Form 10-Q
period 1996-09-30
HIGHWOODS FORSYTH L P
filed 1996-11-14
CIK 941713

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996
                      Commission file number: 333-3890-01
                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                     NORTH CAROLINA                                            56-1869557
             (State or other jurisdiction of                                (I.R.S. Employer
             incorporation or organization)                              Identification Number)

                 3100 SMOKETREE COURT, SUITE 600, RALEIGH, N.C.
                    (Address of principal executive office)
                                     27604
                                   (Zip Code)
              Registrant's telephone number, including area code:
                                 (919) 872-4924
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1996
                               TABLE OF CONTENTS

 PART I.   FINANCIAL INFORMATION                                                                           PAGE
Item 1.    Financial Statements                                                                              3
           Balance Sheets of Highwoods/Forsyth Limited Partnership as of September 30, 1996 and December     4
           31, 1995
           Statements of Income of Highwoods/Forsyth Limited Partnership for the three and nine month        5
           periods ended September 30, 1996 and 1995
           Statements of Cash Flows of Highwoods/Forsyth Limited Partnership for the nine months ended       6
           September 30, 1996 and 1995
           Notes to the Financial Statements of Highwoods/Forsyth Limited Partnership                        8
           Pro Forma Financial Information                                                                  10
           Pro Forma Condensed Consolidated Statement of Operations of Highwoods/Forsyth Limited            11
           Partnership for the nine months ended September 30, 1996
           Notes to Pro Forma Condensed Statement of Operations of Highwoods/Forsyth Limited Partnership    12
           for the nine months ended September 30, 1996
           Pro Forma Condensed Consolidated Statement of Operations of Highwoods/Forsyth Limited            14
           Partnership for the year ended December 31, 1995
           Notes to Pro Forma Condensed Consolidated Statement of Operations of Highwoods/Forsyth           15
           Limited Partnership for the year ended December 31, 1995
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            17
           Results of Operations                                                                            17
           Liquidity and Capital Resources                                                                  18
           Acquisition of Crocker Realty Trust, Inc.                                                        19
           Disclosure Regarding Forward Looking Statements                                                  20
           Funds From Operations and Cash Available for Distribution                                        20
           Property Information                                                                             22
           Third-Party Service Operations                                                                   24
           Inflation                                                                                        24
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings                                                                                25
Item 2.    Changes in Securities                                                                            25
Item 3.    Defaults Upon Senior Securities                                                                  25
Item 4.    Submission of Matters to a Vote of Security Holders                                              25
Item 5.    Other Information                                                                                25
Item 6.    Exhibits and Reports on Form 8-K                                                                 25

                        PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     The information furnished in the accompanying balance sheets, statements of operations and statements of cash flows reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim period.
                                       3

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                     (IN THOUSANDS EXCEPT UNIT INFORMATION)

                                                                            SEPTEMBER 30, 1996    DECEMBER 31, 1995
                                                                               (UNAUDITED)
ASSETS
Real estate assets, at cost:
  Land...................................................................       $  238,014            $ 106,955
  Buildings..............................................................        1,063,729              491,581
  Development in process.................................................           37,656               15,508
  Furniture, fixtures and equipment......................................            1,888                1,288
                                                                                 1,341,287              615,332
  Less -- accumulated depreciation                                                 (33,988)             (22,266)
     Rental property, net................................................        1,307,299              593,066
Cash and cash equivalents................................................           18,384                6,838
Restricted Cash..........................................................           11,532                   --
Accounts and notes receivable............................................            7,043                6,338
Notes receivable from service subsidiaries...............................            1,404                1,274
Accrued straight line rents receivable...................................            4,957                3,407
Other assets:
  Deferred leasing costs.................................................            5,869                4,253
  Deferred financing costs and interest rate caps........................           11,968                8,268
  Prepaid expenses and other.............................................            3,696                1,521
                                                                                    21,533               14,042
  Less -- accumulated amortization.......................................           (5,908)              (3,831)
                                                                                    15,625               10,211
                                                                                $1,366,244            $ 621,134
LIABILITIES AND PARTNERS' CAPITAL
Mortgages and notes payable..............................................       $  597,734            $ 182,736
Accounts payable, accrued expenses and other liabilities.................           28,694               11,052
  Total liabilities......................................................          626,428              193,788
Redeemable operating partnership units outstanding, 4,374,528 at
  September 30, 1996 and 3,731,000 at December 31, 1995..................          132,876              105,401
Partners' capital:
General partner units outstanding, 356,732 at September 30, 1996 and
  231,368 at December 31, 1995...........................................            6,070                3,219
Limited partner units outstanding, 30,941,914 at September 30, 1996 and
  19,174,455 at December 31, 1995........................................          600,870              318,726
  Total partners' capital................................................          606,940              321,945
                                                                                $1,366,244            $ 621,134

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
                                       4

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                              STATEMENTS OF INCOME
              (UNAUDITED AND IN THOUSANDS EXCEPT PER UNIT AMOUNTS)

                                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                                  1996         1995       1996         1995
REVENUE:
  Rental property.............................................   $29,186      $19,673    $79,476      $49,644
  Interest and other income...................................     3,695          887      4,602        1,280
                                                                  32,881       20,560     84,078       50,924
OPERATING EXPENSES:
  Rental property.............................................     7,898        4,666     21,093       11,917
  Depreciation and amortization...............................     4,724        3,069     12,556        7,612
  Interest expense:
     Contractual..............................................     4,468        3,812     12,715        8,720
     Amortization of deferred financing costs and interest
       rate cap...............................................       428          385      1,255        1,215
                                                                   4,896        4,197     13,970        9,935
  General and administrative..................................     1,653          689      3,787        1,813
     Income before extraordinary item.........................    13,710        7,939     32,672       19,647
  Extraordinary item -- loss on early extinguishment of
     debt.....................................................    (2,432)          --     (2,432)      (1,068)
     Net income...............................................   $11,278      $ 7,939    $30,240      $18,579
NET INCOME PER UNIT:
  Income before extraordinary item............................   $  0.39      $  0.39    $  1.19      $  1.14
  Extraordinary item -- loss on early extinguishment of
     debt.....................................................   $ (0.07)     $    --    $ (0.09)     $ (0.06)
  Net income..................................................   $  0.32      $  0.39    $  1.10      $  1.07
  Weighted average units outstanding..........................    35,406       20,512     27,421       17,301
NET INCOME PER UNIT:
  General partner.............................................   $  0.32      $  0.39    $  1.10      $  1.07
  Limited partner.............................................   $  0.32      $  0.39    $  1.10      $  1.07
WEIGHTED AVERAGE UNITS OUTSTANDING:
  General partner.............................................       354          205        274          173
  Limited partner.............................................    35,052       20,307     27,147       17,128
                                                                  35,406       20,512     27,421       17,301

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
                                       5

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                             1996        1995
OPERATING ACTIVITIES:
Net income..............................................................................   $ 30,240    $  18,579
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.........................................................     13,811        8,827
  Loss on early extinguishment of debt..................................................      2,432        1,068
  Changes in operating assets and liabilities...........................................        114        1,104
     Net cash provided by operating activities..........................................     46,597       29,578
INVESTING ACTIVITIES:
Additions to real estate assets.........................................................   (112,574)     (73,097)
Proceeds from disposition of real estate assets.........................................        900           --
Cash from contributed net assets........................................................     20,711          549
Cash advanced to Cedar Acquisition Corporation..........................................   (322,276)          --
Cash paid in exchange for partnership net assets........................................         --       (6,539)
Other...................................................................................     (2,858)      (1,539)
     Net cash used in investing activities..............................................   (416,097)     (80,626)
FINANCING ACTIVITIES:
Distributions paid......................................................................    (38,153)     (19,508)
Repayment of mortgages and notes payable................................................   (184,858)    (200,794)
Borrowings on mortgages and notes payable...............................................    307,500      121,500
Net proceeds from contributed capital...................................................    298,818      220,055
Payment of prepayment penalties.........................................................     (1,184)      (1,068)
Payment of deferred financing costs.....................................................     (1,077)        (519)
     Net cash provided by financing activities..........................................    381,046      119,666
Net increase in cash and cash equivalents...............................................     11,546       68,618
Cash and cash equivalents at beginning of the period....................................      6,838        6,258
Cash and cash equivalents at end of the period..........................................   $ 18,384    $  74,876
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest..................................................................   $ 12,816    $   3,841

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
                                       6

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                            STATEMENT OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     The following summarizes the net assets contributed by the unit holders of the Operating Partnership or acquired subject to mortgage notes payable:

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                           1996          1995
ASSETS:
Rental property and equipment, net....................................................   $614,329      $241,468
Restricted cash.......................................................................     11,476             0
Deferred financing costs, net.........................................................      3,871           842
Accounts receivable and other.........................................................      1,653         6,290
  Total assets........................................................................    631,329       248,600
LIABILITIES:
Mortgages and notes payable assumed...................................................    292,356       194,182
  Accounts payable, accrued expenses and other liabilities............................     19,142            --
  Total liabilities...................................................................    311,498       194,182
     Net assets.......................................................................   $319,831      $ 54,418

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
                                       7

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
1. ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP
     Highwoods/Forsyth Limited Partnership (the "Operating Partnership," formerly Highwoods Realty Limited Partnership), commenced operations on June 14, 1994 when Highwoods Properties, Inc. (the "Company") completed an initial public offering (the "Initial Public Offering") and issued 7.4 million shares of common stock (plus 1.1 million shares subsequently issued pursuant to the underwriters' over-allotment option).
     The following transactions (the "Formation Transactions") occurred in connection with the Initial Public Offering:
     (Bullet) The Company consummated various purchase agreements to acquire certain interests in 41 properties, including 27 properties which were not owned by the predecessor to the Company and the Operating Partnership (the "Highwoods Group") prior to the Initial Public Offering.
              For the 14 properties previously owned by the Highwoods Group, negative net assets of approximately $9,272,000 were contributed to the Operating Partnership at their historical cost. Approximately $8,400,000 was distributed to non-continuing partners of the Highwoods Group for their partnership interest in the 14 properties. For the 27 properties not owned by the Highwoods Group, the Operating Partnership issued approximately $4,200,000 of limited partner interests ("Units"), assumed $54,164,000 of debt and paid $82,129,000 in cash. These 27 properties were recorded at their purchase price using the purchase method of accounting.
     (Bullet) The Company became the sole general partner of the Operating
              Partnership by contributing its ownership interests in the 41 properties and its third-party fee business and all but $10,400,000 of the net proceeds of the Initial Public Offering in exchange for an approximate 88.3% interest in the Operating Partnership.
     (Bullet) The Operating Partnership executed various option and purchase agreements whereby it paid approximately $81,352,000 in cash, issued 1,054,664 redeemable Units in the Operating Partnership and assumed approximately $118,111,000 of indebtedness in exchange for fee simple interests in the 41 properties and the development land.
     (Bullet) The Operating Partnership contributed the third-party management and development business and the third-party leasing business to Highwoods Services, Inc. (formerly Highwoods Realty Services, Inc. and Highwoods Leasing Company) in exchange for 100% of each company's non-voting common stock and 1% of their voting common stock.
     As a result of common stock offerings and subsequent contributions of capital to the Operating Partnership by the Company, the Company owns approximately 88% of the Units in the Operating Partnership as of September 30, 1996 (including its 1% general partnership interest in the Operating Partnership). These Units are classified as general partners' capital and limited partners' capital in the accompanying Statements of partners' capital. The Company's capital accounts are adjusted to reflect the 1% general partner interest with the adjustments at book value.
     Generally one year after issuance (the "lock-up period"), the Operating Partnership is obligated to redeem each Unit at the request of the holder thereof for cash, provided that the Company at its option may elect to acquire any such Unit presented for redemption by exchanging one share of Common Stock for the Unit or cash at the fair market value. When a Unit holder redeems a Unit for a share of Common Stock or cash, the minority interest will be reduced and the Company's share in the Operating Partnership will be increased. The Company's general and limited partner Units are not redeemable for cash. At September 30, 1996, the one-year lock-up period had expired with respect to 3,623,699 of the 4,374,528 Units issued.
                                       8

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
2. BASIS OF PRESENTATION
     The Operating Partnership's investments in Highwoods Services, Inc. and Forsyth Properties Services, Inc. (the "Service Companies") are accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the financial statements.
     The extraordinary loss represents the write-off of loan origination fees and prepayments penalties paid on the early extinguishment of debt.
                                       9

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                        PRO FORMA FINANCIAL INFORMATION
     The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations for the year ended December 31, 1995 assume that the following transactions all occurred as of January 1, 1995: (i) the merger with Forsyth Properties, Inc. and its affiliates (the "Forsyth Transaction"), (ii) the acquisition of the Research Commons Properties, (iii) the issuance of 5,640,000 shares of common stock of the Company at a price of $20.75 per share (the "February 1995 Offering"), (iv) the issuance of 4,774,989 shares of common stock of the Company at a price of $24.50 per share (the "August 1995 Offering"), (v) acquisitions of a total of 77 Properties and 68 acres of Development Land (the "Other 1995 Acquisitions"), (vi) the merger with Eakin & Smith, Inc. and its affiliates (the "Eakin & Smith Transaction"), (vii) the issuance of 11,500,000 and 250,000 shares of common stock of the Company at per share prices of $26.875 and $27.375, respectively (the "Summer 1996 Offerings") and (viii) the merger with Crocker Realty Trust, Inc. (the "Crocker Merger"). The pro forma operating data for the nine months ended September 30, 1996 assumes that (i) this Offering, (ii) the Eakin & Smith Transaction, (iii) the Summer 1996 Offerings and (iv) the Crocker Merger occurred as of January 1, 1995. These unaudited statements should be read in conjunction with the respective financial statements and notes thereto of the Operating Partnership and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. In the opinion of management, the pro forma condensed consolidated financial information provides all adjustments necessary to reflect the effects of the aforementioned transactions.
     The pro forma condensed consolidated financial information is unaudited and is not necessarily indicative of the consolidated results which would have occurred if the transactions had been consummated in the periods presented, or on any particular date in the future, nor does it purport to represent the financial position, results of operations or changes in cash flows for future periods.
                                       10

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
             PRO FORMA CONDENSED COMBINING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                           (UNAUDITED, IN THOUSANDS)

                                                               PRE-ACQUISITION RESULTS
                                                                       CROCKER       CROCKER
                                         HISTORICAL   EAKIN & SMITH   HISTORICAL   ACQUISITIONS    PRO FORMA
                                            (A)            (B)           (C)           (D)        ADJUSTMENTS    PRO FORMA
REVENUE:
  Rental property.......................  $ 79,476       $ 3,000       $ 51,262        $520         $   900(E)   $135,158
  Other income..........................     4,602            --          2,959          12          (5,217)(F)     2,356
                                            84,078         3,000         54,221         532          (4,317)      137,514
OPERATING EXPENSES:
  Rental property.......................    21,093           957         18,287         179          (1,640)(G)    38,876
  Depreciation and amortization.........    12,556           526          9,317         108             351(H)     22,858
  Interest expense:
     Contractual........................    12,715           739         16,126         215          (1,754)(I)    28,041
     Amortization of deferred financing
       costs............................     1,255            --            849          --            (475)(J)     1,629
                                            13,970           739         16,975         215          (2,229)       29,670
  General and administrative............     3,787           153          4,113          --          (3,816)(K)     4,237
     Income before extraordinary item...  $ 32,672       $   625       $  5,529        $ 30         $ 3,017      $ 41,873
     Net income per unit................                                                                         $   1.18
  Weighted average units................                                                                           35,432

       See Notes to Pro Forma Condensed Combining Statement of Operations
                                       11

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
         NOTES TO PRO FORMA CONDENSED COMBINING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                           (UNAUDITED, IN THOUSANDS)
     (A.) Reflects the Operating Partnership's historical statement of operations contained in its Quarterly Report on form 10-Q for the nine months ended September 30, 1996.
     (B.) Reflects the historical statement of operations of Eakin & Smith, Inc. for the three months ended March 31, 1996, which was acquired by the Operating Partnership on April 1, 1996.
     (C.) Represents the historical statement of operations of Crocker Realty Trust, Inc. ("Crocker") for the period from January 1, 1996 to September 5, 1996.
     (D.) Reflects the historical operations of the Towermarc properties, which were acquired by Crocker on January 16, 1996, adjusted on a pro forma basis for interest and depreciation expense, for the period from January 1, 1996 to January 16, 1996, the date of the acquisition of Towermarc. Depreciation expense is calculated on the purchase price allocated to buildings, site improvements and tenant improvements with depreciation calculated on a straight-line basis over useful lives of 40 years, 15 years and the life of the respective leases, respectively.
     (E.) Reflects incremental rental income from a supplemental lease agreement entered into in connection with the Crocker Merger. The lease agreement was a condition of the Crocker Merger.
     (F.) Reflects the elimination of certain third-party leasing and property management income of Crocker not retained by the Operating Partnership ($1,824), the elimination of interest income on short-term investments advanced to a wholly owned subsidiary of the Company (the "Merger Subsidiary") in connection the Crocker Merger ($2,219) and the elimination of interest on advances to affiliates in connection with the Crocker Merger ($1,174).
     (G.) Reflects the net adjustment to rental property expenses to eliminate the costs related to certain assets (primarily land held for development) which were retained by the prior shareholders of Crocker ($800) and to eliminate certain other property operating costs (primarily personnel and office costs for duplicative property management operations) which have been eliminated upon the completion of the Crocker Merger ($840).
     (H.) Represents the net adjustment to depreciation expense based upon an assumed allocation of the purchase price to land, buildings and development in process and building depreciation computed on a straight-line basis using an estimated life of 40 years for buildings and 7 years for furniture, fixtures and equipment as follows:

Eakin & Smith Transaction....................   $ (73)
Crocker Merger...............................     424
       Total.................................   $(351)

     (I.) Represents the net adjustment to interest expense to reflect interest costs on the net incremental borrowings related to the Eakin & Smith Transaction, the Crocker Merger (including effects of refinancing of certain Crocker mortgage debt with borrowings under the Operating Partnership's $280 million revolving loan (the "Revolving Loan")) and the issuance of 11,750,000 shares of common stock by the Company. The adjustments are as follows:

Eakin & Smith Transaction (1)..............   $   468
Crocker Merger (2).........................    (2,222)
       Total...............................   $(1,754)

     (1) $26,600  in  incremental  borrowing in the  Eakin  &  Smith
         Transaction at an average rate under the Revolving Loan of 7% for three months.
                                       12

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
         NOTES TO PRO FORMA CONDENSED COMBINING STATEMENT OF OPERATIONS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 -- (CONTINUED)
     (2) The incremental effect of refinancing mortgage debt with an average outstanding balance of $104,000 and an average rate of 10% with borrowings under the Revolving Loan with an average rate of 7% for the for period from January 1, 1996 to September 30, 1996.
     (J.) Represents the incremental adjustment to amortization to reflect the commitment fee on the Revolving Loan and the reduction in the amortization to reflect the Crocker mortgage loans repaid.
     (K.) Represents the net adjustment to general administrative expense to reflect the estimated incremental costs (primarily salaries) to the Operating Partnership of operating a Nashville division and to reflect the elimination of certain costs (primarily executive salaries, administrative costs, the expenses incurred to generate third-party revenue and the expenses to operate the public entity) of Crocker not expected to be incurred by the Operating Partnership as follows (in thousands):

Eakin & Smith Transaction..................   $    47
Crocker Merger.............................    (3,863)
       Total...............................   $(3,816)

      See Notes to Pro Forma Condensed Combining Statements of Operations.
                                       13

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
             PRO FORMA CONDENSED COMBINING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                  (UNAUDITED, IN THOUSANDS, EXCEPT UNIT DATA)

                                                              EAKIN &       CROCKER TRANSACTION
                                                 1995          SMITH       CROCKER        PRE-
                                HISTORICAL   TRANSACTIONS   TRANSACTION   HISTORICAL   ACQUISITION    PRO FORMA
                                   (A)           (B)            (C)          (D)       RESULTS (E)   ADJUSTMENTS    PRO FORMA
REVENUE:
  Rental property.............   $ 71,217      $ 17,020       $ 9,222      $ 42,489      $23,985       $ 1,200(F)   $165,133
  Other income................      2,305            50           411         1,777        2,380        (2,628)(G)     4,295
                                   73,522        17,070         9,633        44,266       26,365        (1,428)      169,428
OPERATING EXPENSES:
  Rental property.............     17,049         4,426         2,977        13,601        9,619        (2,030)(H)    45,642
  Depreciation and
     amortization.............     11,082         2,868         1,956         6,772        4,881          (972)(I)    26,587
  Interest expense:
     Contractual..............     12,101         2,876         2,161        16,212        5,689           387(J)     39,426
     Amortization of deferred
       financing costs........      1,619            46            --           594           --           312(K)      2,571
                                   13,720         2,922         2,161        16,806        5,689           699        41,997
  General and
     administrative...........      2,737           181           763         2,813        2,376        (4,652)(L)     4,218
     Income before
       extraordinary item.....   $ 28,934      $  6,673       $ 1,776      $  4,274      $ 3,800       $ 5,527      $ 50,984
     Net income (loss) per
       unit...................                                                                                      $   1.44
     Weighted average units...                                                                                        35,432

      See Notes to Pro Forma Condensed Combining Statements of Operations.
                                       14

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
       NOTES TO PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                  (UNAUDITED, IN THOUSANDS, EXCEPT UNIT DATA)
     (A.) Represents the Operating Partnership's historical statement of operations contained in its Annual Report on Form 10-K for the year ended December 31, 1995.
     (B.) Reflects the February 1995 Offering and the August 1995 Offering and the historical operations of Forsyth Properties, Inc. and its affiliates, the Research Commons Properties and the Other 1995 Acquisitions, adjusted on a pro forma basis for interest and depreciation expense, for the period of time during 1995 prior to their acquisition by the Operating Partnership.
     (C.) Represents the historical statement of operations of Eakin & Smith for the year ended December 31, 1995.
     (D.) Represents the historical statement of operations of Crocker contained in its Annual Report on Form 10-K for the year ended December 31, 1995.
     (E.) Reflects the historical operations of Crocker Realty Investors, Inc., Crocker & Sons, Inc., Crocker Realty Management Services, Inc., the Sabal properties and the Towermarc properties, adjusted on a pro forma basis for interest and depreciation expense, for the period of time during 1995 prior to their acquisition by Crocker. Interest expense reflects incremental indebtedness of approximately $97,400 for the first half of 1996 at an average rate of 9.94% and $57,800 for the second half of 1996 at an average rate of 9.70% plus loan cost amortization of $292. Historical indebtedness was also reduced by $20,000 which was prepaid on December 28, 1995 using the proceeds of a private placement. The $20,000 had a fixed rate of interest of 11.5%. Depreciation is calculated using the respective purchase prices allocated to buildings, site improvements and tenant improvements with depreciation calculated on a straight-line basis over useful lives of 40 years, 15 years, and the life of the respective leases, respectively.
     (F.) Reflects incremental rental income from a supplemental lease agreement entered into in connection with the Crocker Merger. This agreement was a condition of the Crocker Merger.
     (G.) Reflects the elimination of certain third-party leasing and property management income of Crocker not retained by the Operating Partnership.
     (H.) Reflects the net adjustment to rental property expenses to eliminate the costs related to certain assets (primarily land held for development) distributed to the stockholders of Crocker ($800) and for other property operating costs (primarily personnel and office expenses related to duplicative property management operations) eliminated upon the completion of the Crocker Merger ($1,230).
     (I.) Represents the net adjustment to depreciation expense based upon an assumed allocation of the purchase price to land, buildings, furniture, fixtures and equipment and development in process and building depreciation computed on a straight-line basis using an estimated life of 40 years for buildings and 7 years for furniture, fixtures and equipment as follows (in thousands):

Eakin & Smith Transaction....................   $(145)
Crocker Merger...............................    (827)
       Total.................................   $(972)

     (J.) Represents the net adjustment to interest expense to reflect interest costs on borrowings under the Revolving Loan at an assumed rate of 7.0% capped (the effective interest rate based on a 30-day LIBOR rate of 5.50% plus 1.50%) and assumed debt as follows (in thousands):

Eakin & Smith Transaction (1)..............   $ 2,667
Crocker Merger (2).........................    (2,280)
       Total...............................   $   387

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
       NOTES TO PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEAR ENDED DECEMBER 31, 1995 -- (CONTINUED)
     (1) $26,653 of borrowings under the Revolving Loan at 7% plus $10,075 of assumed debt at 8.0%.
     (2) The incremental effect of $10,231 of borrowings under the Revolving Loan at 7% and the effect of refinancing mortgage debt with an outstanding balance of $100,000 and an average rate of 10% with borrowings under the Revolving Loan with an average rate of 7%.
     (K.) Represents the amortization of the commitment fee ($937) on the Revolving Loan over the 36-month period.
     (L.) Represents the net adjustment to general administrative expense to reflect the estimated incremental costs to the Operating Partnership of operating a Nashville division (primarily salaries) and to reflect the elimination of certain costs (primarily executive salaries ($1,020), administrative costs ($1,875), the expenses incurred to generate third-party revenue ($994) and the expenses of operating as a public entity ($800) of Crocker not expected to be incurred by the Operating Partnership as follows (in thousands):

Eakin & Smith Transaction..................   $    37
Crocker Merger.............................    (4,689)
       Total...............................   $(4,652)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     The following discussion and analysis of the financial condition and results of operations of the Operating Partnership for the three and nine months ended September 30, 1996 should be read in conjunction with all of the financial statements and notes thereto appearing elsewhere in the report. The following discussion is based primarily on the financial statements of Highwoods/Forsyth Limited Partnership.
RESULTS OF OPERATIONS
  THREE MONTHS ENDED SEPTEMBER 30, 1996
     Revenues from rental operations increased $9.5 million, or 48%, from $19.7 million for the three months ended September 30, 1995 to $29.2 million for the three months ended September 30, 1996. The increase is a result of the properties acquired in subsequent periods in 1995 as well as the April 1, 1996, acquisition of the 848,000-square foot Eakin & Smith portfolio in Nashville, Tennessee (the "Eakin & Smith Transaction"). The Crocker Merger did not materially impact revenues for the quarter because the closing occurred at the end of the quarter.
     During the three months ended September 30, 1996, 137 leases representing 981,436 square feet of office and industrial space commenced at an average rate per square foot 8.0% higher than the average rate per square foot on the expired leases. Interest and other income increased $2.8 million from $900,000 in 1995 to $3.7 million in 1996. The increase is related to an increase in cash available for investment from the Summer 1996 Offerings.
     Rental operating expenses increased $3.2 million, or 68%, from $4.7 million for the three months ended September 30, 1995 to $7.9 million for the three months ended September 30, 1996. The increase is a result of additional properties acquired in 1995 and 1996. Rental operating expenses as a percentage of related revenues increased from 23.9% for the three months ended September 30, 1995 to 27.1% for the three months ended September 30, 1996. This increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer "triple net" leases.
     Depreciation and amortization for the three months ended September 30, 1996 and 1995 was $4.7 million and $3.1 million, respectively. The increase of $1.6 million, or 52%, is due to an increase in depreciable assets. Interest expense increased $700,000, or 17%, from $4.2 million for the three months ended September 30, 1995 to $4.9 million for the three months ended September 30, 1996. The increase is attributable to the increase in outstanding indebtedness related to the Operating Partnership's acquisition and development activities. Interest expense for the three months ended September 30, 1996 and 1995 included $428,000 and $385,000, respectively, of amortization of non-cash deferred financing costs and the costs related to the Operating Partnership's interest rate protection agreement. General and administrative expenses increased from 3.5% of rental revenue in 1995 to 5.7% in 1996. The increase is attributable to the addition of two regional offices as a result of acquisitions in Richmond and Nashville. The duplication of personnel during the integration of Crocker also contributed to the increase in general and administrative expenses. Such duplicative costs are expected to be eliminated in the fourth quarter of 1996 as the Operating Partnership realizes the planned synergies from the Crocker Merger.
     Net income before extraordinary item equaled $13.7 million and $7.9 million for the three-month periods ended September 30, 1996 and 1995, respectively. The extraordinary item consisted of prepayment penalties incurred in connection with the extinguishment of certain debt assumed in the Crocker Merger.
  NINE MONTHS ENDED SEPTEMBER 30, 1996
     Revenue from rental operations increased $29.9 million, or 60%, from $49.6 million for the first nine months of 1995 to $79.5 million for the first nine months of 1996. The increase is a result of the properties acquired during February 1995, which only contributed partially to revenue in 1995, as well as the acquisitions made in subsequent periods in 1995 and during the nine months ended September 30, 1996. In total, 147 properties encompassing 6.5 million square feet were added to the portfolio during the first nine months of 1995, and 89 properties encompassing 7.5 million square feet were added during the first nine months of 1996.
                                       17

     During the nine months ended September 30, 1996, 390 leases representing
2.4 million square feet of office and industrial space commenced at an average rate per square foot 6.2% higher than the average rate per square foot on the expired leases. Interest and other income increased $3.3 million from $1.3 million for the first nine months of 1995 to $4.6 million for the first nine months of 1996. The increase is related to an increase in cash available for investment for the nine months ended September 30, 1996 from the June and July 1996 equity offerings.
     Rental operating expenses increased $9.2 million, or 77%, from $11.9 million for the first nine months of 1995 to $21.1 million for the first nine months of 1996. Rental expenses as a percentage of related rental revenues increased from 24.0% for the nine months ended September 30, 1995 to 26.5% for the nine months ended September 30, 1996. The increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer "triple net" leases, and approximately $300,000 in additional expenses relating to snow removal and the severe winter weather in 1996.
     Depreciation and amortization for the nine months ended September 30, 1996 and 1995 was $12.6 million and $7.6 million, respectively. The increase of $5.0 million, or 66%, is due to the increase in depreciable assets noted above. Interest expense increased $4.1 million, or 41%, from $9.9 million for the nine months ended September 30, 1995 to $14.0 million for the nine months ended September 30, 1996. The increase is attributable to the increase in outstanding debt related to the Operating Partnership's acquisition and development activities. Interest expense for the nine months ended September 30, 1996 and 1995 included $1.3 million and $1.2 million, respectively, of amortization of non-cash deferred financing costs and of the costs related to the Operating Partnership's interest rate protection agreements. General and administrative expenses increased from 3.7% of total rental revenue for the nine months ended September 30, 1995 to 4.8% for the nine months ended September 30, 1996. This increase is attributable to the addition of two regional offices associated with the Richmond and Nashville acquisitions. The duplication of certain personnel costs during the acquisition of Crocker also contributed to higher general and administrative expenses for the nine months ended September 30, 1996. Such duplicative costs are expected to be eliminated in the fourth quarter of 1996 as the Operating Partnership realizes the planned synergies from the Crocker Merger.
     Net income before extraordinary item equaled $32.7 million and $19.6 million for the nine-month periods ended September 30, 1996 and 1995, respectively. The extraordinary item consisted of prepayment penalties incurred in connection with the extinguishment of certain debt assumed in the Crocker Merger.
LIQUIDITY AND CAPITAL RESOURCES
     The Operating Partnership generated $46.6 million in cash flow from operating activities and $381.0 million in cash flow from financing activities for the nine months ended September 30, 1996. The cash flow from financing activities is a result of the 11.75 million share stock offerings, which closed in June and July 1996. The Operating Partnership utilized $416.1 million of this cash flow to invest in real property assets, primarily development in process and an acquisition of additional rental property through the Eakin & Smith Transaction, and the advancement of funds to the Merger Subsidiary for the acquisition of Crocker.
  CAPITALIZATION
     The Operating Partnership's total indebtedness at September 30, 1996 totaled $597.7 million and was comprised of $300.7 million of conventional fixed rate mortgage indebtedness with an average rate of 8.19%, $47.0 million outstanding under variable rate mortgages (see below for a discussion of interest rate protection agreements), $245.0 million under the Operating Partnership's $280 million unsecured revolving loan (the "Revolving Loan") and a 9%, $5.0 million unsecured note.
     The Revolving Loan requires monthly payments of interest only, with the balance of all principal and accrued but unpaid interest due on October 31, 1999. The initial interest rate on the Revolving Loan is LIBOR plus 150 basis points and will adjust based on the Operating Partnership's senior unsecured credit rating within a range of LIBOR plus 100 basis points to LIBOR plus 175 basis points. At September 30, 1996, one-month LIBOR was 5.43%.
                                       18

     To protect the Operating Partnership from increases in interest expense due to fluctuations in its variable rate mortgages and Revolving Loan, the Operating
Partnership: (i) purchased an interest rate collar limiting its exposure to an increase in one-month LIBOR to 5.4% with respect to $80 million of the $280 million Revolving Loan, and (ii) in connection with the $47.0 million variable rate mortgages, entered into interest rate swaps that limit its exposure to an increase in the interest rates to 7.45%, and (iii) entered into three separate forward-starting interest rate swap agreements in the aggregate amount of $125 million to limit its exposure to rising interest rates in connection with the offering of $200 million unsecured, non-convertible debt securities of the Operating Partnership (the "Offering") in the fourth quarter of 1996. It is the Operating Partnership's intent to terminate these agreements at the time of the Offering in order to effectively lock the interest rate on the underlying seven and ten-year treasury notes at approximately 6.75% and 6.72%, respectively. The interest rate on the Operating Partnership's variable rate debt is adjusted at monthly intervals, subject to the Operating Partnership's interest rate protection program. The Operating Partnership is exposed to certain losses in the event of non-performance by the counterparties under the collar and swap arrangements. The counterparties are major financial institutions and are expected to fully perform under the agreements. However, if they were to default on their obligations under the arrangements, the Operating Partnership could be required to pay the full rate under the Revolving Loan and the variable rate mortgages, even if such rate were in excess of the rate in the collar and swap agreements. In addition, the Operating Partnership may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Operating Partnership's interest expense and could adversely affect the Operating Partnership's cash flow.
     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. The Operating Partnership presently has no plans for major capital improvements to its developed properties, other than normal recurring non-revenue-enhancing expenditures. The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the Revolving Loan. The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Operating Partnership. In addition, the Operating Partnership anticipates utilizing the Revolving Loan to fund construction and development activities. The Operating Partnership does not intend to reserve funds to retire indebtedness under the Revolving Loan upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Operating Partnership in both the short and long-term.
     During the quarter, the Company, which is the general partner and (as of September 30, 1996) an 88% owner of the Operating Partnership, completed the sale of an additional 250,000 shares to several underwriters who participated in the Company's June 20, 1996 offering of 11.5 million shares. The net proceeds of $6.9 million were contributed to the Operating Partnership in exchange for 250,000 Units. The proceeds from the offering were used to fund a portion of the purchase price of Crocker.
ACQUISITION OF CROCKER REALTY TRUST, INC.
     On September 20, 1996, the Company acquired Crocker Realty Trust, Inc. through a merger (the "Crocker Merger"). Agreement on the terms of the Crocker Merger was reached on April 29, 1996. At that time, the Company and the Merger Subsidiary entered into a Stock Purchase Agreement with certain controlling shareholders of Crocker (the "Sellers") to purchase all of the Sellers' shares of common stock of Crocker (the "Shares"). The Company and the Merger Subsidiary also entered into an Agreement and Plan of Merger with Crocker (the "Merger Agreement"). The Merger Agreement provided that the Merger Subsidiary would be merged into Crocker, with Crocker as the surviving entity.
     On September 6, 1996, the Company closed the acquisition of the Shares. The purchase price was $249.1 million ($11.05 per Share) and included, as contemplated by the Stock Purchase Agreement, the $1.1 million purchase of 1,056,000 options to purchase shares of Crocker owned by the Sellers.
                                       19

     The Crocker Merger was consummated on September 20, 1996 following its approval at a special meeting of the shareholders of Crocker. All shares of common stock of Crocker (other than those held by the Company) were converted into and represented a right to receive $11.05243 per share. Following the Crocker Merger, the Company entered into various restructuring transactions culminating in the contribution by the Company of Crocker's assets and liabilities to the Operating Partnership. As a result of the Crocker Merger and subsequent transactions, substantially all of the assets and liabilities of Crocker at the time of the Crocker Merger are the assets and liabilities of the Operating Partnership. The total cost of the acquisition of all of the outstanding shares of Crocker was approximately $565.8 million, which included the assumption of $243 million of Crocker debt discussed below.
     Other than a $140 million mortgage note (the "Mortgage Note"), all of the debt assumed in the Crocker Merger was repaid by the Operating Partnership using funds available under the Revolving Loan. The Mortgage Note is secured by 46 of the Crocker Properties (the "Mortgage Note Properties"), which are held by AP Southeast Portfolio Partners, L.P. (the "Financing Partnership"). The Operating Partnership has a 99.99% economic interest in the Financing Partnership, which is managed, indirectly, by the Company. The Mortgage Note is a conventional, monthly pay, first mortgage note in the principal amount of $140 million issued by the Financing Partnership. The Mortgage Note is a limited recourse obligation of the Financing Partnership as to which, in the event of a default under the indenture or the mortgage, recourse may be had only against the Mortgage Note Properties and other assets that have been pledged as security therefor. The Mortgage Note was issued to Kidder Peabody Acceptance Corporation I pursuant to an indenture, dated March 1, 1994 (the "Mortgage Note Indenture"), among the Financing Partnership, Bankers Trust Company of California, N.A., and Bankers Trust Company.
     The Mortgage Note bears interest on its outstanding principal balance at the rate of 7.88% per annum, subject to increase in the event of a default in the payment of any amount due, and matures on January 3, 2001. The Mortgage Note provides for scheduled monthly payments of interest only, which are due on the first business day of each calendar month.
     The Mortgage Note Indenture provides for a lockout period that prohibits optional redemption payments in respect of principal of the Mortgage Note (other than a $7 million premium-free redemption payment) prior to November 22, 1998. Thereafter, the Financing Partnership may make optional redemption payments in respect of principal of the Mortgage Note on any distribution date, subject to the payment of a yield maintenance charge in connection with such payments made prior to August 1, 2000.
     Under the terms of the purchase agreement relating to the Mortgage Note Properties, the Financing Partnership may be obligated to pay NationsBank, N.A. a deferred contingent purchase price. This contingent payment, which will in no event exceed $4.4 million, is due on April 1, 1998 if the actual four-year cumulative cash flow of such Properties exceeds the projected four-year cumulative cash flow. Based on the estimates of future operations, the Operating Partnership does not believe that any deferred contingent purchase price will be payable.
FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTIONS
     The Operating Partnership considers Funds from Operations ("FFO") to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP, and FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Operating Partnership's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations does not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, FFO as disclosed by other REITs may not be comparable to the Operating Partnership's calculation of FFO, as described below.
     Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. In
                                       20

March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that the amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. Cash available for distribution is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.
     Funds from operations and cash available for distribution for the three and nine months ended September 30, 1996 and 1995 are summarized in the following table (in thousands):

                                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                                        1996       1995       1996       1995
FUNDS FROM OPERATIONS:
Income before extraordinary item....................................   $13,710    $ 7,939    $32,672    $19,647
Add (deduct):
  Depreciation and amortization.....................................     4,724      3,069     12,556      7,612
  Third-party service company cash flow.............................        75        (45)       330        (60)
     FUNDS FROM OPERATIONS..........................................    18,509     10,963     45,558     27,199
CASH AVAILABLE FOR DISTRIBUTION:
Add (deduct):
  Rental income from straight-line rents............................      (837)      (368)    (1,752)      (898)
  Amortization of deferred financing costs..........................       428        385      1,255      1,215
  Non-incremental revenue generating capital expenditures (1):
     Building improvements paid.....................................      (818)      (297)    (2,018)      (838)
     Second generation tenant improvements paid.....................      (864)      (475)    (2,172)    (1,388)
     Second generation lease commissions paid.......................      (477)      (314)    (1,056)      (746)
       CASH AVAILABLE FOR DISTRIBUTION..............................   $15,941    $ 9,894    $39,815    $24,544
Weighted average units outstanding..................................    35,406     20,512     27,421     17,301
DIVIDEND PAYOUT RATIO:
  Funds from operations.............................................      91.8%      84.2%      84.9%      82.7%
  Cash available for distribution...................................     106.6%      93.3%      97.1%      91.6%

(1) Amounts represent cash expenditures.
     On November 4, 1996, the Company's Board of Directors declared a dividend of $.48 per share ($1.92 on an annualized basis) payable on November 22, 1996 to stockholders of record on November 14, 1996. Such distribution will be funded by a pro rata distribution of $.48 per Unit by the Operating Partnership. DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are identified by words such as "expect," "anticipate," "should" and words of similar import. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this "Management's Discussion and Analysis of Results of Operations and Financial Condition."
                                       21

PROPERTY INFORMATION
     The following table sets forth certain information with respect to the Operating Partnership's properties as of September 30, 1996:

                                                                         RENTABLE      NUMBER OF    PERCENT LEASED/
                                                                        SQUARE FEET    PROPERTIES     PRE-LEASED
IN-SERVICE:
  Office.............................................................    11,721,000       170              93%
  Industrial.........................................................     5,015,000       110              89%
     Total...........................................................    16,736,000       280              91%
UNDER DEVELOPMENT:
  Office.............................................................       967,000        14              55%
  Industrial.........................................................       286,000         3              29%
     Total...........................................................     1,253,000        17              49%
TOTAL:
  Office.............................................................    12,688,000       184
  Industrial.........................................................     5,301,000       113
     Total...........................................................    17,989,000       297

     The following table sets forth certain information with respect to the Operating Partnership's properties under development as of September 30, 1996 (dollars in thousands):

                                                           RENTABLE                  COST                  ESTIMATED
                                                            SQUARE     ESTIMATED   INCURRED   PRE-LEASING  COMPLETION
                                           LOCATION          FEET        COST      TO DATE    PERCENTAGE      DATE
OFFICE PROPERTIES:
Highwoods Plaza I....................  Nashville, TN         103,000   $ 11,500    $ 6,759            80%     4Q 96
Center Point II......................  Columbia, SC           81,000      7,600      4,856            46      4Q 96
MSA..................................  Research Triangle      55,000      6,200      3,741           100      4Q 96
Hewlett Packard......................  Charlotte, NC          35,000      3,100        939            41      4Q 96
Inacom...............................  Piedmont Triad         13,000        900        541           100      4Q 96
One Shockoe Plaza....................  Richmond, VA          118,000     15,400     13,388           100      1Q 97
North Park...........................  Research Triangle      43,000      4,000        542            38      1Q 97
Sycamore.............................  Research Triangle      70,000      6,400        776            --      2Q 97
Two AirPark East.....................  Piedmont Triad         57,000      4,600        409            --      2Q 97
AirPark East-Simplex.................  Piedmont Triad         12,000        900         10            60      2Q 97
Center Point V.......................  Columbia, SC           19,000      1,700        279            35      2Q 97
Highwoods Plaza II...................  Nashville, TN         102,000     10,300      1,774            --      3Q 97
Highwoods Two........................  Richmond, VA           74,000      7,000         14            --      3Q 97
Clintrials...........................  Research Triangle     185,000     21,500         --           100      2Q 98
OFFICE TOTAL OR WEIGHTED
  AVERAGE............................                        967,000   $101,100    $34,028            55%
INDUSTRIAL PROPERTIES:
Regency Two..........................  Piedmont Triad         96,000      2,800      1,849            40      4Q 96
Highwoods Airport Center.............  Richmond              145,000      5,500      1,368            --      2Q 97
R.F. Micro Devices...................  Piedmont Triad         45,000      7,000         --           100      4Q 97
INDUSTRIAL TOTAL OR WEIGHTED
  AVERAGE............................                        286,000   $ 15,300    $ 3,217            29%
  TOTAL OR WEIGHTED AVERAGE..........                      1,253,000   $116,400    $37,245            49%*

* Improves to 65% when letters of intent for space are included.
                                       22

     The following tables set forth certain information about the Operating Partnership's leasing activities for the three and nine months ended September 30, 1996.

                                                                 OFFICE                          INDUSTRIAL
                                                     THREE MONTHS      NINE MONTHS     THREE MONTHS      NINE MONTHS
                                                         ENDED            ENDED            ENDED            ENDED
                                                     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                         1996             1996             1996             1996
NET EFFECTIVE RENTS RELATED TO RE-LEASED SPACE:
Number of lease transactions (signed leases)......             77              213              60               177
Rentable square footage leased....................        276,916          687,993         704,520         1,758,024
Average per rentable square foot over the lease
  term:
  Base rent.......................................          14.80            14.91            4.16              4.36
  Tenant improvements.............................          (1.21)           (0.97)          (0.08)            (0.12)
  Leasing commissions.............................          (0.32)           (0.32)          (0.07)            (0.10)
  Rent concessions................................             --               --              --                --
  Effective rent..................................    $     13.27      $     13.62       $    4.01       $      4.14
  Expense stop....................................          (3.30)           (3.28)          (0.46)            (0.37)
  Equivalent effective net rent...................    $      9.97      $     10.34       $    3.55       $      3.77
Average term in years.............................              4                4               2                 2
RENTAL RATE TRENDS:
Average final rate with expense pass
  throughs........................................    $     13.21      $     13.54       $    3.85       $      4.20
Average first year cash rental rate...............    $     14.34      $     14.43       $    4.13       $      4.44
Percentage increase...............................          8.56%            6.59%           7.24%             5.65%
CAPITAL EXPENDITURES RELATED TO RE-LEASED OFFICE
  SPACE:
Tenant Improvements:
  Total dollars committed under signed
     leases.......................................    $ 1,357,220      $ 2,716,600       $ 104,958       $   380,862
  Rentable square feet............................        276,916          687,993         704,520         1,758,024
  Per rentable square foot........................    $      4.90      $      3.95       $    0.15       $      0.22
Leasing Commissions:
  Total dollars committed under signed
     leases.......................................    $   363,859      $   891,751       $  92,701       $   328,924
  Rentable square feet............................        276,916          687,993         704,520         1,758,024
  Per rentable square foot........................    $      1.31      $      1.30       $    0.13       $      0.19
Total:
  Total dollars committed under signed
     leases.......................................    $ 1,721,079      $ 3,608,351       $ 197,659       $   709,786
  Rentable square feet............................        276,916          687,993         704,520         1,758,024
  Per rentable square foot........................    $      6.22      $      5.24       $    0.28       $      0.40

     The following tables set forth scheduled lease expirations for executed leases as of September 30, 1996 assuming no tenant exercises renewal options. OFFICE PROPERTIES:

                                                                                                                    AVERAGE ANNUAL
                                      TOTAL            PERCENTAGE OF                             PERCENTAGE OF       RENTAL RATE
                                    RENTABLE       LEASED SQUARE FOOTAGE      ANNUAL RENTS       LEASED RENTS            (1)
  YEAR OF LEASE      NUMBER OF     SQUARE FEET        REPRESENTED BY         UNDER EXPIRING     REPRESENTED BY           FOR
    EXPIRATION        LEASES        EXPIRING          EXPIRING LEASES          LEASES (1)       EXPIRING LEASES      EXPIRATIONS
Remainder of 1996         95           266,697                2.5%            $  3,739,449              2.4%            $14.02
       1997              328         1,346,719               12.5               19,166,912             12.2              14.23
       1998              285         1,909,516               17.7               26,665,888             16.9              13.96
       1999              293         1,583,010               14.7               23,548,608             15.0              14.88
       2000              241         1,665,840               15.5               24,925,928             15.8              14.96
       2001              172         1,559,002               14.5               24,788,254             15.7              15.90
       2002               57           770,511                7.1               11,768,912              7.5              15.27
       2003               35           653,604                6.1                9,894,721              6.3              15.14
       2004               11           137,094                1.3                2,034,102              1.3              14.84
       2005               13           400,936                3.7                4,240,284              2.7              10.58
    Thereafter            17           480,525                4.4                6,575,076              4.2              13.68
 Total or average      1,547        10,773,454              100.0%            $157,348,134            100.0%            $14.61

INDUSTRIAL PROPERTIES:

                                                                                                                    AVERAGE ANNUAL
                                      TOTAL            PERCENTAGE OF                             PERCENTAGE OF       RENTAL RATE
                                    RENTABLE       LEASED SQUARE FOOTAGE      ANNUAL RENTS       LEASED RENTS            (1)
  YEAR OF LEASE      NUMBER OF     SQUARE FEET        REPRESENTED BY         UNDER EXPIRING     REPRESENTED BY           FOR
    EXPIRATION        LEASES        EXPIRING          EXPIRING LEASES          LEASES (1)       EXPIRING LEASES      EXPIRATIONS
Remainder of 1996        56           503,210                11.2%            $  2,668,287              9.7%            $ 5.30
       1997             151         1,135,819                25.2                6,318,761             24.8               5.56
       1998             112           691,557                15.3                4,509,234             17.7               6.52
       1999             106           878,278                19.5                4,670,979             18.3               5.32
       2000              39           574,849                12.8                3,839,827             15.1               6.68
       2001              32           278,510                 6.2                1,937,708              7.6               6.96
       2002               3           283,962                 6.3                  901,263              3.5               3.17
       2003               1             3,375                 0.1                   18,428              0.1               5.46
       2004               2             2,569                 0.1                   21,891              0.1               8.52
       2005               3            23,722                 0.5                  203,041              0.8               8.56
    Thereafter            1           127,600                 2.8                  575,476              2.3               4.51
 Total or average       506         4,503,451               100.0%            $ 25,664,895            100.0%            $ 5.70

(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.
THIRD-PARTY SERVICE OPERATIONS
     The Operating Partnership, through the Service Companies and Forsyth-Carter Brokerage L.L.C., provides brokerage services as well as management, development, construction and other related services for properties owned by third parties. The Operating Partnership currently provides third-party management services for 34 buildings totaling approximately 2.6 million rentable square feet and exclusive leasing services for 37 buildings, totaling approximately 3.4 million rentable square feet.
INFLATION
     Historically inflation has not had a significant impact on the Operating Partnership's operations because of the relatively low inflation rate in the Operating Partnership's geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of increased incremental operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Operating Partnership's exposure to increases in operating expenses resulting from inflation. In addition, many of the leases are for terms of less than seven years which may enable the Operating Partnership to replace existing leases with new leases at a higher base rent if rents on the existing leases are below the market rate.
                                       24

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings -- None
Item 2.   Changes in Securities -- None
Item 3.   Defaults Upon Senior Securities -- None
Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information -- None
Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibits

           EXHIBIT NO.                                                    DESCRIPTION
         10.1                           Credit Agreement among Highwoods/Forsyth Limited Partnership, Highwoods
                                        Properties, Inc., NationsBank, N.A., First Union National Bank and the other lenders named therein dated as of September 27, 1996 (incorporated by reference to the Operating Partnership's 8-K dated September 27, 1996).

         27                             Financial Data Schedule

          (b) Reports on Form 8-K
     The Operating Partnership filed a Current Report on Form 8-K dated September 27, 1996, which reported the closing of the acquisition of Crocker under item 5. (The acquisition had been previously reported under item 2 upon entering into the acquisition agreements.)
                                       25

                                   SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                                          By: Highwoods Properties, Inc.,
                                             its general partner
                                          /s/         RONALD P. GIBSON
                                                     RONALD P. GIBSON
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          /s/         CARMAN J. LIUZZO
                                                     CARMAN J. LIUZZO
                                                  CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL ACCOUNTING OFFICER)
Date: November 14, 1996
                                       26