Form 10-K405
period 1996-12-31
HIGHWOODS FORSYTH L P
filed 1997-04-02
CIK 941713

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the fiscal year ended December 31, 1996
                                       OR
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from                                      to
Commission file number 333-3890-01
                               HIGHWOODS/FORSYTH
                              LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                    North Carolina                                             56-1869557
             (State or other jurisdiction                                   (I.R.S. Employer
           of incorporation or organization)                               Identification No.)

                        3100 Smoketree Court, Suite 600
                              Raleigh, N.C. 27604
              (Address of principal executive offices) (Zip Code)
                                  919-872-4924
              (Registrant's telephone number, including area code)
          Securities registered pursuant to section 12(b) of the Act:

                                                        Name of Each Exchange on
            Title of Each Class                             Which Registered
     6 3/4% Notes due December 1, 2003                  New York Stock Exchange
       7% Notes due December 1, 2006

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X      No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]
                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement of Highwoods Properties Inc. in connection with its Annual Meeting of Stockholders to be held April 29, 1997 are incorporated by reference in Part III Items 10, 11 and 13.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                               TABLE OF CONTENTS

Item No.                                                                                             Page No.
           PART I
    1.     Business...............................................................................   3
    2.     Properties.............................................................................   8
    3.     Legal Proceedings......................................................................   21
    4.     Submission of Matters to a Vote of Security Holders....................................   21
    X.     Executive Officers of the Registrant...................................................   21
           PART II
    5.     Market for Registrant's Equity and Related Security Holder Matters.....................   22
    6.     Selected Financial Data................................................................   23
    7.     Management's Discussion and Analysis of Financial Condition and Results of
             Operations...........................................................................   24
    8.     Financial Statements and Supplementary Data............................................   31
    9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...   31
           PART III
   10.     Directors and Executive Officers of the Registrant.....................................   32
   11.     Executive Compensation.................................................................   32
   12.     Security Ownership of Certain Beneficial Owners and Management.........................   32
   13.     Certain Relationships and Related Transactions.........................................   32
           PART IV
   14.     Exhibits, Financial Statement Schedules and Reports on Form 10-K.......................   33

                                     PART I
ITEM 1. BUSINESS
General
     Highwoods/Forsyth Limited Partnership (the "Operating Partnership") is managed by its general partner, Highwoods Properties, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT") that began operations through a predecessor in 1978. Originally founded to oversee the development, leasing and management of the 201-acre Highwoods Office Center in Raleigh, North Carolina, the Operating Partnership has since evolved into one of the largest owners and operators of suburban office and industrial properties in the southeastern United States. Historically, the Operating Partnership's real estate operations have been focused in the Raleigh-Durham, North Carolina market, an area also known as the Research Triangle, one of the nation's premier business centers. On June 14, 1994, the Company completed an initial public offering of 8,510,000 shares of Common Stock in connection with the reorganization of the Operating Partnership's predecessor, whereby the Operating Partnership succeeded to the ownership of 36 suburban office buildings, four service center properties, one warehouse facility and 94 acres of undeveloped land (the "Formation Transaction"). As of December 31, 1996, the Operating Partnership owned a portfolio of 292 in-service office and industrial properties (the "Properties") and owned 238 acres (and had agreed to purchase an additional 311 acres) of undeveloped land suitable for future development (the "Development Land"). An additional 14 properties (the "Development Projects"), which will encompass approximately 1.0 million square feet, are currently under development. The Properties consist of 181 suburban office properties and 111 industrial properties (including 74 service centers) located in 16 markets in North Carolina, Florida, Tennessee, Georgia, Virginia, South Carolina and Alabama.
     The Operating Partnership is controlled by the Company as its sole general partner and, as of March 14, 1997, the Company owned approximately 84% of the limited partnership interests (the "Units") in the Operating Partnership. The remaining Units are owned by limited partners (including certain officers and directors of the Company), Each Unit may be redeemed by the holder thereof for the cash value of one share of Common Stock, or, at the Company's option, one share (subject to certain adjustments) of Common Stock. With each such exchange, the number of Units owned by the Company and, therefore, the Company's percentage interest in the Operating Partnership, will increase.
     In addition to owning the Properties, the Development Projects and the Development Land, the Operating Partnership provides leasing, property management, real estate development, construction and miscellaneous tenant services for the Properties as well as for third parties. The Operating Partnership conducts its third-party fee-based services through Highwoods Services, Inc. and Forsyth Properties Services, Inc., which are subsidiaries of the Operating Partnership. During the year, the Operating Partnership sold its third-party brokerage business in the Research Triangle and the Piedmont Triad.
     The Operating Partnership was formed in North Carolina in 1994. The Operating Partnership's executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604, and its telephone number is (919) 872-4924. The Operating Partnership also maintains regional offices in Winston-Salem and Charlotte, North Carolina; Richmond, Virginia; Nashville and Memphis, Tennessee; Atlanta, Georgia; and Tampa and Boca Raton, Florida. Business Objectives and Strategy of the Operating Partnership
     The Operating Partnership seeks to maximize the total return to its Unit holders (i) through contractual increases in rental rates from existing leases,
(ii) by renewing or re-leasing space with expiring leases at higher effective rental rates, (iii) by increasing occupancy levels in properties, (iv) by acquiring new properties, (v) by developing new properties, including properties on the Development Land, and (vi) by providing a complete line of real estate services to the Operating Partnership's tenants and to third parties. The Operating Partnership believes that its in-house development, acquisition, construction management, leasing and management services allow it to respond to the many
                                       3
demands of its existing and potential tenant base, and enable it to provide its tenants cost-effective services such as build-to-suit construction and space modification, including tenant improvements and expansions. In addition, the breadth of the Operating Partnership's capabilities and resources provides it with market information not generally available and gives the Operating Partnership increased access to development, acquisition and management opportunities. The Operating Partnership believes that the operating efficiencies achieved through its fully integrated organization also provide a competitive advantage in setting its lease rates and pricing its other services.
     The Operating Partnership's strategy has been to focus its real estate activities in markets where it believes its extensive local knowledge gives it a competitive advantage over other real estate developers and operators. As the Operating Partnership has expanded into new markets, it has continued to maintain this localized approach by combining with local real estate operators with many years of development and management experience in their respective markets. Also, in making its acquisitions, the Operating Partnership has sought to employ those property-level managers who are experienced with the real estate operations and the local market relating to the acquired properties, resulting in 87% of the portfolio currently being managed on a day-to-day basis by personnel that has had previous experience managing, leasing and/or developing those properties for which they are responsible.
     The Operating Partnership seeks to acquire suburban office and industrial properties at prices below replacement cost that offer attractive returns, including acquisitions of underperforming, high-quality assets in situations offering opportunities for the Operating Partnership to improve such assets' operating performance. In evaluating potential acquisition opportunities, the Operating Partnership will continue to rely on the extensive experience of its management and its research capabilities in considering a number of factors, including: (i) the location of the property, (ii) the construction quality and condition of the property, (iii) the occupancy and demand of properties of a similar type in the market and (iv) the ability of the property to generate returns at or above levels of expected growth. (See " -- Recent Developments" for a discussion of the Operating Partnership's acquisition and development activities during 1996.) The Operating Partnership also believes that the 549 acres of Development Land should provide it with a competitive advantage in its future development activities.
     The Operating Partnership may from time to time acquire properties from property owners through the exchange of Units for the property owner's equity in the acquired property. As discussed above, each Unit received by these property owners is redeemable for cash from the Operating Partnership or, at the Company's option, shares of Common Stock. In connection with the transactions, the Operating Partnership may also assume outstanding indebtedness associated with the acquired properties. The Operating Partnership believes that this acquisition method may permit it to acquire properties at attractive prices from property owners wishing to enter into tax-deferred transactions. The Operating Partnership has acquired 115 properties using the foregoing method since its inception, comprising 7.4 million rentable square feet.
     The Operating Partnership is also committed to maintaining a capital structure that will allow it to grow through development and acquisition opportunities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."
                                       4

Recent Developments
Merger and Acquisition Activity
     The following table summarizes the acquisitions completed by the Operating Partnership during the year ended December 31, 1996 (dollars in thousands):

                                                    Number of      Rentable        Initial
         Property                  Location         Properties    Square Feet        Cost
Eakin & Smith                 Nashville                  7           856,000      $   71,519
Aetna Building                Richmond                   1            99,000          10,800
Westshore I & II              Richmond                   2            46,500           4,400
Century City I                Nashville                  1            56,000           4,500
Live Oak                      Charlotte                  1            86,000           6,800
Crocker                       Southeast                 70         5,700,000         545,000(2)
Ayers Portfolio               Nashville                  2           138,000          13,300
Harpeth III & IV              Nashville                  2           160,000          16,750
Cary Street                   Richmond                   1            17,000             900
Atrium                        Memphis                    2            84,000           7,750
Aerial Center                 Research Triangle          1            25,000           2,700
Liberty Mutual                Richmond                   1            58,000           6,000
  Total                                                 91         7,325,500      $  690,419

(1) Excludes Highwoods Plaza One, which was then under development, and development land, which total $13,400,000.
(2) Net of approximately $21 million of cash held by Crocker.
     A significant portion of the Operating Partnership's growth during 1996 resulted from its expansion into new markets. The Operating Partnership entered 12 new markets and established five divisional offices as a result of the Crocker and the Eakin & Smith transactions (both transactions are described below).
Eakin & Smith Transaction
     On April 1, 1996, the Operating Partnership completed a business combination with Eakin & Smith, Inc. and its affiliates ("Eakin & Smith") combining their property portfolios, management teams and business operations (the "Eakin & Smith Transaction"). Through the combination, the Operating Partnership succeeded to the ownership of seven suburban office buildings totaling 848,000 square feet, a 103,000-square-foot suburban office development project and 18 acres of development land. Eakin & Smith's brokerage and property management operations are held by a direct subsidiary of the Company. All the properties and development land are located in Nashville, Tennessee. The aggregate cost to the Operating Partnership of the Eakin & Smith Transaction, including the completion of the in-process development project, was approximately $84.9 million payable through the issuance of 537,138 Units, the assumption of $37 million of indebtedness (with a weighted average fixed rate of 8.0%) and cash payments of approximately $33 million.
Crocker Transaction
     On September 26, 1996, the Operating Partnership completed its acquisition of Crocker Realty Trust, Inc. ("Crocker"). As a result of the transaction, the Operating Partnership acquired 58 suburban office properties and 12 service center properties (the "Crocker Properties") located in 15 southeastern markets in Florida, North Carolina, South Carolina, Tennessee, Georgia, Virginia and Alabama. The Crocker Properties encompass 5.7 million rentable square feet. The total cost of the acquisition of all the outstanding shares of Crocker Realty Trust, Inc. was approximately $565.8 million, which included cash payments for stock and outstanding options and warrants of $322.8 million and the assumption of $243 million of debt with an average rate of 8.6%. This indebtedness included a $140 million mortgage note with a fixed rate of 7.9% (the "7.9% Mortgage Note"). With the exception of
                                       5
the 7.9% Mortgage Note, the Operating Partnership has repaid substantially all of such assumed indebtedness. The Operating Partnership believes that the merger offered a unique investment opportunity for future growth by allowing the Operating Partnership to expand and diversify its operations to growth-oriented markets throughout the Southeast. In addition, the merger enhanced the Operating Partnership's opportunities to engage in development projects and accretive acquisitions, such as the 1997 Century Center and Anderson transactions (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments"), due to the inherent cost savings of previously established local real estate management and infrastructure. Development Activity
     The following table summarizes the 12 development projects placed in service during the year ended December 31, 1996 (dollars in thousands):
  Completed

                                                     Rentable       Initial
Property                      Location              Square Feet      Cost
Hewlett Packard               Piedmont Triad           15,000       $ 1,700
Global Software               Research Triangle        93,000         7,600
Regency One                   Piedmont Triad          128,000         3,300
Healthsource                  Research Triangle       180,000        14,400
Highwoods One                 Richmond                128,000        12,800
Situs One                     Research Triangle        58,000         5,100
Inacom                        Piedmont Triad           12,000           900
MSA                           Research Triangle        55,000         6,200
Highwoods Plaza I             Nashville               103,000        11,500
Regency II                    Piedmont Triad           96,000         2,800
Centerpoint II                Columbia                 81,000         7,600
Parkway Plaza Six             Charlotte                35,000         3,100
  Total                                               984,000       $77,000

     The Operating Partnership had 12 suburban office properties and two industrial properties under development totaling 1.0 million square feet of office and industrial space at December 31, 1996. The following table summarizes these development projects (dollars in thousands):
  Development in process

                                                                                    Cost at
                                                 Rentable                         December 31,     Pre-Leasing     Estimated
Property                  Location              Square Feet     Budgeted Cost         1996         Percentage      Completion
Office:
One Shockoe Plaza         Richmond                 118,000         $15,400          $ 13,388           100%           1Q97
Simplex                   Piedmont Triad            12,000             900               137            62            2Q97
Center Point V            Columbia                  19,000           1,700               727            34            2Q97
North Park                Research Triangle         43,000           4,000             2,135            38            2Q97
Sycamore                  Research Triangle         70,000           6,400             2,331            32            2Q97
Two AirPark East          Piedmont Triad            57,000           4,600             1,071             0            2Q97
Highwoods Plaza II        Nashville                103,000          10,300             2,771             0            3Q97
Highwoods Two             Richmond                  74,000           7,000               922            11            3Q97
Grove Park I              Richmond                  20,000           1,600               897             0            3Q97
West Shore III            Richmond                  55,000           5,300             1,002            29            3Q97
Southwind III             Memphis                   69,000           7,000                --            66            4Q97
ClinTrials                Research Triangle        185,000          21,500             3,427           100            2Q98
                                                   825,000         $85,700          $ 28,808            52%
Industrial:
Highwoods Airport Ctr     Richmond                 145,000         $ 5,500          $  1,668             0%           2Q97
R.F. Micro Devices        Piedmont Triad            45,000           7,000               710           100            4Q97
                                                   190,000         $12,500          $  2,378            24%
                                                 1,015,000         $98,200          $ 31,186            46%*

* Letters of intent improve the pre-leasing to 61%.
Financing Activity
     In June 1996, the Company completed a 11,500,000-share public offering of Common Stock (including 1,500,000 shares issued pursuant to the underwriters' over allotment option). The net proceeds of the offering totaled $292.9 million and, as required by the Operating Partnership's limited
                                       6
partnership agreement, were contributed to the Operating Partnership for additional Units. The Operating Partnership used such proceeds primarily to fund the acquisition of Crocker.
     In July 1996, the Company sold an additional 250,000 shares of Common Stock to underwriters who participated in the Company's 11,500,000-share offering. The net proceeds of approximately $6.8 million were contributed to the Operating Partnership.
     On September 27, 1996, the Operating Partnership replaced a $140 million credit facility with a $280 million unsecured revolving line of credit (the "Revolving Loan") from a syndicate of lenders. The Revolving Loan requires monthly payments of interest only with the balance of all principal and accrued but unpaid interest due on October 31, 1999. The interest rate on the Revolving Loan at year end was LIBOR plus 135 basis points and will adjust based on the Operating Partnership's senior unsecured credit rating within a range of LIBOR plus 100 basis points to LIBOR plus 175 basis points.
     On December 2, 1996, the Operating Partnership issued $100 million of
6 3/4% notes due December 1, 2003, and $110 million of 7% notes due December 1, 2006. The proceeds were used to reduce amounts outstanding on the Revolving Loan, to repay mortgage debt and to settle an interest rate swap agreement.
     In December 1996, the Company completed a public offering of 2,587,500 shares of Common Stock (including 337,500 shares issued pursuant to the underwriters' over allotment option) and a concurrent non-underwritten public offering of 1,093,577 shares of Common Stock with an institutional investor. The net proceeds from the two offerings totaled approximately $96.7 million and were contributed to the Operating Partnership.
     In connection with 1996 acquisitions, the Operating Partnership issued 807,608 Units valued at $22.1 million (based on the agreed-upon valuation of a share of Common Stock at the time of the acquisition).
Competition
     The Properties compete for tenants with similar properties located in the Operating Partnership's markets primarily on the basis of location, rent charged, services provided and the design and condition of the facilities. The Operating Partnership also competes with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire properties.
Employees
     As of December 31, 1996, the Operating Partnership employed 260 persons, as compared to 124 at December 31, 1995. The increase is primarily a result of the Operating Partnership's geographic expansion.
                                       7

ITEM 2. PROPERTIES
General
     The following table sets forth certain information about the Properties at December 31, 1996 (dollars in thousands):

                                                                             Percent
                                                                                of                     Percent
                                                                              Total                    of Total
                                                                  Rentable   Rentable    Annualized   Annualized
                           Office      Industrial      Total       Square     Square       Rental       Rental
                         Properties  Properties (1)  Properties     Feet       Feet      Revenue (2)   Revenue
Research
  Triangle..............      66             4            70      4,491,492     25.7%     $  59,532       31.2%
Piedmont
  Triad.................      23            80           103      4,521,062     25.9         28,377       14.9
Nashville...............      13             3            16      1,640,855      9.4         22,032       11.6
Tampa...................      20            --            20      1,155,483      6.6         14,953        7.8
Charlotte...............      14            16            30      1,380,173      7.9         12,765        6.7
Boca Raton..............       3            --             3        506,834      2.9          9,818        5.1
Richmond................      16             1            17        826,905      4.7          9,077        4.8
Memphis.................       7            --             7        466,354      2.7          8,631        4.5
Greenville..............       5             2             7        687,322      3.9          7,651        4.0
Atlanta.................       2             3             5        706,479      4.1          5,088        2.7
Columbia................       6            --             6        403,363      2.3          5,068        2.7
Orlando.................       2            --             2        200,796      1.2          2,107        1.1
Birmingham..............       1            --             1        114,539      0.7          1,692        0.9
Norfolk.................       1             1             2        178,827      1.0          1,583        0.8
Asheville...............       1             1             2        124,177      0.7          1,121        0.6
Jacksonville............       1            --             1         50,513      0.3          1,107        0.6
       Total............     181           111           292     17,455,174    100.0%     $ 190,602      100.0%

                                                         Office           Industrial            Total or
                                                       Properties       Properties (1)          Average
Total Annualized Rental Revenue (2)..............     $    165,313       $     25,289         $    190,602
Total rentable square feet.......................       12,350,593          5,104,581           17,455,174
Percent leased...................................               93%(3)             90%(4)               92%
Average age (years)..............................              9.4                9.6(5)               9.5

(1) Includes 74 service center properties.
(2) Annualized Rental Revenue is December 1996 rental revenue (base rent plus operating expense pass throughs) multiplied by 12.
(3) Includes 41 single-tenant properties comprising 2.6 million rentable square feet and 144,767 rentable square feet leased but not occupied.
(4) Includes 26 single-tenant properties comprising 1.5 million rentable square feet and 48,136 rent-able square feet leased but not occupied.
(5) Excludes Ivy Distribution Center. Ivy is a 400,000-rentable square foot warehouse, which was constructed in stages. A portion of the building was built in 1930; major expansions took place in the mid-1940s, mid-1950s and 1981. In 1989, the entire property was renovated to convert it from a manufacturing facility to a warehouse.
                                       8

     The following table sets forth certain information about the portfolio of in-service and development properties as of December 31, 1996 and 1995:

                                            December 31, 1996                          December 31, 1995
                                                               Percent                                    Percent
                                 Number of      Rentable       Leased/      Number of      Rentable       Leased/
                                 Properties    Square Feet    Pre-leased    Properties    Square Feet    Pre-leased
In-Service
  Office......................       181        12,350,600        93%            87         4,921,400         95%
  Industrial..................       111         5,104,600        90            104         4,293,800         94
     Total....................       292        17,455,200        92%           191         9,215,200         95%
Under Development
  Office......................        12           825,000        52%             6           590,700         71%
  Industrial..................         2           190,000        24              1           127,600        100
     Total....................        14         1,015,000        46%             7           718,300         76%
Total
  Office......................       193        13,175,600                       93         5,512,100
  Industrial..................       113         5,294,600                      105         4,421,400
     Total....................       306        18,470,200                      198         9,933,500

Tenants
     The Properties are leased to approximately 1,800 tenants, which engage in a wide variety of businesses including computers, healthcare, telecommunications, finance, insurance and electronics. The following table sets forth information concerning the 20 largest tenants of the Properties as of December 31, 1996 (dollars in thousands):

                                                                                                         Percent
                                                                                                         of Total
                                                                                                        Annualized
                                                                      Number          Annualized          Rental
Tenant                                                               of Leases    Rental Revenue (1)     Revenue
 1. Federal Government............................................       14            $  5,557             2.9%
 2. IBM Corporation...............................................        7               4,842             2.5
 3. First Citizens Bank & Trust...................................        8               2,747             1.4
 4. BellSouth.....................................................        6               2,279             1.2
 5. MCI Telecommunications........................................        6               1,879             1.0
 6. International Paper Company...................................        6               1,825             1.0
 7. Jacobs-Sirrene Engineers, Inc.................................        1               1,802             0.9
 8. Barclays American.............................................        3               1,712             0.9
 9. Healthsource..................................................        1               1,629             0.9
10. Sears, Roebuck and Company....................................        3               1,553             0.8
11. Aetna Life Insurance Corp.....................................        6               1,534             0.8
12. Blue Cross & Blue Shield of SC................................        5               1,530             0.8
13. Duke University...............................................        4               1,450             0.8
14. Clintrials of North Carolina..................................        4               1,436             0.8
15. Kraft Company.................................................        4               1,386             0.7
16. Volvo GM Heavy Truck Corp.....................................        4               1,318             0.7
17. Pharmacy Management Services, Inc.............................        2               1,261             0.7
18. A T & T.......................................................        3               1,216             0.6
19. Glaxo Wellcome, Inc...........................................        3               1,193             0.6
20. GTE Data Services, Inc........................................        1               1,182             0.6
                                                                         91            $ 39,331            20.6%

(1) Calculated by multiplying December 1996 rental revenue (base rent plus operating pass throughs)
     by 12.
                                       9

     The following tables set forth certain information about the Operating Partnership's leasing activities for the years ended December 31, 1996 and 1995.

                                                                 1996                        1995
                                                         Office      Industrial      Office      Industrial
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases)........          306           240           145            97
Rentable square footage leased......................    1,158,563     2,302,151       655,546       586,748
Average per rentable square foot over the lease
  term:
  Base rent.........................................   $    15.00    $     4.68    $    15.39    $     5.54
  Tenant improvements...............................        (0.93)        (0.15)        (0.29)        (0.06)
  Leasing commissions...............................        (0.31)        (0.10)        (0.31)        (0.12)
  Rent concessions..................................           --            --         (0.01)           --
  Effective rent....................................   $    13.76    $     4.43    $    14.78    $     5.36
  Expense stop......................................        (3.36)        (0.39)        (4.36)        (0.32)
  Equivalent effective net rent.....................   $    10.40    $     4.04    $    10.42    $     5.04
Average term in years...............................            4             2             4             3
Rental Rate Trends:
Average final rate with expense pass throughs.......   $    13.64    $     4.41    $    14.63    $     5.41
Average first year cash rental rate.................   $    14.46    $     4.68    $    15.12    $     6.02
Percentage increase.................................         6.01%         6.12%         3.35%        11.28%
Capital Expenditures Related to
  Re-leased Space:
Tenant Improvements:
  Total dollars committed under signed leases.......   $4,496,523    $  685,880    $1,604,591    $  115,097
  Rentable square feet..............................    1,158,563     2,302,151       655,546       586,748
  Per rentable square foot..........................   $     3.88    $     0.30    $     2.45    $     0.20
Leasing Commissions:
  Total dollars committed under signed leases.......   $1,495,498    $  470,090    $  770,614    $  169,929
  Rentable square feet..............................    1,158,563     2,302,151       655,546       586,748
  Per rentable square foot..........................   $     1.29    $     0.20    $     1.18    $     0.29
Total:
  Total dollars committed under signed leases.......   $5,992,021    $1,155,970    $2,375,205    $  285,026
  Rentable square feet..............................    1,158,563     2,302,151       655,546       586,748
  Per rentable square foot..........................   $     5.17    $     0.50    $     3.62    $     0.49

     The following tables set forth scheduled lease expirations for executed leases as of December 31, 1996, assuming no tenant exercises renewal options. Office Properties:

                                                                                     Average
                                                                                     Annual
                               Total           Percentage of      Annual Rents     Rental Rate     Percentage of
                              Rentable     Leased Square Footage      Under        Per Square      Leased Rents
Year of Lease   Number of   Square Feet       Represented by        Expiring        Foot for      Represented by
 Expiration      Leases       Expiring        Expiring Leases      Leases (1)    Expirations (1)  Expiring Leases
    1997            400       1,574,595             13.9%         $  21,523,277      $ 13.67            13.1%
    1998            286       1,936,670             17.1             27,305,206        14.10            16.7
    1999            300       1,608,604             14.2             23,500,305        14.61            14.3
    2000            256       1,773,532             15.6             26,544,059        14.97            16.2
    2001            202       1,717,446             15.2             27,706,704        16.13            16.9
    2002             68         811,054              7.2             12,209,094        15.05             7.5
    2003             33         622,660              5.5              9,382,358        15.07             5.7
    2004             13         185,635              1.6              2,246,979        12.10             1.4
    2005             13         406,609              3.6              4,307,218        10.59             2.6
    2006             12         535,478              4.7              7,055,661        13.18             4.3
 Thereafter          11         154,058              1.4              2,193,726        14.24             1.3
  Total or
   average        1,594      11,326,341            100.0%         $ 163,974,587      $ 14.48           100.0%

Industrial Properties:

                                                                                     Average
                                                                                     Annual
                               Total           Percentage of      Annual Rents     Rental Rate     Percentage of
                              Rentable     Leased Square Footage      Under        Per Square      Leased Rents
Year of Lease   Number of   Square Feet       Represented by        Expiring        Foot for      Represented by
 Expiration      Leases       Expiring        Expiring Leases      Leases (1)    Expirations (1)  Expiring Leases
    1997            188       1,417,501             30.4%         $   7,273,732      $  5.13            27.5%
    1998            120         825,438             17.7              5,161,532         6.25            19.6
    1999            112         960,979             20.6              5,439,511         5.66            20.6
    2000             40         578,220             12.4              3,888,141         6.72            14.7
    2001             37         330,512              7.1              2,406,518         7.28             9.1
    2002              8         361,162              7.7              1,170,620         3.24             4.4
    2003              1           3,375              0.1                 18,428         5.46             0.1
    2004              2          34,569              0.8                288,074         8.33             1.1
    2005              3          23,722              0.5                189,850         8.00             0.7
    2006              1         127,600              2.7                575,476         4.51             2.2
 Thereafter           0              --              0.0                     --           --             0.0
  Total or
   average          512       4,663,078            100.0%         $  26,411,882      $  5.66           100.0%

(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.
                                       11

Table of Properties
     The following table and the notes thereto set forth information regarding the Properties at December 31, 1996:

                                                                                    Percent         Percent
                                                                                   Leased at      Occupied at
                                     Building   Year           Rentable          December 31,    December 31,
  Property                           Type (1)   Built        Square Feet             1996            1996
  Research Triangle, NC
  Highwoods Office Center
    Amica                               O        1983                   20,708         100%            100%
    Arrowood                            O        1979                   58,743         100             100
    Aspen                               O        1980                   36,666          95              95
    Birchwood                           O        1983                   12,748         100              43
    Cedar East                          O        1981                   40,017         100             100
    Cedar West                          O        1981                   39,781          85              85
    Cottonwood                          O        1983                   40,150         100             100
    Cypress                             O        1980                   39,004         100             100
    Dogwood                             O        1983                   40,613         100             100
    Global Software                     O        1996                   92,720          86              86
    Hawthorn                            O        1987                   63,797         100             100
    Highwoods Tower                     O        1991                  185,222          99              99
    Holly                               O        1984                   20,186         100             100
    Ironwood                            O        1978                   35,695          97              97
    Kaiser                              O        1988                   56,975         100             100
    Laurel                              O        1982                   39,382         100             100
    Leatherwood                         O        1979                   36,581          96              96
    Smoketree Tower                     O        1984                  150,341          98              98
  Rexwoods Office Center
    2500 Blue Ridge                     O        1982                   61,864         100             100
    Blue Ridge II                       O        1988                   20,673         100             100
    Rexwoods Center                     O        1990                   41,686         100             100
    Rexwoods II                         O        1993                   20,845         100             100
    Rexwoods III                        O        1992                   42,484         100             100
    Rexwoods IV                         O        1995                   42,331         100             100
  Triangle Business Center
    Bldg. 2A                            O        1984                  102,400          60              60
    Bldg. 2B                            S        1984                   32,000           0               0
    Bldg. 3                             O        1988                  135,382         100             100
    Bldg. 7                             O        1986                  126,728          91              91
  Progress Center
    Cape Fear                           O        1979                   41,293          79              79
    Catawba                             O        1980                   40,578         100             100
    Pamlico (CompuChem)                 O        1980                  105,540           0               0
  North Park
    4800 North Park                     O        1985                  168,016         100             100
    4900 North Park                     O        1984                   32,002          75              75
    5000 North Park                     O        1980                   74,786          96              96
  Creekstone Park
    Creekstone Crossing                 O        1990                   59,299         100             100
    Riverbirch                          O        1987                   60,163         100             100
    Willow Oak                          O        1995                   88,783         100             100
  Research Commons
    EPA Administration                  O        1966                   46,718         100             100
    EPA Annex                           O        1966                  145,875         100             100
    4501 Bldg.                          O        1985                   56,566         100             100
    4401 Bldg.                          O        1987                  115,526          77              77
    4301 Bldg.                          O        1989                   90,894         100             100
    4201 Bldg.                          O        1991                   83,731         100             100
  Hock Portfolio
    Fairfield I                         O        1987                   52,070          91              91
    Fairfield II                        O        1989                   59,954          79              79
    Qualex                              O        1985                   67,000         100             100
    4101 Roxboro                        O        1984                   56,000         100             100
    4020 Roxboro                        O        1989                   40,000         100             100

                                     Tenants Leasing 25% or More
                                      of Rentable Square Feet at
  Property                                December 31, 1996
  Research Triangle, NC
  Highwoods Office Center
    Amica                            Amica Mutual Insurance
                                     Company
    Arrowood                         First Citizens Bank & Trust
    Aspen                            N/A
    Birchwood                        USAA, Southlight, Inc.
    Cedar East                       Amerimark Building Products
    Cedar West                       N/A
    Cottonwood                       First Citizens Bank & Trust
    Cypress                          GSA-Army Recruiters
    Dogwood                          First Citizens Bank & Trust
    Global Software                  Global Software Inc.
    Hawthorn                         Carolina Telephone
    Highwoods Tower                  Maupin, Taylor, Ellis &
                                     Adams
    Holly                            Capital Associated
                                     Industries
    Ironwood                         First Citizens Bank & Trust
    Kaiser                           Kaiser Foundation
    Laurel                           Microspace Communications,
                                     First Citizens Bank & Trust
    Leatherwood                      GAB Robins North America,
                                     Inc.
    Smoketree Tower                  N/A
  Rexwoods Office Center
    2500 Blue Ridge                  Rex Hospital, Inc.
    Blue Ridge II                    McGladrey & Pullen
    Rexwoods Center                  N/A
    Rexwoods II                      Raleigh Neurology Clinic
                                     (2), Miller Building
                                     Corporation
    Rexwoods III                     Piedmont Olsen Hensley, Inc.
    Rexwoods IV                      N/A
  Triangle Business Center
    Bldg. 2A                         Harris Corporation,
    Bldg. 2B                         N/A
    Bldg. 3                          N/A
    Bldg. 7                          Broadband Technologies, Inc.
  Progress Center
    Cape Fear                        N/A
    Catawba                          GSA -- EPA
    Pamlico (CompuChem)              N/A
  North Park
    4800 North Park                  IBM-PC Division
    4900 North Park                  N/A
    5000 North Park                  N/A
  Creekstone Park
    Creekstone Crossing              N/A
    Riverbirch                       Digital Equipment
                                     Corporation, Quintiles, Inc.
    Willow Oak                       AT&T Corporation
  Research Commons
    EPA Administration               Environmental Protection
                                     Agency
    EPA Annex                        Environmental Protection
                                     Agency
    4501 Bldg.                       Martin Marietta
    4401 Bldg.                       Ericsson
    4301 Bldg.                       Glaxo Wellcome, Inc. (3)
    4201 Bldg.                       Environmental Protection
                                     Agency
  Hock Portfolio
    Fairfield I                      Reliance
    Fairfield II                     Qualex
    Qualex                           Qualex
    4101 Roxboro                     Duke -- Cardiology
    4020 Roxboro                     Duke -- Pediatrics
                                     Duke -- Cardiology

                                       12

                                                                                   Percent         Percent
                                                                                  Leased at      Occupied at
                                     Building   Year           Rentable          December 31,    December 31,
  Property                           Type (1)   Built        Square Feet             1996            1996
Six Forks Center
    Six Forks Center I                  O        1982                   33,867         100%            100%
    Six Forks Center II                 O        1983                   55,603          94              94
    Six Forks Center III                O        1987                   60,786          99              99
  ONCC
    Phase I                             S        1981                  101,127          92              91
    "W" Building                        O        1983                   91,335         100             100
    3645 Trust Drive                    O        1984                   50,652          58              58
    5220 Green's Dairy Road             O        1984                   29,869         100             100
    5200 Green's Dairy Road             O        1984                   18,317          82              82
    5301 Departure Drive                S        1984                   84,899         100             100
  Other Research Triangle
  Properties
    Aerial Center                       O        1992                   25,330           0               0
    Colony Corporate Center             O        1985                   52,011         100             100
    Concourse                           O        1986                  131,645          99              99
    Cotton Building                     O        1972                   40,035         100             100
    Expressway One Warehouse            I        1990                   59,600          44              44
    Healthsource                        O        1996                  180,000         100             100
    Holiday Inn                         O        1984                   30,000         100             100
    Lake Plaza East                     O        1984                   71,254          92              76
    MSA                                 O        1996                   55,219         100             100
    Phoenix                             O        1990                   26,449          88              88
    Situs I                             O        1996                   57,784          73              73
    South Square I                      O        1988                   56,401          86              86
    South Square II                     O        1989                   58,793         100             100
  Total or Weighted Average                                          4,491,492          91%             91%
  Piedmont Triad, NC
  Airpark East
    Highland Industries                 S        1990                   12,500         100%            100%
    Service Center 1                    S        1985                   18,575         100             100
    Service Center 2                    S        1985                   18,672          99              99
    Service Center 3                    S        1985                   16,498         100             100
    Service Center 4                    S        1985                   16,500         100             100
    Copier Consultants                  S        1990                   20,000         100             100
    Service Court                       S        1990                   12,600          99              99
    Bldg. 01                            O        1990                   24,423         100             100
    Bldg. 02                            O        1986                   23,827         100             100
    Bldg. 03                            O        1986                   23,182          96              96
    Bldg. A                             O        1986                   56,272         100             100
    Bldg. B                             O        1988                   54,088          98              98
    Bldg. C                             O        1990                  134,893          83              78
    Sears Cenfact                       O        1989                   49,504         100             100
    Hewlett Packard                     O        1996                   15,000          95              95
    Inacom                              O        1996                   12,620         100             100
    Warehouse 1                         I        1985                   64,000          81              81
    Warehouse 2                         I        1985                   64,000          88              88
    Warehouse 3                         I        1986                   57,600          93              91
    Warehouse 4                         I        1988                   54,000         100             100
  Airpark North
    DC-1                                I        1986                  112,000         100             100
    DC-2                                I        1987                  111,905         100             100
    DC-3                                I        1988                   75,000          67              67
    DC-4                                I        1988                   60,000         100             100
  Airpark West
    Airpark I                           O        1984                   60,000         100             100
    Airpark II                          O        1985                   45,680         100               0
    Airpark IV                          O        1985                   22,612          99              99
    Airpark V                           O        1985                   21,923          60              60
    Airpark VI                          O        1985                   22,097          94              94

                                     Tenants Leasing 25% or More
                                      of Rentable Square Feet at
  Property                                December 31, 1996
  Six Forks Center
    Six Forks Center I               Centura Bank, NY Life Ins.
                                     Co.
    Six Forks Center II              N/A
    Six Forks Center III             EDS
  ONCC
    Phase I                          Monolith Corporation
    "W" Building                     International Business
                                     Machines Corp.
    3645 Trust Drive                 Customer Access Resources,
                                     Inc.
    5220 Green's Dairy Road          N/A
    5200 Green's Dairy Road          Carolina Power & Light
                                     Company
    5301 Departure Drive             ABB Power T&D Co., Inc.,
                                     Cardiovascular Diagnostics,
                                     Inc.
  Other Research Triangle
  Properties
    Aerial Center                    N/A
    Colony Corporate Center          Rust Environmental &
                                     Infrastructure, Fujitsu
    Concourse                        ClinTrials
    Cotton Building                  Cotton Inc., Associated
                                     Insurances Inc.
    Expressway One Warehouse         N/A
    Healthsource                     Healthsource N.C.
    Holiday Inn                      Holiday Inns, Inc.
    Lake Plaza East                  N/A
    MSA                              Management Systems Assoc.
    Phoenix                          Computer Intelligence, Inc.
    Situs I                          BellSouth
    South Square I                   Blue Cross and Blue Shield
    South Square II                  Coastal Healthcare Group,
                                     Inc.
  Total or Weighted Average
  Piedmont Triad, NC
  Airpark East
    Highland Industries              Highland Industries, Inc.
                                     (4)
    Service Center 1                 Genetic Design
    Service Center 2                 Genetic Design
    Service Center 3                 ECPI
    Service Center 4                 Genetic Design
    Copier Consultants               Copier Consultants
    Service Court                    Genetic Design
    Bldg. 01                         Health & Hygiene
    Bldg. 02                         United States Postal Service
    Bldg. 03                         Time Warner, Martin Marietta
    Bldg. A                          N/A
    Bldg. B                          United States Postal Service
    Bldg. C                          John Hancock
    Sears Cenfact                    Sears Roebuck & Company
    Hewlett Packard                  Hewlett Packard Co.
    Inacom                           Inacom Business Centers Inc.
    Warehouse 1                      Guilford Business Forms,
                                     Inc., Safelite Glass Corp.
    Warehouse 2                      Volvo GM Heavy Truck Corp.,
                                     State Street Bank Realty
    Warehouse 3                      US Air, Inc., Garlock, Inc.
    Warehouse 4                      First Data Resources, Inc.,
                                     Microdyne
  Airpark North
    DC-1                             VSA, Inc.
    DC-2                             Sears Roebuck & Co., New
                                     Breed Leasing, Electric
                                     South
    DC-3                             Continuous Forms & Checks,
                                     Inc.
    DC-4                             RSVP Communications, Inc.
  Airpark West
    Airpark I                        Volvo GM Heavy Truck Corp.
    Airpark II                       Mohawk Carpet Corporation
    Airpark IV                       Max Radio of Greensboro
    Airpark V                        N/A
    Airpark VI                       Brookstone College, Anacomp

                                                                                    Percent         Percent
                                                                                   Leased at      Occupied at
                                     Building   Year           Rentable          December 31,    December 31,
  Property                           Type (1)   Built        Square Feet             1996            1996
  West Point Business Park
    BMF Warehouse                       I        1986                  240,000         100%            100%
    WP-11                               I        1988                   89,600          85              85
    WP-12                               I        1988                   89,600         100             100
    WP-13                               I        1988                   89,600         100             100
    WP-3 & 4                            S        1988                   18,059         100             100
    WP-5                                S        1995                   25,200          65              65
    Fairchild Bldg.                     I        1990                   89,000         100              66
    LUWA Bahnson Bldg.                  O        1990                   27,000         100             100
  University Commercial Center
    W-1                                 I        1983                   44,400         100             100
    W-2                                 I        1983                   46,500         100             100
    SR-1                                S        1983                   23,112          97              97
    SR-2 01/02                          S        1983                   17,282         100             100
    SR-3                                S        1984                   23,825          70              70
    Bldg. 03                            O        1985                   37,077          66              66
    Bldg. 04                            O        1986                   34,470          94              94
  Ivy Distribution Center (5)           I        1930-                 400,000          79              79
                                                 1980
  Knollwood Office Center
    370 Knollwood                       O        1994                   90,315         100             100
    380 Knollwood                       O        1990                  164,141          98              98
  Stoneleigh Business Park
    7327 W. Friendly Ave.               S        1987                   11,180          81              81
    7339 W. Friendly Ave.               S        1989                   11,784         100             100
    7341 W. Friendly Ave.               S        1988                   21,048          94              94
    7343 W. Friendly Ave.               S        1988                   13,463         100             100
    7345 W. Friendly Ave.               S        1988                   12,300         100             100
    7347 W. Friendly Ave.               S        1988                   17,978         100             100
    7349 W. Friendly Ave.               S        1988                    9,840          88              88
    7351 W. Friendly Ave.               S        1988                   19,723          98              98
    7353 W. Friendly Ave.               S        1988                   22,826         100             100
    7355 W. Friendly Ave.               S        1988                   13,296          88              88
  Spring Garden Plaza
    4000 Spring Garden St.              S        1983                   21,773         100             100
    4002 Spring Garden St.              S        1983                    6,684         100             100
    4004 Spring Garden St.              S        1983                   23,724          62              62
  Pomona Center -- Phase I
    7 Dundas Circle                     S        1986                   14,184         100             100
    8 Dundas Circle                     S        1986                   16,488          93              93
    9 Dundas Circle                     S        1986                    9,972          90              75
  Pomona Center -- Phase II
    302 Pomona Dr.                      S        1987                   16,488          75              75
    304 Pomona Dr.                      S        1987                    4,344         100             100
    306 Pomona Dr.                      S        1987                    9,840         100             100
    308 Pomona Dr.                      S        1987                   14,184          96              96
    5 Dundas Circle                     S        1987                   14,184         100             100
  Westgate on Wendover -- Phase I
    305 South Westgate Dr.              S        1985                    4,608          83              83
    307 South Westgate Dr.              S        1985                   12,672          91              91
    309 South Westgate Dr.              S        1985                   12,960          89              89
    311 South Westgate Dr.              S        1985                   14,400          80              80
    315 South Westgate Dr.              S        1985                   10,368          89              89
    317 South Westgate Dr.              S        1985                   15,552         100             100
    319 South Westgate Dr.              S        1985                   10,368         100             100

                                     Tenants Leasing 25% or More
                                      of Rentable Square Feet at
  Property                                December 31, 1996
  West Point Business Park
    BMF Warehouse                    Sara Lee Knit Products, Inc.
    WP-11                            N.C. Record Control Centers,
                                     Walt Klein & Assoc.
    WP-12                            Norel Plastics, Sara Lee
    WP-13                            Sara Lee Knit Products, Inc.
    WP-3 & 4                         Tri-Communications, Inc.,
                                     Rayco Safety, Inc.
    WP-5                             N/A
    Fairchild Bldg.                  Fairchild Industrial
                                     Products
    LUWA Bahnson Bldg.               Luwa Bahnson, Inc.
  University Commercial Center
    W-1                              Lagenthal Corp.
    W-2                              Paper Supply Company
    SR-1                             N/A
    SR-2 01/02                       Decision Point Marketing
    SR-3                             Decision Point Marketing
    Bldg. 03                         N/A
    Bldg. 04                         Somur, Inc.
  Ivy Distribution Center (5)        N/A

  Knollwood Office Center
    370 Knollwood                    Krispy Kreme, Prudential
                                     Carolinas Realty
    380 Knollwood                    N/A
  Stoneleigh Business Park
    7327 W. Friendly Ave.            American Telecom, Salem
                                     Imaging
    7339 W. Friendly Ave.            Medical Endoscopy Service,
                                     R.F. Micro Devices
    7341 W. Friendly Ave.            R.F. Micro Devices
    7343 W. Friendly Ave.            Executone
    7345 W. Friendly Ave.            Rule Manuf.
    7347 W. Friendly Ave.            Law Engineering, Winship
    7349 W. Friendly Ave.            Anderson & Assoc.
    7351 W. Friendly Ave.            General Transport, ACT
                                     MEDIA, Inc.
    7353 W. Friendly Ave.            Office Equipment, Windsor
                                     Door
    7355 W. Friendly Ave.            R.F. Micro Devices
  Spring Garden Plaza
    4000 Spring Garden St.           N/A
    4002 Spring Garden St.           Jordan Graphics
    4004 Spring Garden St.           N/A
  Pomona Center -- Phase I
    7 Dundas Circle                  N/A
    8 Dundas Circle                  N/A
    9 Dundas Circle                  Netcom, Conservatop
                                     Corporation
  Pomona Center -- Phase II
    302 Pomona Dr.                   N/A
    304 Pomona Dr.                   Fortune Personnel
                                     Consultants, OSC Fluid
    306 Pomona Dr.                   AEL Defense Corporation,
                                     Aqua Science
    308 Pomona Dr.                   Hering North America
    5 Dundas Circle                  N/A
  Westgate on Wendover -- Phase I
    305 South Westgate Dr.           Alarmguard, The Computer
                                     Store
    307 South Westgate Dr.           Anders Lufvenholm
    309 South Westgate Dr.           GEODAX Technology, Inc.,
                                     McRae Graphics
    311 South Westgate Dr.           N/A
    315 South Westgate Dr.           N/A
    317 South Westgate Dr.           N/A
    319 South Westgate Dr.           N/A

                                       14

                                                                                   Percent         Percent
                                                                                   Leased at      Occupied at
                                     Building   Year           Rentable          December 31,    December 31,
  Property                           Type (1)   Built        Square Feet             1996            1996
  Westgate on Wendover -- Phase II
    206 South Westgate Dr.              S        1986                   17,376         100%            100%
    207 South Westgate Dr.              S        1986                   26,448         100             100
    300 South Westgate Dr.              S        1986                   12,960         100             100
    4600 Dundas Circle                  S        1985                   11,922          29              29
    4602 Dundas Circle                  S        1985                   13,017          61              61
  Radar Road
    500 Radar Rd.                       I        1981                   78,000         100             100
    502 Radar Rd.                       I        1986                   15,000         100             100
    504 Radar Rd.                       I        1986                   15,000          98              98
    506 Radar Rd.                       I        1986                   15,000         100             100
  Holden/85 Business Park
    2616 Phoenix Dr.                    I        1985                   31,894         100             100
    2606 Phoenix Dr. -- 100             S        1989                   15,000         100             100
    2606 Phoenix Dr. -- 200             S        1989                   15,000         100             100
    2606 Phoenix Dr. -- 300             S        1989                    7,380          67              67
    2606 Phoenix Dr. -- 400             S        1989                   12,300          90              90
    2606 Phoenix Dr. -- 500             S        1989                   15,180          90              90
    2606 Phoenix Dr. -- 600             S        1989                   18,540          90              90
  Industrial Village
    7906 Industrial Village Rd.         I        1985                   15,000         100             100
    7908 Industrial Village Rd.         I        1985                   15,000          57              57
    7910 Industrial Village Rd.         I        1985                   15,000         100             100
  Other Piedmont Triad Properties
    6348 Burnt Poplar                   I        1990                  125,000         100             100
    6350 Burnt Poplar                   I        1992                   57,600         100             100
    Deep River I                        O        1989                   78,094          97              97
    Forsyth I                           O        1985                   51,236          41              41
    Regency One                         I        1996                  127,600         100             100
    Regency Two                         I        1996                   96,000          50              50
    Stratford                           O        1991                  135,533          96              96
    Chesapeake                          I        1993                  250,000         100             100
    3288 Robinhood                      O        1989                   19,599          87              87
  Total or Weighted Average                                          4,521,062          93%             91%
  Nashville, TN
  Maryland Farms
    Eastpark 1                          O        1978                   29,797         100%            100%
    Eastpark 2                          O        1978                   85,516         100             100
    Eastpark 3                          O        1978                   77,480         100             100
    Harpeth II                          O        1984                   78,283         100             100
    Harpeth III                         O        1987                   78,989          95              95
    Harpeth IV                          O        1989                   77,730         100             100
    Highwoods Plaza I                   O        1996                  102,000          58              58
    EMI/Sparrow                         O        1982                   59,656         100             100
    5310 Maryland Way                   O        1994                   76,615         100             100



                                     Tenants Leasing 25% or More
                                      of Rentable Square Feet at
  Property                                December 31, 1996
  Westgate on Wendover -- Phase II
    206 South Westgate Dr.           Home Care of the Central
                                     Carolinas
    207 South Westgate Dr.           Health Equipment Services
    300 South Westgate Dr.           Health Equipment Services
    4600 Dundas Circle               Aquaterra, Inc.
    4602 Dundas Circle               Four Seasons Apparel
  Radar Road
    500 Radar Rd.                    United States Postal Service
    502 Radar Rd.                    East Texas Distributing
    504 Radar Rd.                    Triad International
                                     Maintenance, Dayva
                                     Industries
    506 Radar Rd.                    Triad International
                                     Maintenance, American
                                     Coatings
  Holden/85 Business Park
    2616 Phoenix Dr.                 Pliana, Inc.
    2606 Phoenix Dr. -- 100          Piedmont Plastics, Rexham
                                     Corp.
    2606 Phoenix Dr. -- 200          REHAU, Inc., Underground
                                     Utility Locating
    2606 Phoenix Dr. -- 300          N/A
    2606 Phoenix Dr. -- 400          Spectrum Financial Services
    2606 Phoenix Dr. -- 500          The Record Exchange
    2606 Phoenix Dr. -- 600          AT&T, Faith & Victory Church
  Industrial Village
    7906 Industrial Village Rd.      Texas Aluminum
    7908 Industrial Village Rd.      Air Express
    7910 Industrial Village Rd.      Wadkin North America, Inc.
  Other Piedmont Triad Properties
    6348 Burnt Poplar                Sears Roebuck & Co.
    6350 Burnt Poplar                Industries for the Blind
    Deep River I                     N/A
    Forsyth I                        N/A
    Regency One                      New Breed Leasing Corp.
    Regency Two                      N/A
    Stratford                        BB&T
    Chesapeake                       Chesapeake Display &
                                     Packaging
    3288 Robinhood                   N/A
  Total or Weighted Average
  Nashville, TN
  Maryland Farms
    Eastpark 1                       Brentwood Music, Volunteer
                                     Credit Corp.
    Eastpark 2                       PMT Services, Inc.
    Eastpark 3                       N/A
    Harpeth II                       N/A
    Harpeth III                      Alcoa Fujikura Ltd.
    Harpeth IV                       USF&G, L.M. Berry Co.
    Highwoods Plaza I                TCS Management Group, Inc.
    EMI/Sparrow                      EMI
    5310 Maryland Way                BellSouth

                                                                                    Percent         Percent
                                                                                   Leased at      Occupied at
                                     Building   Year           Rentable          December 31,    December 31,
  Property                           Type (1)   Built        Square Feet             1996            1996
  Grassmere
    Grassmere I                         S        1984                   87,902         100%             92%
    Grassmere II                        S        1985                  140,617         100             100
    Grassmere III                       S        1990                  103,000         100             100
  Other Nashville Properties
    Century City Plaza I                O        1987                   56,161         100             100
    Lakeview                            O        1986                   99,722         100             100
    3401 Westend                        O        1982                  253,010          99              99
    BNA                                 O        1985                  234,377          97              97
  Total or Weighted Average                                          1,640,855          99%             99%
  Tampa, FL
  Sabal Park
    Atrium                              O        1989                  129,855          80%             80%
    Sabal Business Center VI            O        1988                   99,136         100             100
    Progressive Insurance               O        1988                   83,648         100             100
    Sabal Business Center VII           O        1990                   71,248         100             100
    Sabal Business Center V             O        1988                   60,578         100             100
    Registry II                         O        1987                   58,781          96              94
    Registry I                          O        1985                   58,319          90              88
    Sabal Business Center IV            O        1984                   49,368         100             100
    Sabal Tech Center                   O        1989                   48,220         100             100
    Sabal Park Plaza                    O        1987                   46,758          97              97
    Sabal Lake Building                 O        1986                   44,533         100             100
    Sabal Business Center I             O        1982                   40,698          88              88
    Sabal Business Center II            O        1984                   32,660          64              64
    Registry Square                     O        1988                   26,568          85              85
    Expo Building                       O        1981                   25,600         100             100
    Sabal Business Center III           O        1984                   21,300         100             100
  Benjamin Center
    Benjamin Center #7                  O        1991                   30,960         100             100
    Benjamin Center #9                  O        1989                   38,405          76              76
  Other Tampa Properties
    Tower Place                         O        1988                  180,848          91              91
    Day Care Center                     O        1986                    8,000         100             100
  Total or Weighted Average                                          1,155,483          93%             93%
  Charlotte, NC
  Steele Creek Park
    Bldg. A                             I        1989                   42,500         100%            100%
    Bldg. B                             I        1985                   15,031         100             100
    Bldg. E                             I        1985                   39,300          98              98
    Bldg. G-1                           I        1989                   22,500          44              44
    Bldg. H                             I        1987                   53,614         100             100
    Bldg. K                             I        1985                   19,400         100             100
  Highwoods/Forsyth Business Park
    4101 Stuart Andrew Blvd.            S        1984                   12,185          95              95
    4105 Stuart Andrew Blvd.            S        1984                    4,528          96              96
    4109 Stuart Andrew Blvd.            S        1984                   15,212          97              97
    4201 Stuart Andrew Blvd.            S        1982                   19,333          98              98
    4205 Stuart Andrew Blvd.            S        1982                   23,401          98              98
    4209 Stuart Andrew Blvd.            S        1982                   15,901          98              98
    4215 Stuart Andrew Blvd.            S        1982                   23,372          96              96
    4301 Stuart Andrew Blvd.            S        1982                   40,601          85              85
    4321 Stuart Andrew Blvd.            S        1982                   12,774          94              94

                                     Tenants Leasing 25% or More
                                      of Rentable Square Feet at
  Property                                December 31, 1996
  Grassmere
    Grassmere I                      Contel Cellular of
                                     Nashville, Inc.
    Grassmere II                     N/A
    Grassmere III                    Harris Graphics Corporation
  Other Nashville Properties
    Century City Plaza I             N/A
    Lakeview                         The Kroger Co. (6), Centex
    3401 Westend                     N/A
    BNA                              N/A
  Total or Weighted Average
  Tampa, FL
  [S]                                [C]
  Sabal Park
    Atrium                           GTE Data Services, Inc.
    Sabal Business Center VI         Pharmacy Management
                                     Services, Inc.
    Progressive Insurance            Progressive American
                                     Insurance Co.
    Sabal Business Center VII        Pharmacy Management
                                     Services, Inc.
    Sabal Business Center V          Lebhar-Friedman Inc.
    Registry II                      N/A
    Registry I                       N/A
    Sabal Business Center IV         Phillips Educational Group
                                     of Central Florida, Inc.,
                                     TGC Home Health Care, Inc.
    Sabal Tech Center                National RX Services, Inc.
    Sabal Park Plaza                 State of Florida Department
                                     of Revenue, ERM South, Inc.
    Sabal Lake Building              Warner Publisher Services,
                                     Inc.
    Sabal Business Center I          N/A
    Sabal Business Center II         Owen Ayres and Associates,
                                     Inc.
    Registry Square                  Proctor & Redfern, Inc.
    Expo Building                    Exposystems, Inc.
    Sabal Business Center III        Eli Witt Co.
  Benjamin Center
    Benjamin Center #7               Basetec Office Systems,
                                     Inc., Baers Construction
    Benjamin Center #9               First Image Management
                                     Company
  Other Tampa Properties
    Tower Place                      N/A
    Day Care Center                  Telesco Enterprises, Inc.
  Total or Weighted Average
  Charlotte, NC
  [S]                                [C]
  Steele Creek Park
    Bldg. A                          Terrell Gear Drives, Inc.
    Bldg. B                          Pump Parts & Services (7)
    Bldg. E                          Bradman-Lake, Inc.
    Bldg. G-1                        Safewaste Corp.
    Bldg. H                          Sugravo Rallis Engraving,
                                     Eurotherm Drives, Inc.
    Bldg. K                          Aptech, Inc.
  Highwoods/Forsyth Business Park
    4101 Stuart Andrew Blvd.         N/A
    4105 Stuart Andrew Blvd.         Re-Directions, Transit &
                                     Level Clinic, Bell/Sysco
                                     Food
    4109 Stuart Andrew Blvd.         N/A
    4201 Stuart Andrew Blvd.         N/A
    4205 Stuart Andrew Blvd.         Sunbelt Video, Inc.
    4209 Stuart Andrew Blvd.         N/A
    4215 Stuart Andrew Blvd.         Cleaning Services Group,
                                     Rodan, Inc.
    4301 Stuart Andrew Blvd.         Circle K
    4321 Stuart Andrew Blvd.         Communications Technology

                                                                                   Percent         Percent
                                                                                   Leased at      Occupied at
                                     Building   Year           Rentable          December 31,    December 31,
  Property                           Type (1)   Built        Square Feet             1996            1996
  Parkway Plaza
    Building 1                          O        1982                   58,263          93%             93%
    Building 2                          O        1983                   88,227          76              76
    Building 3                          O        1984                   82,307          94              94
    Building 6                          O        1996                   40,330          41              41
    Building 7 (8)                      O        1985                   60,722         100             100
    Building 8 (8)                      O        1986                   40,615         100             100
    Building 9 (8)                      I        1984                  110,000           0               0
  Oakhill Business Park
    Twin Oaks                           O        1985                   97,652          94              94
    Water Oak                           O        1985                   90,853          90              90
    Scarlet Oak                         O        1982                   76,584         100              85
    English Oak                         O        1984                   54,865         100             100
    Willow Oak                          O        1982                   38,448           0               0
    Laurel Oak                          O        1984                   38,448          85              85
    Live Oak                            O        1989                   85,993          50              50
  Other Charlotte Properties
    First Citizens                      O        1989                   57,214         100             100
  Total or Weighted Average                                          1,380,173          79%             78%
  Boca Raton, FL
    One Boca Place                      O        1987                  277,630          99%             93%
    Highwoods Square                    O        1989                  148,944          90              90
    Highwoods Plaza                     O        1980                   80,260          98              98
    Total or Weighted Average                                          506,834          96%             95%
  Richmond, VA
  Innsbrook Office Center
    Liberty Mutual                      O        1990                   57,915         100%            100%
    Markel American                     O        1988                   38,427         100             100
    Proctor-Silex                       O        1986                   58,366         100             100
    Vantage Place I                     O        1987                   13,514         100             100
    Vantage Place II                    O        1987                   14,895         100             100
    Vantage Place III                   O        1988                   14,389         100             100
    Vantage Place IV                    O        1988                   13,411         100             100
    Vantage Point                       O        1990                   62,918         100              90
    Innsbrook Tech I                    S        1991                   18,350         100             100
    DEQ Technology Center               O        1991                   53,847          84              84
    DEQ Office                          O        1991                   70,423         100             100
    Aetna                               O        1989                   99,209         100             100
    Highwoods One                       O        1996                  128,222          92              92
  Technology Park
    Virginia Center                     O        1985                  119,754          83              75
  Other Richmond Properties
    Westshore I                         O        1995                   18,775         100             100
    Westshore II                        O        1995                   27,625          98              98
    East Cary Street                    O        1987                   16,865          69              69
  Total or Weighted Average                                            826,905          97%             95%
  Greenville, SC
  Brookfield Corporate
  Center
    Brookfield-Jacobs-Sirrine           O        1990                  228,345         100%            100%
    Brookfield Plaza                    O        1987                  116,800          78              78
    Brookfield-YMCA                     S        1990                   15,500          46              46
    Patewood Business Center            S        1983                  103,302         100             100
  Patewood Plaza Office Park
    Patewood V                          O        1990                  100,187         100             100
    Patewood IV                         O        1989                   61,649         100             100
    Patewood III                        O        1989                   61,539         100             100
    Total or Weighted Average                                          687,322          95%             95%

                                     Tenants Leasing 25% or More
                                      of Rentable Square Feet at
  Property                                December 31, 1996
  Parkway Plaza
    Building 1                       BASF Corporation
    Building 2                       International Paper
    Building 3                       N/A
    Building 6                       Hewlett-Packard
    Building 7 (8)                   Northwest Mortgage
    Building 8 (8)                   Greenpoint Financial Corp.
    Building 9 (8)                   N/A
  Oakhill Business Park
    Twin Oaks                        Springs Industries, Inc.
    Water Oak                        N/A
    Scarlet Oak                      Krueger Ringier, Inc.
    English Oak                      The Employers Association of
                                     the Carolinas
    Willow Oak                       N/A
    Laurel Oak                       Paramount Parks Inc.,
                                     Woolpert Consultants
    Live Oak                         CHF Industries
  Other Charlotte Properties
    First Citizens                   Volvo Car Finance, Inc.
  Total or Weighted Average
  Boca Raton, FL
    One Boca Place                   N/A
    Highwoods Square                 N/A
    Highwoods Plaza                  N/A
    Total or Weighted Average
  Richmond, VA
  Innsbrook Office Center
    Liberty Mutual                   Capital One, Liberty Mutual
    Markel American                  Mark IV
    Proctor-Silex                    Proctor-Silex, Inc.
    Vantage Place I                  Rountrey and Associates
    Vantage Place II                 Hastings-Tapley
    Vantage Place III                Stenrich Group, Inc.
    Vantage Place IV                 Corvel Healthcare,
                                     Cemetary Mgmt.
    Vantage Point                    EDS, Colonial Inc.
    Innsbrook Tech I                 Air Specialists of VA, Hobbs
                                     & Assoc.
    DEQ Technology Center            Virginia State Gov., First
                                     Health
    DEQ Office                       Circuit City
    Aetna                            N/A
    Highwoods One                    N/A
  Technology Park
    Virginia Center                  N/A
  Other Richmond Properties
    Westshore I                      Snyder Hunt Corp.
    Westshore II                     Hewlett-Packard Co.
    East Cary Street                 Butler, Macon Et. Al.
  Total or Weighted Average
  Greenville, SC
  Brookfield Corporate
  Center
    Brookfield-Jacobs-Sirrine        Jacobs-Sirrine Engineers,
                                     Inc.
    Brookfield Plaza                 DowBrands, Inc.
    Brookfield-YMCA                  Kids & Company at Pelham
                                     Falls, Inc.
    Patewood Business Center         N/A
  Patewood Plaza Office Park
    Patewood V                       Bell Atlantic Mobile
                                     Systems, Inc., PYA/Monarch,
                                     Inc.
    Patewood IV                      MCI Telecommunications Corp.
    Patewood III                     MCI Telecommunications Corp.
    Total or Weighted Average

                                                                                    Percent         Percent
                                                                                   Leased at      Occupied at
                                     Building   Year           Rentable          December 31,    December 31,
  Property                           Type (1)   Built        Square Feet             1996            1996
  Memphis, TN
    Atrium I                            O        1984                   42,124         100%            100%
    Atrium II                           O        1984                   42,099         100             100
    International Place Phase II        O        1988                  208,006          98              98
    Southwind Office Center "A"         O        1991                   62,179         100             100
    Southwind Office Center "B"         O        1990                   61,860         100             100
    Kirby Centre                        O        1984                   32,007         100             100
    Medical Properties, Inc.            O        1988                   18,079         100             100
    Total or Weighted Average                                          466,354          99%             99%
  Atlanta, GA
  Oakbrook
    Oakbrook I                          S        1981                  106,662          94%             94%
    Oakbrook II                         S        1983                  141,938          73              56
    Oakbrook III                        S        1984                  164,246          95              95
    Oakbrook IV                         O        1985                   89,223          98              98
    Oakbrook V                          O        1985                  204,410         100             100
    Total or Weighted Average                                          706,479          94%             92%
  Columbia, SC
  Fontaine Business Center
    Fontaine I                          O        1985                   97,576          97%             97%
    Fontaine II                         O        1987                   73,225          84              84
    Fontaine III                        O        1988                   57,888         100             100
    Fontaine V                          O        1990                   21,107         100             100
  Other Columbia Properties
    Center Point I                      O        1988                   72,567         100              95
    Center Point II                     O        1996                   81,000          46              46
    Total or Weighted Average                                          403,363          86%             85%
  Orlando, FL
    Metrowest I                         O        1988                  102,019          94%             94%
    Southwest Corporate Center          O        1984                   98,777         100             100
    Total or Weighted Average                                          200,796          97%             97%
  Birmingham, AL
    Grandview I                         O        1989                  114,539         100%            100%
  Norfolk, VA
    Battlefield I                       S        1987                   97,633         100%            100%
    Greenbrier Business Center          O        1984                   81,194         100             100
    Total or Weighted Average                                          178,827         100%            100%
  Asheville, NC
    Ridgefield 300                      O        1989                   63,500         100%            100%
    Ridgefield 200                      S        1987                   60,677         100             100
    Total or Weighted Average                                          124,177         100%            100%
  Jacksonville, FL
    Towermarc Plaza                     O        1991                   50,513          99%             99%
        Total or Weighted Average
          of All Properties                                         17,455,174          92%             92%

                                     Tenants Leasing 25% or More
                                      of Rentable Square Feet at
  Property                                December 31, 1996
  Memphis, TN
    Atrium I                         Baptist Memorial Health Care
    Atrium II                        Mueller Streamline Co.
    International Place Phase II     AC Humko Corp.,
                                     International Paper Company
    Southwind Office Center "A"      Promus Hotels, Inc.
    Southwind Office Center "B"      Check Solutions, Inc.
    Kirby Centre                     Financial Federal Savings
                                     Bank, Union Central Life
                                     Insurance Co.
    Medical Properties, Inc.         Health Tech Affiliates, Inc.
    Total or Weighted Average
  Atlanta, GA
  Oakbrook
    Oakbrook I                       N/A
    Oakbrook II                      N/A
    Oakbrook III                     N/A
    Oakbrook IV                      N/A
    Oakbrook V                       N/A
    Total or Weighted Average
  Columbia, SC
  Fontaine Business Center
    Fontaine I                       Blue Cross and Blue Shield
                                     of S.C.
    Fontaine II                      Blue Cross and Blue Shield
                                     of S.C.
    Fontaine III                     Companion Health Care
    Fontaine V                       Roche Biomedical
                                     Laboratories, Inc.
  Other Columbia Properties
    Center Point I                   Sedgewick James of South
                                     Carolina, Inc., Alltel
                                     Mobile Communication
                                     BellSouth Mobility, Inc.
    Center Point II                  BellSouth
    Total or Weighted Average
  Orlando, FL
    Metrowest I                      N/A
    Southwest Corporate Center       Walt Disney World Co.
    Total or Weighted Average
  Birmingham, AL
    Grandview I                      Computer Sciences
                                     Corporation
  Norfolk, VA
    Battlefield I                    Kasei Memory Products, Inc.
    Greenbrier Business Center       Canon Computer Systems,
                                     Inc., Roche Biomedical
                                     Laboratories, Inc.
    Total or Weighted Average
  Asheville, NC
    Ridgefield 300                   N/A
    Ridgefield 200                   Memorial Mission Hospital,
                                     Inc.
    Total or Weighted Average
  Jacksonville, FL
    Towermarc Plaza                  Aetna Casualty
        Total or Weighted Average
          of All Properties

(1) I = Industrial, S = Service Center and O = Office.
(2) Raleigh Neurology Clinic has an option to purchase 33% of the Property in December 1998 for cash at the then current fair market value, as to be determined by an independent appraiser.
(3) Glaxo Wellcome has the option to purchase the Property from March 1997 to the earlier of lease termination (currently March 2000) or March 2003 for cash at the then current fair market value to be determined by an appraiser chosen by the Operating Partnership, provided the terms of such purchase are acceptable to the Operating Partnership and Glaxo Wellcome.
(4) Highland Industries, Inc., which entered into a 10-year lease beginning January 1991, has the option during the term of its lease to purchase the Property for a price of $1,034,000 during each of the first five years and, thereafter, at decreasing amounts through the tenth year of the lease term when the price will be $926,000.
(5) Ivy Distribution Center enables the Operating Partnership to establish relationships with potential tenants that need large blocks of affordable storage space, frequently on a short-term basis. With the exception of 1989 when the building was renovated to convert it from a manufacturing facility to a bulk warehouse facility, Ivy Distribution Center has produced a positive cash flow every year since its acquisition in 1978.
(6) Kroger Co. has an option to purchase the Property through January 2001. The purchase price under the option is $10.0 million through January 1999 (and $10.8 million from January 1999 through January 2001) subject to all encumbrances, plus unamortized tenant improvements funded by the Operating Partnership and unamortized leasing commissions.
(7) Pump Parts & Services, Inc. has an option to purchase the Property for a purchase price of $39.24 per square foot ($589,793) (as of August 1996) subject to a minimum increase in the per square foot purchase price of 5% per year.
(8) Properties subject to ground lease expiring December 31, 2082. The Operating Partnership has the option to purchase the land during the lease term at the greater of $35,000 per acre or 85% of appraised value.
Development Land
     As of December 31, 1996, the Operating Partnership owned 238 acres and had committed to purchase over the next six years an additional 311 acres of land for development. The following table sets forth the location, acreage, build-out capacity and estimated construction costs with respect to the Development Land (dollars in thousands):

                                                                                                       Estimated
                                                                  Developable Square Footage          Construction
Business Park:                  Location         Acreage     Office       Industrial       Total       Costs (1)
Owned:
NationsFord Business Park   Charlotte               15             --       170,000        170,000      $  3,920
Airpark East                Greensboro               7             --        50,000         50,000         1,150
Airpark North               Greensboro              10         20,000            --         20,000         1,600
Airport Center Drive        Greensboro              20        241,000            --        241,000        21,690
Highwoods Forsyth Park      Greensboro               6             --        60,000         60,000         3,600
West Point Business Park    Winston-Salem           26             --       286,000        286,000         8,712
Lakeview Ridge              Nashville               18        200,000            --        200,000        17,500
Grassmere                   Nashville               19        450,000            --        450,000        29,250
Highwoods North             Research Triangle       18        310,000            --        310,000        26,350
Highwoods South             Research Triangle       45        525,000            --        525,000        44,625
Capital Center              Research Triangle       10        110,000            --        110,000         9,500
Creekstone Park             Research Triangle       12        132,000            --        132,000        11,220
Research Commons            Research Triangle       10        100,000            --        100,000         8,500
NorthPark                   Research Triangle       12        150,000            --        150,000        12,750
Innsbrook                   Richmond                10        110,000            --        110,000         7,200
                                                   238      2,348,000       566,000      2,914,000      $207,567
To be acquired:
Weston                      Research Triangle      243      2,700,000            --      2,700,000      $248,000
Innsbrook                   Richmond                50        500,000            --        500,000        50,000
Raleigh Corporate Center    Research Triangle       15        300,000            --        300,000        27,000
Maryland Farms              Nashville                3         90,000            --         90,000         9,000
                                                   311      3,590,000            --      3,590,000      $334,000
Total                                              549      5,938,000       566,000      6,504,000      $541,567

(1) With respect to Development Land to be acquired, includes costs to acquire land.
                                       19

     All of the Development Land is zoned and available for office or industrial development, substantially all of which has utility infrastructure already in place. The Operating Partnership believes that the cost of developing the Development Land could be financed with the funds available from the Operating Partnership's existing credit facility, additional borrowings and offerings of equity and debt securities. The Operating Partnership believes that its commercially zoned and unencumbered land in existing business parks gives the Operating Partnership an advantage in its future development activities over other commercial real estate development companies in the Research Triangle, the Piedmont Triad, Richmond, Nashville and Charlotte. Any future development, however, is dependent on the demand for industrial or office space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the Development Land. In addition, if construction is undertaken on the Development Land, the Operating Partnership will be subject to the risks associated with construction activities, including the risk that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense.
Option Land
     The Operating Partnership has options to purchase or rights of first refusal to purchase, lease or develop a total of 166 acres of undeveloped land (the "Option Land") at locations adjacent to Properties in two existing business parks. The Operating Partnership has long-term rights of first refusal to purchase, lease or develop: (i) 147 acres in the Expressway Commerce Center, which is targeted for development of warehouses and service center facilities and (ii) 19 acres adjacent to Creekstone Park, which is targeted for service center development. No assurance can be given that any of the Option Land will be purchased or developed by the Operating Partnership.
                                       20

ITEM 3. LEGAL PROCEEDINGS
     The Operating Partnership is a party to a variety of legal proceedings arising in the ordinary course of its business. The Operating Partnership believes that it is adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse effect on the financial position or results of operations of the Operating Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT
     The Operating Partnership is managed by the Company as its sole general partner. The following table sets forth certain information with respect to the executive officers of the Company:

Name                    Age  Position and Background
Ronald P. Gibson        52   Director, President and Chief Executive Officer.
                             Mr. Gibson is a founder of the Company and has
                             served as President or managing partner of its
                             predecessor since its formation in 1978.

William T. Wilson III   42   Director and Executive Vice President. Mr. Wilson
                             joined Forsyth Properties in 1982 and served as
                             its president from 1993 until its merger with the
                             Company. Mr. Wilson is responsible for the
                             operations in the Piedmont Triad, Charlotte and
                             South Carolina.

John L. Turner          50   Director, Vice Chairman of the Board of Directors
                             and Chief Investment Officer. Mr. Turner co-founded
                             the predecessor of Forsyth Properties in 1975.

John W. Eakin           42   Director and Senior Vice President. Mr. Eakin is
                             responsible for operations in Tennessee, Florida
                             and Alabama. Mr. Eakin was a founder and president
                             of Eakin & Smith, Inc. prior to its merger with the
                             Company.

Thomas F. Cochran       42   Senior Vice President. Mr. Cochran manages the
                             Charlotte and Greenville regions. Mr. Cochran served
                             as senior vice president for Crocker prior to its
                             acquisition by the Company in 1996.

Edward J. Fritsch       38   Senior Vice President and Secretary. Mr. Fritsch
                             is responsible for the operations of the Company's
                             Research Triangle division. Mr. Fritsch joined the
                             Company in 1982.

Carman J. Liuzzo        36   Vice President, Chief Financial Officer and Treasurer.
                             Prior to joining the Company in 1994, Mr. Liuzzo
                             was vice president and chief accounting officer for
                             Boddie-Noell Enterprises, Inc. and Boddie-Noell
                             Restaurant Properties, Inc. Mr. Liuzzo is a certified
                             public accountant.

John E. Reece II        37   Vice President. Mr. Reece is responsible for the
                             operations of the Company's Piedmont Triangle area
                             properties. Mr. Reece joined the Company in connection
                             with the Company's merger with Forsyth Properties.

     In addition, on February 12, 1997, Gene H. Anderson was appointed to the Board of Directors and joined the Company as a senior vice president. Mr. Anderson is responsible for the operations of the Company's Atlanta properties. Mr. Anderson was the founder and president of Anderson Properties. See "Management's Discussion and Analysis of Financial condition and Results of Operations--Recent Developments."

Employment Agreements
     The Company's executive officers generally have employment agreements with a three-year duration. Messrs. Gibson and Fritsch have employment agreements through June 1997, Messrs. Turner, Wilson, Reece and Liuzzo have employment agreements through February 1998, Mr. Eakin's employment agreement runs through April 2000 and Mr. Anderson's employment agreement is through February 2000. Each contract includes provisions restricting the officers from competing with the Company during employment and, except in certain circumstances, for a limited period of time after termination of employment. Each of the employment contracts provides for severance payments in the event of termination by the Company without cause equal to the officer's base salary for the later of one year from the date of termination or the expiration of the three-year employment agreement.
                                       21

                                      PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS Market Information and Dividends
     There is no established public trading market for the Operating Units. The following table sets forth the cash distributions paid per Unit during each quarter. Comparable cash distributions are expected in the future. As of March 18, 1997, there were 112 record holders of Units.

                                         1996 Distributions 1995 Distributions
Quarter Ended
December 31                                     $.48               $ .45
September 30                                     .48                 .45
June 30                                          .48                 .45
March 31                                         .45                .425

     On February 4, 1997, the Operating Partnership declared a quarterly cash distribution of .48 per Unit payable on February 21, 1997 to Unit holders of record on February 14, 1997.

Sales of Unregistered Securities
     In connection with the acquisition of real estate, the Operating Partnership frequently issues Units to sellers of real estate in reliance on exemptions from registration under the Securities Act of 1933 (the "Securities Act"). In 1996, the Operating Partnership issued 807,608 Units in offerings exempt from the registration requirements of the Securities Act. The Operating Partnership exercised reasonable care to assure that each of the offerees of Units in 1996 were "accredited investors" under Rule 501 of the Securities Act and that the investors were not purchasing the Units with a view to their distribution. Specifically, the Operating Partnership relies on the exemptions provided by Section 4(2) of the Securities Act or Rule 506 of the rules promulgated by the Commission under the Securities Act.
                                       22

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected financial and operating information for the Operating Partnership as of December 31, 1996, 1995 and 1994, for the years ended December 31, 1996 and 1995, and for the period from June 14, 1994 (commencement of operations) to December 31, 1994. The following table also sets forth selected financial and operating information on a historical basis for the Highwoods Group (the predecessor to the Operating Partnership) as of and for each of the years in the two-year period ended December 31, 1993, and for the period from January 1, 1994, to June 13, 1994. The pro forma operating data for the year ended December 31, 1994 assumes completion of the initial public offering and the Formation Transaction as of January 1, 1994.
     Due to the impact of the initial formation of the Operating Partnership and the initial public offering in 1994, the second and third offerings in 1995 and the transactions more fully described in "Management's Discussion and Analysis--Overview and Background," the historical results of operations for the year ended December 31, 1995 and the period from June 14, 1994 to December 31, 1994 may not be comparable to the current period results of operations.

                          The Operating Partnership and the Highwoods Group
                                                                              Operating                    Highwoods
                                            Operating Partnership            Partnership   Highwoods         Group
                                  -----------------------------------------   Pro Forma      Group     ------------------
                                                              June 14, 1994  -----------   January 1,      Year ended
                                   Year Ended    Year Ended        to        Year Ended     1994 to       December 31,
                                  December 31,  December 31,  December 31,   December 31,   June 13,   ------------------
                                      1996          1995          1994          1994         1994        1993      1992
                                  ------------  ------------  -------------  ------------  ----------  --------  --------
                                                    (Dollars in thousands, except per share amounts)
Operating Data:
  Total revenue                    $   132,302    $   73,522    $   19,442        $34,282    $  6,648  $ 13,450  $ 12,532
  Rental property
    operating expenses                  33,657        17,049(1)      5,110(1)       9,677(1)    2,596(2)  6,248(2)  5,587(2)
  General and administrative             5,636         2,737           810          1,134         280       589       694
  Interest expense                      25,230        13,720         3,220          5,604       2,473     5,185     5,059
  Depreciation and amortization         21,105        11,082         2,607          4,638         835     1,583     1,431
                                   -----------    ----------    ----------        -------    --------  --------  --------
  Income (loss) before
    extraordinary item                  46,674        28,934         7,695         13,229         464      (155)     (239)
  Extraordinary item-loss on
    early extinguishment of debt        (2,432)       (1,068)       (1,422)           -           -         -         -
                                   -----------    ----------    ----------        -------    --------  --------  --------
  Net income (loss)                $    44,242    $   27,866    $    6,273        $13,229    $    464  $   (155) $   (239)
                                   ===========    ==========    ==========        =======    ========  ========  ========
  Net income per Unit              $      1.48    $     1.49    $      .63        $  1.32
                                   ===========    ==========    ==========        =======
Balance Sheet Data
  (at end of period):
  Real estate, net of
    accumulated depreciation       $ 1,364,606    $  593,066    $  207,976        $   -      $    -    $ 51,590  $ 46,626
  Total assets                     $ 1,429,488    $  621,134    $  224,777        $   -      $    -    $ 58,679  $ 53,688
  Total mortgages and
    notes payable                  $   555,876    $  182,736    $   66,864        $   -      $    -    $ 64,347  $ 60,279
Other Data:
  Number of in-service properties          292           191            44            -            14        14        13
  Total rentable square feet        17,455,174     9,215,171     2,746,219            -       816,690   816,690   794,174

----------------
(1) Rental property operating expenses include salaries, real estate taxes, insurance, repairs and maintenance, property, management, security and utilities.

(2) Rental property operating expenses include salaries, real estate taxes, insurance, repairs and maintenance, property management, security, utilities, leasing, development, and construction expenses.
                                       23

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview and Background
     The Highwoods Group (the predecessor to the Operating Partnersip) was comprised of 13 office properties and one warehouse facility (the "Highwoods-Owned Properties"), 94 acres of development land and the management, development and leasing business of Highwoods Properties Company ("HPC"). On June 14, 1994, following completion of the Company's initial public offering, the Company, through a business combination involving entities under varying common ownership, succeeded to the Highwoods-Owned Properties, HPC's real estate business and 27 additional office properties owned by unaffiliated parties (such combination being referred to as the "Formation Transaction"). The Company is the sole general partner of the Operating Partnership. The Operating Partnership owns the Company's Properties and conducts substantially all of its operations. The Operating Partnership acquired three additional Properties in 1994 after the Formation Transaction.
     In February 1995, the Operating Partnership expanded into other North Carolina markets and diversified its portfolio to include industrial and service center properties with its $170 million, 57-Property business combination with Forsyth Partners (the "Forsyth Transaction"). During the year ended December 31, 1995, the Operating Partnership acquired 144 Properties encompassing 6,357,000 square feet, at an initial cost of $369.9 million.
     During the year ended December 31, 1996, the Operating Partnership acquired 91 Properties encompassing 7,325,500 square feet at an initial cost of $690.4 million. See "Business -- Recent Developments" for a description of the acquisition of Crocker and the Eakin & Smith Transaction and for a table summarizing all mergers and acquisitions completed during the year ended December 31, 1996.
     Given the effect of the acquisitions discussed above, the results of the Highwoods Group for the period from January 1, 1994, to June 13, 1994, are not comparable to the current operations of the Operating Partnership.
     This information should be read in conjunction with the accompanying financial statements and the related notes thereto.
     The pro forma operating data for the year ended December 31, 1994 assumes completion of the initial public offering and the Formation Transaction as of January 1, 1994.
Results of Operations
Comparison of 1996 to 1995
     Revenue from rental operations increased $54.8 million, or 77.0% from $71.2 million in 1995 to $126.0 million in 1996. The increase is primarily a result of revenue from newly acquired and developed properties. Interest and other income increased 173.9% from $2.3 million in 1995 to $6.3 million in 1996. This increase is a result of the excess cash and cash equivalents resulting from the receipt of the net proceeds from the Company's offering of Common Stock completed in the summer of 1996, and an increase in third-party management and leasing income.
     Rental operating expenses increased $16.7 million, or 98.2%, from $17.0 million in 1995 to $33.7 million in 1996. The increase is due to the addition of
8.2 million square feet to the in-service portfolio. Rental expenses as a percentage of related rental revenues increased from 23.9% for the year ended December 31, 1995 to 26.7% for the year ended December 31, 1996. The increase is a result of an increase in the percentage of office properties in the portfolio; which have fewer "triple net" leases, and approximately $400,000 in additional expenses related to the severe winter weather in 1996 and the hurricane in September of the same year.
     Depreciation and amortization for the years ended December 31, 1996 and 1995 was $21.1 million and $11.1 million, respectively. The increase of $10.0 million or 90.1% is due to a 128.8% increase in depreciable assets. Interest expense increased $11.5 million or 83.9% from $13.7 million in 1995 to $25.2 million in 1996. The increase is attributable to the increase in outstanding debt related to the
                                       24

Operating Partnership's acquisition and development activities. Interest expense for the years ended December 31, 1996 and 1995 included $1.9 million and $1.6 million, respectively, of non-cash deferred financing costs and amortization of the costs related to the Operating Partnership's interest rate protection agreements.
     General and administrative expenses increased from 3.8% of rental revenue in 1995 to 4.5% in 1996. This increase is attributable to the addition of four regional offices in Nashville, Memphis, Tampa, and Boca Raton as a result of acquisitions. The duplication of certain personnel costs in the third quarter during the acquisition of Crocker also contributed to higher general and administrative expenses for the year ended December 31, 1996. Such duplicative costs were eliminated in the fourth quarter as the Operating Partnership realized the planned synergies from the merger.
     Income before extraordinary item equaled $46.7 million and $28.9 million for the years ended December 31, 1996 and 1995, respectively. The extraordinary items consisted of prepayment penalties incurred in connection with the extinguishment of certain debt assumed in the Crocker merger in 1996 and the Forsyth Transaction in 1995.
Comparison of 1995 to Pro Forma 1994
     For the year ended December 31, 1995 total revenues were comprised of $71.2 million of rental revenues and $2.3 million of interest and other income. For the year ended December 31, 1994 pro forma total revenues included $33.6 million of rental revenues, $200,000 in distributions from Highwoods Services, Inc. and $456,000 of interest income.
     The $37.6 million increase in rental income from pro forma 1994 to 1995 was primarily attributable to the rental revenue derived from properties acquired during 1995. Revenues from the Operating Partnership's initial portfolio of 41 properties increased by 2.1% over the comparable 1994 period. Vacancies in Smoketree Tower and Cape Fear partially offset rental rate increases and occupancy gains in other properties.
     The increase in interest income from $465,000 in pro forma 1994 to $2.3 million in 1995 was due primarily to the increase in short-term investments resulting from the receipt of the net proceeds of the Company's 4,774,989-share offering in August 1995.
     Rental property expenses represented 23.9% of rental revenues in 1995 compared to 28.8% for pro forma 1994. The decline in this ratio was a result of increased operating efficiencies and the addition of revenues from industrial properties in 1995. Industrial properties are generally leased on a "triple net" basis, with the tenant paying all operating costs.
     General and administrative expenses increased from $1.1 million or 3.3% of total revenues for pro forma 1994 to $2.7 million or 3.8% of total revenues for 1995. The increase in general and administrative expenses was a result of the growth of the Operating Partnership's operations into the Piedmont Triad and Richmond regions.
     Interest expense increased from $5.6 million for pro forma 1994 to $13.7 million for 1995. The increase in interest expense was a result of an increased debt level during 1995 compared to 1994 as the Operating Partnership financed a portion of its 1995 acquisition activity through the use of debt financing. The Operating Partnership's interest expense for 1995 included a benefit of $385,000 as a result of an interest rate protection agreement.
     Depreciation and amortization expense increased from $4.6 million for pro forma 1994 to $11.1 million for 1995. The increase in depreciation and amortization expense reflects the increase in real estate assets during 1995.
     Income before extraordinary item equaled $28.9 million or $1.55 per Unit for 1995 compared to $13.2 million or $1.47 per Unit for pro forma 1994.
     In connection with the repayment of indebtedness related to the Forsyth Transaction, the Operating Partnership incurred prepayment penalties of $1.0 million in 1995. This amount was recorded as an extraordinary item and is presented in the 1995 financial statements ($1,068,000).
                                       25

Liquidity and Capital Resources
Statement of Cash Flows
     The Operating Partnership generated $69.9 million in cash flows from operating activities and $420.5 million in cash flows from financing activities for the year ended December 31, 1996. These combined cash flows of $490.4 million were used to fund $486.6 million of investing activities, which were primarily additions to real estate assets and the cash purchase price for the net assets of Crocker.
Capitalization
     Mortgage and notes payable at December 31, 1996 totaled $555.9 million and were comprised of $296.9 million of secured indebtedness with an average rate of 8.0% and $259.0 million of unsecured indebtedness with an average rate of 7.1%. All of the mortgage and notes payable outstanding at December 31, 1996 were either fixed rate obligations or variable rate obligations covered by interest rate protection agreements (see below). The weighted average life of the indebtedness was approximately 6.5 years at December 31, 1996.
     The Company and the Operating Partnership completed the following financing activities during the year ended December 31, 1996:
     (Bullet) During June 1996, the Company completed a 11,500,000-share public offering of Common Stock (including 1,500,000 shares issued pursuant to the underwriters' over allotment option). The Operating Partnership used the net proceeds, which totaled $292.9 million, primarily to fund the Crocker acquisition.
     (Bullet) In July 1996, the Company sold an additional 250,000 shares of
              Common Stock to underwriters who participated in the Company's 11,500,000-share offering. The net proceeds from this offering were approximately $6.8 million and were contributed to the Operating Partnership.
     (Bullet) In connection with the acquisition of Crocker, the Operating
              Partnership assumed a $140 million mortgage note (the "7.9% Mortgage Note"). The note is secured by 46 Properties, which were acquired in the merger and are held by a subsidiary of the Operating Partnership.
     (Bullet) On September 27, 1996, the Operating Partnership replaced a $140 million credit facility with a $280 million unsecured revolving line of credit (the "Revolving Loan") from a syndicate of lenders. The Revolving Loan requires monthly payments of interest only with the balance of all principal and accrued but unpaid interest due on October 31, 1999. The interest rate on the Revolving Loan at year end was LIBOR plus 135 basis points and will adjust based on the Company's senior unsecured credit rating within a range of LIBOR plus 100 basis points to LIBOR plus 175 basis points.
     (Bullet) On December 2, 1996, the Operating Partnership issued $100 million of 6 3/4% notes due December 1, 2003, and $110 million of 7% notes due December 1, 2006 (collectively, the "Public Notes"). The proceeds were used to reduce amounts outstanding on the revolving loan, to repay mortgage debt and to settle an interest rate swap agreement.
     (Bullet) In December 1996, the Company completed a public offering of
              2,587,500 shares of Common Stock (including 337,500 shares issued pursuant to the underwriters' over allotment option) and a concurrent non-underwritten public offering of 1,093,577 shares of Common Stock with an institutional investor. The net proceeds from the two offerings totaled approximately $96.7 million and were contributed to the Operating Partnership.
     (Bullet) In connection with the 1996 acquisitions, the Operating
              Partnership issued 807,608 Units valued at $22.1 million (based on the agreed-upon valuation of a share of Common Stock at the time of the acquisition).
Additional information regarding the 7.9% Mortgage Note, the Public Note and the Revolving Loan is set forth in the notes related to the accompanying financial statements.
                                       26

     To protect the Operating Partnership from increases in interest expense due to changes in the variable rate, the Operating Partnership: (i) purchased an interest rate cap limiting its exposure to an increase in interest rates (one-month LIBOR plus 135 basis points) to 7.60% with respect to $80 million of the $280 million Revolving Loan, and (ii) entered into interest rate swaps that limit its exposure to an increase in the interest rates to 7.24% in connection with the $34 million of variable rate mortgages. The interest rate on all such variable rate debt is adjusted at monthly intervals, subject to the Operating Partnership's interest rate protection program. Payments received from the counterparties under the interest rate protection agreements were $167,000, $385,000 and $25,000 for 1996, 1995 and 1994, respectively. The Operating Partnership is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Operating Partnership could be required to pay the full rate under the Revolving Loan and the variable rate mortgages, even if such rate were in excess of the rate in the cap and swap agreements. In addition, the Operating Partnership may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Operating Partnership's interest expense and could adversely affect the Operating Partnership's cash flow and its ability to pay expected distributions to Unit holders.
     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. Management believes that the Operating Partnership will have access to the capital resources necessary to expand and develop its business. To the extent that the Operating Partnership's cash flow from operating activities is insufficient to finance its acquisition costs and other capital expenditures, including development costs, the Operating Partnership expects to finance such activities through the Revolving Loan and other debt and equity financing.
     The Operating Partnership presently has no plans for major capital improvements to the existing properties, other than a $4 million renovation of a 17-year old office property and normal recurring non-revenue enhancing expenditures. The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the previously discussed Revolving Loan. The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Operating Partnership. In addition, the Operating Partnership anticipates utilizing the Revolving Loan primarily to fund construction and development activities. The Operating Partnership does not intend to reserve funds to retire existing mortgage indebtedness or indebtedness under the Revolving Loan upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Operating Partnership in both the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.
Recent Developments
Century Center Transaction
     On January 9, 1997, the Operating Partnership acquired the 17-building Century Center Office Park, four affiliated industrial properties and 20 acres of land for development located in suburban Atlanta, Georgia (the "Century Center Transaction"). The properties total 1.6 million rentable square feet and, as of December 31, 1996, were 99% leased. The cost of the Century Center Transaction was $55.6 million in Units (valued at $29.25 per Unit, the market value of a share of Common Stock as of the signing of a letter of intent for the Century Center Transaction), the assumption of $19.4 million of
                                       27
secured debt and a cash payment of $53.1 million, drawn from the Operating Partnership's $280 million Revolving Loan. All Units issued in the transaction are subject to restrictions on transfer and redemption. Such restrictions are scheduled to expire over a three-year period in equal annual installments commencing one year from the date of issuance.
     Century Center Office Park is located on approximately 77 acres, of which approximately 61 acres are controlled under long-term fixed rental ground leases that expire in 2058. The rent under the leases is approximately $180,000 per year with scheduled 10% increases in 1999 and 2009. The leases do not contain a right to purchase the subject land.
     The Operating Partnership estimates a first-year net operating income from the properties acquired in the Century Center Transaction of $13.3 million. See " -- Disclosure Regarding Forward-looking Statements" below.
Anderson Transaction
     On February 12, 1997, the Operating Partnership acquired a portfolio of industrial, office and undeveloped properties in Atlanta from Anderson Properties, Inc. and affiliates (the "Anderson Transaction"). The Anderson Transaction involved 22 industrial properties and six office properties totaling
1.6 million rentable square feet, three industrial development projects totaling 402,000 square feet and 137 acres of land for development. The in-service properties were 94% leased as of December 31, 1996. The development projects have a cost-to-date of $4.6 million and are expected to be completed during 1997.
     The cost of the Anderson Transaction consisted of the issuance of $22.9 million of Units (valued at $29.25 per Unit, the market value of a share of Common Stock as of the signing of a letter of intent relating to the transaction), the assumption of $7.8 million of mortgage debt and a cash payment of $37.7 million. The cash amount does not include $11.1 million expected to be paid to complete the three development projects. Approximately $5.5 million of the Units are newly created Class B Units, which differ from other Units in that they are not eligible for cash distributions from the Operating Partnership. The Class B Units will convert to regular Units in 25% annual installments commencing one year from the date of issuance. Prior to such conversion, such Units will not be redeemable for cash or Common Stock. All other Units to be issued in the transaction are also subject to restrictions on transfer or redemption. Such lock-up restrictions will expire over a three-year period in equal annual installments commencing one year from the date of issuance.
     The Operating Partnership estimates a first-year net operating income from the properties of $5.7 million. See "Disclosure Regarding Forward-looking Statements" below.
Preferred Stock Offering
     On February 7, 1997 the Company issued 125,000 shares of 8 5/8% perpetual preferred stock for $1,000 per share. The net proceeds of $121.7 million were contributed to the Operating Partnership in exchange for preferred units, which have the same economic terms as the preferred stock. Such proceeds were used to reduce existing indebtedness and fund the Anderson Transaction. The preferred stock is not redeemable prior to February 2027. The preferred stock is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company.
Possible Environmental Liabilities
     Under various Federal, state and local laws, ordinances and regulations, such as the Comprehensive Environmental Response Compensation and Liability Act or "CERCLA," and common laws, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property as well as certain other costs, including governmental fines and injuries to persons and property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such
                                       28
property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability with respect to the release and maintenance of asbestos-containing materials ("ACM"), and third parties may seek recovery from owners or operators of real property for personal injuries associated with asbestos-containing materials. A number of Operating Partnership properties contain ACM or material that is presumed to be ACM. In connection with the ownership and operation of its properties, the Operating Partnership may be liable for such costs. In addition, it is not unusual for property owners to encounter on-site contamination caused by off-site sources, and the presence of hazardous or toxic substances at a site in the vicinity of a property could require the property owner to participate in remediation activities in certain cases or could have an adverse effect on the value of such property.
     As of the date hereof, substantially all of the Properties have been subjected to a Phase I environmental assessment. These assessments have not revealed, nor is management of the Operating Partnership aware of, any environmental liability that it believes would have a material adverse effect on the Operating Partnership's financial position, operations or liquidity taken as a whole. This projection, however, could prove to be incorrect depending on certain factors. For example, the assessments may not reveal all environmental liabilities, or may underestimate the scope and severity of environmental conditions observed, with the result that there may be material environmental liabilities of which the Operating Partnership is unaware or, material environmental liabilities may have arisen after the assessments were performed of which the Operating Partnership is unaware. In addition, assumptions regarding groundwater flow and the existence and source of contamination are based on available sampling data, and there are no assurances that the data is reliable in all cases. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties, or by third parties unrelated to the Operating Partnership.
     Some tenants use or generate hazardous substances in the ordinary course of their respective businesses. These tenants are required under their leases to comply with all applicable laws and are responsible to the Operating Partnership for any damages resulting from the tenants' use of the property. The Operating Partnership is not aware of any material environmental problems resulting from tenants' use or generation of hazardous substances. There are no assurances that all tenants will comply with the terms of their leases or remain solvent and that the Operating Partnership may not at some point be responsible for contamination caused by such tenants.
Compliance with the Americans with Disabilities Act
     Under the Americans with Disabilities Act (the "ADA"), all public accommodations and commercial facilities are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. Although the Operating Partnership believes that the Properties are substantially in compliance with these requirements, the Operating Partnership may incur additional costs to comply with the ADA. Although the Operating Partnership believes that such costs will not have a material adverse effect on the Operating Partnership, if required changes involve a greater expenditure than the Operating Partnership currently anticipates, the Operating Partnership's results of operations, liquidity and capital resources could be materially adversely affected.
Funds From Operations and Cash Available for Distributions
     The Operating Partnership considers Funds from Operations ("FFO") to be a useful financial performance measure of its operating performance because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate its ability to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP, and FFO should not be considered as an
                                       29
alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Operating Partnership's cash needs including principal amortization, capital improvements and distributions to stockholders. Funds from Operations does not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, FFO as disclosed by other REITs may not be comparable to the Operating Partnership's calculation of FFO, as described below. Funds from operations and cash available for distributions should not be considered as alternatives to net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity.
     Funds from Operations means net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. Cash available for distribution is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.
     Funds from operations and cash available for distribution for the years ended December 31, 1996 and 1995 are summarized in the following table (in thousands):

                                                                                                 Year Ended
                                                                                                December 31,
                                                                                              1996       1995
Funds from Operations:
Income before extraordinary item..........................................................   $46,674    $28,934
Add (deduct):
  Depreciation and amortization...........................................................    21,105     11,082
  Third-party service company cash flow...................................................       400         --
     Funds from operations................................................................    68,179     40,016
Cash Available for Distribution:
Add (deduct):
  Rental income from straight-line rents..................................................    (2,603)    (1,503)
  Amortization of deferred financing costs................................................     1,911      1,619
  Non-incremental revenue generating capital expenditures:
     Building improvements paid...........................................................    (3,554)    (1,337)
     Second generation tenant improvements paid...........................................    (3,471)    (1,884)
     Second generation lease commissions paid.............................................    (1,426)    (1,228)
       Cash available for distribution....................................................   $59,036    $35,683
Weighted average Units outstanding........................................................    30,219     18,697
Dividend payout ratio:
  Funds from operations...................................................................      82.4%      81.8%
  Cash available for distribution.........................................................      95.2%      91.7%

Inflation
     In the last five years, inflation has not had a significant impact on the Operating Partnership because of the relatively low inflation rate in the Operating Partnership's geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Operating Partnership's exposure to increases in operating expenses resulting from inflation. In addition, many of the leases are for terms of less than seven years, which may enable the Operating Partnership to replace existing leases with new leases at a higher base if rents on the existing leases are below the then-existing market rate.
                                       30

Disclosure Regarding Forward-looking Statements
     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Accordingly, the Operating Partnership hereby identifies the following important factors that could cause the Operating Partnership's actual financial results to differ materially from those projected by the Operating Partnership in forward-looking statements:
          (i) unexpected increases in development of office or industrial properties in the Operating Partnership's markets;
          (ii) deterioration in the financial condition of tenants;
          (iii) construction costs of properties exceeding original estimates;
          (iv) delays in the completion of development projects or acquisitions;
          (v) delays in leasing or releasing space;
          (vi) incorrect assessments of (or changes in) the environmental condition of the Operating Partnership's properties;
          (vii) unexpected increases in interest rates; and
          (viii) loss of key executives.
     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          See page F-1 of the financial report included herein.
     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        None.
                                       31

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The section under the heading "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 1997 (the "Proxy Statement") is incorporated herein by reference for information on directors of the Company. See ITEM X in Part I hereof for information regarding executive officers of the Company.
ITEM 11. EXECUTIVE COMPENSATION
     The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the section titled "Executive Compensation" of the Proxy Statement are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     As of March 18, 1997, the Operating Partnership had no executive officers or directors. As of that date, the only person or group known by the Operating Partnership to be holding more than 5% of the Units was the Company, which owned 35,368,529 Units, or 83.7% of the total outstanding Units.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The section under the heading "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.
                                       32

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 10-K
(a) List of Documents Filed as a Part of this Report
  1. Consolidated Financial Statements and Report of Independent Auditors See Index on Page F-1
  2. Financial Statement Schedules
     See Index on Page F-1
  3. Exhibits

Exhibit No.         FN                                    Description
 2.1               (1)     Master Agreement of Merger and Acquisition by and among the Company, the
                             Operating Partnership, Eakin & Smith, Inc. and the partnerships and limited liability companies listed therein dated April 1, 1996
 2.2               (2)     Stock Purchase Agreement among AP CRTI Holdings, L.P., AEW Partners, L.P.,
                             Thomas J. Crocker, Barbara F. Crocker, Richard S. Ackerman and Robert E.
                             Onisko and the Company and Cedar Acquisition Corporation, dated April
                             29, 1996
 2.3               (2)     Agreement and Plan of Merger by and among the Company, Crocker Realty
                             Trust, Inc. and Cedar Acquisition Corporation, dated as of April 29,
                             1996
 2.4               (3)     Contribution and Exchange Agreement by and among Century Center group, the
                             Operating Partnership and the Company, dated December 31, 1996
 2.5               (3)     Master Agreement of Merger and Acquisition by and among the Company, the
                             Operating Partnership, Anderson Properties, Inc., Gene Anderson, and the
                             partnerships and limited liability companies listed therein, dated
                             January 31, 1997
 2.6               (4)     Amended and Master Agreement of Merger and Acquisition dated January 9,
                             1995 by and among Highwoods Realty Limited Partnership, Forsyth Partners
                             Holdings, Inc., Forsyth Partners Brokerage, Inc., John L. Turner,
                             William T. Wilson III, John E. Reece II, H. Jack Leister and the
                             partnerships and corporations listed therein
 3.1               (5)     Amended and Restated Articles of Incorporation of the Company
 3.2               (5)     Amended and Restated Bylaws of the Company
 4.1               (5)     Specimen of certificate representing shares of Common Stock
 4.2               (6)     Indenture among AP Southeast Portfolio Partners, L.P., Bankers Trust
                             Company of California, N.A. and Bankers Trust Company, dated as of March
                             1, 1994
 4.3               (7)     Indenture among the Operating Partnership, the Company, and First Union
                             National Bank of North Carolina, dated as of December 1, 1996
 4.4               (7)     Form of global security for 2003 Notes
 4.5               (7)     Form of global security for 2006 Notes
 4.6               (8)     Specimen of certificate representing 8 5/8% Series A Cumulative Redeemable
                             Preferred Shares
 4.7               (8)     Amendment to Amended and Restated Agreement of Limited Partnership of the
                             Operating Partnership
 4.8               (8)     Articles Supplementary to the Amended and Restated Articles of
                             Incorporation of the Company
10.1               (5)     Amended and Restated Agreement of Limited Partnership of the Operating
                             Partnership
10.2               (9)     Form of Registration Rights and Lockup Agreement among the Company and the
                             Holders named therein
10.3               (9)     Articles of Incorporation of Highwoods Services, Inc.
10.4               (9)     Bylaws of Highwoods Services, Inc.
10.5               (9)     Articles of Incorporation of Forsyth Properties Services, Inc.
10.6               (9)     Bylaws of Forsyth Properties Services, Inc.

                                       33

10.7             (9)(10)   Amended and Restated 1994 Stock Option Plan
10.8(a)          (4)(10)   Employment Agreement between the Company and the Operating Partnership and
                             Ronald P. Gibson
10.8(b)          (4)(10)   Employment Agreement between the Company and the Operating Partnership and
                             Edward J. Fritsch
10.8(c)          (9)(10)   Employment Agreement between the Company and the Operating Partnership and
                             Carman J. Liuzzo
10.8(d)          (9)(10)   Employment Agreement between the Company and the Operating Partnership and
                             John L. Turner
10.8(e)          (9)(10)   Employment Agreement between the Company and the Operating Partnership and
                             William T. Wilson, III
10.8(f)          (1)(10)   Employment Agreement between the Company and the Operating Partnership and
                             John W. Eakin
10.8(g)          (3)(10)   Employment Agreement between the Company and the Operating Partnership and
                             Gene H. Anderson
10.8(h)          (4)(10)   Employment Agreement between the Company and the Operating Partnership and
                             John E. Reece II
10.9               (1)     Form of warrants to purchase Common Stock of the Company issued to W.
                             Brian Reames, John W. Eakin and Thomas S. Smith
10.10              (4)     Contribution and Exchange of the Cotton Building between SJ Company and the Operating Partnership dated December 4, 1995
10.11              (11)    Credit Agreement among the Operating Partnership, the Company, the
                             Subsidiaries named therein and the Lenders named therein, dated as of
                             September 27, 1996
10.12              (4)     Agreement for Contribution and Exchange of Partnership Interests by and
                             among the Operating Partnership, Creekstone Associates I and the
                             Contributors named therein, dated as of May 11, 1995, relating to the acquisition of Creekstone Crossing.
10.13              (4)     Form of warrants to purchase Common Stock of the Company issued to John L.
                             Turner, William T. Wilson III and John E. Reece II
10.14              (4)     Indemnification Agreement dated September 26, 1994 between Burnt Poplar
                             Associates Limited Partnership and Forsyth Partners Holdings, Inc.
                             related to the acquisition of Burnt Poplar, which agreement has been assigned to Highwoods Realty Limited Partnership
10.15              (4)     Contribution and Exchange Agreement dated January 10, 1995 between 4501
                             Alexander Associates and Highwoods Realty Limited Partnership related to the acquisition of Research Commons
10.16              (4)     Contribution and Exchange Agreement dated January 10, 1995 between JHPB
                             Partners and Highwoods Realty Limited Partnership related to the acquisition of Research Commons
10.17              (4)     Contribution and Exchange Agreement by and among the Operating
                             Partnership, R-K Properties 3, L.P. and the Partners listed therein, dated as of July 18, 1995, relating to the purchase of Vantage Point
10.18              (4)     Purchase and Sale Agreement by and between the Operating Partnership and
                             R-K Properties 5, L.P., dated as of July 18, 1995, relating to the acquisition of Innsbrook Tech I Center
10.19              (4)     Purchase and Sale Agreement by and between the Operating Partnership and
                             R-K Properties 1, L.P., dated as of July 18, 1995, relating to the acquisition of Vantage Place II
10.20              (4)     Purchase and Sale Agreement by and between the Operating Partnership and
                             R-K Properties 2, L.P., dated as of July 18, 1995, relating to the acquisition of Vantage Place IV
10.21              (4)     Asset Purchase Agreement between Ross-Kreckman Management Corporation and
                             Highwoods Services, Inc., dated as of July 5, 1995
10.22              (4)     Contribution and Exchange Agreement by and among the Operating
                             Partnership, Vantage Associates I, L.P. and the Partners listed therein, dated as of July 18, 1995, relating to the acquisition of Vantage Place
                             I

                                       34

10.23              (4)     Contribution and Exchange Agreement by and among the Operating
                             Partnership, Vantage Associates II, L.P. and the Partners listed therein, dated as of July 18, 1995, relating to the acquisition of
                             Vantage Place III
21                         Schedule of subsidiaries of the Operating Partnership
23                         Consent of Ernst & Young
27                         Financial Data Schedule

(1) Filed as a part of the Company's Current Report on Form 8-K dated April 1, 1996 and incorporated herein by reference.
(2) Filed as a part of the Company's Current Report on Form 8-K dated April 29, 1996 and incorporated herein by reference.
(3) Filed as a part of the Company's Current Report on Form 8-K dated January 9, 1997 and incorporated herein by reference.
(4) Filed as part of Registration Statement 33-88364 with the Securities and Exchange Commission and incorporated herein by reference.
(5) Filed as part of Registration Statement 33-76952 with the Securities and Exchange Commission and incorporated herein by reference.
(6) Filed by Crocker Realty Trust, Inc. as part of Registration Statement No. 33-88482 filed with the Securities and Exchange Commission and incorporated herein by reference.
(7) Filed as a part of the Operating Partnership's Current Report on Form 8-K dated December 2, 1996 and incorporated herein by reference.
(8) Filed as a part of the Company's Current Report on Form 8-K dated February 12, 1997 and incorporated herein by reference.
(9) Filed as a part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(10) Management contract or compensatory plan.
(11) Filed as part of the Company's Current Report on Form 8-K dated September 27, 1996 and incorporated herein by reference.
     The Operating Partnership will provide copies of any exhibit, upon written request, at a cost of $.05 per page.
(b) Reports on Form 8-K
     During the fourth quarter, the Operating Partnership filed the following Forms 8-K:

  Date of Report          Date Filed                              Items Reported
September 27, 1996    October 15, 1996    Completion of Acquisition of Crocker and related restructuring of the Company; description of new Revolving Loan
November 15, 1996     November 15, 1996   Commencement of offering of Public Notes.
November 15, 1996     November 20, 1996   Form 8-K/A amending form 8-K filed on November 15, 1996.
December 2, 1996      December 2, 1996    Completion of sale of Public Notes.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on March 27, 1997.
                                          HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                                          By: Highwoods Properties, Inc., in its
                                          capacity as
                                            general partner (the "General
                                          Partner")
                                          By: /s/        RONALD P. GIBSON
                                            Ronald P. Gibson, President and
                                            Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                      Signature                                       Title                       Date
         /s/            O. TEMPLE SLOAN, JR.            Chairman of the Board of Directors   March 27, 1997
                        O. Temple Sloan, Jr.              of the General Partner

         /s/              RONALD P. GIBSON              President, Chief Executive Officer   March 27, 1997
                          Ronald P. Gibson                and Director of the General
                                                          Partner
         /s/            WILLIAM T. WILSON III           Executive Vice President and         March 27, 1997
                        William T. Wilson III             Director of the General Partner

         /s/               JOHN L. TURNER               Vice Chairman of the Board and       March 27, 1997
                           John L. Turner                 Chief Investment Officer of the
                                                          General Partner
         /s/              GENE H. ANDERSON              Senior Vice President and Director   March 27, 1997
                          Gene H. Anderson                of the General Partner

         /s/                JOHN W. EAKIN               Senior Vice President and Director   March 27, 1997
                            John W. Eakin                 of the General Partner

         /s/               THOMAS W. ADLER              Director of the General Partner      March 27, 1997
                           Thomas W. Adler
         /s/            WILLIAM E. GRAHAM, JR.          Director of the General Partner      March 27, 1997
                        William E. Graham, Jr.
         /s/               L. GLENN ORR, JR.            Director of the General Partner      March 27, 1997
                           L. Glenn Orr, Jr.
         /s/             WILLARD W. SMITH JR.           Director of the General Partner      March 27, 1997
                         Willard W. Smith Jr.
         /s/                 STEPHEN TIMKO              Director of the General Partner      March 27, 1997
                             Stephen Timko
         /s/               CARMAN J. LIUZZO             Vice President and Chief Financial   March 27, 1997
                           Carman J. Liuzzo               Officer (Principal Financial
                                                          Officer and Principal Accounting
                                                          Officer) and Treasurer of the
                                                          General Partner

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page
Highwoods/Forsyth Limited Partnership
  Report of Independent Auditors...........................................................................    F-2
  Consolidated Balance Sheets as of December 31, 1996 and, 1995............................................    F-3
  Consolidated Statements of Income for the Years Ended December 31, 1996, and
     1995 and for the Period from June 14, 1994 (commencement of operations) to
     December 31, 1994.....................................................................................    F-4
  Consolidated Statements of Partners' Capital for the Years Ended December 31, 1996
     and 1995 and for the Period from June 14, 1994 (commencement of operations) to December 31, 1994......    F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1996 and
     1995 and for the Period from June 14, 1994 (commencement of operations) to
     December 31, 1994.....................................................................................    F-6
  Notes to Consolidated Financial Statements...............................................................    F-8
  Schedule III -- Real Estate and Accumulated Depreciation.................................................   F-18
Highwoods Group
  Report of Independent Auditors...........................................................................   F-26
  Combined Statement of Income for the period from January 1, 1994 to June 13, 1994........................   F-27
  Combined Statement of Owners' Deficit for the period from January 1, 1994 to
     June 13, 1994.........................................................................................   F-28
  Combined Statement of Cash Flows for the period from January 1, 1994 to June 13, 1994....................   F-29
  Notes to Combined Financial Statements...................................................................   F-30

     All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.
                                      F-1

                         REPORT OF INDEPENDENT AUDITORS
TO THE OWNERS
HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
     We have audited the accompanying consolidated balance sheets of Highwoods/Forsyth Limited Partnership as of December 31, 1996 and 1995, and the related consolidated statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 1996 and for the period from June 14, 1994 (commencement of operations) to December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods/Forsyth Limited Partnership at December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 1996 and for the period from June 14, 1994 (commencement of operations) to December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.
                                          ERNST & YOUNG LLP
Raleigh, North Carolina
February 14, 1997
                                      F-2

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                              December 31,
                                                                                            1996         1995
Assets
Real estate assets, at cost:
  Land................................................................................   $  234,398    $106,955
  Buildings and improvements..........................................................    1,142,223     491,581
  Development in process..............................................................       28,858      15,508
  Furniture, fixtures and equipment...................................................        2,096       1,288
                                                                                          1,407,575     615,332
  Less -- accumulated depreciation....................................................      (42,969)    (22,266)
  Net real estate assets..............................................................    1,364,606     593,066
Cash and cash equivalents.............................................................       10,618       6,838
Restricted cash.......................................................................        8,539          --
Accounts receivable...................................................................        8,822       6,338
Advances to subsidiaries..............................................................        2,406       1,274
Accrued straight line rents receivable................................................        6,185       3,407
Other assets:
  Deferred leasing costs..............................................................        9,601       4,253
  Deferred financing costs and interest rate caps.....................................       21,789       8,268
  Prepaid expenses and other..........................................................        3,876       1,521
                                                                                             35,266      14,042
  Less -- accumulated amortization....................................................       (6,954)     (3,831)
                                                                                             28,312      10,211
                                                                                         $1,429,488    $621,134
Liabilities and partners' capital
Mortgages and notes payable...........................................................   $  555,876    $182,736
Accounts payable, accrued expenses and other liabilities..............................       27,632      11,052
     Total liabilities................................................................      583,508     193,788
Redeemable operating partnership units outstanding, 4,283,237 and 3,731,000 at
  December 31, 1996 and 1995, respectively............................................      144,559     105,401
Partners' capital:
  General partner units outstanding, 395,596 and 231,368 at December 31, 1996 and
     1995, respectively...............................................................        7,014       3,219
  Limited partner units outstanding, 34,880,833 and 19,174,455 at December 31, 1996
     and 1995, respectively...........................................................      694,407     318,726
     Total partners' capital..........................................................      701,421     321,945
                                                                                         $1,429,488    $621,134

          See accompanying notes to consolidated financial statements.
                                      F-3

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                       Consolidated Statements of Income
                (Dollars in thousands, except per unit amounts)
                 For the Years Ended December 31, 1996 and 1995
 and for the Period from June 14, 1994 (commencement of operations) to December
                                    31, 1994

                                                                                  1996       1995       1994
Revenue:
  Rental income..............................................................   $125,987    $71,217    $19,011
  Interest and other income..................................................      6,315      2,305        431
Total revenue................................................................    132,302     73,522     19,442
Operating expenses:
  Rental property............................................................     33,657     17,049      5,110
  Depreciation and amortization..............................................     21,105     11,082      2,607
  Interest expense:
     Contractual.............................................................     23,360     12,101      2,482
     Amortization of deferred financing costs and interest rate cap..........      1,870      1,619        738
                                                                                  25,230     13,720      3,220
  General and administrative.................................................      5,636      2,737        810
     Income before extraordinary item........................................     46,674     28,934      7,695
  Extraordinary item -- loss on early extinguishment of debt.................     (2,432)    (1,068)    (1,422)
Net income...................................................................   $ 44,242    $27,866    $ 6,273
Net income per unit:
  Income before extraordinary item...........................................   $   1.56    $  1.55    $  0.77
  Extraordinary item -- loss on early extinguishment of debt.................       (.08)      (.06)     (0.14)
  Net income.................................................................   $   1.48    $  1.49    $  0.63
  Weighted average units outstanding.........................................     29,852     18,697      9,991
Net income per unit:
  General partner............................................................   $   1.48    $  1.49    $  0.63
  Limited partners...........................................................       1.48       1.49       0.63
Weighted average units outstanding:
  General partner............................................................        299        187        100
  Limited partner............................................................     29,553     18,510      9,891
Total........................................................................     29,852     18,697      9,991

          See accompanying notes to consolidated financial statements.
                                      F-4

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                  Consolidated Statements of Partners' Capital
                             (Dollars in thousands)
       For the Years Ended December 31, 1996 and 1995 and for the Period
      from June 14, 1994 (commencement of operations) to December 31, 1994

                                                                               General       Limited        Total
                                                                              Partner's     Partners'     Partners'
                                                                               Capital       Capital       Capital
Initial capital contribution June 14, 1994.................................     $    1       $      --     $       1
Offering proceeds..........................................................      1,652         140,613       142,265
Basis adjustments and acquisition of limited partners' interest............         --         (13,471)      (13,471)
Net income.................................................................         63           6,210         6,273
Distributions..............................................................        (50)         (4,970)       (5,020)
Adjustment of redeemable partnership units to fair value...................          3             261           264
Transfer of limited partners' interest.....................................       (366)            366            --
Balance at December 31, 1994...............................................      1,303         129,009       130,312
Offering proceeds..........................................................         --         220,164       220,164
Net income.................................................................        278          27,588        27,866
Distributions..............................................................       (299)        (29,546)      (29,845)
Adjustment of redeemable partnership units to fair value...................       (266)        (26,286)      (26,552)
Transfer of limited partners' interest.....................................      2,203          (2,203)           --
Balance at December 31, 1995...............................................      3,219         318,726       321,945
Offering proceeds..........................................................         --         406,893       406,893
Net income.................................................................        442          43,800        44,242
Distributions..............................................................       (550)        (54,525)      (55,075)
Adjustments of redeemable partnership units to fair value..................       (238)        (23,550)      (23,788)
Conversion of redeemable partnership units to Common Shares................         72           7,132         7,204
Transfer of limited partners' interest.....................................      4,069          (4,069)           --
Balance at December 31, 1996...............................................     $7,014       $ 694,407     $ 701,421

          See accompanying notes to consolidated financial statements.
                                      F-5

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)
               For the Years Ended December 31, 1996 and 1995 and
 for the Period from June 14, 1994 (commencement of operations) to December 31,
                                      1994

                                                                              1996         1995        1994
Operating activities:
Net income...............................................................   $  44,242    $ 27,866    $   6,273
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation...........................................................      20,562      10,483        2,324
  Amortization...........................................................       3,244       2,218        1,021
Loss on early extinguishment of debt.....................................       2,432       1,068        1,422
  Changes in operating assets and liabilities:
     Accounts receivable.................................................      (1,437)     (1,561)        (321)
     Prepaid expenses and other assets...................................        (776)       (173)        (521)
     Accrued straight line rents receivable..............................      (2,778)     (1,519)        (503)
     Accounts payable, accrued expenses and other liabilities............       4,389       4,787        3,455
       Net cash provided by operating activities.........................      69,878      43,169       13,150
Investing activities:
Proceeds from disposition of real estate assets..........................         900       2,200       --
Additions to real estate assets..........................................    (181,444)   (130,411)     (99,208)
Advances to subsidiaries.................................................      (1,132)       (654)        (620)
Other assets and notes receivable........................................      (3,385)     (1,123)      --
Cash from contributed net assets.........................................      20,711         549        2,088
Cash paid in exchange for partnership net assets.........................    (322,276)     (6,593)      (9,623)
     Net cash used in investing activities...............................    (486,626)   (136,032)    (107,363)
Financing activities:
Distributions paid.......................................................     (55,075)    (29,845)      (5,020)
Net proceeds from contributed capital....................................     406,901     219,821      164,413
Payment of prepayment penalties and loan costs...........................      (1,184)     (1,046)      (1,025)
Borrowings on credit facility............................................     307,500      50,800       62,700
Repayment of credit facility.............................................    (299,000)    (87,000)     (20,000)
Proceeds from mortgages and notes payable................................     213,500      90,250       --
Repayment of mortgages...................................................    (141,216)   (148,907)     (93,947)
Payment of deferred financing costs......................................     (10,898)       (630)      (6,650)
     Net cash provided by financing activities...........................     420,528      93,443      100,471
Net increase in cash and cash equivalents................................       3,780         580        6,258
Cash and cash equivalents at beginning of the period.....................       6,838       6,258       --
Cash and cash equivalents at end of the period...........................   $  10,618    $  6,838    $   6,258
Supplemental disclosure of cash flow information:
Cash paid for interest...................................................   $  26,039    $ 11,965    $   2,073

          See accompanying notes to consolidated financial statements.
                                      F-6

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
               Consolidated Statements of Cash Flows -- Continued
                             (Dollars in thousands)
               For the Years Ended December 31, 1996 and 1995 and
 for the Period from June 14, 1994 (commencement of operations) to December 31,
                                      1994

Supplemental disclosure of non-cash investing and financing activities
The following summarizes the net assets contributed by the Unit holders of the Operating Partnership or assets acquired subject to mortgages and notes payable:
                                                                                 1996        1995       1994
Assets:
Real estate assets, net.....................................................   $611,678    $260,883    $51,614
Cash and cash equivalents...................................................     20,711         549      2,088
Restricted cash.............................................................     11,476       --         --
Deferred rent receivable....................................................      --          --         1,385
Tenant leasing costs, net...................................................      --          --         1,188
Deferred financing costs, net...............................................      3,871         842        488
Accounts receivable and other...............................................      1,635       6,290        174
  Total assets..............................................................    649,371     268,564     56,937
Liabilities:
Mortgages payable...........................................................    244,129     210,728     63,947
Accounts payable, accrued expenses and other liabilities....................     19,142         549      2,262
  Total liabilities.........................................................    263,271     211,277     66,209
     Net assets (liabilities)...............................................   $386,100    $ 57,287    $(9,272)
In connection with the above transactions, the Operating Partnership made additional cash payments to certain partners in exchange for their partnership net assets in the amounts of $9,623,000 in 1994 and $6,593,000 in
1995. These transactions were accounted for using the purchase method of accounting. Further, in connection with these transactions, the Company received cash payments at closing of $2,088,000 in 1994 and $549,000 in
1995 to fund the payment of certain accrued liabilities such as property taxes.
Additionally, in connection with the formation of the Operating Partnership additional debt of $54,164,000 was assumed and Units valued at $4,199,000 were issued during the period from June 14, 1994 to December 31, 1994.

          See accompanying notes to consolidated financial statements.
                                      F-7

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1996
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Formation of the Company
     Highwoods/Forsyth Limited Partership (the "Operating Partnership" formerly Highwoods Realty Limited Partnership), commenced operations on June 14, 1994 when Highwoods Properties, Inc. (the "Company") completed an initial public offering (the "Initial Public Offering") and issued 7.4 million shares of Common Stock (plus 1.1 million shares subsequently issued pursuant to the underwriters' over-allotment option). As of December 31, 1996, the Operating Partnership owned 292 properties consisting of 181 suburban office buildings, 111 industrial properties and 238 acres of undeveloped land suitable for future development.
     The following transactions (the "Formation Transactions") occurred in connection with the Initial Public Offering:
     (Bullet) The Company consummated various purchase agreements to acquire certain interests in 41 properties, including 27 properties which were not owned by the predecessor to the Company and the Operating Partnership (the "Highwoods Group") prior to the Initial Public Offering.
              For the 14 properties previously owned by the Highwoods Group, negative net assets of approximately $9,272,000 were contributed to the Operating Partnership at their historical cost. Approximately $8,400,000 was distributed to non-continuing partners of the Highwoods Group for their partnership interest in the 14 properties. For the 27 properties not owned by the Highwoods Group, the Operating Partnership issued approximately $4,200,000 of Units, assumed $54,164,000 of debt and paid $82,129,000 in cash. These 27 properties were recorded at their purchase price using the purchase method of accounting.
     (Bullet) The Company became the sole general partner of the Operating
              Partnership, by contributing its ownership interests in the 41 properties and its third-party fee business and all but $10,400,000 of the net proceeds of the Initial Public Offering in exchange for an approximate 88.3% interest in the Operating Partnership.
     (Bullet) The Operating Partnership executed various option and purchase agreements whereby it paid approximately $81,352,000 in cash, issued 1,054,664 redeemable units in the Operating Partnership ("Units") and assumed approximately $118,111,000 of indebtedness in exchange for fee simple interests in the 41 properties and the development land.
     (Bullet) The Operating Partnership contributed the third-party management and development business and the third-party leasing business to Highwoods Services, Inc. (formerly Highwoods Realty Services, Inc. and Highwoods Leasing Company) in exchange for 100% of each company's non-voting common stock and 1% of their voting common stock.
     As a result of common stock offerings and subsequent contributions of capital to the Operating Partnership by the Company, the Company owned approximately 89% of the Partnership Units in the Operating Partnership as of December 31, 1996 (including its 1% general partnership interest in the Operating Partnership). These Units are classified as General partners' capital and Limited partners' capital in the accompanying Statements of Partners' Capital. The Company's capital accounts are adjusted to reflect the 1% general partnership interest with the adjustments at book value presented as transfer of "limited partners' interest" in the Statements of Partners' Capital.
     Generally one year after issuance (the "lock-up period"), the Operating Partnership is obligated to redeem each Redeemable Operating Partnership Unit at the request of the holder thereof for cash, provided that the Company at its option may elect to acquire any such Unit presented for redemption by exchanging cash (equal to the value of one share of Common Stock) or one share of Common
                                      F-8

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- Continued Stock for the Unit or cash at the fair market value. When a Unit holder redeems a Unit for a share of Common Stock or cash, the minority interest will be reduced and the Company's share in the Operating Partnership will be increased. The Company's General and Limited Partnership Units are not redeemable for cash. At December 31, 1996, the one-year lock-up period had expired with respect to 3,475,629 of the 4,283,237 Units issued.
Basis of Presentation
     The Operating Partnership's investments in Highwoods Services, Inc. and Forsyth Properties Services, Inc. (the "Service Companies") are accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the financial statements.
     The extraordinary loss represents the write-off of loan origination fees and prepayment penalties paid on the early extinguishment of debt.
Real Estate Assets
     Real estate assets are stated at the lower of cost or fair value. All capitalizable costs related to the improvement or replacement of commercial real estate properties are capitalized. Depreciation is computed by the straight-line method over the estimated useful life of 40 years for buildings and improvements and 5 to 7 years for furniture and equipment. Tenant improvements are amortized over the life of the respective leases, using the straight-line method.
     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted the Statement in the first quarter of 1996 and the adoption did not have any material effect. Cash Equivalents
     The Operating Partnership considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Revenue Recognition
     Minimum rental income is recognized on a straight-line basis over the term of the lease. Unpaid rents are included in accounts receivable. Certain lease agreements contain provisions which provide reimbursement of real estate taxes, insurance, advertising and certain common area maintenance (CAM) costs. These additional rents are recorded on the accrual basis. All rent and other receivables from tenants are due from commercial building tenants located in the properties.
Deferred Lease Fees and Loan Costs
     Lease fees, concessions and loan costs are capitalized at cost and amortized over the life of the related lease or loan term, respectively. Redeemable Operating Partnership Units
     Holders of redeemable operating partnership units may request redemption of each of their units by the Operating Partnership for cash equal to the fair market value of one share of the Company's Common Stock at any time after expiration of the applicable "lock-up" period. The Company, the
                                      F-9

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- Continued general partner of the Operating Partnership, may at its option choose to satisfy the redemption requirement by issuing Common Stock on a one-for-one basis for the number of units submitted for redemption. In accordance with ASR 268 issued by the Securities and Exchange Commission, these units are classified outside of permanent partners' capital in the accompanying balance sheet. The recorded value of the units is based on fair value at the balance sheet date as measured by the closing price of the Company's common stock on that date multiplied by the total number of units outstanding.
Income Taxes
     No provision has been made for income taxes in the accompanying financial statements because such taxes, if any, are the responsibility of the individual partners.
     The tax basis of the Operating Partnership's assets and liabilities is $1,186,654,000 and $592,106,000, respectively. The Operating Partnership's taxable income for the years ended December 31, 1996, 1995, and for the period from June 14, 1994 to December 31, 1994 was $42,738,000, $22,258,500 and
$5,100,800, respectively. The differences between book income and taxable income primarily result from timing differences consisting of depreciation expense ($530,000, $2,788,000 and $979,480 in 1996, 1995 and 1994, respectively) and recording of rental income ($2,596,791, $1,115,390 and $335,780 in 1996, 1995 and 1994, respectively).
Concentration of Credit Risk
     Management of the Operating Partnership performs ongoing credit evaluations of its tenants. At December 31, 1996, the properties were leased to approximately 1,800 tenants, in 16 geographic locations, which engage in a wide variety of businesses. There is no dependence upon any single tenant.
Interest Rate Risk Management
     The Operating Partnership enters into various interest rate swaps and collars in managing its interest rate risk. Payments to or from the counterparties are recorded as adjustments to interest expense. The Operating Partnership has designated these instruments as hedges against existing liabilities and accordingly utilizes hedge accounting.
     The Operating Partnership is exposed to certain losses in the event of non-performance by the counterparties under the collar and swap arrangements. The counterparties are major financial institutions with credit ratings of Aa3 or better, and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Operating Partnership could be required to pay the full rate under its Revolving Loan and the variable rate mortgages, even if such rate were in excess of the rate in the collar and swap agreements. The Operating Partnership would not realize a material loss as of December 31, 1996 in the event of non-performance by any one counterparty. Additionally, the Operating Partnership limits the amount of credit exposure with any one institution.
Use of Estimates
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
                                      F-10

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
2. MORTGAGES AND NOTES PAYABLE
     Mortgages and notes payable consisted of the following at December 31, 1996 and 1995 (in thousands):

                                                                     1996        1995
Mortgage notes payable:
  7.9% mortgage note due 2001...................................   $140,000    $  --
  9.0% mortgage note due 2005...................................     40,168      40,659
  8.2% mortgage note due 2005...................................     31,410      31,833
  7.6% to 13% mortgage notes due between 1999 and 2013..........     73,719      62,195
  Variable rate mortgage note due 2000..........................     11,612      36,549
                                                                    296,909     171,236
Unsecured indebtedness:
  6.8% notes due in 2003........................................    100,000       --
  7.0% notes due in 2006........................................    110,000       --
  7% and 9% notes due in 1997...................................     11,595       5,000
  Variable rate note due in 1999................................     22,372       --
  Revolving loan due in 1999....................................     15,000       6,500
                                                                    258,967      11,500
       Total....................................................   $555,876    $182,736

     Mortgage notes payable were secured by real estate with an aggregate carrying value of $586,000,000 at December 31, 1996.
     The Operating Partnership has entered into interest swap agreements with financial institutions to effectively fix the interest rate on the variable rate mortgages and variable rate notes at a rate of 7.2%. At December 31, 1996, the notional amounts of the interest rate swaps equaled the outstanding balance of the indebtedness. The swaps expire in June 1999 and July 2000 upon the maturity of the respective indebtedness and had a cost basis of $475,000 at December 31, 1996.
     The 7.9% Mortgage Note is secured by 46 of the Properties (the "Mortgage Note Properties"), which are held by AP Southeast Portfolio Partners, L.P. (the "Financing Partnership"). The Operating Partnership has a 99.99% economic interest in the Financing Partnership, which is managed, indirectly, by the Operating Partnership. The 7.9% Mortgage Note is a conventional, monthly pay, first mortgage note in the principal amount of $140 million issued by the Financing Partnership. The 7.9% Mortgage Note is a limited recourse obligation of the Financing Partnership as to which, in the event of a default under the indenture or the mortgage, recourse may be had only against the Mortgage Note Properties and other assets that have been pledged as security. The 7.9% Mortgage Note was issued to Kidder Peabody Acceptance Corporation I pursuant to an indenture, dated March 1, 1994 (the "Mortgage Note Indenture"), among the Financing Partnership, Bankers Trust Company of California, N.A., and Bankers Trust Company.
     The Mortgage Note Indenture provides for a lockout period that prohibits optional redemption payments in respect of principal of the 7.9% Mortgage Note (other than a $7 million premium-free redemption payment) prior to November 1998. Thereafter, the Financing Partnership may make optional redemption payments in respect of principal of the 7.9% Mortgage Note on any distribution date, subject to the payment of a yield maintenance charge in connection with such payments made prior to August 1, 2000.
     Under the terms of the purchase agreement relating to the Mortgage Note Properties, the Financing Partnership may be obligated to pay NationsBank, N.A. a deferred contingent purchase price. This
                                      F-11

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
2. MORTGAGES AND NOTES PAYABLE -- Continued contingent payment, which will in no event exceed $4.4 million, is due on April 1, 1998 if the actual four-year cumulative cash flow of such properties exceeds the projected four-year cumulative cash flow. Based on the estimates of future operations, the Operating Partnership does not believe that any deferred contingent purchase principal price will be payable.
     On December 2, 1996, the Operating Partnership issued $100,000,000 of unsecured 6 3/4% notes due December 1, 2003 and $110,000,000 of unsecured 7% notes due December 1, 2006. Interest on the notes is payable semi-annually on June 1 and December 1 commencing on June 1, 1997. In accordance with the terms of the Indenture under which the unsecured notes are issued, the Operating Partnership is required to (a) limit its total indebtedness, (b) limit its level of secured debt, (c) maintain a minimum debt service coverage ratio and (d) maintain a minimum level of unencumbered assets. At December 31, 1996, the Company was in compliance with these covenants.
     In September 1996, the Operating Partnership obtained a $280,000,000 unsecured revolving loan which matures on October 31, 1999. Borrowings under the revolving loan will adjust based upon the Operating Partnership's senior unsecured debt rating with a range of 30-day LIBOR plus 100 basis points to LIBOR plus 175 basis points. At December 31, 1996, the rate was set at 30-day LIBOR plus 135 basis points and the effective interest rate was 6.91%. The terms of the revolving loan require the Operating Partnership to pay a commitment fee equal to .15% to .25% of the unused portion of the revolving loan and include certain restrictive covenants which limit, among other things, dividend payments, and which require compliance with certain financial ratios and measurements. At December 31, 1996, the Operating Partnership was in compliance with these covenants.
     To limit increases in interest expense on $80,000,000 of the revolving loan, the Operating Partnership has purchased an interest rate collar which limits its exposure to an increase in 30-day LIBOR to 6.25% through November 2001. The initial premium used to acquire the $80,000,000 interest rate cap is being amortized over the term of the collar.
     Payments received from counterparties under the above interest rate protection agreements were $167,000 in 1996, $385,000 in 1995 and $25,000 in 1994 and were recorded as a reduction of interest expense.
     The aggregate maturities of the mortgage and notes payable at December 31, 1996 are as follows (in thousands):

1997.................................................   $ 16,089
1998.................................................      8,033
1999.................................................     52,205
2000.................................................     32,279
2001.................................................    143,827
Thereafter...........................................    303,443
                                                        $555,876

     Total interest capitalized was $2,935,000 in 1996, $507,000 in 1995 and $17,000 in 1994.
3. RENTAL INCOME
     The Operating Partnership's real estate assets are leased to tenants under operating leases, substantially all of which will expire over the next ten years. The minimum rental amounts under the leases are generally either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases also require that the tenants reimburse the Operating Partnership for increases in certain costs above their base year costs.
                                      F-12

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
3. RENTAL INCOME -- Continued
     Expected future minimum rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 1996, are as follows (in thousands):

1997.........................................................................   $175,091
1998.........................................................................    149,113
1999.........................................................................    118,620
2000.........................................................................     83,978
2001.........................................................................     52,465
Thereafter...................................................................     98,133
                                                                                $677,400

4. RELATED PARTY TRANSACTIONS
     The Operating Partnership makes advances to Highwoods Services, Inc. and Forsyth Properties Services, Inc. for working capital purposes. These advances bear interest at a rate of 7% per annum and totaled $2,406,000 at December 31, 1996 and $1,274,000 at December 31, 1995. The Operating Partnership recorded interest income from these advances of $91,000, $43,000 and $15,000 for the years ended December 31, 1996 and 1995, and for the period from June 14, 1994, to December 31, 1994, respectively.
     During the year ended December 31, 1995, the Operating Partnership acquired two properties encompassing 99,334 square feet at an aggregate purchase price of $6,850,000 from partnerships in which certain officers and directors owned a majority interest. These transactions were accounted for using the purchase method of accounting and their operating results are included in the Statements of Income from their respective acquisition dates.
5. COMMITMENTS AND CONTINGENCIES
  Lease:
     Two of the properties located in Parkway Plaza development are subject to a land lease expiring December 31, 2082. Rental payments are to be adjusted yearly based on the Consumer Price Index. The Operating Partnership has the option to purchase the leased land during the lease term at the greater of 85% of appraised value or $35,000 per acre. The obligation for future minimum lease payments is as follows (in thousands):

1997................................................................   $   97
1998................................................................       97
1999................................................................       97
2000................................................................       97
2001................................................................       97
Thereafter..........................................................    7,884
                                                                       $8,369

  Litigation:
     The Operating Partnership is a party to a variety of legal proceedings arising in the ordinary course of its business. These matters are generally covered by insurance or indemnities. All of these matters, taken together, are not expected to have a material adverse effect on the accompanying consolidated financial statements not withstanding possible insurance recovery.
                                      F-13

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
5. COMMITMENTS AND CONTINGENCIES -- Continued
  Contracts:
     The Operating Partnership has entered into construction contracts totaling $62.2 million at December 31, 1996. The amounts remaining on these contracts as of December 31, 1996, totaled $17.1 million.
     The Operating Partnership has entered into a contract under which it is committed to acquire 50 acres of land over a four-year period for an aggregate purchase price of approximately $8,000,000. The seller has the option to elect to receive the purchase price in either cash or Units valued at $26.67 per Unit.
     The Operating Partnership has also entered into a contract under which it is committed to acquire 18 acres of land on or before August 1, 1998, for an aggregate purchase price of approximately $2,032,000.
  Environmental Matters:
     Substantially all of the Operating Partnership properties have been subjected to Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying consolidated financial statements.
6. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     The following disclosures of estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Operating Partnership could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The carrying amounts and estimated fair value of the Operating Partnership's financial instruments at December 31, 1996, were as follows (in thousands):

                                                       Carrying      Fair
                                                        Amount      Value
Cash and cash equivalents...........................   $ 19,157    $ 19,157
Accounts and notes receivable.......................   $ 11,228    $ 11,228
Mortgages and notes payable.........................   $555,876    $571,000
Interest rate collar and swap agreements............   $  3,606    $  1,403

     The fair values for the Operating Partnership's fixed rate mortgages and notes payable were estimated using discounted cash flow analysis, based on the Operating Partnership's estimated incremental borrowing rate at December 31, 1996, for similar types of borrowing arrangements. The carrying amounts of the Operating Partnership's variable rate borrowings approximate fair value.
     The fair values of the Operating Partnership's interest rate swap and interest rate collar agreements represent the estimated amount the Operating Partnership would receive or pay to terminate or replace the financial instruments at current market rates.
     Disclosures about the fair value of financial instruments are based on relevant information available to the Operating Partnership at December 31, 1996. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.
                                      F-14

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
7. PRO FORMA INFORMATION (UNAUDITED)
     The following unaudited pro forma information has been prepared assuming the following transactions all occurred as of January 1, 1995: (1) the 1995 acquisition of 144 properties at an initial cost of $369,900,000, (2) the 1996 acquisition of 91 properties at an initial cost of $691,000,000, (3) the February 1995, August 1995, Summer 1996, and December 1996 Common Stock offerings and (4) the November 1996 issuance of $210,000,000 of unsecured notes.
     Pro forma interest expense was calculated based on the indebtedness outstanding after debt repayment and using the effective interest rate on such indebtedness. In connection with various transactions, the Operating Partnership issued Units totaling 807,608 in 1996 and 2,677,748 in 1995 which were recorded at their fair market value upon the closing date of the transactions.

                                         Pro Forma Year Ended    Pro Forma Year Ended
                                          December 31, 1996       December 31, 1995
                                           (in thousands, except per share amounts)
Revenues..............................         $193,655                $180,393
Net Income before Extraordinary
  Item................................         $ 58,729                $ 55,410
Net Income............................         $ 56,589                $ 51,910
Net Income per Unit...................         $   1.42                $   1.30

     The pro forma information is not necessarily indicative of what the Operating Partnership's results of operations would have been if the transactions had occurred at the beginning of each period presented. Additionally, the pro forma information does not purport to be indicative of the Operating Partnership's results of operations for future periods.
8. SUBSEQUENT EVENTS
  Acquisition of Suburban Atlanta Properties
     Century Center Transaction. On January 9, 1997, the Operating Partnership acquired the 17-building Century Center Office Park, four affiliated industrial properties and 20 acres of Development Land located in suburban Atlanta, Georgia (the "Century Center Transaction"). The properties total 1.6 million rentable square feet and, as of December 31, 1996, were 99% leased. The cost of the Century Center Transaction was $55.6 million in Units (valued at $29.25 per Unit, the market value of a share of Common Stock as of the signing of a letter of intent for the Century Center Transaction), the assumption of $19.4 million of secured debt and a cash payment of $53.1 million drawn from the Operating Partnership's $280 million Revolving Loan. All Units issued in the transaction are subject to restrictions on transfer and redemption. Such restrictions are scheduled to expire over a three-year period in equal annual installments commencing one year from the date of issuance.
     Century Center Office Park is located on approximately 77 acres, of which approximately 61 acres are controlled under long-term fixed rental ground leases that expire in 2058. The rent under the leases is approximately $180,000 per year with scheduled 10% increases in 1999 and 2009. The leases do not contain a right to purchase the subject land.
     Anderson Transaction. On February 12, 1997, the Operating Partnership acquired a portfolio of industrial, office and undeveloped properties in Atlanta from affiliates of Anderson Properties (the "Anderson Transaction"). The Anderson Transaction involves 22 industrial properties and six office properties totaling 1.6 million rentable square feet, three industrial development projects totaling 402,000 square feet and 137 acres of land for development.
     The cost of the Anderson Transaction consisted of the issuance of $22.9 million of Units (valued at $29.25 per Unit, the market value of a share of Common Stock as of the signing of a letter of intent relating to the transaction), the assumption of $7.8 million of mortgage debt and a cash payment of
                                      F-15

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
8. SUBSEQUENT EVENTS -- Continued
$37.7 million. The cash amount does not includes $11.1 million expected to be paid to complete the three development projects. Approximately $5.5 million of the Units are newly created Class B Units, which differ from other Units in that they are not eligible for cash distributions from the Operating Partnership. The Class B Units will convert to regular Units in 25% annual installments commencing one year from the date of issuance. Prior to such conversion, such Units will not be redeemable for cash or Common Stock. All other Units to be issued in the transaction are also subject to restrictions on transfer or redemption. Such lock-up restrictions will expire over a three-year period in equal annual installments commencing one year from the date of issuance.
  Preferred Stock Offering
     On February 7, 1997, the Company issued 125,000 shares of 8 5/8% perpetual preferred stock for $1,000 per share. The net proceeds of $121.7 million were contributed to the Operating Partnership in exchange for preferred units, which have the same economic terms as the preferred stock. Such proceeds were used to pay down existing indebtedness and fund the Anderson Transaction. The preferred stock is not redeemable prior to February 2027. The preferred stock is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company.
9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
     Selected quarterly financial data for the years ended December 31, 1996 and 1995, and for the period from June 14, 1994, (commencement of operations) to December 31, 1994, is as follows (in thousands except per unit amounts):

                                              For the period from June 14, 1994 to December 31, 1994*
                                   First Quarter    Second Quarter    Third Quarter    Fourth Quarter     Total
Revenues........................      $    --          $  1,482          $ 8,810          $  9,150       $19,442
Income before extraordinary
  item..........................           --               534            3,652             3,509         7,695
Extraordinary item..............           --            (1,422)              --                --        (1,422)
Net (loss) income...............      $    --          $   (888)         $ 3,652          $  3,509       $ 6,273
Per Unit:
  Income before extraordinary
     item.......................      $    --          $   0.06          $  0.36          $   0.35       $  0.77
  Net (loss) income.............      $    --          $  (0.09)         $  0.36          $   0.35       $  0.63
                                                       For the year ended December 31, 1995*
                                   First Quarter    Second Quarter    Third Quarter    Fourth Quarter     Total
Revenues........................      $12,846          $ 17,518          $20,560          $ 22,598       $73,522
Income before extraordinary
  item..........................        4,879             6,829            7,939             9,287        28,934
Extraordinary item..............       (1,068)               --               --                --        (1,068)
Net income......................      $ 3,811          $  6,829          $ 7,939          $  9,287       $27,866
Per Unit:
  Income before extraordinary
     item.......................      $  0.36          $   0.39          $  0.39          $   0.40       $  1.55
  Net income....................      $  0.29          $   0.39          $  0.39          $   0.40       $  1.49

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED): -- Continued

                                                      For the year ended December 31, 1996*
                                  First Quarter    Second Quarter    Third Quarter    Fourth Quarter     Total
Revenues.......................      $23,757          $ 27,440          $32,881          $ 48,224       $132,302
Income before extraordinary
  item.........................        9,002             9,960           13,710            14,002         46,674
Extraordinary item.............           --                --           (2,432)               --         (2,432)
Net (loss) income..............      $ 9,002          $  9,960          $11,278          $ 14,002       $ 44,242
Per Share:
  Income before extraordinary
     item......................      $  0.38          $   0.42          $  0.39          $   0.38       $   1.56
  Net income...................      $  0.38          $   0.42          $  0.32          $   0.38       $   1.48

* The total of the four quarterly amounts for net income per unit do not equal the total for the year due to the use of a weighted average to compute the average number of units outstanding.
                                      F-17

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996
                                 (In thousands)

                                                                                                                       Gross
                                                                                                                     Amount at
                                                                                                                       Which
                                                                                     Cost Capitalized Subsequent      Carried
                                                          Initial Cost                                               at Close
                                                                Building &                  to Acquisition           of Period
      Description            Encumbrance          Land         Improvements         Land    Building & Improvements    Land
Highwoods Office Center
  Amica                             --          $     289       $     1,544        $    --          $    71          $     289
  Arrowwood                         --                955             3,406             --              225                955
  Aspen                             --                560             2,104             --              128                560
  Birchwood                         --                201               911             --                                 201
  Cedar East                        --                563             2,498             --              149                563
  Cedar West                        --                563             2,487             --              253                563
  Cottonwood                        --                609             3,253             --               22                609
  Cypress                           --                567             1,747             --               95                567
  Dogwood                        2,603                766             2,790             --                9                766
  Global Software                   --                465             5,358             --            1,672                465
  Hawthorn                          --                904             3,782             --               32                904
  Highwoods Tower                   --                203            16,948             --              115                203
  Holly                             --                300             1,170             --               43                300
  Ironwood                          --                319             1,276             --              188                319
  Kaiser                            --                133             3,625             --                3                133
  Laurel                            --                884             2,537             --               17                884
  Leatherwood                       --                213               851             --              121                213
  Smoketree Tower                   --              2,353            11,922             --            1,691              2,353
Rexwoods Office Center
  2500 Blue Ridge                   --                722             4,552             --              170                722
  Blue Ridge II                  1,431                434                --             29            1,426                463
  Rexwoods Center                  (2)                775                --            103            3,668                878
  Rexwoods II                       --                355                --              7            1,815                362
  Rexwoods III                   3,288                886                --             34            2,838                920
  Rexwoods IV                       --                586                --             --            3,870                586
Triangle Business
 Center
  Bldg. 2A                         (2)                377             4,004             --              510                377
  Bldg. 2B                         (2)                118             1,225             --              232                118
  Bldg. 3                          (2)                409             5,349             --              574                409
  Bldg. 7                          (2)                414             6,301             --              231                414
Progress Center
  Cape Fear                         --                131                --             --            2,516                131
  Catawba                           --                125                --             --            1,693                125
  Pamilo (CompuChem)                --                269                --             20            6,756                289
North Park
  4800 North Park                   --              2,678            17,673             --              224              2,678
  4900 North Park                1,528                770             1,989             --               56                770
  5000 North Park                   --              1,010             4,697             --              856              1,010
Creekstone Park
  Creekstone Crossing               --                728             3,891             --               15                728
  Riverbirch                        --                448                --             21            4,196                469
  Willow Oak                        --                458             4,685             --            1,696                458
Research Commons
  EPA Annex/
    Administration                  --              2,601            10,920             --               91              2,601
  4501 Bldg.                        --                785             4,448             --              665                785
  4401 Bldg.                        --              1,249             8,929             --            3,673              1,249
  4301 Bldg.                        --                900             7,425             --              235                900
  4201 Bldg.                        --              1,204             7,715             --            2,310              1,204
Hock Portfollo
  Fairfield I                       --                805             3,227             --               39                805
  Fairfield II                      --                910             3,647             --              210                910
  Qualex                            --                879             3,522             --                1                879
  4101 Roxboro                      --              1,059             4,243             --              112              1,059
  4020 Roxboro                      --                675             2,708             --               11                675
Six Forks Center
  Six Forks Center I                --                666             2,688             --              142                666
  Six Forks Center II               --              1,086             4,370             --              228              1,086
  Six Forks Center III              --                862             4,444             --               98                862

                               Building &                           Accumulated
      Description             Improvements         Total (9)       Depreciation         Date of Construction
Highwoods Office Center
  Amica                        $     1,615        $     1,905         $   132                    1983
  Arrowwood                          3,631              4,586             264                    1979
  Aspen                              2,232              2,792             163                    1980
  Birchwood                            911              1,112              71                    1983
  Cedar East                         2,647              3,210             187                    1981
  Cedar West                         2,740              3,303             186                    1981
  Cottonwood                         3,275              3,884             211                    1983
  Cypress                            1,842              2,409             145                    1980
  Dogwood                            2,799              3,565             178                    1983
  Global Software                    7,030              7,495             210                    1996
  Hawthorn                           3,814              4,718           1,591                    1987
  Highwoods Tower                   17,063             17,266           2,507                    1991
  Holly                              1,213              1,513              81                    1984
  Ironwood                           1,464              1,783             130                    1978
  Kaiser                             3,628              3,761           1,071                    1988
  Laurel                             2,554              3,438             162                    1982
  Leatherwood                          972              1,185              84                    1979
  Smoketree Tower                   13,613             15,966             908                    1984
Rexwoods Office Center
  2500 Blue Ridge                    4,722              5,444             296                    1982
  Blue Ridge II                      1,426              1,889             368                    1988
  Rexwoods Center                    3,668              4,546             743                    1990
  Rexwoods II                        1,815              2,177             145                    1993
  Rexwoods III                       2,838              3,758             400                    1992
  Rexwoods IV                        3,870              4,456             229                    1994
Triangle Business
 Center
  Bldg. 2A                           4,514              4,891             370                    1984
  Bldg. 2B                           1,457              1,575              78                    1984
  Bldg. 3                            5,923              6,332             519                    1988
  Bldg. 7                            6,532              6,946             398                    1988
Progress Center
  Cape Fear                          2,516              2,647           1,063                    1980
  Catawba                            1,693              1,818             954                    1980
  Pamilo (CompuChem)                 6,756              7,045           1,891                    1980
North Park
  4800 North Park                   17,897             20,575           1,151                    1985
  4900 North Park                    2,045              2,815             139                    1984
  5000 North Park                    5,553              6,563             405                    1980
Creekstone Park
  Creekstone Crossing                3,906              4,634             161                    1990
  Riverbirch                         4,196              4,665             928                    1987
  Willow Oak                         6,381              6,839             401                    1995
Research Commons
  EPA Annex/
    Administration                  11,011             13,612             518                    1966
  4501 Bldg.                         5,113              5,898             382                    1985
  4401 Bldg.                        12,602             13,851           1,380                    1987
  4301 Bldg.                         7,660              8,560             354                    1989
  4201 Bldg.                        10,025             11,229             978                    1991
Hock Portfollo
  Fairfield I                        3,266              4,071             122                    1987
  Fairfield II                       3,857              4,767             135                    1989
  Qualex                             3,523              4,402             128                    1985
  4101 Roxboro                       4,355              5,414             156                    1984
  4020 Roxboro                       2,719              3,394              99                    1989
Six Forks Center
  Six Forks Center I                 2,830              3,496              82                    1982
  Six Forks Center II                4,598              5,684             128                    1983
  Six Forks Center III               4,542              5,404             261                    1987

                                 Life on
                                  Which
                              Depreciation
      Description              is Computed
Highwoods Office Center
  Amica                         5-40 yrs.
  Arrowwood                     5-40 yrs.
  Aspen                         5-40 yrs.
  Birchwood                     5-40 yrs.
  Cedar East                    5-40 yrs.
  Cedar West                    5-40 yrs.
  Cottonwood                    5-40 yrs.
  Cypress                       5-40 yrs.
  Dogwood                       5-40 yrs.
  Global Software               5-40 yrs.
  Hawthorn                      5-40 yrs.
  Highwoods Tower               5-40 yrs.
  Holly                         5-40 yrs.
  Ironwood                      5-40 yrs.
  Kaiser                        5-40 yrs.
  Laurel                        5-40 yrs.
  Leatherwood                   5-40 yrs.
  Smoketree Tower               5-40 yrs.
Rexwoods Office Center
  2500 Blue Ridge               5-40 yrs.
  Blue Ridge II                 5-40 yrs.
  Rexwoods Center               5-40 yrs.
  Rexwoods II                   5-40 yrs.
  Rexwoods III                  5-40 yrs.
  Rexwoods IV                   5-40 yrs.
Triangle Business
 Center
  Bldg. 2A                      5-40 yrs.
  Bldg. 2B                      5-40 yrs.
  Bldg. 3                       5-40 yrs.
  Bldg. 7                       5-40 yrs.
Progress Center
  Cape Fear                     5-40 yrs.
  Catawba                       5-40 yrs.
  Pamilo (CompuChem)            5-40 yrs.
North Park
  4800 North Park               5-40 yrs.
  4900 North Park               5-40 yrs.
  5000 North Park               5-40 yrs.
Creekstone Park
  Creekstone Crossing           5-40 yrs.
  Riverbirch                    5-40 yrs.
  Willow Oak                    5-40 yrs.
Research Commons
  EPA Annex/
    Administration              5-40 yrs.
  4501 Bldg.                    5-40 yrs.
  4401 Bldg.                    5-40 yrs.
  4301 Bldg.                    5-40 yrs.
  4201 Bldg.                    5-40 yrs.
Hock Portfollo
  Fairfield I                   5-40 yrs.
  Fairfield II                  5-40 yrs.
  Qualex                        5-40 yrs.
  4101 Roxboro                  5-40 yrs.
  4020 Roxboro                  5-40 yrs.
Six Forks Center
  Six Forks Center I            5-40 yrs.
  Six Forks Center II           5-40 yrs.
  Six Forks Center III          5-40 yrs.

                                      F-18

                                                                                                                      Gross
                                                                                                                     Amount at
                                                                                                                       Which
                                                                                     Cost Capitalized Subsequent      Carried
                                                              Initial Cost                                          at Close
                                                                Building &                  to Acquisition           of Period
      Description            Encumbrance          Land         Improvements         Land    Building & Improvements    Land
ONCC
  Phase I                        1,988                768             4,353             --               18                768
  "W" Building                   3,789              1,163             6,592             --               --              1,163
  3645 Trust Drive               1,778                520             2,949             --               --                520
  5220 Green's Dairy
    Road                         1,072                382             2,165             --               --                382
  5200 Green's Dairy
    Road                           593                169               959             --               14                169
Other Research Triangle
 Properties
  4000 Aerial Center                --                541             2,163             --               --                541
  Colony Corporate
    Center                          --                613             3,296             --              117                613
  Concourse                         --                986            12,069             --              282                986
  Cotton Building                   --                460             1,844             --               72                460
  5301 Departure Drive              --                882             5,000             --                4                882
  Expressway One
    Warehouse                    1,634                242                --              4            1,832                246
  Healthsource                      --              1,294            10,593             10            2,340              1,304
  Holiday Inn                    2,439                867             2,748             --              136                867
  Lake Plaza East                   --                856             4,893             --              248                856
  MSA                               --                717             3,418             --              966                717
  Phoenix                           --                394             2,019             --               40                394
  Situs I                           --                 --             2,917             --              809                 --
  South Square I                   (2)                606             3,785             --              307                606
  South Square II                   --                525             4,742             --              134                525
Airpark East
  Highland Industries              (6)                175               699             --                7                175
  Service Center 1                 (6)                275             1,099             --               38                275
  Service Center 2                 (6)                222               889             --                3                222
  Service Center 3                 (6)                304             1,214             --               53                304
  Service Center 4                 (6)                224               898             --                3                224
  Copier Consultants               (6)                252             1,008             --                3                252
  Service Court                    (6)                194               774             --               26                194
  Bldg. 01                         (6)                377             1,510             --               38                377
  Bldg. 02                         (6)                461             1,842             --               12                461
  Bldg. 03                         (6)                321             1,283             --               21                321
  Bldg. A                          (6)                541             2,913             --              154                541
  Bldg. B                          (6)                779             3,200             --              181                779
  Bldg. C                          (6)              2,384             9,535             --               87              2,384
  Sears Cenfact                  4,528                861             3,446             --               13                861
  Hewlett Packard                   --                149               727             --              183                149
  Warehouse 1                      (6)                384             1,535             --               28                384
  Warehouse 2                      (6)                372             1,488             --               11                372
  Warehouse 3                      (6)                370             1,480             --               17                370
  Warehouse 4                      (6)                657             2,628             --               19                657
  Inacom                            --                106               478             --              282                106
Airpark North
  DC-1                             (6)                723             2,891             --               38                723
  DC-2                             (6)              1,094             4,375             --               58              1,094
  DC-3                             (6)                378             1,511             --              144                378
  DC-4                             (6)                377             1,508             --               54                377
Airpark West
  Airpark I                        (2)                954             3,817             --              354                954
  Airpark II                       (2)                887             3,536             (3)              30                884
  Airpark IV                       (2)                226               903             --              109                226
  Airpark V                        (2)                242               966             --               18                242
  Airpark VI                       (2)                326             1,308             --               78                326
West Point Business
 Park
  BMF Warehouse                    (7)                795             3,181             --                                 795
  WP-11                            (7)                393             1,570             --               41                393
  WP-12                            (7)                382             1,531             --               23                382
  WP-13                            (7)                297             1,192             --               22                297
  WP-3 & 4                         (7)                120               480             --                2                120
  WP-5                              --                178               590             --              234                178
  Fairchild Bldg.                  (7)                640             2,577             --                                 640
  LUWA Bahnson Bldg.               (7)                346             1,384             --                1                346

                               Building &                           Accumulated
      Description             Improvements         Total (9)       Depreciation         Date of Construction
ONCC
  Phase I                            4,371              5,139              35                    1981
  "W" Building                       6,592              7,755              53                    1983
  3645 Trust Drive                   2,949              3,469              24                    1984
  5220 Green's Dairy
    Road                             2,165              2,547              17                    1984
  5200 Green's Dairy
    Road                               973              1,142               8                    1984
Other Research Triangle
 Properties
  4000 Aerial Center                 2,163              2,704               2                    1992
  Colony Corporate
    Center                           3,413              4,026             229                    1985
  Concourse                         12,351             13,337             816                    1986
  Cotton Building                    1,916              2,376              48                    1972
  5301 Departure Drive               5,004              5,886              40                    1984
  Expressway One
    Warehouse                        1,832              2,078             295                    1990
  Healthsource                      12,933             14,237              99                    1996
  Holiday Inn                        2,884              3,751             181                    1984
  Lake Plaza East                    5,141              5,997             385                    1984
  MSA                                4,384              5,101              18                    1996
  Phoenix                            2,059              2,453             133                    1990
  Situs I                            3,726              3,726               9                    1996
  South Square I                     4,092              4,698             276                    1988
  South Square II                    4,876              5,401             317                    1989
Airpark East
  Highland Industries                  706                881              33                    1990
  Service Center 1                   1,137              1,412              58                    1985
  Service Center 2                     892              1,114              42                    1985
  Service Center 3                   1,267              1,571              65                    1985
  Service Center 4                     901              1,125              42                    1985
  Copier Consultants                 1,011              1,263              47                    1990
  Service Court                        800                994              39                    1990
  Bldg. 01                           1,548              1,925              78                    1990
  Bldg. 02                           1,854              2,315              87                    1986
  Bldg. 03                           1,304              1,625              64                    1986
  Bldg. A                            3,067              3,608             158                    1986
  Bldg. B                            3,381              4,160             171                    1988
  Bldg. C                            9,622             12,006             460                    1990
  Sears Cenfact                      3,459              4,320             162                    1989
  Hewlett Packard                      910              1,059              36                    1996
  Warehouse 1                        1,563              1,947              76                    1985
  Warehouse 2                        1,499              1,871              72                    1985
  Warehouse 3                        1,497              1,867              70                    1986
  Warehouse 4                        2,647              3,304             124                    1988
  Inacom                               760                866              13                    1996
Airpark North
  DC-1                               2,929              3,652             137                    1986
  DC-2                               4,433              5,527             210                    1987
  DC-3                               1,655              2,033              81                    1988
  DC-4                               1,562              1,939              72                    1988
Airpark West
  Airpark I                          4,171              5,125             247                    1984
  Airpark II                         3,566              4,450             170                    1985
  Airpark IV                         1,012              1,238              56                    1985
  Airpark V                            984              1,226              49                    1985
  Airpark VI                         1,386              1,712              85                    1985
West Point Business
 Park
  BMF Warehouse                      3,181              3,976             149                    1986
  WP-11                              1,611              2,004              77                    1988
  WP-12                              1,554              1,936              73                    1988
  WP-13                              1,214              1,511              57                    1988
  WP-3 & 4                             482                602              23                    1988
  WP-5                                 824              1,002              54                    1995
  Fairchild Bldg.                    2,577              3,217             121                    1990
  LUWA Bahnson Bldg.                 1,385              1,731              65                    1990

                                 Life on
                                  Which
                              Depreciation
      Description              is Computed
ONCC
  Phase I                       5-40 yrs.
  "W" Building                  5-40 yrs.
  3645 Trust Drive              5-40 yrs.
  5220 Green's Dairy
    Road                        5-40 yrs.
  5200 Green's Dairy
    Road                        5-40 yrs.
Other Research Triangle
 Properties
  4000 Aerial Center            5-40 yrs.
  Colony Corporate
    Center                      5-40 yrs.
  Concourse                     5-40 yrs.
  Cotton Building               5-40 yrs.
  5301 Departure Drive          5-40 yrs.
  Expressway One
    Warehouse                   5-40 yrs.
  Healthsource                  5-40 yrs.
  Holiday Inn                   5-40 yrs.
  Lake Plaza East               5-40 yrs.
  MSA                           5-40 yrs.
  Phoenix                       5-40 yrs.
  Situs I                       5-40 yrs.
  South Square I                5-40 yrs.
  South Square II               5-40 yrs.
Airpark East
  Highland Industries           5-40 yrs.
  Service Center 1              5-40 yrs.
  Service Center 2              5-40 yrs.
  Service Center 3              5-40 yrs.
  Service Center 4              5-40 yrs.
  Copier Consultants            5-40 yrs.
  Service Court                 5-40 yrs.
  Bldg. 01                      5-40 yrs.
  Bldg. 02                      5-40 yrs.
  Bldg. 03                      5-40 yrs.
  Bldg. A                       5-40 yrs.
  Bldg. B                       5-40 yrs.
  Bldg. C                       5-40 yrs.
  Sears Cenfact                 5-40 yrs.
  Hewlett Packard               5-40 yrs.
  Warehouse 1                   5-40 yrs.
  Warehouse 2                   5-40 yrs.
  Warehouse 3                   5-40 yrs.
  Warehouse 4                   5-40 yrs.
  Inacom                        5-40 yrs.
Airpark North
  DC-1                          5-40 yrs.
  DC-2                          5-40 yrs.
  DC-3                          5-40 yrs.
  DC-4                          5-40 yrs.
Airpark West
  Airpark I                     5-40 yrs.
  Airpark II                    5-40 yrs.
  Airpark IV                    5-40 yrs.
  Airpark V                     5-40 yrs.
  Airpark VI                    5-40 yrs.
West Point Business
 Park
  BMF Warehouse                 5-40 yrs.
  WP-11                         5-40 yrs.
  WP-12                         5-40 yrs.
  WP-13                         5-40 yrs.
  WP-3 & 4                      5-40 yrs.
  WP-5                          5-40 yrs.
  Fairchild Bldg.               5-40 yrs.
  LUWA Bahnson Bldg.            5-40 yrs.
                                      F-19

                                                                                                                       Gross
                                                                                                                     Amount at
                                                                                                                        Which
                                                                                      Cost Capitalized Subsequent      Carried
                                                             Initial Cost                                             at Close
                                                                Building &                  to Acquisition           of Period
      Description            Encumbrance          Land         Improvements         Land    Building & Improvements    Land
University Commercial
 Center
  W-1                               --                203               812             --               --                203
  W-2                               --                196               786             --                6                196
  SR-1                              --                276             1,155             --               20                276
  SR-2 01/02                        --                215               859             --               92                215
  SR-3                              --                167               668             --                1                167
  Bldg. 03                          --                429             1,771             --               77                429
  Bldg. 04                          --                514             2,058             --              128                514
Ivy Distribution Center             --                452             1,812             --              103                452
Knollwood Office Center
  370 Knollwood                    (6)              1,819             7,451             --              456              1,819
  380 Knollwood                    (6)              2,977            11,912             --              837              2,977
Stoneleigh Business
 Park
  7327 W. Friendly Ave.             --                 60               441             --                6                 60
  7339 W. Friendly Ave.             --                 63               465             --               14                 63
  7341 W. Friendly Ave.            (1)                113               831             --               57                113
  7343 W. Friendly Ave.            (1)                 72               531             --                7                 72
  7345 W. Friendly Ave.            (1)                 66               485             --                8                 66
  7347 W. Friendly Ave.            (1)                 97               709             --                9                 97
  7349 W. Friendly Ave.            (1)                 53               388             --                8                 53
  7351 W. Friendly Ave.            (1)                106               778             --               21                106
  7353 W. Friendly Ave.            (1)                123               901             --               12                123
  7355 W. Friendly Ave.            (1)                 72               525             --                7                 72
Spring Garden Plaza
  4000 Spring Garden
    St.                             --                127               933             --               31                127
  4002 Spring Garden
    St.                             --                 39               290             --                2                 39
  4004 Spring Garden
    St.                             --                139             1,019             --               23                139
Pomona Center-Phase I
  7 Dundas Circle                  (1)                 75               552             --                4                 75
  8 Dundas Circle                  (1)                 84               617             --                5                 84
  9 Dundas Circle                  (1)                 51               373             --                                  51
Pomona Center-Phase II
  302 Pomona Dr.                   (1)                 84               617             --                5                 84
  304 Pomona Dr.                   (1)                 22               163             --                                  22
  306 Pomona Dr.                   (1)                 50               368             --                8                 50
  308 Pomona Dr.                   (1)                 72               531             --                2                 72
  5 Dundas Circle                  (1)                 72               531             --                9                 72
Westgate on Wendover-
 Phase I
  305 South Westgate
    Dr.                             --                 30               220             --                7                 30
  307 South Westgate
    Dr.                             --                 66               485             --                6                 66
  309 South Westgate
    Dr.                             --                 68               496             --                6                 68
  311 South Westgate
    Dr.                             --                 75               551             --               12                 75
  315 South Westgate
    Dr.                             --                 54               396             --                4                 54
  317 South Westgate
    Dr.                             --                 81               597             --                7                 81
  319 South Westgate
    Dr.                             --                 54               396             --                3                 54
Westgate on Wendover-
 Phase II
  206 South Westgate
    Dr.                            (1)                 91               664             --               64                 91
  207 South Westgate
    Dr.                            (1)                138             1,012             --                6                138
  300 South Westgate
    Dr.                            (1)                 68               496             --                3                 68
  4600 Dundas Circle               (1)                 62               456             --               26                 62
  4602 Dundas Circle               (1)                 68               498             --               15                 68
Radar Road
  500 Radar Rd.                    (1)                202             1,484             --               17                202
  502 Radar Rd.                    (1)                 39               285             --               21                 39
  504 Radar Rd.                    (1)                 39               285             --               --                 39
  506 Radar Rd.                    (1)                 39               285             --               --                 39
Holden/85 Business Park
  2616 Phoenix Dr.                 (1)                135               990             --                3                135
  2606 Phoenix Dr. --
    100                            (1)                 63               466             --               --                 63
  2606 Phoenix Dr. --
    200                            (1)                 63               466             --                3                 63
  2606 Phoenix Dr. --
    300                            (1)                 31               229             --                7                 31
  2606 Phoenix Dr. --
    400                            (1)                 52               382             --                4                 52
  2606 Phoenix Dr. --
    500                            (1)                 64               471             --                6                 64
  2606 Phoenix Dr. --
    600                            (1)                 78               575             --               --                 78

                               Building &                           Accumulated
      Description             Improvements         Total (9)       Depreciation         Date of Construction
University Commercial
 Center
  W-1                                  812              1,015              38                    1983
  W-2                                  792                988              37                    1983
  SR-1                               1,175              1,451              58                    1983
  SR-2 01/02                           951              1,166              57                    1983
  SR-3                                 669                836              31                    1984
  Bldg. 03                           1,848              2,277              84                    1985
  Bldg. 04                           2,186              2,700             100                    1986
Ivy Distribution Center              1,915              2,367              94              1930- 1980
Knollwood Office Center
  370 Knollwood                      7,907              9,726             416                    1994
  380 Knollwood                     12,749             15,726             602                    1990
Stoneleigh Business
 Park
  7327 W. Friendly Ave.                447                507              16                    1987
  7339 W. Friendly Ave.                479                542              19                    1989
  7341 W. Friendly Ave.                888              1,001              33                    1988
  7343 W. Friendly Ave.                538                610              20                    1988
  7345 W. Friendly Ave.                493                559              19                    1988
  7347 W. Friendly Ave.                718                815              26                    1988
  7349 W. Friendly Ave.                396                449              15                    1988
  7351 W. Friendly Ave.                806                905              30                    1988
  7353 W. Friendly Ave.                913              1,036              33                    1988
  7355 W. Friendly Ave.                532                604              19                    1988
Spring Garden Plaza
  4000 Spring Garden
    St.                                964              1,091              36                    1983
  4002 Spring Garden
    St.                                292                331              11                    1983
  4004 Spring Garden
    St.                              1,042              1,181              39                    1983
Pomona Center-Phase I
  7 Dundas Circle                      556                631              21                    1986
  8 Dundas Circle                      622                706              24                    1986
  9 Dundas Circle                      373                424              14                    1986
Pomona Center-Phase II
  302 Pomona Dr.                       622                706              23                    1987
  304 Pomona Dr.                       163                185               6                    1987
  306 Pomona Dr.                       376                426              15                    1987
  308 Pomona Dr.                       533                605              19                    1987
  5 Dundas Circle                      540                612              21                    1987
Westgate on Wendover-
 Phase I
  305 South Westgate
    Dr.                                227                257               8                    1985
  307 South Westgate
    Dr.                                491                557              19                    1985
  309 South Westgate
    Dr.                                502                570              18                    1985
  311 South Westgate
    Dr.                                563                638              24                    1985
  315 South Westgate
    Dr.                                400                454              15                    1985
  317 South Westgate
    Dr.                                604                685              23                    1985
  319 South Westgate
    Dr.                                399                453              15                    1985
Westgate on Wendover-
 Phase II
  206 South Westgate
    Dr.                                728                819              24                    1986
  207 South Westgate
    Dr.                              1,018              1,156              37                    1986
  300 South Westgate
    Dr.                                499                567              18                    1986
  4600 Dundas Circle                   482                544              17                    1985
  4602 Dundas Circle                   513                581              19                    1985
Radar Road
  500 Radar Rd.                      1,501              1,703              55                    1981
  502 Radar Rd.                        306                345              11                    1986
  504 Radar Rd.                        285                324              10                    1986
  506 Radar Rd.                        285                324              10                    1986
Holden/85 Business Park
  2616 Phoenix Dr.                     993              1,128              36                    1985
  2606 Phoenix Dr. --
    100                                466                529              17                    1989
  2606 Phoenix Dr. --
    200                                469                532              17                    1989
  2606 Phoenix Dr. --
    300                                236                267               8                    1989
  2606 Phoenix Dr. --
    400                                386                438              16                    1989
  2606 Phoenix Dr. --
    500                                477                541              19                    1989
  2606 Phoenix Dr. --
    600                                575                653              21                    1989

                                 Life on
                                  Which
                              Depreciation
      Description              is Computed
University Commercial
 Center
  W-1                           5-40 yrs.
  W-2                           5-40 yrs.
  SR-1                          5-40 yrs.
  SR-2 01/02                    5-40 yrs.
  SR-3                          5-40 yrs.
  Bldg. 03                      5-40 yrs.
  Bldg. 04                      5-40 yrs.
Ivy Distribution Center         5-40 yrs.
Knollwood Office Center
  370 Knollwood                 5-40 yrs.
  380 Knollwood                 5-40 yrs.
Stoneleigh Business
 Park
  7327 W. Friendly Ave.         5-40 yrs.
  7339 W. Friendly Ave.         5-40 yrs.
  7341 W. Friendly Ave.         5-40 yrs.
  7343 W. Friendly Ave.         5-40 yrs.
  7345 W. Friendly Ave.         5-40 yrs.
  7347 W. Friendly Ave.         5-40 yrs.
  7349 W. Friendly Ave.         5-40 yrs.
  7351 W. Friendly Ave.         5-40 yrs.
  7353 W. Friendly Ave.         5-40 yrs.
  7355 W. Friendly Ave.         5-40 yrs.
Spring Garden Plaza
  4000 Spring Garden
    St.                         5-40 yrs.
  4002 Spring Garden
    St.                         5-40 yrs.
  4004 Spring Garden
    St.                         5-40 yrs.
Pomona Center-Phase I
  7 Dundas Circle               5-40 yrs.
  8 Dundas Circle               5-40 yrs.
  9 Dundas Circle               5-40 yrs.
Pomona Center-Phase II
  302 Pomona Dr.                5-40 yrs.
  304 Pomona Dr.                5-40 yrs.
  306 Pomona Dr.                5-40 yrs.
  308 Pomona Dr.                5-40 yrs.
  5 Dundas Circle               5-40 yrs.
Westgate on Wendover-
 Phase I
  305 South Westgate
    Dr.                         5-40 yrs.
  307 South Westgate
    Dr.                         5-40 yrs.
  309 South Westgate
    Dr.                         5-40 yrs.
  311 South Westgate
    Dr.                         5-40 yrs.
  315 South Westgate
    Dr.                         5-40 yrs.
  317 South Westgate
    Dr.                         5-40 yrs.
  319 South Westgate
    Dr.                         5-40 yrs.
Westgate on Wendover-
 Phase II
  206 South Westgate
    Dr.                         5-40 yrs.
  207 South Westgate
    Dr.                         5-40 yrs.
  300 South Westgate
    Dr.                         5-40 yrs.
  4600 Dundas Circle            5-40 yrs.
  4602 Dundas Circle            5-40 yrs.
Radar Road
  500 Radar Rd.                 5-40 yrs.
  502 Radar Rd.                 5-40 yrs.
  504 Radar Rd.                 5-40 yrs.
  506 Radar Rd.                 5-40 yrs.
Holden/85 Business Park
  2616 Phoenix Dr.              5-40 yrs.
  2606 Phoenix Dr. --
    100                         5-40 yrs.
  2606 Phoenix Dr. --
    200                         5-40 yrs.
  2606 Phoenix Dr. --
    300                         5-40 yrs.
  2606 Phoenix Dr. --
    400                         5-40 yrs.
  2606 Phoenix Dr. --
    500                         5-40 yrs.
  2606 Phoenix Dr. --
    600                         5-40 yrs.
                                      F-20

                                                                                                                        Gross
                                                                                                                     Amount at
                                                                                                                       Which
                                                                                     Cost Capitalized Subsequent      Carried
                                                             Initial Cost                                               at Close
                                                                Building &                  to Acquisition           of Period
      Description            Encumbrance          Land         Improvements         Land    Building & Improvements    Land
Industrial Village
  7906 Industrial
    Village Rd.                    (1)                 62               455             --                5                 62
  7908 Industrial
    Village Rd.                    (1)                 62               455             --                5                 62
  7910 Industrial
    Village Rd.                    (1)                 62               455             --                5                 62
Other Piedmont Triad
 Properties
  6348 Burnt Poplar                 --                721             2,883             --                7                721
  6350 Burnt Poplar                 --                339             1,365             --                5                339
  Deep River I                   2,305              1,033             5,855             --               63              1,033
  Forsyth I                      1,963                326             1,850             --               (4)               326
  Regency One                       --                515             2,352             --              563                515
  Regency Two                       --                435             1,864             --                                 435
  Stratford                         --              2,777            11,459             --               33              2,777
  Chesapeake                       (2)              1,236             4,944             --                8              1,236
  3288 Robinhood                 1,160                290             1,159             --               67                290
Maryland Farms
  Eastpark 1, 2, 3               4,229              2,371             9,505             --              276              2,371
  Harpeth II                        --              1,419             5,677             --               83              1,419
  Highwoods Plaza I                 --              1,772             6,380             --            1,080              1,772
  EMI/Sparrow                       --              1,262             5,047             --                               1,262
  5310 Maryland Way              5,091              1,555             6,239             --               12              1,555
  Harpeth on the Green
    III                             --              1,658             6,633             --               47              1,658
  Harpeth on the Green
    IV                              --              1,709             6,835             --               --              1,709
Grassmere
  Grassmere I                    2,856              1,251             7,091             --              234              1,251
  Grassmere II                   4,401              2,260            12,804             --               91              2,260
  Grassmere III                  5,053              1,340             7,592              1                3              1,341
Other Nashville
 Properties
  Century City Plaza I              --                903             3,612             --               15                903
  Lakeview                          --              1,768             6,291             --               36              1,768
  3401 Westend                      --              4,956            19,845             --               58              4,956
  BNA                           11,819                 --            19,610             --               35                 --
Sabal Park
  Atrium                            --              1,639             9,286             --               12              1,639
  Sabal Business Center
    VI                           5,919              1,609             9,116             --               --              1,609
  Progressive Insurance             --              1,366             7,742             --               --              1,366
  Sabal Business Center
    VII                          4,815              1,519             8,605             --                5              1,519
  Sabal Business Center
    V                            2,532              1,026             5,813             --                               1,026
  Registry II                       --                908             5,147             --               97                908
  Registry I                        --                744             4,216             --               26                744
  Sabal Business Center
    IV                           2,107                819             4,638             --               --                819
  Sabal Tech Center                 --                548             3,107             --               --                548
  Sabal Park Plaza                  --                611             3,460             --               --                611
  Sabal Lake Building               --                572             3,241             --               33                572
  Sabal Business Center
    I                               --                375             2,127             --               --                375
  Sabal Business Center
    II                           1,235                342             1,935             --               --                342
  Registry Square                   --                344             1,951             --               --                344
  Expo Building                     --                171               969             --               --                171
  Sabal Business Center
    III                            852                290             1,642             --               16                290
Benjamin Center
  Benjamin Center #7                --                296             1,678             --               30                296
  Benjamin Center #9                --                300             1,699             --                                 300
Other Tampa Properties
  Tower Place                       --              3,194            18,098             --               --              3,194
  Day Care Center                   --                 61               347             --               --                 61
Steele Creek Park
  Bldg. A                          (2)                499             1,998             --                8                499
  Bldg. B                          (2)                110               441             --                2                110
  Bldg. E                          (2)                188               751             --               89                188
  Bldg. G-1                        (2)                196               783             --               20                196
  Bldg. H                          (2)                169               677             --              114                169
  Bldg. K                          (2)                148               592             --                                 148
Bissell Business Park
  4101 Stuart Andrew
    Blvd.                          (1)                 70               510             --               10                 70
  4105 Stuart Andrew
    Blvd.                          (1)                 26               189             --                1                 26


                               Building &                           Accumulated
      Description             Improvements         Total (9)       Depreciation         Date of Construction
Industrial Village
  7906 Industrial
    Village Rd.                        460                522              17                    1985
  7908 Industrial
    Village Rd.                        460                522              17                    1985
  7910 Industrial
    Village Rd.                        460                522              17                    1985
Other Piedmont Triad
 Properties
  6348 Burnt Poplar                  2,890              3,611             136                    1990
  6350 Burnt Poplar                  1,370              1,709              64                    1992
  Deep River I                       5,918              6,951              49                    1989
  Forsyth I                          1,846             12,172              15                    1985
  Regency One                        2,915              3,430              58                    1996
  Regency Two                        1,864              2,299               6                    1996
  Stratford                         11,492             14,269             543                    1991
  Chesapeake                         4,952              6,188             232                    1993
  3288 Robinhood                     1,226              1,516              67                    1989
Maryland Farms
  Eastpark 1, 2, 3                   9,781             12,152             204                    1978
  Harpeth II                         5,760              7,179              42                    1984
  Highwoods Plaza I                  7,460              9,232               7                    1996
  EMI/Sparrow                        5,047              6,309              37                    1982
  5310 Maryland Way                  6,251              7,806             111                    1994
  Harpeth on the Green
    III                              6,680              8,338              21                    1987
  Harpeth on the Green
    IV                               6,835              8,544              21                    1989
Grassmere
  Grassmere I                        7,325              8,576              58                    1984
  Grassmere II                      12,895             15,155             104                    1985
  Grassmere III                      7,595              8,936              61                    1990
Other Nashville
 Properties
  Century City Plaza I               3,627              4,530              43                    1987
  Lakeview                           6,327              8,095             112                    1986
  3401 Westend                      19,903             24,859             358                    1982
  BNA                               19,645             19,645             348                    1985
Sabal Park
  Atrium                             9,298             10,937              74                    1989
  Sabal Business Center
    VI                               9,116             10,725              73                    1988
  Progressive Insurance              7,742              9,108              62                    1988
  Sabal Business Center
    VII                              8,610             10,129              69                    1990
  Sabal Business Center
    V                                5,813              6,839              46                    1988
  Registry II                        5,244              6,152              43                    1987
  Registry I                         4,242              4,986              34                    1985
  Sabal Business Center
    IV                               4,638              5,457              37                    1984
  Sabal Tech Center                  3,107              3,655              25                    1989
  Sabal Park Plaza                   3,460              4,071              28                    1987
  Sabal Lake Building                3,274              3,846              26                    1986
  Sabal Business Center
    I                                2,127              2,502              17                    1982
  Sabal Business Center
    II                               1,935              2,277              15                    1984
  Registry Square                    1,951              2,295              16                    1988
  Expo Building                        969              1,140               8                    1981
  Sabal Business Center
    III                              1,658              1,948              13                    1984
Benjamin Center
  Benjamin Center #7                 1,708              2,004              16                    1991
  Benjamin Center #9                 1,699              1,999              14                    1989
Other Tampa Properties
  Tower Place                       18,098             21,292             144                    1988
  Day Care Center                      347                408               3                    1986
Steele Creek Park
  Bldg. A                            2,006              2,505              94                    1989
  Bldg. B                              443                553              21                    1985
  Bldg. E                              840              1,028              39                    1985
  Bldg. G-1                            803                999              43                    1989
  Bldg. H                              791                960              68                    1987
  Bldg. K                              592                740              28                    1985
Bissell Business Park
  4101 Stuart Andrew
    Blvd.                              520                590              20                    1984
  4105 Stuart Andrew
    Blvd.                              190                216               7                    1984

                                 Life on
                                  Which
                              Depreciation
      Description              is Computed
Industrial Village
  7906 Industrial
    Village Rd.                 5-40 yrs.
  7908 Industrial
    Village Rd.                 5-40 yrs.
  7910 Industrial
    Village Rd.                 5-40 yrs.
Other Piedmont Triad
 Properties
  6348 Burnt Poplar             5-40 yrs.
  6350 Burnt Poplar             5-40 yrs.
  Deep River I                  5-40 yrs.
  Forsyth I                     5-40 yrs.
  Regency One                   5-40 yrs.
  Regency Two                   5-40 yrs.
  Stratford                     5-40 yrs.
  Chesapeake                    5-40 yrs.
  3288 Robinhood                5-40 yrs.
Maryland Farms
  Eastpark 1, 2, 3              5-40 yrs.
  Harpeth II                    5-40 yrs.
  Highwoods Plaza I             5-40 yrs.
  EMI/Sparrow                   5-40 yrs.
  5310 Maryland Way             5-40 yrs.
  Harpeth on the Green
    III                         5-40 yrs.
  Harpeth on the Green
    IV                          5-40 yrs.
Grassmere
  Grassmere I                   5-40 yrs.
  Grassmere II                  5-40 yrs.
  Grassmere III                 5-40 yrs.
Other Nashville
 Properties
  Century City Plaza I          5-40 yrs.
  Lakeview                      5-40 yrs.
  3401 Westend                  5-40 yrs.
  BNA                           5-40 yrs.
Sabal Park
  Atrium                        5-40 yrs.
  Sabal Business Center
    VI                          5-40 yrs.
  Progressive Insurance         5-40 yrs.
  Sabal Business Center
    VII                         5-40 yrs.
  Sabal Business Center
    V                           5-40 yrs.
  Registry II                   5-40 yrs.
  Registry I                    5-40 yrs.
  Sabal Business Center
    IV                          5-40 yrs.
  Sabal Tech Center             5-40 yrs.
  Sabal Park Plaza              5-40 yrs.
  Sabal Lake Building           5-40 yrs.
  Sabal Business Center
    I                           5-40 yrs.
  Sabal Business Center
    II                          5-40 yrs.
  Registry Square               5-40 yrs.
  Expo Building                 5-40 yrs.
  Sabal Business Center
    III                         5-40 yrs.
Benjamin Center
  Benjamin Center #7            5-40 yrs.
  Benjamin Center #9            5-40 yrs.
Other Tampa Properties
  Tower Place                   5-40 yrs.
  Day Care Center               5-40 yrs.
Steele Creek Park
  Bldg. A                       5-40 yrs.
  Bldg. B                       5-40 yrs.
  Bldg. E                       5-40 yrs.
  Bldg. G-1                     5-40 yrs.
  Bldg. H                       5-40 yrs.
  Bldg. K                       5-40 yrs.
Bissell Business Park
  4101 Stuart Andrew
    Blvd.                       5-40 yrs.
  4105 Stuart Andrew
    Blvd.                       5-40 yrs.

                                                                                                                       Gross
                                                                                                                     Amount at
                                                                                                                       Which
                                                                                     Cost Capitalized Subsequent      Carried
                                                          Initial Cost                                               at Close
                                                                Building &                  to Acquisition           of Period
      Description            Encumbrance          Land         Improvements         Land    Building & Improvements    Land
  4109 Stuart Andrew
    Blvd.                          (1)                 87               636             --                9                 87
  4201 Stuart Andrew
    Blvd.                          (1)                110               809             --               28                110
  4205 Stuart Andrew
    Blvd.                          (1)                134               979             --               13                134
  4209 Stuart Andrew
    Blvd.                          (1)                 91               665             --               11                 91
  4215 Stuart Andrew
    Blvd.                          (1)                133               978             --               17                133
  4301 Stuart Andrew
    Blvd.                          (1)                232             1,702             --               29                232
  4321 Stuart Andrew
    Blvd.                          (1)                 73               534             --                5                 73
Parkway Plaza
  Building 1                        --              1,110             4,741             --               67              1,110
  Building 2                        --              1,694             6,777             --              166              1,694
  Building 3                        --              1,570             6,282             --              333              1,570
  Building 7                        --                 --             4,648             --               38                 --
  Building 8                        --                 --             4,698             --                5                 --
  Building 9                     4,800                 --             6,008             --                3                 --
Oakhill Business Park
  Twin Oaks                      3,406              1,243             7,044             --               49              1,243
  Water Oak                      5,097              1,623             9,196             --              140              1,623
  Scarlet Oak                    2,177              1,073             6,078             --               22              1,073
  English Oak                    1,968                750             4,248             --               20                750
  Willow Oak                     1,234                442             2,505             --              174                442
  Laurel Oak                     1,448                471             2,671             --               74                471
  Live Oak                          --              1,403             5,611             --               --              1,403
Other Charlotte
 Properties
  First Citizens                    --                647             5,528             --               49                647
Boca Raton, FL
  One Boca Place                    --              5,736            32,505             --               --              5,736
  Highwoods Square                  --              2,586            14,657             --                5              2,586
  Highwoods Plaza                   --              1,772            10,042             --               --              1,772
Innsbrook Office Center
  Markel American                  (8)                585             2,347             --              103                585
  Proctor-Silex                    (8)              1,086             4,344             --               33              1,086
  Vantage Place I                   --                235               940             --               15                235
  Vantage Place II                  --                203               811             --               55                203
  Vantage Place III                 --                218               873             --               16                218
  Vantage Place IV                  --                233               931             --               30                233
  Vantage Point                  4,459              1,089             4,354             --              151              1,089
  Innsbrook Tech I               1,171                264             1,058             --                7                264
  DEQ Tech Center                   --                541             2,166             --               18                541
  DEQ Office                        --              1,324             5,305             --               36              1,324
  Aetna                          4,878              2,163             8,659             --               58              2,163
  Highwoods One                     --              1,846             8,613             --              726              1,846
  Liberty Mutual
    Building                     3,500              1,205             4,819             --               --              1,205
Technology Park
  Virginia Center                   --              1,438             5,858             --              175              1,438
Other Richmond
 Properties
  East Cary Street
    Building                        --                171               685             --               --                171
  Westshore I                       --                358             1,431             --               20                358
  Westshore II                      --                545             2,181             --                1                545
Brookfield Corporate
 Center
  Brookfield-Jacobs-
    Sirrine                     12,049              3,022            17,125             --               --              3,022
  Brookfield Plaza               4,768              1,489             8,437             --               --              1,489
  Brookfield-YMCA                  429                 33               189             --               --                 33
  Patewood Business
    Center                       2,576              1,312             7,436             --               --              1,312
Patewood Plaza Office
 Park
  Patewood V                     4,779              1,677             9,503             --               10              1,677
  Patewood IV                     (10)              1,210             6,856             --               --              1,210
  Patewood III                   5,417                835             4,733             --               29                835
Memphis, TN
  International Place
    Phase II                        --              4,847            27,469             --                5              4,847
  Southwind Office
    Center "A"                      --                996             5,643             --                4                996

                               Building &                           Accumulated
      Description             Improvements         Total (9)       Depreciation         Date of Construction
  4109 Stuart Andrew
    Blvd.                              645                732              25                    1984
  4201 Stuart Andrew
    Blvd.                              837                947              33                    1982
  4205 Stuart Andrew
    Blvd.                              992              1,126              38                    1982
  4209 Stuart Andrew
    Blvd.                              676                767              26                    1982
  4215 Stuart Andrew
    Blvd.                              995              1,128              40                    1982
  4301 Stuart Andrew
    Blvd.                            1,731              1,963              66                    1982
  4321 Stuart Andrew
    Blvd.                              539                612              20                    1982
Parkway Plaza
  Building 1                         4,808              5,918             129                    1982
  Building 2                         6,943              8,637             194                    1983
  Building 3                         6,615              8,185             186                    1984
  Building 7                         4,686              4,686             122                    1985
  Building 8                         4,703              4,703             123                    1986
  Building 9                         6,011              6,011             157                    1984
Oakhill Business Park
  Twin Oaks                          7,093              8,336              56                    1985
  Water Oak                          9,336             10,959              74                    1985
  Scarlet Oak                        6,100              7,173              49                    1982
  English Oak                        4,268              5,018              35                    1984
  Willow Oak                         2,679              3,121              20                    1982
  Laurel Oak                         2,745              3,216              22                    1984
  Live Oak                           5,611              7,014              41                    1989
Other Charlotte
 Properties
  First Citizens                     5,577              6,224             367                    1989
Boca Raton, FL
  One Boca Place                    32,505             38,241             259                    1987
  Highwoods Square                  14,662             17,248             117                    1989
  Highwoods Plaza                   10,042             11,814              80                    1980
Innsbrook Office Center
  Markel American                    2,450              3,035             109                    1988
  Proctor-Silex                      4,377              5,463             158                    1986
  Vantage Place I                      955              1,190              32                    1987
  Vantage Place II                     866              1,069              33                    1987
  Vantage Place III                    889              1,107              29                    1988
  Vantage Place IV                     961              1,194              32                    1988
  Vantage Point                      4,505              5,594             162                    1990
  Innsbrook Tech I                   1,065              1,329              36                    1991
  DEQ Tech Center                    2,184              2,725              66                    1991
  DEQ Office                         5,341              6,665             161                    1991
  Aetna                              8,717             10,880             118                    1989
  Highwoods One                      9,339             11,185              52                    1996
  Liberty Mutual
    Building                         4,819              6,024               5                    1990
Technology Park
  Virginia Center                    6,033              7,471             310                    1985
Other Richmond
 Properties
  East Cary Street
    Building                           685                856               1                    1987
  Westshore I                        1,451              1,809              18                    1995
  Westshore II                       2,182              2,727              25                    1995
Brookfield Corporate
 Center
  Brookfield-Jacobs-
    Sirrine                         17,125             20,147             137                    1990
  Brookfield Plaza                   8,437              9,926              67                    1987
  Brookfield-YMCA                      189                222               2                    1990
  Patewood Business
    Center                           7,436              8,748              59                    1983
Patewood Plaza Office
 Park
  Patewood V                         9,513             11,190              76                    1990
  Patewood IV                        6,856              8,066              55                    1989
  Patewood III                       4,761              5,596              40                    1989
Memphis, TN
  International Place
    Phase II                        27,474             32,321             219                    1988
  Southwind Office
    Center "A"                       5,647              6,643              45                    1991

                                 Life on
                                  Which
                              Depreciation
      Description              is Computed
  4109 Stuart Andrew
    Blvd.                       5-40 yrs.
  4201 Stuart Andrew
    Blvd.                       5-40 yrs.
  4205 Stuart Andrew
    Blvd.                       5-40 yrs.
  4209 Stuart Andrew
    Blvd.                       5-40 yrs.
  4215 Stuart Andrew
    Blvd.                       5-40 yrs.
  4301 Stuart Andrew
    Blvd.                       5-40 yrs.
  4321 Stuart Andrew
    Blvd.                       5-40 yrs.
Parkway Plaza
  Building 1                    5-40 yrs.
  Building 2                    5-40 yrs.
  Building 3                    5-40 yrs.
  Building 7                    5-40 yrs.
  Building 8                    5-40 yrs.
  Building 9                    5-40 yrs.
Oakhill Business Park
  Twin Oaks                     5-40 yrs.
  Water Oak                     5-40 yrs.
  Scarlet Oak                   5-40 yrs.
  English Oak                   5-40 yrs.
  Willow Oak                    5-40 yrs.
  Laurel Oak                    5-40 yrs.
  Live Oak                      5-40 yrs.
Other Charlotte
 Properties
  First Citizens                5-40 yrs.
Boca Raton, FL
  One Boca Place                5-40 yrs.
  Highwoods Square              5-40 yrs.
  Highwoods Plaza               5-40 yrs.
Innsbrook Office Center
  Markel American               5-40 yrs.
  Proctor-Silex                 5-40 yrs.
  Vantage Place I               5-40 yrs.
  Vantage Place II              5-40 yrs.
  Vantage Place III             5-40 yrs.
  Vantage Place IV              5-40 yrs.
  Vantage Point                 5-40 yrs.
  Innsbrook Tech I              5-40 yrs.
  DEQ Tech Center               5-40 yrs.
  DEQ Office                    5-40 yrs.
  Aetna                         5-40 yrs.
  Highwoods One                 5-40 yrs.
  Liberty Mutual
    Building                    5-40 yrs.
Technology Park
  Virginia Center               5-40 yrs.
Other Richmond
 Properties
  East Cary Street
    Building                    5-40 yrs.
  Westshore I                   5-40 yrs.
  Westshore II                  5-40 yrs.
Brookfield Corporate
 Center
  Brookfield-Jacobs-
    Sirrine                     5-40 yrs.
  Brookfield Plaza              5-40 yrs.
  Brookfield-YMCA               5-40 yrs.
  Patewood Business
    Center                      5-40 yrs.
Patewood Plaza Office
 Park
  Patewood V                    5-40 yrs.
  Patewood IV                   5-40 yrs.
  Patewood III                  5-40 yrs.
Memphis, TN
  International Place
    Phase II                    5-40 yrs.
  Southwind Office
    Center "A"                  5-40 yrs.

                                                                                                                       Gross
                                                                                                                     Amount at
                                                                                                                       Which
                                                                                     Cost Capitalized Subsequent      Carried
                                                          Initial Cost                                               at Close
                                                                Building &                  to Acquisition           of Period
      Description            Encumbrance          Land         Improvements         Land    Building & Improvements    Land
  Southwind Office
    Center "B"                      --              1,356             7,684             --               21              1,356
  Kirby Centre                      --                525             2,973             --                6                525
  Medical Properties,
    Inc.                            --                398             2,256             --               --                398
  Atrium I & II                     --              1,530             6,121             --               --              1,530
Oakbrook
  Oakbrook I                     2,013                873             4,948             --               40                873
  Oakbrook II                    3,463              1,579             8,950             --              278              1,579
  Oakbrook III                   3,931              1,480             8,388             --               --              1,480
  Oakbrook IV                    2,381                953             5,400             --                3                953
  Oakbrook V                     5,664              2,206            12,501             --               55              2,206
Fontaine Business
 Center
  Fontaine I                     3,520              1,219             6,907             --               --              1,219
  Fontaine II                    1,807                941             5,335             --              479                941
  Fontaine III                      --                853             4,833             --               69                853
  Fontaine V                     1,192                395             2,237             --               --                395
Other Columbia
 Properties
  Center Point I                 3,549              1,313             7,441             --               --              1,313
  Center Point II                   --              1,183             6,702             --            1,034              1,183
Orlando, FL
  Metrowest I                    3,530              1,344             7,618             --               54              1,344
  Southwest Corporate
    Center                       3,717                991             5,613             --               --                991
Birmingham, AL
  Grandview I                    5,154              1,895            10,739             --               --              1,895
Norfolk, VA
  Battlefield I                  2,717                774             4,387             --               --                774
  Greenbrier Business
    Center                       2,768                936             5,305             --               --                936
Asheville, NC
  Ridgefield II                  1,837                910             5,157             --               14                910
  Ridgefield I                   1,685                636             3,607             --                5                636
Jacksonville, FL
  Towermarc Plaza                   --              1,143             6,476             --               --              1,143
Development Projects
  Highwoods Health Club             --                142               564             --               --                142
  One Shockoe Plaza                 --                 --                --             --               --                 --
  North Park                        --                 --                --             --               --                 --
  Sycamore                          --                 --                --             --               --                 --
  Two AirPark East                  --                271                --             --                1                271
  AirPark East-Simplex              --                103                --             --               --                103
  Center Point V                    --                269                --             --                1                269
  Highwoods Plaza II                --              1,448                --             --               --              1,448
  Highwoods Two                     --                785                --             --               --                785
  Grove Park I                      --                819                --             --               --                819
  West Shore III                    --                961                --             --               --                961
  Clintrials                        --              3,278                --             --               --              3,278
  Center Point VI                   --                269                --             --               --                269
  Highwoods Airport
    Center                          --                708                --             --               --                708
  R.F. Micro Devices                --                512                --             --               --                512
Development Land
  Airport Center 2                  --                362                --             --               --                362
  Airpark East                      --              1,932                --           (616 (8)              --           1,316
  Airpark North                     --                804                --             --               --                804
  Capital Center                    --                851                --             --               --                851
  Creekstone Park                   --              1,255                --           (453 (6)              --             802
  Development
    Opportunity Strip               --                 26                --             --               --                 26
  End of Cox Road Land              --                966                --             --               --                966
  Grassmere                         --              1,779                --             --               --              1,779
  Grassmere/
    Thousdale                       --                760                --             --               --                760
  Highwoods Square                  --                 --                --            112               --                112
  Highwoods Office
    Center North                    --              1,555                49           (450 (7)              --           1,105
  Highwoods Office
    Center South                    --              2,518                --             --               --              2,518
  NationsFord Business
    Park                            --              1,206                --             --               --              1,206
  North Park -- Wake
    Forest                          --                962                --             --               --                962
  Raleigh Corp Ctr-
    Daycare                         --                295                --             --               --                295
  Research Commons                  --              1,349                --             --               --              1,349
  Ridge Development                 --              1,960                --             --               --              1,960


                               Building &                           Accumulated
      Description             Improvements         Total (9)       Depreciation         Date of Construction
  Southwind Office
    Center "B"                       7,705              9,061              62                    1990
  Kirby Centre                       2,979              3,504              24                    1984
  Medical Properties,
    Inc.                             2,256              2,654              18                    1988
  Atrium I & II                      6,121              7,651               6                    1984
Oakbrook
  Oakbrook I                         4,988              5,861              40                    1981
  Oakbrook II                        9,228             10,807              81                    1983
  Oakbrook III                       8,388              9,868              67                    1984
  Oakbrook IV                        5,403              6,356              43                    1985
  Oakbrook V                        12,556             14,762             101                    1985
Fontaine Business
 Center
  Fontaine I                         6,907              8,126              55                    1985
  Fontaine II                        5,814              6,755              56                    1987
  Fontaine III                       4,902              5,755              41                    1988
  Fontaine V                         2,237              2,632              18                    1990
Other Columbia
 Properties
  Center Point I                     7,441              8,754              59                    1988
  Center Point II                    7,736              8,919              57                    1996
Orlando, FL
  Metrowest I                        7,672              9,016              62                    1988
  Southwest Corporate
    Center                           5,613              6,604              45                    1984
Birmingham, AL
  Grandview I                       10,739             12,634              86                    1989
Norfolk, VA
  Battlefield I                      4,387              5,161              35                    1987
  Greenbrier Business
    Center                           5,305              6,241              42                    1984
Asheville, NC
  Ridgefield II                      5,170              6,080              41                    1989
  Ridgefield I                       3,612              4,248              29                    1987
Jacksonville, FL
  Towermarc Plaza                    6,476              7,619              52                    1991
Development Projects
  Highwoods Health Club                564                706              --                     N/A
  One Shockoe Plaza                     --                 --              32                     N/A
  North Park                            --                 --              --                     N/A
  Sycamore                              --                 --              --                     N/A
  Two AirPark East                       1                272              --                     N/A
  AirPark East-Simplex                  --                103              --                     N/A
  Center Point V                         1                270              --                     N/A
  Highwoods Plaza II                    --              1,448              --                     N/A
  Highwoods Two                         --                785              --                     N/A
  Grove Park I                          --                819              --                     N/A
  West Shore III                        --                961              --                     N/A
  Clintrials                            --              3,278              --                     N/A
  Center Point VI                       --                269              --                     N/A
  Highwoods Airport
    Center                              --                708              --                     N/A
  R.F. Micro Devices                    --                512              --                     N/A
Development Land
  Airport Center 2                      --                362              --                     N/A
  Airpark East                          --              1,316              --                     N/A
  Airpark North                         --                804              --                     N/A
  Capital Center                        --                851              --                     N/A
  Creekstone Park                       --                802              --                     N/A
  Development
    Opportunity Strip                   --                 26              --                     N/A
  End of Cox Road Land                  --                966              --                     N/A
  Grassmere                             --              1,779              --                     N/A
  Grassmere/
    Thousdale                           --                760              --                     N/A
  Highwoods Square                      --                112              --                     N/A
  Highwoods Office
    Center North                        49              1,154              11                     N/A
  Highwoods Office
    Center South                        --              2,518              --                     N/A
  NationsFord Business
    Park                                --              1,206              --                     N/A
  North Park -- Wake
    Forest                              --                962              --                     N/A
  Raleigh Corp Ctr-
    Daycare                             --                295              --                     N/A
  Research Commons                      --              1,349              --                     N/A
  Ridge Development                     --              1,960              --                     N/A

                                 Life on
                                  Which
                              Depreciation
      Description              is Computed
  Southwind Office
    Center "B"                  5-40 yrs.
  Kirby Centre                  5-40 yrs.
  Medical Properties,
    Inc.                        5-40 yrs.
  Atrium I & II                 5-40 yrs.
Oakbrook
  Oakbrook I                    5-40 yrs.
  Oakbrook II                   5-40 yrs.
  Oakbrook III                  5-40 yrs.
  Oakbrook IV                   5-40 yrs.
  Oakbrook V                    5-40 yrs.
Fontaine Business
 Center
  Fontaine I                    5-40 yrs.
  Fontaine II                   5-40 yrs.
  Fontaine III                  5-40 yrs.
  Fontaine V                    5-40 yrs.
Other Columbia
 Properties
  Center Point I                5-40 yrs.
  Center Point II               5-40 yrs.
Orlando, FL
  Metrowest I                   5-40 yrs.
  Southwest Corporate
    Center                      5-40 yrs.
Birmingham, AL
  Grandview I                   5-40 yrs.
Norfolk, VA
  Battlefield I                 5-40 yrs.
  Greenbrier Business
    Center                      5-40 yrs.
Asheville, NC
  Ridgefield II                 5-40 yrs.
  Ridgefield I                  5-40 yrs.
Jacksonville, FL
  Towermarc Plaza               5-40 yrs.
Development Projects
  Highwoods Health Club               N/A
  One Shockoe Plaza                   N/A
  North Park                          N/A
  Sycamore                            N/A
  Two AirPark East                    N/A
  AirPark East-Simplex                N/A
  Center Point V                      N/A
  Highwoods Plaza II                  N/A
  Highwoods Two                       N/A
  Grove Park I                        N/A
  West Shore III                      N/A
  Clintrials                          N/A
  Center Point VI                     N/A
  Highwoods Airport
    Center                            N/A
  R.F. Micro Devices                  N/A
Development Land
  Airport Center 2                    N/A
  Airpark East                        N/A
  Airpark North                       N/A
  Capital Center                      N/A
  Creekstone Park                     N/A
  Development
    Opportunity Strip                 N/A
  End of Cox Road Land                N/A
  Grassmere                           N/A
  Grassmere/
    Thousdale                         N/A
  Highwoods Square                    N/A
  Highwoods Office
    Center North                      N/A
  Highwoods Office
    Center South                      N/A
  NationsFord Business
    Park                              N/A
  North Park -- Wake
    Forest                            N/A
  Raleigh Corp Ctr-
    Daycare                           N/A
  Research Commons                    N/A
  Ridge Development                   N/A

                                                                                                                       Gross
                                                                                                                     Amount at
                                                                                                                       Which
                                                                                     Cost Capitalized Subsequent      Carried
                                                          Initial Cost                                               at Close
                                                                Building &                  to Acquisition           of Period
      Description            Encumbrance          Land         Improvements         Land    Building & Improvements    Land
  West Point Business
    Park                            --              1,759                --             --               --              1,759
  Airport Center Drive              --              1,600                --             --               --              1,600
                                                $ 235,584       $ 1,076,363        $(1,181)         $65,872          $ 234,403
                               Building &                           Accumulated
      Description             Improvements         Total (9)       Depreciation         Date of Construction
  West Point Business
    Park                                --              1,759              --                     N/A
  Airport Center Drive                  --              1,600              --                     N/A
                               $ 1,142,235        $ 1,376,638         $42,004
                                 Life on
                                  Which
                              Depreciation
      Description              is Computed
  West Point Business
    Park                              N/A
  Airport Center Drive                N/A

 (1) These assets are pledged as collateral for a $11,612,000 first mortgage loan.
 (2) These assets are pledged as collateral for a $31,410,000 first mortgage loan.
 (3) These assets are pledged as collateral for a $40,167,000 first mortgage loan.
 (4) These assets are pledged as collateral for a $8,629,000 first mortgage loan.
 (5) These assets are pledged as collateral for a $4,924,000 first mortgage loan.
 (6) Reflects land transferred to the Willow Oak Property.
 (7) Reflects land transferred to the Global property.
 (8) Reflects land transferred to the Hewlett Packard property, Inacom property, Two AirPark East property, AirPark East-Simplex property.
 (9) The aggregate cost for Federal Income Tax purposes was approximately $964,000,000.
(10) Patewood III and IV are considered one property for encumbrance purposes.
                                      F-24

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                              NOTE TO SCHEDULE III
                                 (in thousands)
                     As of December 31, 1996, 1995 and 1994
     A summary of activity for real estate and accumulated depreciation is as follows:

                                                                                      December 31,
                                                                              1996         1995        1994
Real Estate:
  Balance at beginning of year..........................................   $  598,536    $218,699    $ 61,656
  Additions:
     Acquisitions, development and improvements.........................      779,256     381,936     157,043
  Cost of real estate sold..............................................       (1,154)     (2,099)         --
Balance at close of year (a)............................................   $1,376,638    $598,536    $218,699
Accumulated Depreciation:
  Balance at beginning of year..........................................   $   21,452    $ 11,003    $  8,679
  Depreciation expense..................................................       20,562      10,483       2,324
  Real estate sold......................................................          (10)        (34)         --
  Balance at close of year (b)..........................................   $   42,004    $ 21,452    $ 11,003

(a) Reconciliation of total cost to balance sheet caption at December 31, 1996, 1995 and 1994 (in thousands):

                                                                              1996         1995        1994
Total per schedule III..................................................   $1,376,638    $598,536    $218,699
Construction in progress exclusive
  of land included in Schedule III......................................       28,841      15,508          --
Furniture, fixtures and equipment.......................................        2,096       1,288         967
Total real estate assets at cost........................................   $1,407,575    $615,332    $219,666

(b) Reconciliation of total accumulated depreciation to balance sheet caption at December 31, 1996, 1995 and 1994 (in thousands):

                                                                                  1996       1995       1994
Total per schedule III........................................................   $42,004    $21,452    $11,003
Accumulated depreciation -- furniture, fixtures and equipment.................       965        814        687
Total accumulated depreciation................................................   $42,969    $22,266    $11,690

                         REPORT OF INDEPENDENT AUDITORS
BOARD OF DIRECTORS AND STOCKHOLDERS
HIGHWOODS PROPERTIES, INC.
     We have audited the accompanying combined statements of income, owners' deficit and cash flows for the period from January 1, 1994 to June 13, 1994 of the Highwoods Group. These financial statements and schedule are the responsibility of the Highwoods Group's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows for the period from January 1, 1994 to June 13, 1994 of the Highwoods Group in conformity with generally accepted accounting principles.
                                          ERNST & YOUNG LLP
Raleigh, North Carolina
January 10, 1995
                                      F-26

                                HIGHWOODS GROUP
                          COMBINED STATEMENT OF INCOME
                                 (In thousands)

                                                                                                   January 1, 1994
                                                                                                         to
                                                                                                    June 13, 1994
Revenue:
  Rental income.................................................................................       $ 4,953
  Leasing, Development and Construction Income..................................................         1,268
  Other income..................................................................................           427
Total revenue...................................................................................         6,648
Expenses:
  Property operating expenses...................................................................         2,246
  Leasing, Development and Construction Expenses................................................           350
  Interest......................................................................................         2,473
  Depreciation and amortization.................................................................           835
  Marketing, general and administrative.........................................................           280
Total expenses..................................................................................         6,184
Net income......................................................................................       $   464

                            See accompanying notes.
                                      F-27

                                HIGHWOODS GROUP
                     COMBINED STATEMENT OF OWNERS' DEFICIT
                                 (In thousands)

                                                                                                          Owners'
                                                                                                          Deficit
Balance at December 31, 1993...........................................................................    (7,977)
  Owners' distributions................................................................................    (1,759)
  Net income for the period from January 1, 1994 to June 13, 1994......................................       464
Balance at June 13, 1994...............................................................................   $(9,272)

                            See accompanying notes.
                                      F-28

                                HIGHWOODS GROUP
                        COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                                   January 1, 1994
                                                                                                         to
                                                                                                    June 13, 1994
Operating activities
Net income......................................................................................     $       464
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.................................................................             835
  Changes in operating assets and liabilities:
    Rents and other receivables from tenants....................................................           1,100
    Deferred lease fees and loan costs..........................................................              26
    Deferred offering costs and prepaids........................................................             181
    Tenant security deposits....................................................................               8
    Accrued straight line rents receivable......................................................             239
    Accrued expenses and accounts payable.......................................................             (54)
Net cash provided by operating activities.......................................................           2,799
Investing activities
Changes in restricted cash......................................................................             835
Purchases of, and improvements to, rental properties............................................            (347)
Net cash provided by investing activities.......................................................             488
Financing activities
Principal payments on notes payable.............................................................            (399)
Distributions to partners.......................................................................          (1,759)
Cash used in financing activities...............................................................          (2,158)
Net increase in cash and cash equivalents.......................................................           1,129
Cash and cash equivalents at beginning of year..................................................             866
Cash and cash equivalents at end of year........................................................     $     1,995
Supplemental disclosures of cash flow information
Cash paid during the year for interest..........................................................     $     2,410

                            See accompanying notes.
                                      F-29

                                HIGHWOODS GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
               PERIOD FROM JANUARY 1, 1994 THROUGH JUNE 13, 1994
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
  Description of Business
     The Highwoods Group is engaged in the ownership, management, operation, leasing and development of commercial real estate properties. The Highwoods Group owns and operates 14 buildings located in the Research Triangle Park region of North Carolina.
  Principles of Combination
     The Highwoods Group is not a legal entity but rather a combination of commercial real estate properties that are organized as general partnerships and are under common control, and an affiliated real estate management company, the Highwoods Properties Company ("HPC"). HPC provides property management services to the properties. All significant intercompany transactions and balances have been eliminated in the combination.
     On June 14, 1994, the Highwoods Group transferred all of its assets and liabilities to Highwoods Realty Limited Partnership in connection with Highwoods Properties, Inc.'s initial public offering of common stock.
  Cash Equivalents
     The Highwoods Group considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
  Revenue Recognition
     Minimum rental income is recognized on a straight-line basis over the term of the lease, and due and unpaid rents are included in rents and other receivables from tenants in the accompanying balance sheet. Certain lease agreements contain provisions which provide reimbursement of real estate taxes, insurance and certain common area maintenance (CAM) costs. These additional rents are recorded on the accrual basis. All rent and other receivables from tenants are due from commercial building tenants located in the properties. Lease fee income is recognized 50% when the lease is signed and 50% when the tenant takes occupancy.
  Other Income
     Other income consists primarily of management fees generated by HPC from providing property management services to third parties and interest income.
  Income Taxes
     No provision has been made for income taxes because the commercial real estate properties are owned by partnerships whose partners are required to include their respective share of profits or losses in their individual tax returns.
     HPC elected to be taxed for federal and state income tax purposes as an S-Corporation under provisions of the Internal Revenue Code. Consequently income, losses and credits are passed through directly to the stockholders, rather than being taxed at the corporate level.
2. LEASES
     The Highwoods Group leases automobiles, and office space under various operating leases. Total rent expense for these leases was $70,000 for the period from January 1, 1994 to June 13, 1994. As of June 13, 1994, the Company did not have contractual leases in place with remaining terms of one year or more.
                                      F-30