Form 10-Q
period 1997-06-30
HIGHWOODS FORSYTH L P
filed 1997-08-14
CIK 941713

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                      Commission file number: 333-3890-01
                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

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

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
              QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1997
                               TABLE OF CONTENTS

 PART I.   FINANCIAL INFORMATION                                                                           PAGE
Item 1.    Financial Statements                                                                              3
           Consolidated balance sheets of Highwoods/Forsyth Limited Partnership as of June 30, 1997 and      4
            December 31, 1996
           Consolidated statements of income of Highwoods/Forsyth Limited Partnership for the three and      5
            six month periods ended June 30, 1997 and 1996
           Consolidated statements of cash flows of Highwoods/Forsyth Limited Partnership for the six        6
            months ended June 30, 1997 and 1996
           Notes to the consolidated financial statements of Highwoods/Forsyth Limited Partnership           8
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations             9
           Results of Operations                                                                             9
           Liquidity and Capital Resources                                                                  10
           Funds From Operations and Cash Available for Distribution                                        12
           Disclosure Regarding Forward-Looking Statements                                                  13
           Property Information                                                                             14
           Inflation                                                                                        17
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings                                                                                18
Item 2.    Changes in Securities                                                                            18
Item 3.    Defaults Upon Senior Securities                                                                  18
Item 4.    Submission of Matters to a Vote of Security Holders                                              18
Item 5.    Other Information                                                                                19
Item 6.    Exhibits and Reports on Form 8-K                                                                 19

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

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)

                                                                               JUNE 30, 1997     DECEMBER 31, 1996
                                                                                (UNAUDITED)
ASSETS
Real estate assets, at cost:
  Land and improvements.....................................................     $  224,585         $   216,847
  Buildings and tenant improvements.........................................      1,397,249           1,142,223
  Development in process....................................................         49,488              28,858
  Land held for development.................................................         39,119              17,551
  Furniture, fixtures and equipment.........................................          2,478               2,096
                                                                                  1,712,919           1,407,575
  Less -- accumulated depreciation                                                  (61,737)            (42,969)
  Net real estate assets....................................................      1,651,182           1,364,606
Cash and cash equivalents...................................................          8,283              10,618
Restricted cash.............................................................          9,721               8,539
Accounts receivable.........................................................          9,844               8,822
Advances to subsidiaries....................................................          3,634               2,406
Accrued straight line rents receivable......................................          8,682               6,185
Other assets:
  Deferred leasing costs....................................................         13,829               9,601
  Deferred financing costs..................................................         21,676              21,789
  Prepaid expenses and other................................................          5,740               3,876
                                                                                     41,245              35,266
  Less -- accumulated amortization..........................................         (9,853)             (6,954)
                                                                                     31,392              28,312
                                                                                 $1,722,738         $ 1,429,488
LIABILITIES AND PARTNER'S CAPITAL
Mortgages and notes payable.................................................     $  647,473         $   555,876
Accounts payable, accrued expenses and other liabilities....................         28,067              27,632
  Total liabilities.........................................................        675,540             583,508
Redeemable operating partnership units:
  Class A units outstanding, 6,782,202 at June 30, 1997 and 4,283,237 at
     December 31, 1996......................................................        218,319             144,559
  Class B units outstanding, 187,528 at June 30, 1997.......................          6,037                  --
Partners' capital:
  General partner preferred units outstanding...............................        121,809                  --
  Class A units:
     General partner units outstanding, 422,241 at June 30, 1997 and 395,596
       at December 31, 1996.................................................          7,010               7,014
     Limited partner units outstanding, 35,019,645 at June 30, 1997 and
       34,880,833 at December 31, 1996......................................        694,023             694,407
       Total partners' capital..............................................        822,842             701,421
                                                                                 $1,722,738         $ 1,429,488

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       4

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                       CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED AND IN THOUSANDS EXCEPT PER UNIT AMOUNTS)

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                              1997         1996          1997         1996
REVENUE:
  Rental property.........................................   $59,423      $26,905      $115,478      $50,290
  Interest and other income...............................     1,450          535         3,171          907
                                                              60,873       27,440       118,649       51,197
OPERATING EXPENSES:
  Rental property.........................................    16,246        7,041        31,588       13,195
  Depreciation and amortization...........................    10,590        4,116        19,832        7,832
  Interest expense:
     Contractual..........................................    11,056        4,705        22,516        8,247
     Amortization of deferred financing costs.............       547          418         1,122          827
                                                              11,603        5,123        23,638        9,074
  General and administrative..............................     2,204        1,200         4,284        2,134
  Income before extraordinary item........................    20,230        9,960        39,307       18,962
EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF
  DEBT....................................................        --           --        (3,973)          --
  Net income..............................................    20,230        9,960        35,334       18,962
Dividends on 8 5/8% Series A Cumulative Redeemable
  Preferred Shares........................................    (2,695)          --        (4,102)          --
  Net income available for Class B units..................   $17,535      $ 9,960      $ 31,232      $18,962
NET INCOME (LOSS) PER CLASS A UNIT:
  Income before extraordinary item........................   $   .42      $   .42      $    .85      $   .81
  Extraordinary item -- loss on early extinguishment of
     debt.................................................        --           --          (.10)          --
  Net income..............................................   $   .42      $   .42      $    .75      $   .81
NET INCOME PER CLASS A UNIT:
  General partner.........................................   $   .42      $   .42      $    .75      $   .81
  Limited partners........................................   $   .42      $   .42      $    .75      $   .81
  Net income per Class B unit:
     Limited partner......................................   $    --      $    --      $     --      $    --
WEIGHTED AVERAGE UNITS OUTSTANDING:
  Class A units:
     General partner......................................       421          237           417          234
     Limited partners.....................................    41,644       23,480        41,189       23,194
  Class B units:
     Limited partners.....................................       187           --           154           --
Total.....................................................    42,252       23,717        41,760       23,428

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       5

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                       1997              1996
OPERATING ACTIVITIES:
Net income.....................................................................      $ 35,334          $  18,962
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization................................................        20,954              8,659
  Loss on early extinguishment of debt.........................................         3,973                 --
  Changes in operating assets and
     liabilities...............................................................        (6,157)              (353)
     Net cash provided by operating
       activities..............................................................        54,104             27,268
INVESTING ACTIVITIES:
Additions to real estate assets................................................       (84,730)           (66,330)
Proceeds from disposition of real estate assets................................            --                900
Cash paid in exchange for partnership net assets...............................        (5,081)                --
Other..........................................................................        (7,788)            (2,251)
     Net cash used in investing activities.....................................       (97,599)           (67,681)
FINANCING ACTIVITIES:
Distributions paid.............................................................       (39,155)           (20,912)
Repayment of mortgages and notes payable.......................................      (161,673)           (73,105)
Payment of prepayment penalties................................................        (3,973)                --
Borrowings on mortgages and notes
  payable......................................................................       124,000             62,500
Net proceeds from contributed capital..........................................       123,529            292,858
Payment of preferred distributions.............................................        (1,407)                --
Payment of deferred financing costs............................................          (161)              (953)
     Net cash provided by financing activities.................................        41,160            260,388
Net (decrease) increase in cash and cash equivalents...........................        (2,335)           219,975
Cash and cash equivalents at beginning of the
  period.......................................................................        10,618              6,838
Cash and cash equivalents at end
  of the period................................................................      $  8,283          $ 226,813
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest.........................................................      $ 23,189          $   8,179

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       6

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     The following summarizes the net assets contributed by the unit holders of the Operating Partnership or acquired subject to mortgage notes payable:

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                            1997           1996
ASSETS:
Rental property and equipment, net.................................................       $214,497        $56,694
LIABILITIES:
Mortgages and notes payable assumed................................................        129,270         41,927
     Net assets....................................................................       $ 85,227        $14,767

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       7

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)
1. BASIS OF PRESENTATION
     Highwoods/Forsyth Limited Partnership (the "Operating Partnership") is a subsidiary of Highwoods Properties Inc. (the "Company"). At June 30, 1997 the Company owned 84% of the limited partnership units (the "Common Units") of the Operating Partnership.
     The consolidated financial statements include the accounts of the Operating Partnership and the following subsidiaries:
Highwoods/Florida Holdings GP, L.P.
AP-GP Southeast Portfolio Partners, L.P.
Highwoods/Tennessee Holdings GP, L.P.
Highwoods/Tennessee Holdings, L.P.
AP Southeast Portfolio Partners, L.P.
Highwoods/Florida Holdings, L.P.
Forsyth Properties Services, Inc.
Highwoods Services, Inc.
Southeast Realty Options Corp.
     The Operating Partnership's investments in Highwoods Services, Inc. and Forsyth Properties Services, Inc. (the "Service Companies") are accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the financial statements.
     The Operating Partnership's 125,000 preferred units are senior to the Class A and B Units and have a liquidation preference of $1,000 per preferred unit. Distributions are payable at the rate of $86.25 per annum per preferred unit.
     The Class A Units are owned by the Company and by certain limited partners of the Operating Partnership. The Class A Units owned by the Company are classified as General partners' capital and limited partners' capital. The Class B Units are owned by certain limited partners (not the Company) and only differ from the Class A Units in that they are not eligible for allocation of income and distributions. The Class B Units will convert to Class A Units in 25% annual installments commencing one year from the date of issuance. Prior to such conversion, such Class B Units will not be redeemable for cash or Common Stock.
     Generally one year after issuance, the Operating Partnership is obligated to redeem each of the Class A and B Units not owned by the Company (the "Redeemable Operating Partnership Units") at the request of the holder thereof for cash, provided that the Company at its option may elect to acquire such unit presented for redemption by exchanging cash at the fair market value or one share of Common Stock for the unit. The Company's Class A Units are not redeemable for cash. The Redeemable Operating Partnership Units are classified outside of the permanent partners' capital in the accompanying balance sheet at their fair market value at the balance sheet date.
     The extraordinary loss represents the write-off of loan origination fees and prepayment penalties paid on the early extinguishment of debt.
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Operating Partnership will be required to change the method currently used to compute earnings per Common Unit and to restate all prior periods. The impact of Statement 128 on the calculation of primary and fully diluted earnings per Common Unit for these quarters is not material.
     The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Operating Partnership have been made. For further information, refer to the financial statements and notes thereto included in the Operating Partnership's 1996 Annual Report on Form 10-K.
                                       8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report. The following discussion is based primarily on the consolidated financial statements of the Operating Partnership.
RESULTS OF OPERATIONS
  THREE MONTHS ENDED JUNE 30, 1997
     Revenues from rental operations increased $32.5 million, or 121%, from $26.9 million for the three months ended June 30, 1996 to $59.4 million for the comparable period in 1997. The increase is primarily a result of the acquisition of 6.4 million square feet of office and industrial properties and the completion of 763,000 square feet of development activity during the third and fourth quarters of 1996 and the addition of 3.2 million square feet in the first quarter of 1997 from the acquisition of the Anderson Properties and Century Center portfolios. The Operating Partnership's portfolio increased from 10.4 million square feet at June 30, 1996 to 21.6 million square feet at June 30, 1997. Same property revenues, which are the revenues of the 199 in-service properties owned on April 1, 1996, increased 1% for the three months ended June 30, 1997, compared to the same three months of 1996. Expected vacancies in two of the Operating Partnership's properties offset a 2% increase in the revenues of the other 197 in-service properties.
     During the three months ended June 30, 1997, 205 leases representing 1,164,000 square feet of office and industrial space commenced at an average rate per square foot which was 9.2% higher than the average rate per square foot on the expired leases.
     Interest and other income increased $1.0 million from $500,000 for the three months ended June 30, 1996 to $1.5 million for the comparable period in 1997. The increase is related to the receipt of $800,000 in lease termination fees and other miscellaneous property income in the second quarter of 1997 and an increase in interest income resulting from additional cash available for investment in 1997.
     Rental operating expenses increased $9.2 million, or 131%, from $7.0 million for the three months ended June 30, 1996 to $16.2 million for the comparable period in 1997. The increase is a result of the addition of 10.2 million square feet through a combination of acquisitions and developments during the last two quarters of 1996 and the first two quarters of 1997. Rental operating expenses as a percentage of related revenues increased from 26.2% for the three months ended June 30, 1996 to 27.3% for the comparable period in 1997. This increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer triple net lease pass throughs.
     Depreciation and amortization for the three months ended June 30, 1997 and 1996 was $10.6 million and $4.1 million, respectively. The increase of $6.5 million, or 159%, is due to a 158% average increase in depreciable assets. Interest expense increased $6.5 million, or 127%, from $5.1 million for the three months ended June 30, 1996 to $11.6 million for the comparable period in 1997. The increase is attributable to the 201% average increase in outstanding debt for the quarter related to the Operating Partnership's acquisition activities, which was partially offset by lower rates on the Operating Partnership's outstanding debt. Interest expense for the three months ended June 30, 1997 and 1996 included $547,000 and $418,000, respectively, of amortization of non-cash deferred financing costs and the costs related to the Operating Partnership's interest rate protection agreements. General and administrative expenses decreased from 4.5% of rental revenue for the three months ended June 30, 1996 to 3.7% for the comparable period in 1997. The decrease is attributable to the realization of the economies of scale related to the acquisition of the 5.7-million square foot Crocker portfolio, which was completed in September 1996.
     Net income before extraordinary item equaled $20.2 million and $10.0 million for the three-month periods ended June 30, 1997 and 1996, respectively. The Operating Partnership accrued $2.7 million in distributions during the second quarter of 1997 for the 125,000 preferred partnership units that the Operating Partnership issued in February 1997 (see " -- Liquidity and Capital Resources" below).
                                       9

  SIX MONTHS ENDED JUNE 30, 1997
     Revenue from rental operations increased $65.2 million or 130%, from $50.3 million for the six months of 1996 to $115.5 million for the six months of 1997. The increase is a result of the Operating Partnership's acquisition and development activity in 1996 and 1997. In total, 103 office and industrial properties encompassing 8.2 million square feet were added in 1996 and 68 properties encompassing 4.1 million square feet were added in the first six months of 1997.
     During the six months ended June 30, 1997, 372 leases representing 2,516,000 square feet of office and industrial space commence at an average rate per square foot 7.2% higher than the average rate per square foot on the expired leases.
     Interest and other income increased $2.3 million from $900,000 million in 1996 to $3.2 million in 1997. The increase is related to the receipt of $1.6 million in lease termination fees and other miscellaneous property income in the first six months of 1997, and an increase in interest income resulting from additional cash available for investment in 1997.
     Rental operating expenses increased $18.4 million, or 139%, from $13.2 million in 1996 to $31.6 million in 1997. Rental expenses as a percentage of related rental revenues increased from 26.2% in 1996 to 27.4% in 1997. The increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer triple net lease pass throughs.
     Depreciation and amortization for the six months ended June 30, 1997, and 1996 was $19.8 million and $7.8 million, respectively. The increase of $12.0 million, or 154% is due to a 140% average increase in depreciable assets. Interest expense increased $14.5 million or 159%, from $9.1 million in 1996 to $23.6 million in 1997. The increase is attributable to a 203% average increase in outstanding debt related to the Operating Partnership's acquisition activities. Interest expense for the six months ended June 30, 1997, and 1996 included $1.1 million and $827,000, respectively, of amortization of non-cash deferred financing costs and of the costs related to the Operating Partnership's interest rate protection agreement. General and administrative expenses decreased from 4.2% of total rental revenue in 1996 to 3.7% in 1997. This decrease is attributable to the realization of the economies of scale related to the acquisition of the 5.7 million-square foot Crocker portfolio, which was completed in September 1996.
     Net income before extraordinary item equaled $39.3 million and $19.0 million for the six-month periods ended June 30, 1997, and 1996, respectively. The Operating Partnership incurred an extraordinary loss in the first quarter of 1997 of $4.1 million related to the early extinguishment of debt assumed in the acquisition of the Anderson Properties and Century Center portfolios. The Operating Partnership also recorded $4.1 million in distributions on the 125,000 preferred partnership units for the six months ended June 30, 1997.
LIQUIDITY AND CAPITAL RESOURCES
     For the six months ended June 30, 1997, cash provided by operating activities increased by $26.8 million, or 98%, to $54.1 million, as compared to $27.3 million for the same period in 1996. The increase is primarily due to the increase in net income resulting from the Operating Partnership's property acquisitions in 1996 and the first quarter of 1997. Cash used for investing activities increased by $29.9 million, or 44%, to $97.6 million for the first six months of 1997, as compared to $67.7 million for the same 1996 period. The increase is attributable to the Operating Partnership's ongoing acquisition and development of suburban office and industrial properties. Cash provided by financing activities decreased by $219.2 million, or 84%, to $41.2 million for the first six months of 1997, as compared to $260.4 million for the same period in 1996. During the first six months of 1997, cash provided by financing activities consisted, primarily, of $121.8 million in net proceeds from the sale of preferred partnership units and the sale of $100 million of Exercisable Put Option Securities (See below), which were offset by net payments of $5 million to reduce existing indebtedness and $105 million to pay off the assumed indebtedness associated with the acquisition of the Century Center and Anderson portfolios. Additionally, payments of distributions increased by $18.3 million to $39.2 million for the first six months of 1997, as compared with $20.9 million for the same period in 1996. The increase is due to the greater number of shares outstanding and a 7% increase in the distribution rate.
                                       10

     On February 12, 1997, the Operating Partnership issued 125,000 preferred partnership units for net proceeds of $121.8 million. The preferred partnership units have a liquidation preference of $1,000 per unit, are not redeemable prior to February 2027, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Operating Partnership.
     On June 24, 1997, a trust formed by the Operating Partnership sold $100 million of Exercisable Put Option Securities ("X-POS SM"), which represent fractional undivided beneficial interests in the trust. The assets of the trust consist of, among other things, $100 million of Exercisable Put Option Notes due June 15, 2011 issued by the Operating Partnership (the "Put Option Notes").
The X-POSSM bear a coupon interest rate of 7.19% and mature on June 15, 2004, representing an effective borrowing cost of 7.09%, net of a related put option and certain interest rate protection agreement costs. Under certain circumstances, the Put Option Notes could also become subject to early maturity on June 15, 2004. The X-POSSM financing structure enabled the Operating Partnership to obtain a more favorable rate than that available under traditional unsecured or put bond securities. Proceeds from the offering will be used to reduce outstanding mortgages and notes payable with an average interest rate of 8.50% and to repay amounts outstanding on the Operating Partnership's existing revolving credit facility.
     Effective May 27, 1997, the Operating Partnership's syndicate of lenders lowered the interest rate to 100 basis points over LIBOR (from the previous rate of 135 basis points over LIBOR), on the Operating Partnership's $280 million revolving loan.
     The Operating Partnership's total indebtedness at June 30, 1997, totaled $647.5 million and was comprised of $315.5 million of secured indebtedness with an average rate of 8.3% and $332.0 million of unsecured indebtedness with an average rate of 7.0%. All of the mortgage and notes payable outstanding at June 30, 1997 were either fixed rate obligations or variable rate obligations covered by interest rate protection agreements.
     To protect the Operating Partnership from increases in interest expense due to changes in the variable rate, the Operating Partnership: (i) purchased an interest rate collar limiting its exposure to an increase in interest rates (one-month LIBOR plus 100 basis points) to 7.25% with respect to $80 million of the Operating Partnership's $280 million unsecured revolving loan (the "Revolving Loan"), under which the Operating Partnership had $0 million outstanding at June 30, 1997, and (ii) entered into interest rate swaps that limit its exposure to an increase in the interest rates to 7.24% in connection with the $34 million of variable rate mortgages. The interest rate on all such variable rate debt is adjusted at monthly intervals, subject to the Operating Partnership's interest rate protection program. No payments were received from the counterparties under the interest rate protection agreements for the three months ended June 30, 1997 and 1996. The Operating Partnership is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Operating Partnership could be required to pay the full rate under the Revolving Loan and the variable rate mortgages, even if such rate were in excess of the rate in the cap and swap agreements. In addition, the Operating Partnership may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Operating Partnership's interest expense and could adversely affect the Operating Partnership's cash flow and its ability to pay expected distributions to Unitholders.
     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. The Operating Partnership presently has no plans for major capital improvements to the existing properties, other than normal recurring non-revenue enhancing expenditures. The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the Revolving Loan. The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Operating Partnership and the Company, the general partner of the Operating Partnership. In addition, the Operating Partnership anticipates utilizing the Revolving Loan primarily to fund construction and development activities. The Operating Partnership does not intend to reserve funds to retire existing mortgage indebtedness or indebtedness under the Revolving Loan upon maturity. Instead,
                                       11
the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities of the Operating Partnership or the Company. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Operating Partnership in both the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.
FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTIONS
     The Operating Partnership considers Funds from Operations ("FFO") to be a useful financial performance measure of its operating performance because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate its ability to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP, and FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all of the Operating Partnership's cash needs including principal amortization, capital improvements and distributions to stockholders. FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, FFO as disclosed by other REITs may not be comparable to the Operating Partnership's calculation of FFO, as described below.
     FFO is defined as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. Cash available for distribution is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.
                                       12

     Funds from operations and cash available for distribution for the three and six months ended June 30, 1997 and 1996 are summarized in the following table (in thousands):

                                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                            JUNE 30,              JUNE 30,
                                                                        1997       1996       1997       1996
FUNDS FROM OPERATIONS:
Income before extraordinary item....................................   $20,230    $ 9,960    $39,307    $18,962
Add (deduct):
  Dividends to preferred Unitholders................................    (2,695)        --     (4,102)        --
  Depreciation and amortization.....................................    10,590      4,116     19,832      7,832
  Third-party service company cash flow.............................        --        105         --        255
     FUNDS FROM OPERATIONS BEFORE MINORITY INTEREST.................    28,125     14,181     55,037     27,049
CASH AVAILABLE FOR DISTRIBUTION:
Add (deduct):
  Rental income from straight-line rents............................    (1,245)      (499)    (2,475)      (915)
  Amortization of deferred financing costs..........................       547        418      1,122        827
  Non-incremental revenue generating capital expenditures (1):
     Building improvements paid.....................................      (938)      (726)    (2,008)    (1,200)
     Second generation tenant improvements paid.....................    (2,076)      (558)    (3,447)    (1,308)
     Second generation lease commissions paid.......................    (1,243)      (467)    (2,334)      (579)
       CASH AVAILABLE FOR DISTRIBUTION..............................   $23,170    $12,349    $45,895    $23,874
Weighted average Common Units outstanding...........................    42,252     23,717     41,760     23,428
DIVIDEND PAYOUT RATIO:
  Funds from operations.............................................      72.1%      75.3%      72.8%      78.0%
  Cash available for distribution...................................      87.5%      86.4%      87.4%      88.3%

(1) Amounts represent cash expenditures.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
     This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are identified by words such as "expect," "anticipate," "should" and words of similar import. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.
                                       13

PROPERTY INFORMATION
     The following table sets forth certain information with respect to the Operating Partnership's properties as of June 30, 1997:

                                                                         RENTABLE      NUMBER OF    PERCENT LEASED/
                                                                        SQUARE FEET    PROPERTIES     PRE-LEASED
IN-SERVICE:
  Office.............................................................    14,439,000       223              94%
  Industrial.........................................................     7,144,000       138              90%
     Total...........................................................    21,583,000       361              93%
UNDER DEVELOPMENT:
  Office.............................................................     1,802,000        21              38%
  Industrial.........................................................       487,000         5              40%
     Total...........................................................     2,289,000        26              38%
TOTAL:
  Office.............................................................    16,241,000       244
  Industrial.........................................................     7,631,000       143
     Total...........................................................    23,872,000       387

     The following table sets forth certain information with respect to the Operating Partnership's properties under development as of June 30, 1997:

                                                                                   COST AT   PRE-LEASING   ESTIMATED
            NAME                  LOCATION        SQUARE FOOTAGE   BUDGETED COST   6/30/97   PERCENTAGE    COMPLETION
OFFICE:
Ridgefield III                Asheville                 57,000       $   5,200     $    14        0.0%        1Q98
2400 Century Center           Atlanta                  135,000          16,200         207        0.0%        2Q98
Patewood VI                   Greenville               107,000          11,400       2,451        0.0%        4Q98
Southwind III                 Memphis                   69,000           7,000       2,598      100.0%        4Q97
Colonnade                     Memphis                   89,000           9,400       2,047       44.0%        1Q98
SouthPointe                   Nashville                104,000          10,900       2,004        0.0%        2Q98
Harpeth V                     Nashville                 65,000           6,900       1,093        0.0%        1Q98
Lakeview Ridge II             Nashville                 61,000           6,100         768        0.0%        1Q98
Highwoods Plaza II            Nashville                103,000          10,400       5,733      100.0%        3Q97
RMIC                          Piedmont Triad            90,000           7,700          32      100.0%        2Q98
Highwoods Center              Research Triangle         76,000           8,300           3        0.0%        3Q98
Overlook                      Research Triangle         97,000           9,900         410        0.0%        3Q98
Red Oak                       Research Triangle         65,000           6,000         399        0.0%        3Q98
Situs Two                     Research Triangle         59,000           5,900         758        0.0%        3Q98
Rexwood V                     Research Triangle         60,000           7,400       1,933       28.0%        4Q97
ClinTrials                    Research Triangle        178,000          21,500       4,242      100.0%        2Q98
Highwoods V                   Richmond                  67,000           6,600         921        0.0%        2Q98
Markel-American               Richmond                 106,000          10,600         120       48.0%        2Q98
Grove Park 1                  Richmond                  61,000           5,900       2,143       15.0%        3Q97
Highwoods Two                 Richmond                  76,000           7,300       4,958       77.0%        3Q97
West Shore III                Richmond                  55,000           5,300       3,429       87.0%        3Q97
OFFICE TOTAL OR WEIGHTED AVERAGE...............      1,780,000       $ 185,900     $36,263       38.0%
INDUSTRIAL PROPERTIES
TradePort-1                   Atlanta                   87,000           3,100       1,262        0.0%        4Q97
TradePort-2                   Atlanta                   87,000           3,100          --        0.0%        4Q97
Newpoint                      Atlanta                  119,000           4,700       2,160        0.0%        3Q97
R.F. Micro Devices            Piedmont Triad            49,000           8,400       4,089      100.0%        4Q97
Highwoods Airport Center      Richmond                 142,000           6,100       4,997      100.0%        3Q97
INDUSTRIAL TOTAL OR WEIGHTED AVERAGE...........        484,000       $  25,400     $12,508       40.0%
COMPANY TOTAL OR WEIGHTED AVERAGE..............      2,264,000       $ 211,300     $48,771       38.0%

     The following tables set forth certain information about the Operating Partnership's leasing activities for the three and six months ended June 30, 1997.

                                                                  OFFICE                      INDUSTRIAL
                                                        THREE MONTHS    SIX MONTHS    THREE MONTHS    SIX MONTHS
                                                           ENDED          ENDED          ENDED          ENDED
                                                          JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                            1997           1997           1997           1997
NET EFFECTIVE RENTS RELATED TO RE-LEASED SPACE:
Number of lease transactions (signed leases).........           139            251            66             121
Rentable square footage leased.......................       646,699      1,385,160       517,613       1,130,398
Average per rentable square foot over the lease term:
  Base rent..........................................    $    16.76     $    16.07      $   5.36      $     5.23
  Tenant improvements................................         (0.85)         (0.97)        (0.23)          (0.21)
  Leasing commissions................................         (0.50)         (0.45)        (0.14)          (0.15)
  Rent concessions...................................         (0.01)         (0.01)           --              --
  Effective rent.....................................    $    15.40     $    14.64      $   4.99      $     4.87
  Expense stop.......................................         (4.18)         (3.88)        (0.30)          (0.25)
  Equivalent effective net rent......................    $    11.22     $    10.76      $   4.69      $     4.62
Average term in years................................             4              4             4               4
CAPITAL EXPENDITURES RELATED TO RE-LEASED SPACE:
Tenant improvements:
  Total dollars committed under signed leases........    $2,163,050     $5,845,282      $450,875      $  844,673
  Rentable square feet...............................       646,699      1,385,160       517,613       1,130,398
  Per rentable square foot...........................    $     3.34     $     4.22      $   0.87      $     0.75
Leasing commissions:
  Total dollars committed under signed leases........    $1,279,100     $2,704,953      $273,473      $  581,260
  Rentable square feet...............................       646,699      1,385,160       517,613       1,130,398
  Per rentable square foot...........................    $     1.98     $     1.95      $   0.53      $     0.51
Total:
  Total dollars committed under signed leases........    $3,442,150     $8,550,235      $724,348      $1,425,933
  Rentable square feet...............................       646,699      1,385,160       517,613       1,130,398
  Per rentable square foot...........................    $     5.32     $     6.17      $   1.40      $     1.26
RENTAL RATE TRENDS:
Average final rate with expense pass throughs........    $    14.15     $    13.85      $   4.81      $     4.98
Average first year cash rental rate..................    $    15.56     $    14.93      $   5.10      $     5.24
Percentage increase..................................          9.96%          7.80%         6.03%           5.22%

     The following tables set forth scheduled lease expirations for executed leases as of June 30, 1997 assuming no tenant exercises renewal options. OFFICE PROPERTIES:

                                                                                                                    PERCENTAGE OF
                                      TOTAL            PERCENTAGE OF          ANNUAL RENTS      AVERAGE ANNUAL      LEASED RENTS
     YEAR OF                        RENTABLE       LEASED SQUARE FOOTAGE         UNDER            RENTAL RATE        REPRESENTED
      LEASE          NUMBER OF     SQUARE FEET        REPRESENTED BY            EXPIRING        FOR EXPIRATIONS      BY EXPIRING
    EXPIRATION        LEASES        EXPIRING          EXPIRING LEASES          LEASES (1)             (1)              LEASES
Remainder of 1997        264           935,786                7.0%            $ 13,535,393          $ 14.46                6.8%
       1998              370         2,234,760               16.7               31,763,448            14.21               15.9
       1999              349         1,816,663               13.5               26,791,104            14.75               13.4
       2000              346         2,236,795               16.7               33,707,771            15.07               17.0
       2001              245         1,932,678               14.4               31,370,340            16.23               15.7
       2002              174         1,495,622               11.2               22,950,491            15.35               11.5
       2003               48           881,484                6.6               12,748,402            14.46                6.4
       2004               22           382,144                2.8                6,180,812            16.17                3.1
       2005               16           449,289                3.3                4,919,152            10.95                2.5
       2006               13           550,512                4.1                7,523,576            13.67                3.8
      2007+               26           496,173                3.7                7,725,916            15.57                3.9
 Total or average      1,873        13,411,906              100.0%            $199,216,405          $ 14.85              100.0%

INDUSTRIAL PROPERTIES:

                                                                                                                    PERCENTAGE OF
                                      TOTAL            PERCENTAGE OF                            AVERAGE ANNUAL      LEASED RENTS
                                    RENTABLE       LEASED SQUARE FOOTAGE      ANNUAL RENTS        RENTAL RATE        REPRESENTED
  YEAR OF LEASE      NUMBER OF     SQUARE FEET        REPRESENTED BY         UNDER EXPIRING     FOR EXPIRATIONS      BY EXPIRING
    EXPIRATION        LEASES        EXPIRING          EXPIRING LEASES          LEASES (1)             (1)              LEASES
Remainder of 1997        146         1,165,617               18.0%            $  5,918,185           $5.08                17.2%
       1998              157         1,230,918               19.0                7,001,490            5.69                20.3
       1999              143         1,433,055               22.3                7,232,120            5.05                20.9
       2000               91           990,004               15.3                5,958,163            6.02                17.3
       2001               55           582,021                9.0                3,619,216            6.22                10.5
       2002               28           779,372               12.0                3,164,340            4.06                 9.2
       2003                2             9,295                0.1                   64,301            6.92                 0.2
       2004                6           112,069                1.7                  619,202            5.53                 1.8
       2005                5            38,532                0.6                  316,250            8.21                 0.9
       2006                1           127,600                2.0                  575,476            4.51                 1.7
      2007+                0                --                0.0                       --              --                 0.0
 Total or average        634         6,468,483              100.0%            $ 34,468,743           $5.33               100.0%

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

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings -- None
Item 2.   Changes in Securities -- In connection with the acquisition of real estate, the Operating Partnership frequently issues Common Units to sellers of real estate in reliance on exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"). During the quarter ended June 30,
          1997, the Operating Partnership issued 39,960 Common Units in offerings exempt from the registration requirements of the Securities Act. The Operating Partnership exercised reasonable care to assure that each of the offerees of Common Units during the quarter ended June 30, 1997 were "accredited investors"
          under Rule 501 of the Securities Act and that the investors were not purchasing the Common Units with a view to their distribution. Specifically, the Operating Partnership relies on the exemptions provided by
          Section 4(2) of the Securities Act or Rule 506 of the rules promulgated by the Commission under the
          Securities Act.
Item 3.   Defaults Upon Senior Securities -- None
Item 4.   Submission of Matters to a Vote of Security Holders

     On July 29, 1997, the partners of the Operating Partnership, through which the Company conducts substantially all of its operations, approved an amendment (the "Amendment") to its agreement of limited partnership. A copy of the Amendment is filed as an exhibit to this Form 10-Q. The following summary of the Amendment does not purport to be complete and is qualified by the Amendment to which reference is made for a full description of the Amendment.
     The purpose of the Amendment is to clarify a limited partner's redemption right in the event of certain changes of control of the Company and enable limited partners to continue to hold Common Units in the Operating Partnership following such a change of control, thereby maintaining the tax basis in their Common Units.
     The Amendment sets forth a limited partner's redemption right in the event of certain changes of control of the Company. The covered changes of control (each, a "Trigger Event") are: (i) a merger involving the Company in which the Company is not the surviving entity; (ii) a merger involving the Company in which the Company is the survivor but all or part of the Company's shares are converted into securities of another entity or the right to receive cash; and
(iii) the transfer by the Company to another entity of substantially all of the assets or earning power of the Company or the Operating Partnership.
     Upon occurrence of a Trigger Event, the rights of a limited partner to receive a share of the Company's common stock (a "REIT Share") or cash equal to the fair market value of a REIT Share upon redemption of a Common Unit is converted into the right to receive a share (a "Replacement Share") or cash equal to the fair market value thereof of the acquiror or a parent of the acquiror. If the acquiror does not have publicly traded securities and a parent of the acquiror does, the publicly traded equity securities of the parent entity with the highest market capitalization will be the Replacement Shares. If neither the acquiror nor any parent has publicly traded equity securities, the Replacement Shares will be the equity securities of the entity with the highest market capitalization. The number of Replacement Shares to be received by a limited partner (or to be used to calculate the cash payment due) upon a redemption of Common Units shall be equal to the number of REIT Shares issuable prior to the Trigger Event multiplied by (i) the number of Replacement Shares the holder of a single REIT Share would have received as a result of the Trigger Event or, if the Replacement Shares have not been publicly traded for one year,
(ii) a fraction, the numerator of which is the Average Trading Price (as defined in the Amendment) of a REIT Share as of the Trigger Event and the denominator of which is the Average Trading Price of a Replacement Share as of the Trigger Event.
     If the acquiror in a Trigger Event is a REIT, it must make provision to preserve an operating partnership structure with terms no less favorable to the limited partners than currently in place. In addition, the Amendment provides that, if a distribution of cash or property is made in respect of a Replacement Share, the Operating Partnership will distribute the same amount in respect of a Common Unit as would have been received by a limited partner had such partner's Common Units been redeemed for Replacement Shares prior to such distribution.
     Because the Amendment requires an acquiror to make provision under certain circumstances to maintain the Operating Partnership structure and maintain a limited partner's right to continue to hold Common Units with future redemption rights, the Amendment could also have the effect of discouraging a third party from making an acquisition proposal for the Company.
     The provisions of the Amendment may only be waived or amended upon the consent of limited partners holding at least 75% of the Common Units (excluding those held by the Company).

     The final vote of the matter presented above was as follows:

                                                        FOR              AGAINST
                                                     6,763,944           205,848

Item 5.   Other Information -- None
Item 6.   Exhibits and Reports on Form 8-K -- None

(a) Exhibits

EXHIBIT NO.   DESCRIPTION
    10.1      Amendment to Amended and Restated Agreement of Limited Partnership of Highwoods/Forsyth Limited
               Partnership
    27        Financial Data Schedule

(b) Reports on Form 8-K -- None
                                       19

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                                          By: Highwoods Properties, Inc.
                                          its general partner
                                          /s/         RONALD P. GIBSON
                                                     RONALD P. GIBSON
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          /s/         CARMAN J. LIUZZO
                                                     CARMAN J. LIUZZO
                                                  CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL ACCOUNTING OFFICER)
Date: August 14, 1997
                                       20

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
    10.1      Amendment to Amended and Restated Agreement of Limited Partnership of Highwoods/Forsyth Limited
               Partnership
    27        Financial Data Schedule