Form 10-K
period 1997-12-31
HIGHWOODS FORSYTH L P
filed 1998-03-31
CIK 941713

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
     For the fiscal year ended December 31, 1997

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
     For the transition period from        to

Commission file number 333-31183-01


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

          Securities registered pursuant to Section 12(b) of the Act:



                                                 Name of Each Exchange on
             Title of Each Class                     Which Registered
---------------------------------------------   -------------------------
          6 3/4% Notes due December 1, 2003     New York Stock Exchange
              7% Notes due December 1, 2006     New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of Highwoods Properties, Inc. in connection with its Annual Meeting of Shareholders to be held May 14, 1998 are incorporated by reference in Part III Items 10, 11 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP


                               TABLE OF CONTENTS



 Item No.                                                                                   Page No.
----------                                                                                 ---------
                  PART I
  1.         Business ..................................................................   3
  2.         Properties ................................................................   10
  3.         Legal Proceedings .........................................................   24
  4.         Submission of Matters to a Vote of Security Holders .......................   24
    X.       Executive Officers of the Registrant ......................................   24
                  PART II
  5.         Market for Registrant's Equity and Related Security Holder Matters ........   25
  6.         Selected Financial Data ...................................................   25
  7.         Management's Discussion and Analysis of Financial Condition and Results
             of Operations .............................................................   27
  8.         Financial Statements and Supplementary Data ...............................   38
  9.         Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ......................................................   38
                  PART III
 10.         Directors and Executive Officers of the Registrant ........................   38
 11.         Executive Compensation ....................................................   38
 12.         Security Ownership of Certain Beneficial Owners and Management ............   38
 13.         Certain Relationships and Related Transactions ............................   38
                  PART IV
 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........   39

                                     PART I

ITEM 1. BUSINESS

General

     Highwoods/Forsyth Limited Partnership (the "Operating Partnership") is managed by its general partner, Highwoods Properties, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT") that began operations through a predecessor in 1978. Originally founded to oversee the development, leasing and management of the 201-acre Highwoods Office Center in Raleigh, North Carolina, the Operating Partnership has since evolved into one of the largest owners and operators of suburban office and industrial properties in the southeastern United States. As of December 31, 1997, the Operating Partnership owned a portfolio of 481 in-service office and industrial properties (the "Properties") and owned 718 acres (and had agreed to purchase an additional 512 acres) of undeveloped land suitable for future development (the "Development Land"). An additional 32 properties (the "Development Projects"), which will encompass approximately 3.3 million square feet, were under development as of December 31, 1997. The Properties consist of 342 suburban office properties and 139 industrial properties (including 73 service centers) located in 19 markets in North Carolina, Florida, Tennessee, Georgia, Virginia, South Carolina, Maryland and Alabama.

     The Operating Partnership is controlled by the Company as its sole general partner and, as of March 20, 1998, the Company owned approximately 83% of the common partnership interests (the "Common Units") in the Operating Partnership. The remaining Common Units are owned by limited partners (including certain officers and directors of the Company). Each Common Unit may be redeemed by the holder thereof for the cash value of one share of common stock, $.01 par value, of the Company (the "Common Stock") or, at the Company's option, one share (subject to certain adjustments) of Common Stock. With each such exchange, the number of Common Units owned by the Company and, therefore, the Company's percentage interest in the Operating Partnership, will increase.

     In addition to owning the Properties, the Development Projects and the Development Land, the Operating Partnership provides leasing, property management, real estate development, construction and miscellaneous tenant services for the Properties as well as for third parties. The Operating Partnership conducts its third-party fee-based services through Highwoods Tennessee Properties, Inc., a wholly owned subsidiary of the Company, and Highwoods Services, Inc., a subsidiary of the Operating Partnership.

     The Operating Partnership was formed in North Carolina in 1994. The Operating Partnership's executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604, and its telephone number is (919) 872-4924. The Operating Partnership also maintains regional offices in Winston-Salem and Charlotte, North Carolina; Richmond, Virginia; Baltimore, Maryland; Nashville and Memphis, Tennessee; Atlanta, Georgia; Tampa, Boca Raton, Tallahassee and Jacksonville, Florida; and South Florida.


Business Objectives and Strategy of the Operating Partnership

     The Operating Partnership seeks to maximize the total return to its Common Unit holders (i) through contractual increases in rental rates from existing leases, (ii) by renewing or re-leasing space with expiring leases at higher effective rental rates, (iii) by increasing occupancy levels in properties,
(iv) by acquiring new properties, (v) by developing new properties, including properties on the Development Land, and (vi) by providing a complete line of real estate services to the Operating Partnership's tenants and to third parties. The Operating Partnership believes that its in-house development, acquisition, construction management, leasing and management services allow it to respond to the many demands of its existing and potential tenant base, and enable it to provide its tenants cost-effective services such as build-to-suit construction and space modification, including tenant improvements and expansions. In addition, the breadth of the Operating Partnership's capabilities and resources provides it with market information not generally available and gives the Operating Partnership increased access to development, acquisition and management opportunities. The Operating Partnership believes that the operating efficiencies achieved through its fully integrated organization also provide a competitive advantage in setting its lease rates and pricing its other services.

     The Operating Partnership's strategy has been to focus its real estate activities in markets where it believes its extensive local knowledge gives it a competitive advantage over other real estate developers and operators. As the Operating Partnership has expanded into new markets, it has continued to maintain this localized approach by combining with local real estate operators with many years of development and management experience in their respective markets. Also, in making its acquisitions, the Operating Partnership has sought to employ those property-level managers who are experienced with the real estate operations and the local market relating to the acquired properties, resulting in approximately three-quarters of the portfolio currently being managed on a day-to-day basis by personnel that has had previous experience managing, leasing and/or developing those properties for which they are responsible.

     The Operating Partnership seeks to acquire suburban office and industrial properties at prices below replacement cost that offer attractive returns, including acquisitions of underperforming, high-quality assets in situations offering opportunities for the Operating Partnership to improve such assets' operating performance. In evaluating potential acquisition opportunities, the Operating Partnership will continue to rely on the extensive experience of its management and its research capabilities in considering a number of factors, including: (i) the location of the property, (ii) the construction quality and condition of the property, (iii) the occupancy and demand of properties of a similar type in the market and (iv) the ability of the property to generate returns at or above levels of expected growth. (See " -- Recent Developments" for a discussion of the Operating Partnership's acquisition and development activities during 1997.) The Operating Partnership also believes that the 1,230 acres of Development Land controlled as of December 31, 1997 should provide it with a competitive advantage in its future development activities.

     The Operating Partnership may from time to time acquire properties from property owners through the exchange of Common Units for the property owner's equity in the acquired property. As discussed above, each Common Unit received by these property owners is redeemable for cash from the Operating Partnership or, at the Company's option, one share of Common Stock. In connection with the transactions, the Operating Partnership may also assume outstanding indebtedness associated with the acquired properties. The Operating Partnership believes that this acquisition method may permit it to acquire properties at attractive prices from property owners wishing to enter into tax-deferred transactions. As of December 31, 1997, the Operating Partnership had acquired 235 properties using the foregoing method since its inception, comprising 16.4 million rentable square feet.

     The Operating Partnership is also committed to maintaining a capital structure that will allow it to grow through development and acquisition opportunities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Recent Developments

     Merger and Acquisition Activity. The following table summarizes the mergers and acquisitions completed during the year ended December 31, 1997 (dollars in thousands):


                                                            Acquisition    Number of     Rentable      Initial
Property                              Location             Closing Date   Properties   Square Feet       Cost
------------------------------------- ------------------- -------------- ------------ ------------- -------------
Century Center                        Atlanta               02/01/97           21       1,437,000    $  128,100
Anderson Properties                   Atlanta               02/01/97           28       1,914,000        61,800
Patewood I & II                       Greenville            03/01/97            2         117,000        11,900
3600 Glenwood Avenue                  Research Triangle     03/01/97            1          78,000        11,000
400 North Business Park               Atlanta               05/01/97            3          86,000         7,200
Kennestone Corporate Center           Atlanta               05/01/97            5          82,000         5,400
Oxford Lakes Business Center          Atlanta               05/01/97            2         102,000         8,000
Bluegrass Place 1                     Atlanta               08/29/97            1          69,000         2,500
Bluegrass Place 2                     Atlanta               08/29/97            1          72,000         3,000
Centrum Building                      Memphis               09/03/97            1          71,000         6,600
Pinebrook                             Charlotte             09/23/97            1          61,000         5,600
1765 The Exchange                     Atlanta               10/01/97            1          90,000         7,200
NationsBank Plaza                     Greenville            10/01/97            1         196,000        10,200
Associated Capital Properties, Inc.   Florida               10/01/97           84       6,410,000       617,000
Riparius Development Corporation      Baltimore             12/23/97            5         364,000        42,000
Shelton Portfolio                     Piedmont Triad        11/17/97            8         499,000        48,000
Smith Portfolio                       Tampa                 10/17/97            3         217,000        17,900
Triad Crow Portfolio                  Atlanta               12/04/97            2         267,000        39,300
Riverside Plaza                       Norfolk               10/31/97            1          87,000         7,700
Zurn Building                         Tampa                 11/01/97            1          74,000         5,400
Avion Building                        South Florida         11/17/97            1          67,000         5,200
Gulf Atlantic                         South Florida         12/12/97            1         135,000        11,300
100 Winner's Circle                   Nashville             12/15/97            1          72,000         8,700
Doral Financial Plaza                 South Florida         12/22/97            1         222,000        17,300
                                                                                             ----    ----------
                                                                              176      12,789,000    $1,088,300
                                                                              ===      ==========    ==========

     A significant portion of the Operating Partnership's growth during 1997 resulted from its expansion in existing markets, including the ACP Transaction, the Century Center Transaction and the Anderson Transaction (each as defined herein). The Operating Partnership also entered a new market, Baltimore, Maryland, as a result of the Riparius Transaction (as defined herein).

     Century Center Transaction. On January 9, 1997, the Operating Partnership acquired the 17-building Century Center Office Park, four affiliated industrial properties and 20 acres of land for development located in suburban Atlanta, Georgia (the "Century Center Transaction"). The properties total 1.6 million rentable square feet and, as of December 31, 1997, were 99% leased. The cost of the Century Center Transaction was $55.6 million in Common Units (valued at $29.25 per Common Unit, the market value of a share of Common Stock as of the signing of a letter of intent for the Century Center Transaction), the assumption of $19.4 million of secured debt and a cash payment of $53.1 million. All Common Units issued in the transaction are subject to restrictions on transfer and redemption. Such restrictions are scheduled to expire over a three-year period in equal annual installments commencing one year from the date of issuance.

     Century Center Office Park is located on approximately 77 acres, of which approximately 61 acres are controlled under long-term fixed rental ground leases that expire in 2058. The rent under the leases is approximately $180,000 per year with scheduled 10% increases in 1999 and 2009. The leases do not contain a right to purchase the subject land.

     Anderson Transaction. On February 12, 1997, the Operating Partnership acquired a portfolio of industrial, office and undeveloped properties in Atlanta from Anderson Properties, Inc. and affiliates (the "Anderson Transaction"). The Anderson Transaction involved 22 industrial properties and six office properties totaling 1.6 million rentable square feet, three industrial development projects totaling 402,000 square feet and 137 acres of land for development. The in-service properties were 94% leased as of December 31, 1997.


     The cost of the Anderson Transaction consisted of the issuance of $22.9 million of Common Units (valued at $29.25 per Common Unit, the market value of a share of Common Stock as of the signing of a letter of intent relating to the Anderson Transaction), the assumption of $7.8 million of mortgage debt and a cash payment of $37.7 million. The cash amount does not include $11.1 million paid to complete the three development projects. Approximately $5.5 million of the Common Units are Class B Common Units, which differ from other Common Units in that they are not eligible for cash distributions from the Operating Partnership. The Class B Common Units convert to regular Common Units in 25% annual installments commencing one year from the date of issuance. Prior to such conversion, such Common Units are not redeemable for cash or Common Stock. All other Common Units issued in the transaction are also subject to restrictions on transfer or redemption. Such lock-up restrictions expire over a three-year period in equal annual installments commencing one year from the date of issuance.

     ACP Transaction. In October of 1997, the Operating Partnership completed an acquisition (the "ACP Transaction") of Associated Capital Properties, Inc. ("ACP") involving a portfolio of 84 office properties encompassing 6.4 million rentable square feet (the "ACP Properties") and approximately 50 acres of land for development with a build-out capacity of 1.9 million square feet in six markets in Florida. At December 31, 1997, the ACP Properties were approximately 92% leased to approximately 1,100 tenants including IBM, the State of Florida, Prudential, Price Waterhouse, AT&T, GTE, Prosource, Lockheed Martin, NationsBank and Accustaff. Seventy-nine of the ACP Properties are located in suburban submarkets, with the remaining properties located in the central business districts of Orlando, Jacksonville and West Palm Beach.

     The cost of the ACP Transaction was valued at $617 million and consisted of the issuance of 2,955,238 Common Units (valued at $32.50 per Common Unit), the assumption of approximately $481 million of mortgage debt ($391 million of which was paid off by the Operating Partnership on the date of closing), the issuance of 117,617 shares of Common Stock (valued at $32.50 per share), a capital expense reserve of $11 million and a cash payment of approximately $24 million. All Common Units and Common Stock issued in the transaction are subject to restrictions on transfer or redemption that will expire over a three-year period. All lockup restrictions on the transfer of such Common Units or Common Stock issued to ACP and its affiliates expire in the event of a change of control of the Operating Partnership or a material adverse change in the financial condition of the Operating Partnership. Such restrictions also expire if James R. Heistand, the former president of ACP, is not appointed or elected as a director of the Company by October 7, 1998. Also in connection with the ACP Transaction, the Company issued to certain affiliates of ACP warrants to purchase 1,479,290 shares of the Common Stock at $32.50 per share, exercisable after October 1, 2002.

     Riparius Transaction. In closings on December 23, 1997 and January 8, 1998, the Operating Partnership completed an acquisition of Riparius Development Corporation in Baltimore, Maryland involving a portfolio of five office properties encompassing 369,000 square feet, two office development projects encompassing 235,000 square feet, 11 acres of development land and 101 additional acres of development land to be acquired over the next three years (the "Riparius Transaction"). As of December 31, 1997, the in-service properties acquired in the Riparius Transaction were 99% leased. The cost of the Riparius Transaction consisted of a cash payment of $43.6 million. In addition, the Operating Partnership has assumed the two office development projects with an anticipated cost of $26.2 million expected to be paid in 1998, and will pay out $23.9 million over the next three years for the 101 additional acres of development land.

     Garcia Transaction. For a discussion of the Operating Partnership's recent acquisition of substantially all of a property portfolio in Tampa, Florida (the "Garcia Transaction"), see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

Pending Acquisitions

     For a discussion of the Operating Partnership's proposed business combinations with J.C. Nichols Company, a publicly traded Kansas City real estate operator, and The Easton-Babcock Companies, a real estate owner and operator in Miami, Florida, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."


Development Activity

     The following table summarizes the 14 development projects placed in service during the year ended December 31, 1997 (dollars in thousands):

     Completed



                                                                  Date Placed      Number of       Rentable      Initial
Property                                   Location                in Service     Properties     Square Feet     Cost (1)
----------------------------------------   -------------------   -------------   ------------   -------------   ---------
Shockoe Alleghany Warehouse ............   Richmond                02/01/97            1            119,000     $19,300
NorthPark ..............................   Research Triangle       03/15/97            1             42,000       3,700
Centerpoint V ..........................   Columbia                04/11/97            1             20,000       1,700
Sycamore ...............................   Research Triangle       04/15/97            1             72,000       6,300
Chastain Place I .......................   Atlanta                 05/01/97            1            108,000       3,900
AirPark East-Simplex (Bldg. 6) .........   Piedmont Triad          05/02/97            1             13,000         800
Two Airpark East (Bldg. D) .............   Piedmont Triad          06/01/97            1             54,000       4,200
Airport Center I .......................   Richmond                08/01/97            1            142,000       6,300
Westshore III ..........................   Richmond                08/26/97            1             57,000       5,300
Highwoods Plaza II .....................   Nashville               09/02/97            1            102,000      10,400
The Richfood Building ..................   Richmond                09/05/97            1             76,000       7,300
R.F. Micro Devices .....................   Piedmont Triad          10/18/97            1             50,000       8,400
Highwoods Office Center At
  Southwind ............................   Memphis                 12/01/97            1             69,000       7,000
Grove Park .............................   Richmond                12/31/97            1             61,000       5,900
                                                                                                       ----     -------
  Total ................................                                              14          9,850,000     $90,500
                                                                                      ==          =========     =======

----------
(1) Initial Cost includes estimated amounts required to complete the project including tenant improvement costs.

     The Operating Partnership had 25 suburban office properties and seven industrial properties under development totaling 3.3 million square feet of office and industrial space at December 31, 1997. The following table summarizes these development projects as of December 31, 1997 (dollars in thousands):

     In process


                                                           Rentable    Estimated    Cost at   Pre-Leasing   Estimated
               Name                       Location       Square Feet     Costs     12/31/97   Percentage*   Completion
---------------------------------   ------------------- ------------- ----------- ---------- ------------- -----------
                                                                  (dollars in thousands)
Office Properties:
Ridgefield III                      Asheville                57,000    $  5,485    $ 1,638         --%        2Q98
2400 Century Center                 Atlanta                 135,000      16,195      6,527         --         2Q98
10 Glenlakes                        Atlanta                 254,000      35,135      3,360         --         4Q98
Automatic Data Processing           Baltimore               110,000      12,400      3,367        100         3Q98
Riparius Center at Owings Mills     Baltimore               125,000      13,800      2,393         --         2Q99
BB&T**                              Greenville               71,000       5,851         81        100         2Q98
Patewood VI                         Greenville              107,000      11,360      5,202         19         2Q98
Colonnade                           Memphis                  89,000       9,400      5,592         73         2Q98
Southwind C                         Memphis                  74,000       7,657      1,245         34         4Q98
Harpeth V                           Nashville                65,000       6,900      3,108         47         1Q98
Lakeview Ridge II                   Nashville                61,000       6,000      2,879         70         1Q98
Southpointe                         Nashville               104,000      10,878      4,254         26         2Q98
Concourse Center One                Piedmont Triad           86,000       8,415         --         --         1Q99
RMIC                                Piedmont Triad           90,000       7,650      3,971        100         2Q98
Clintrials                          Research Triangle       178,000      21,490     12,034        100         2Q98
Situs II                            Research Triangle        59,000       5,857      1,218         --         2Q98
Highwoods Centre                    Research Triangle        76,000       8,327        960         36         3Q98
Overlook                            Research Triangle        97,000      10,307      1,083         --         4Q98
Red Oak                             Research Triangle        65,000       6,394        568         --         3Q98
Rexwoods V                          Research Triangle        61,000       7,444      5,894         70         1Q98
Markel-American                     Richmond                106,000      10,650      5,226         52         2Q98
Highwoods V                         Richmond                 67,000       6,620      1,096        100         2Q98
Interstate Corporate Center**       Tampa                   309,000       8,600         40         23         4Q98
Intermedia (Sabal) Phase I          Tampa                   121,000      12,500      1,331        100         4Q98
Intermedia (Sabal) Phase II         Tampa                   121,000      13,000        662        100         1Q00
                                                            -------    --------    -------        ---
  Office Total or Weighted Average                          2,688,000    $268,315    $73,729         43%
                                                            =========    ========    =======        ===
Industrial Properties:
Chastain II & III                   Atlanta                 122,000    $  4,686    $ 1,359         --%        3Q98
Newpoint                            Atlanta                 119,000       4,660      3,224         20         1Q98
Tradeport 1                         Atlanta                  87,000       3,070      1,608         --         1Q98
Tradeport 2                         Atlanta                  87,000       3,070      1,608         --         1Q98
Air Park South Warehouse I          Piedmont Triad          100,000       2,929        545         90         1Q98
Airport Center II                   Richmond                 70,000       3,197      2,732         54         1Q98
                                                          ---------    --------    -------        ---
  Industrial Total or Weighted Average                        585,000    $ 21,612    $11,076         26%
                                                            =========    ========    =======        ===
  Total or Weighted Average of
   all Development Projects                               3,273,000    $289,927    $84,805         40%
                                                          =========    ========    =======        ===
Summary By Estimated
  Completion Date:
  First Quarter 1998                                        650,000    $ 37,270    $21,598         41%
  Second Quarter 1998                                     1,063,000     111,436     46,839         54
  Third Quarter 1998                                        373,000      31,807      6,254         37
  Fourth Quarter 1998                                       855,000      74,199      7,059         25
  First Quarter 1999                                         86,000       8,415         --         --
  Second Quarter 1999                                       125,000      13,800      2,393         --
  First Quarter 2000                                        121,000      13,000        662        100
                                                          ---------    --------    -------        ---
                                                          3,273,000    $289,927    $84,805         40%
                                                          =========    ========    =======        ===

----------
* Includes letters of intent

** Redevelopment projects

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


Employees

     As of December 31, 1997, the Operating Partnership employed 468 persons, as compared to 260 at December 31, 1996. The increase is primarily a result of the Operating Partnership's expansion within its existing markets and into Baltimore, Maryland.

ITEM 2. PROPERTIES
General

     The following table sets forth certain information about the Properties at December 31, 1997:



                                                                                     Percent of
                                                                        Rentable       Total        Annualized       Percent of
                              Office       Industrial        Total       Square       Rentable        Rental      Total Annualized
                            Properties   Properties (1)   Properties      Feet      Square Feet    Revenue (2)     Rental Revenue
                           ------------ ---------------- ------------ ------------ ------------- --------------- -----------------
Research Triangle, NC.....       69              4             73      4,686,120        15.2%    $ 65,314,092           17.9%
Atlanta, GA ..............       39             31             70      4,824,831        15.5       44,200,033           12.2
Tampa, FL ................       42             --             42      2,904,587         9.5       41,772,977           11.4
Piedmont Triad, NC .......       34             79            113      4,738,992        15.3       36,779,925           10.0
South Florida ............       27             --             27      2,384,044         7.8       36,511,089           10.0
Nashville, TN ............       15              3             18      1,821,485         5.9       27,183,735            7.4
Orlando, FL ..............       30             --             30      1,990,148         6.5       23,756,539            6.5
Jacksonville, FL .........       16             --             16      1,465,139         4.8       17,367,432            4.7
Charlotte, NC ............       15             16             31      1,428,590         4.7       15,158,758            4.1
Richmond, VA .............       20              2             22      1,278,726         4.2       14,348,878            3.9
Greenville, SC ...........        8              2             10      1,001,641         3.3       11,051,150            3.0
Memphis, TN ..............        9             --              9        606,549         2.0       10,033,045            2.7
Baltimore, MD ............        5             --              5        364,434         1.2        7,837,121            2.1
Columbia, SC .............        7             --              7        423,738         1.4        5,553,603            1.5
Tallahassee, FL ..........        1             --              1        244,676         0.8        3,372,355            0.9
Norfolk, VA ..............        2              1              3        265,857         0.9        2,843,389            0.8
Birmingham, AL ...........        1             --              1        115,289         0.4        1,795,236            0.5
Asheville, NC ............        1              1              2        124,177         0.4        1,180,068            0.3
Ft. Myers, FL ............        1             --              1         51,831         0.2          509,720            0.1
                                 --             --            ---      ---------       -----     ------------          -----
    Total ................      342            139            481     30,720,854       100.0%    $366,569,145          100.0%
                                ===            ===            ===     ==========       =====     ============          =====


                                               Office Properties     Industrial Properties (1)     Total or Weighted Average
                                              -------------------   ---------------------------   --------------------------
Total Annualized Rental Revenue (2) .........     $331,936,875              $34,632,270                 $ 366,569,145
Total rentable square feet ..................     23,841,565                6,879,289                      30,720,854
Percent leased ..............................             94%(3)                   93%(4)                          94%
Weighted average age (years) ................           12.2(5)                   11.4                           12.0

----------
(1) Includes 73 service center properties.

(2) Annualized Rental Revenue is December 1997 rental revenue (base rent plus operating expense pass throughs) multiplied by 12.

(3) Includes 47 single-tenant properties comprising 3.4 million rentable square feet and 378,000 rentable square feet leased but not occupied.

(4) Includes 24 single-tenant properties comprising 1.6 million rentable square feet and 27,000 rentable square feet leased but not occupied.

(5) Excludes the Comeau Building, which is a historical building constructed in 1926 and renovated in 1996.

     The following table sets forth certain information about the portfolio of in-service and development properties as of December 31, 1997 and 1996:



                                      December 31, 1997                            December 31, 1996
                         -------------------------------------------   ------------------------------------------
                            Number                         Percent        Number                        Percent
                              of           Rentable        Leased/          of           Rentable       Leased/
                          Properties     Square Feet     Pre-leased     Properties     Square Feet     Pre-leased
                         ------------   -------------   ------------   ------------   -------------   -----------
In-Service
  Office .............        342       23,842,000          94%             181       12,350,600          93%
  Industrial .........        139        6,879,000          93              111        5,104,600          90
                              ---       ----------          --              ---       ----------          --
   Total .............        481       30,721,000          94%             292       17,455,200          92%
                              ===       ==========          ==              ===       ==========          ==
Under Development
  Office .............         25        2,687,000          43%              12          825,000          52%
  Industrial .........          7          585,000          26                2          190,000          24
                              ---       ----------          --              ---       ----------          --
   Total .............         32        3,272,000          40%              14        1,015,000          46%
                              ===       ==========          ==              ===       ==========          ==
Total
  Office .............        367       26,529,000                          193       13,175,600
  Industrial .........        146        7,464,000                          113        5,294,600
                              ---       ----------                          ---       ----------
   Total .............        513       33,993,000                          306       18,470,200
                              ===       ==========                          ===       ==========

Tenants

     As of December 31, 1997, the Properties were leased to approximately 3,100 tenants, which engage in a wide variety of businesses. The following table sets forth information concerning the 20 largest tenants of the Properties as of December 31, 1997:


                                                                                                Percent of Total
                                                             Number          Annualized            Annualized
Tenant                                                     of Leases     Rental Revenue (1)      Rental Revenue
-------------------------------------------------------   -----------   --------------------   -----------------
 1. IBM ...............................................        13            $13,546,185               3.7%
 2. Federal Government ................................        45             12,059,353               3.3
 3. AT&T ..............................................        16              6,985,351               1.9
 4. Bell South ........................................        45              6,340,084               1.7
 5. State of Florida ..................................        22              5,215,070               1.4
 6. GTE ...............................................         6              2,995,422               0.8
 7. NationsBank .......................................        21              2,953,191               0.8
 8. First Citizens Bank & Trust .......................         8              2,887,811               0.8
 9. Bluecross & Blue Shield of South Carolina .........        10              2,554,517               0.7
10. MCI ...............................................        10              2,458,637               0.7
11. Prudential ........................................        13              2,412,640               0.7
12. Jacobs-Sirrene Engineers, Inc. ....................         1              2,235,550               0.6
13. Price Waterhouse ..................................         3              2,047,953               0.6
14. US Airways ........................................         4              2,033,940               0.6
15. Alex Brown & Sons .................................         1              1,943,070               0.5
16. H.L.P. Health Plan of Florida .....................         2              1,913,005               0.5
17. The Martin Agency, Inc. ...........................         1              1,863,504               0.5
18. Northern Telecom Inc. .............................         2              1,849,118               0.5
19. BB&T ..............................................         4              1,845,501               0.5
20. Clintrials ........................................         4              1,812,206               0.5
                                                               --            -----------              ----
     Total ............................................       231            $77,952,108              21.3%
                                                              ===            ===========              ====

----------
(1) Annualized Rental Revenue is December 1997 rental revenue (base rent plus operating expense pass throughs) multiplied by 12.

     The following tables set forth certain information about the Operating Partnership's leasing activities for the years ended December 31, 1997 and 1996.



                                                             1997                              1996
                                                -------------------------------   -------------------------------
                                                    Office         Industrial         Office         Industrial
                                                --------------   --------------   --------------   --------------
Net Effective Rents Related to Re-Leased
  Space:
Number of lease transactions (signed
  leases) ...................................            520              241              306              240
Rentable square footage leased ..............      2,531,393        1,958,539        1,158,563        2,302,151
Average per rentable square foot over the
  lease term:
  Base rent .................................    $    16.04        $    5.37        $   15.00        $    4.68
  Tenant improvements .......................         ( 1.06)           (0.22)          ( 0.93)           (0.15)
  Leasing commissions .......................         ( 0.39)           (0.13)          ( 0.31)           (0.10)
  Rent concessions ..........................         ( 0.01)           (0.01)              --               --
                                                 -----------       ----------       ----------       ----------
  Effective rent ............................    $    14.58        $    5.01        $   13.76        $    4.43
  Expense stop ..............................         ( 3.53)           (0.23)          ( 3.36)           (0.39)
                                                 -----------       ----------       ----------       ----------
  Equivalent effective net rent .............    $    11.05        $    4.78        $   10.40        $    4.04
                                                 ===========       ==========       ==========       ==========
Average term in years .......................              4                3                4                2
                                                 ===========       ==========       ==========       ==========
Rental Rate Trends:
Average final rate with expense pass
  throughs ..................................    $    13.78        $    5.08        $   13.64        $    4.41
Average first year cash rental rate .........    $    14.76        $    5.37        $   14.46        $    4.68
                                                 -----------       ----------       ----------       ----------
Percentage increase .........................           7.11%            5.71%            6.01%            6.12%
                                                 ===========       ==========       ==========       ==========
Capital Expenditures Related to
  Re-leased Space:
Tenant Improvements:
  Total dollars committed under signed
   leases ...................................    $11,443,099       $1,421,203       $4,496,523       $  685,880
  Rentable square feet ......................      2,531,393        1,958,539        1,158,563        2,302,151
                                                 -----------       ----------       ----------       ----------
  Per rentable square foot ..................    $     4.52        $    0.73        $    3.88        $    0.30
                                                 ===========       ==========       ==========       ==========
Leasing Commissions:
  Total dollars committed under signed
   leases ...................................    $ 4,247,280       $  890,280       $1,495,498       $  470,090
  Rentable square feet ......................      2,531,393        1,958,539        1,158,563        2,302,151
                                                 -----------       ----------       ----------       ----------
  Per rentable square foot ..................    $     1.68        $    0.45        $    1.29        $    0.20
                                                 ===========       ==========       ==========       ==========
Total:
  Total dollars committed under signed
   leases ...................................    $15,690,379       $2,311,483       $5,992,021       $1,155,970
  Rentable square feet ......................      2,531,393        1,958,539        1,158,563        2,302,151
                                                 -----------       ----------       ----------       ----------
  Per rentable square foot ..................    $     6.20        $    1.18        $    5.17        $    0.50
                                                 ===========       ==========       ==========       ==========

     The following tables set forth scheduled lease expirations for executed leases as of December 31, 1997, assuming no tenant exercises renewal options.


Office Properties:



                                                                                           Average         Percentage of
                                                                                            Annual         Leased Rents
                                 Total            Percentage of       Annual Rents       Rental Rate        Represented
   Year of                      Rentable      Leased Square Footage       Under           Per Square            by
    Lease       Number of     Square Feet         Represented by        Expiring           Foot for          Expiring
 Expiration       Leases        Expiring         Expiring Leases       Leases (1)      Expirations (1)        Leases
------------   -----------   -------------   ----------------------- --------------   -----------------   --------------
    1998            886       3,785,469                17.2%         $ 57,338,996         $  15.15              17.2%
    1999            627       3,144,551                14.3            47,330,017            15.05              14.3
    2000            684       3,532,083                16.0            54,111,857            15.32              16.3
    2001            413       3,077,007                13.9            47,164,815            15.33              14.2
    2002            410       3,131,735                14.2            47,142,775            15.05              14.2
    2003             86       1,227,155                 5.6            18,193,113            14.83               5.5
    2004             55         980,824                 4.4            16,840,214            17.17               5.1
    2005             39         817,786                 3.7            10,501,525            12.84               3.2
    2006             27         847,453                 3.8            11,936,405            14.09               3.6
    2007             18         535,012                 2.4             7,273,331            13.59               2.2
Thereafter           25         983,034                 4.5            14,103,828            14.35               4.2
                    ---       ---------               -----          ------------         --------             -----
  Total or
  average         3,270      22,062,109               100.0%         $331,936,876         $  15.05             100.0%
                  =====      ==========               =====          ============         ========             =====

Industrial Properties:



                                                                                            Average         Percentage of
                                                                                             Annual         Leased Rents
                                  Total            Percentage of       Annual Rents       Rental Rate        Represented
   Year of                       Rentable      Leased Square Footage       Under           Per Square            by
    Lease        Number of     Square Feet         Represented by        Expiring           Foot for          Expiring
  Expiration       Leases        Expiring         Expiring Leases       Leases (1)      Expirations (1)        Leases
-------------   -----------   -------------   ----------------------- --------------   -----------------   --------------
     1998           221       1,686,906                 26.2%         $ 9,247,354           $  5.48              26.7%
     1999           139       1,215,439                 19.0            6,500,284              5.35              18.8
     2000           123       1,223,412                 19.1            7,304,628              5.97              21.1
     2001            58         597,379                  9.3            3,523,569              5.90              10.2
     2002            54       1,159,283                 18.1            5,056,924              4.36              14.6
     2003             9          99,905                  1.6              760,152              7.61               2.2
     2004             5         104,369                  1.6              602,516              5.77               1.7
     2005             4          33,832                  0.5              289,380              8.55               0.8
     2006             2         196,600                  3.1              882,636              4.49               2.5
     2007            --              --                   --                   --                --                --
 Thereafter           1          95,545                  1.5              464,826              4.86               1.4
                    ---       ---------                -----          -----------           -------             -----
   Total or
   average          616       6,412,670                100.0%         $34,632,269           $  5.40             100.0%
                    ===       =========                =====          ===========           =======             =====

----------
(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.

Table of Properties

     The following table and the notes thereto set forth information regarding the Properties at December 31, 1997:



                                                               Percent
                                                             Occupied at          Tenants Leasing 25% or More
                           Building    Year     Rentable    December 31,           of Rentable Square Feet at
Property                   Type (1)   Built   Square Feet     1997(13)                 December 31, 1997
------------------------- ---------- ------- ------------- -------------- -------------------------------------------
Research Triangle, NC
-------------------------
Highwoods Office Center
 Amica                         O     1983         20,708         100%     Amica Mutual Insurance Co.
                                                                          Interface Technologies
 Arrowood                      O     1979         58,743         100      First Citizens Bank & Trust
 Aspen                         O     1980         36,796          87      Coopers & Lybrand
 Birchwood                     O     1983         12,748         100      Southlight, Inc., Donohoe Construction Co.
 Cedar East                    O     1981         40,552         100      Amerimark Building Products
 Cedar West                    O     1981         39,609         100      N/A
 Cottonwood                    O     1983         40,150         100      First Citizens Bank & Trust
 Cypress                       O     1980         39,003          90      GSA-Army Recruiters
 Dogwood                       O     1983         40,613         100      First Citizens Bank & Trust
 Global Software               O     1996         92,985         100      Global Software Inc.
 Hawthorn                      O     1987         63,797         100      Carolina Telephone & Telegraph
 Highwoods Tower               O     1991        185,446          98      Maupin, Taylor & Ellis
 Holly                         O     1984         20,186         100      Capital Associated Industries
 Ironwood                      O     1978         35,695          97      First Citizens Bank & Trust
 Kaiser                        O     1988         56,975         100      Kaiser Foundation Health
 Laurel                        O     1982         39,382         100      Ms. Terry Woods,
                                                                          First Citizens Bank & Trust
 Leatherwood                   O     1979         36,581          92      GAB Robins North America, Inc.
 Smoketree Tower               O     1984        150,341          98      N/A
Rexwoods Office Center
 2500 Blue Ridge               O     1982         61,594          97      Rex Hospital, Inc.
 Blue Ridge II                 O     1988         20,673         100      McGladrey & Pullen
 Rexwoods Center               O     1990         41,686         100      N/A
 Rexwoods II                   O     1993         20,845         100      Raleigh Neurology Clinic,
                                                                          Miller Building Corporation
 Rexwoods III                  O     1992         42,488         100      ARCADIS Geraghty & Miller, Inc.
 Rexwoods IV                   O     1995         42,331         100      N/A
Triangle Business Center
 Building 2A                   O     1984        102,400         100      Harris Semiconductor Corporation,
 Building 2B                   S     1984         32,000         100      Qualex Inc.
 Building 3                    O     1988        135,382         100      N/A
 Building 7                    O     1986        124,432          91      Broadband Technologies, Inc.
Progress Center
 Cape Fear                     O     1979         41,527         100      Intercardia, Inc.
 Catawba                       O     1980         40,578         100      GSA -- EPA
 Pamlico                       O     1980        104,773         100      Northern Telecom, Inc.
North Park
 4800 North Park               O     1985        168,016         100      IBM-PC Division
 4900 North Park               O     1984         32,339         100      N/A
 5000 North Park               O     1980         74,653          93      N/A
Creekstone Park
 Creekstone Crossing           O     1990         59,299         100      N/A
 Riverbirch                    O     1987         60,192         100      Quintiles, Inc.
 Sycamore                      O     1997         72,124          95      Northern Telecom Inc.
 Willow Oak                    O     1995         89,392         100      AT&T
Research Commons
 EPA Administration            O     1966         46,718         100      GSA-EPA
 EPA Annex                     O     1966        145,875         100      GSA-EPA
 4501 Building                 O     1985         56,566         100      Lockheed Martin
 4401 Building                 O     1987        117,436         100      Ericsson, GSA-NIH
 4301 Building                 O     1989         90,894         100      Glaxo Wellcome, Inc.
 4201 Building                 O     1991         83,481         100      GSA-EPA
Roxboro Road Portfolio
 Fairfield I                   O     1987         52,050          92      Reliance Insurance Company
 Fairfield II                  O     1989         59,954         100      Qualex, Inc.
 Qualex                        O     1985         67,000         100      Qualex, Inc.
 4101 Roxboro                  O     1984         56,000         100      Duke -- Cardiology
 4020 Roxboro                  O     1989         40,000         100      Duke -- Pediatrics
                                                                          Duke -- Cardiology

                                                                     Percent
                                                                   Occupied at         Tenants Leasing 25% or More
                                 Building    Year     Rentable    December 31,          of Rentable Square Feet at
Property                         Type (1)   Built  Square Feet      1997(13)                December 31, 1997
------------------------------- ---------- ------- ------------- -------------- -----------------------------------------
Six Forks Center
 Six Forks Center I                  O     1982         33,867          98%     Centura Bank, NY Life Ins. Co.
 Six Forks Center II                 O     1983         55,678          93      N/A
 Six Forks Center III                O     1987         60,814         100      EDS
ONCC
 Phase I                             S     1981        101,129          75      N/A
 "W" Building                        O     1983         91,335          79      Closure Medical Corporation
 3645 Trust Drive                    O     1984         50,652          74      Customer Access Resources, Inc.
 5220 Green's Dairy Road             O     1984         29,720         100      N/A
 5200 Green's Dairy Road             O     1984         18,317          32      N/A
 5301 Departure Drive                S     1984         84,899         100      ABB Power T&D Co., Inc.,
                                                                                Cardiovascular Diagnostics, Inc.
Other Research Triangle
Properties
 4000 Aerial Center                  O     1992         25,330           0      N/A
 Colony Corporate Center             O     1985         52,183          79      Rust Environmental &
                                                                                Infrastructure, Fujitsu
 Concourse                           O     1986        131,834         100      ClinTrials
 Cotton Building                     O     1972         40,035         100      Cotton Inc., Associated
                                                                                Insurances Inc.
 Expressway One Warehouse            I     1990         59,600          54      Number One Supply Corporation
 3600 Glenwood Avenue (2)            O     1986         78,008         100      Poyner & Spruill
 Healthsource                        O     1996        180,000         100      Healthsource N.C.
 Holiday Inn                         O     1984         30,000         100      Holiday Hospitality Corporation
 Lake Plaza East                     O     1984         71,339          93      N/A
 MSA                                 O     1996         55,219         100      Management Systems Associates
 Phoenix                             O     1990         26,449          91      Computer Intelligence, Inc.
 North Park Building One             O     1997         42,255          38      Medpartners Acquisition
 Situs I                             O     1996         59,255          95      BellSouth
 South Square I                      O     1988         56,401         100      Blue Cross and Blue Shield of SC
 South Square II                     O     1989         58,793         100      Blue Cross and Blue Shield of NC,
                                                       -------         ---
                                                                                Duke University
Total or Weighted Average                            4,686,120          95%
                                                     =========         ===
Atlanta, GA
-------------------------------
Oakbrook
 Oakbrook I                          S     1981        106,662         100      N/A
 Oakbrook II                         O     1983        141,938         100      Assetcare, Inc.
 Oakbrook III                        S     1984        164,297         100      N/A
 Oakbrook IV                         O     1985         89,102         100      N/A
 Oakbrook V                          O     1985        204,338         100      N/A
 6348 Northeast Expressway           I     1978         49,023         100      Quick Ship Holding, Inc.
 6438 Northeast Expressway           I     1981         43,024         100      Leather Creations, Inc., Roos, Inc.
 Chattahoochee Avenue                I     1970         62,095          82      N/A
 Corporate Lakes Dist Center         I     1988        235,595          99      Motorola Energy Products
 Cosmopolitan North                  O     1980        120,967          90      Wells Fargo Armored Services Corporation
 Gwinnett Distribution               I     1991        316,668          98      N/A
   Center
 Lavista Business Park               I     1973        216,200          94      N/A
 Norcross I,II                       I     1970         64,010         100      Sun Mi Chun
 Oakbrook Summitt                    I     1981        234,232         100      N/A
 Southside Distribution              I     1988        191,200          73      Coca-Cola
   Center
 Steel Drive                         I     1975         57,188          93      Ballistic Studios
Century Center
 1700 Century Circle                 O     1972         69,368          95      N/A
 1800 Century Boulevard              O     1975        279,491         100      Bell South
 1875 Century Boulevard (3)          O     1976         96,069         100      GSA
 1900 Century Boulevard (3)          O     1971         80,026          96      N/A
 2200 Century Parkway (3)            O     1971        143,088         100      N/A
 2600 Century Parkway (3)            O     1973         96,287         100      MBNA Marketing Systems, Inc., GSA
 2635 Century Parkway (3)            O     1980        210,066          99      GSA
 2800 Century Parkway (3)            O     1983        220,873         100      AT&T
Other Atlanta Properties
 1035 Fred Drive                     I     1973        100,187         100      The Tenstar Corporation
 1077 Fred Drive                     I     1973        105,600         100      Advanced Distribution Systems,
                                                                                International Paper
 5125 Fulton Industrial Blvd.        I     1973        149,386         100      Martin Brower Co.
 Fulton Corporate Center             I     1973        101,000          87      N/A

                                                                     Percent
                                                                   Occupied at       Tenants Leasing 25% or More
                                 Building    Year     Rentable    December 31,        of Rentable Square Feet at
Property                         Type (1)   Built  Square Feet      1997(13)              December 31, 1997
------------------------------- ---------- ------- ------------- -------------- -------------------------------------
 400 North Business Park             O     1985         85,756         100%     N/A
 Kennestone Corporate                O     1985         81,993         100      N/A
   Center
 Oxford Lakes Business               O     1985        102,446         100      Vanstar Corporation
   Center
 Chastain Place 1                    I     1997        108,000          50      Nailco Southeast, Inc.
 Bluegrass Place 1                   I     1995         69,000         100      Ebscaft, Inc.
 Bluegrass Place 2                   I     1996         72,000         100      Hansgrohe, Inc.
 1765 The Exchange                   O     1983         90,215          90      GA Waste Systems Inc.
 Two Point Royal                     O     1997        123,032          89      Hartford Fire Insurance Co., Textron
                                                                                Financial Corporation
 50 Glenlake                         O     1997        144,409          93      Hartford Fire Insurance Co
                                                       -------         ---
Total or Weighted Average                            4,824,831          96%
                                                     =========         ===
Tampa, FL
-------------------------------
Sabal Park
 Atrium                              O     1989        131,952         100      GTE Data Services, Inc.,
                                                                                Intermedia Communications
 Sabal Business Center VI            O     1988         99,136         100      Pharmacy Management
                                                                                Services, Inc.
 Progressive Insurance               O     1988         83,648         100      Progressive American
                                                                                Insurance Co.
 Sabal Business Center VII           O     1990         71,248         100      Beverly Enterprises, Inc.
 Sabal Business Center V             O     1988         60,578         100      Lebhar-Friedman Inc.
 Registry II                         O     1987         58,781          97      N/A
 Registry I                          O     1985         58,319          95      N/A
 Sabal Business Center IV (4)        O     1984         49,368         100      Phillips Educational Group of
                                                                                Central Florida, Inc.,
                                                                                TGC Home Health Care, Inc.
 Sabal Tech Center                   O     1989         48,220         100      Merck-Medco Managed Care
 Sabal Park Plaza                    O     1987         46,758         100      State of Florida Department
                                                                                of Revenue, ERM South, Inc.
 Sabal Lake Building                 O     1986         44,533         100      Warner Publisher Services,
                                                                                Inc.
 Sabal Business Center I             O     1982         39,866          85      N/A
 Sabal Business Center II            O     1984         32,736          64      Owen Ayres and Associates,
                                                                                Inc.
 Registry Square                     O     1988         26,568          91      Proctor & Redfern, Inc.
 Expo Building                       O     1981         25,600         100      Exposystems, Inc., Expodisplays
 Sabal Business Center III           O     1984         21,300         100      Progressive Insurance
Benjamin Center
 Benjamin Center #7                  O     1991         30,962         100      Basetec Office Systems, Inc.,
                                                                                Beers Construction
 Benjamin Center #9                  O     1989         38,405          79      First Image Management Co.
Tampa Bay Park
 Horizon (5)                         O     1980         92,073          91      IBM
 Lakeside (5)                        O     1978         91,545         100      American Portable Telecom
 Lakepointe I                        O     1986        229,524          98      IBM, Price Waterhouse
 Parkside (5)                        O     1979        102,046         100      IBM
 Pavillion (5)                       O     1982        144,166         100      IBM
 Spectrum                            O     1984        146,994         100      IBM
Other Tampa Properties
 Tower Place                         O     1988        181,179          96      N/A
 Day Care Center                     O     1986          8,000         100      Brookwood Academy Child Care
 5400 Gray Street                    O     1973          5,408         100      The Wackenhut Corporation
 Crossroads Office Center            O     1981         74,729          63      N/A
 Cypress West                        O     1985         64,977          82      Paradigm Communications, Inc.
 Feathersound II                     O     1986         79,972          98      N/A
 Fireman's Fund Building             O     1982         49,578          98      Fireman's Fund Insurance Co.,
                                                                                Pitney Bowes, Inc.
 Lakeside Technology Center          O     1984        146,663          94      NationsBank
 Grand Plaza                         O     1985        239,353          90      N/A
 Mariner Square                      O     1973         72,319          99      GSA
 Telecom Technology Center           O     1991        133,820         100      GTE
 Zurn Building                       O     1983         74,263         100      N/A
                                                       -------         ---      -------------------------------------
Total or Weighted Average                            2,904,587          96%
                                                     =========         ===

                                                               Percent
                                                             Occupied at      Tenants Leasing 25% or More
                           Building    Year     Rentable    December 31,      of Rentable Square Feet at
Property                   Type (1)   Built  Square Feet      1997(13)             December 31, 1997
------------------------- ---------- ------- ------------- -------------- ----------------------------------
Piedmont Triad, NC
-------------------------
Airpark East
 Highland Industries           S     1990         12,500         100%     Highland Industries, Inc.
 Service Center 1              S     1985         18,575          53      N/A
 Service Center 2              S     1985         19,125           0      N/A
 Service Center 3              S     1985         16,498         100      ECPI of Tidewater, VA
 Service Center 4              S     1985         16,500           0      N/A
 Copier Consultants            S     1990         20,000         100      Copier Consultants
 Service Court                 S     1990         12,600          81      N/A
 Building 01                   O     1990         24,423          79      Health & Hygiene
 Building 02                   O     1986         23,827         100      GSA-United States Postal Service
 Building 03                   O     1986         23,182          96      Time Warner, Lockheed Martin
 Building 06                   O     1997         12,500          62      Simplex Time Recorder Co.
 Building A                    O     1986         56,272         100      N/A
 Building B                    O     1988         54,088         100      GSA-United States Postal Service
 Building C                    O     1990        134,893          91      Daicore Life and Health Ins.
 Building D                    O     1997         54,007          90      Volvo
 Sears Cenfact                 O     1989         49,504         100      Sears
 Hewlett Packard               O     1996         15,000         100      Hewlett Packard Co.
 Inacom                        O     1996         12,620         100      Inacom Business Centers Inc.
 Warehouse 1                   I     1985         64,000         100      Guilford Business Forms, Inc.,
                                                                          Safelite Glass Corporation
 Warehouse 2                   I     1985         64,000          75      Volvo GM Heavy Truck Corporation,
                                                                          State Street Bank Realty
 Warehouse 3                   I     1986         57,600          93      US Air, Inc., Garlock, Inc.
 Warehouse 4                   I     1988         54,000         100      First Data Resources, Inc.,
                                                                          Microdyne Systems, Inc.
Airpark North
 DC-1                          I     1986        112,000         100      VSA, Inc.
 DC-2                          I     1987        111,905         100      Sears
                                                                          Electric South
 DC-3                          I     1988         75,000         100      Continuous Forms & Checks, Inc.,
                                                                          Liberty of NC
 DC-4                          I     1988         60,000           0      N/A
Airpark West
 Airpark I                     O     1984         60,000         100      Volvo GM Heavy Truck Corp.
 Airpark II                    O     1985         45,680          67      Volvo GM Heavy Truck Corp.
 Airpark IV                    O     1985         22,612         100      Max Radio of Greensboro
 Airpark V                     O     1985         21,923          46      N/A
 Airpark VI                    O     1985         22,097          94      Brookstone College, Anacomp
West Point Business Park
 BMF Warehouse                 I     1986        240,000         100      Sara Lee Knit Products, Inc.
 WP-11                         I     1988         89,600         100      N.C. Record Control Centers,
                                                                          Walt Klein & Associates
 WP-12                         I     1988         89,600         100      Norel Plastics, Sara Lee
 WP-13                         I     1988         89,600         100      Sara Lee Knit Products, Inc.
 WP-3 & 4                      S     1988         18,059         100      Pediatric Services of America,
                                                                          Rayco Safety, Inc.
 WP-5                          S     1995         26,282         100      Cardinal Health, Inc.
 Fairchild Building            I     1990         89,000         100      Fairchild Industrial Products
 LUWA Bahnson Building         O     1990         27,000         100      Luwa Bahnson, Inc.
University Commercial
Center
 W-1                           I     1983         44,400         100      Lantal Corp.
 W-2                           I     1983         46,500         100      Paper Supply Company
 SR-1                          S     1983         23,112         100      N/A
 SR-2 01/02                    S     1983         17,282         100      Decision Point Marketing
 SR-3                          S     1984         23,925          80      Decision Point Marketing
 Building 03                   O     1985         37,077          61      N/A
 Building 04                   O     1986         34,470          94      Telespectrum Worldwide, Inc.
Knollwood Office Center
 370 Knollwood                 O     1994         90,315         100      Krispy Kreme, Prudential
                                                                          Carolinas Realty
 380 Knollwood                 O     1990        164,179         100      N/A
Stoneleigh Business Park
 7327 W. Friendly Ave.         S     1987         11,180          90      Sprint, Salem Imaging
 7339 W. Friendly Ave.         S     1989         11,784         100      Medical Endoscopy Service,
                                                                          R.F. Micro Devices
 7341 W. Friendly Ave.         S     1988         21,048          91      R.F. Micro Devices

                                                                    Percent
                                                                  Occupied at         Tenants Leasing 25% or More
                                Building    Year     Rentable    December 31,         of Rentable Square Feet at
Property                        Type (1)   Built  Square Feet      1997(13)                December 31, 1997
------------------------------ ---------- ------- ------------- -------------- ----------------------------------------
 7343 W. Friendly Ave.              S     1988         13,463         100%     Executone Information Systems
 7345 W. Friendly Ave.              S     1988         12,300         100      Rule Manufacturing
 7347 W. Friendly Ave.              S     1988         17,978          93      Carter & Associates, Surf Air
 7349 W. Friendly Ave.              S     1988          9,840         100      Ardratech, Inc., Anderson & Associates
 7351 W. Friendly Ave.              S     1988         19,723         100      ACT MEDIA, Inc., Corporate Express,
                                                                               Heritage Capital
 7353 W. Friendly Ave.              S     1988         22,826         100      Office Equipment Wholesalers, United
                                                                               Dominion Industries
 7355 W. Friendly Ave.              S     1988         13,296         100      R.F. Micro Devices
Spring Garden Plaza
 4000 Spring Garden St.             S     1983         21,773          91      Lighting Creations, Inc.
 4002 Spring Garden St.             S     1983          6,684         100      Reynolds & Reynolds
 4004 Spring Garden St.             S     1983         23,724          92      N/A
Pomona Center -- Phase I
 7 Dundas Circle                    S     1986         14,184          91      N/A
 8 Dundas Circle                    S     1986         16,488         100      N/A
 9 Dundas Circle                    S     1986          9,972          43      Netcom Cabling, Inc.
Pomona Center -- Phase II
 302 Pomona Dr.                     S     1987         16,488         100      N/A
 304 Pomona Dr.                     S     1987          4,344         100      Fortune Personnel
                                                                               Consultants, OEC Fluid Handling, Inc.
 306 Pomona Dr.                     S     1987          9,840          75      Aqua Science
 308 Pomona Dr.                     S     1987         14,184         100      N/A
 5 Dundas Circle                    S     1987         14,184          91      Engineering Consulting SV
Westgate on
Wendover -- Phase I
 305 South Westgate Dr.             S     1985          4,608         100      Alarmguard Security, Inc., The Computer
                                                                               Store, Inc.
 307 South Westgate Dr.             S     1985         12,672         100      Incutech, Inc.
 309 South Westgate Dr.             S     1985         12,960          44      GEODAX Technology, Inc.,
                                                                               Earth Tech, Inc.
 311 South Westgate Dr.             S     1985         14,400         110      N/A
 315 South Westgate Dr.             S     1985         10,368          78      N/A
 317 South Westgate Dr.             S     1985         15,552          93      N/A
 319 South Westgate Dr.             S     1985         10,368          78      N/A
Westgate on
Wendover -- Phase II
 206 South Westgate Dr.             S     1986         17,376         100      Home Care of the Central
                                                                               Carolinas
 207 South Westgate Dr.             S     1986         26,448         100      Health Equipment Services
 300 South Westgate Dr.             S     1986         12,960          87      Health Equipment Services
 4600 Dundas Circle                 S     1985         11,922           0      N/A
 4602 Dundas Circle                 S     1985         13,017          61      Four Seasons Apparel Co.
Radar Road
 500 Radar Rd.                      I     1981         78,000         100      N/A
 502 Radar Rd.                      I     1986         15,000         100      East Texas Distributing, Inc.
 504 Radar Rd.                      I     1986         15,000         100      Techno Craft, Inc.,
                                                                               Dayva Industries
 506 Radar Rd.                      I     1986         15,000         100      D&N International, Inc.
                                                                               American Coatings of VA,
                                                                               Wentworth Textiles
Holden/85 Business Park
 2616 Phoenix Dr.                   I     1985         31,894         100      Pliana, Inc.
 2606 Phoenix Dr. -- 100            S     1989         15,000         100      Piedmont Plastics, Inc., Rexam
                                                                               Flexible Packaging Corporation
 2606 Phoenix Dr. -- 200            S     1989         15,000         100      REHAU, Inc.,
                                                                               Reynolds Renovations
 2606 Phoenix Dr. -- 300            S     1989          7,380         100      N/A
 2606 Phoenix Dr. -- 400            S     1989         12,300          90      Spectrum Financial Systems
 2606 Phoenix Dr. -- 500            S     1989         15,180         100      The Record Exchange, Inc.
 2606 Phoenix Dr. -- 600            S     1989         18,540          70      Faith & Victory Church
Industrial Village
 7906 Industrial Village Rd.        I     1985         15,000         100      Texas Aluminum Industries
 7908 Industrial Village Rd.        I     1985         15,000         100      Air Express, Pharmagraphics Holdings
 7910 Industrial Village Rd.        I     1985         15,000         100      Wadkin North America, Inc.
Consolidated Center
 Consolidated Center I              O     1983         40,000         100      Bali
 Consolidated Center II             O     1983         60,000          92      Bali,  Aon Risk Services
 Consolidated Center III            O     1989         50,775          96      Lowes, Shelco, Inc.
 Consolidated Center IV             O     1989         29,312         100      Medcost, Inc.

                                                                          Percent
                                                                        Occupied at        Tenants Leasing 25% or More
                                 Building      Year        Rentable    December 31,         of Rentable Square Feet at
Property                         Type (1)      Built    Square Feet      1997(13)               December 31, 1997
------------------------------- ---------- ------------ ------------- -------------- ---------------------------------------
Other Piedmont Triad
Properties
 101 S. Stratford                    O           1986        78,194         100%     First Union, Triad
                                                                                     Guaranty Ins. Corporation
 6348 Burnt Poplar                   I           1990       125,000         100      Sears
 6350 Burnt Poplar                   I           1992        57,600         100      Industries for the Blind
 Champion Madison Park II            O           1993       105,723         100      Champion
 Deep River I                        O           1989        78,094          78      N/A
 Forsyth I                           O           1985        52,922          94      Management Directions
 Regency One                         I           1996       127,600         100      New Breed Leasing Corporation
 Regency Two                         I           1996        96,000         100      Duorr Medical Corporation
 R.F. Micro Devices                  O           1997        49,505         100      R.F. Micro Devices
 Stratford                           O           1991       135,533          88      BB&T
 Chesapeake                          I           1993       250,000         100      Chesapeake Display &
                                                                                     Packaging
 USAIR Buildings                     O      1970-1987       134,555         100      US AIR
 3288 Robinhood                      O           1989        19,599         100      N/A
                                                          ---------         ---
Total or Weighted Average                                 4,738,992          93%
                                                          =========         ===
South Florida
-------------------------------
 1800 Eller Drive (6)                O           1983       103,440          87      Renaissance Cruises
 2828 Coral Way Building             O           1985        64,000          96      Spanish Radio Network
 Atrium At Coral Gables              O           1984       164,528         100      Prosource
 Atrium West                         O           1983        92,014          93      GSA
 Avion Building                      O           1985        66,908          91      N/A
 Centrum Plaza                       O           1988        40,938          98      N/A
 Comeau Building                     O           1926        87,302          66      N/A
 Corporate Square                    O           1981        87,823          95      N/A
 Dadeland Office Complex             O           1972       240,148          86      N/A
 Design Center Plaza                 O           1982        57,500          94      Carnival Air Lines, Inc.
 Doral Financial Plaza               O           1987       222,000          72      Sun Bank
 Emerald Hills Plaza I               O           1979        63,401          94      N/A
 Emerald Hills Plaza II              O           1979        74,218          76      Sheridan Health Corp
 Gulf Atlantic (7)                   O           1986       134,776          97      N/A
 Highwoods Plaza                     O           1980        80,260         100      N/A
 Highwoods Square                    O           1989       148,945          99      N/A
 One Boca Place                      O           1987       277,630          94      N/A
 Palm Beach Gardens Office           O           1984        67,657          95      N/A
   Park
 Pine Island Commons                 O           1985        60,810          74      N/A
 Venture Corporate Center I          O           1982        82,224          96      Conroy, Simberg & Lewis
 Venture Corporate Center II         O           1982        83,737          97      H.I.P. Health Plan Of Florida, Michael
                                                                                     Swerdlow Companies
 Venture Corporate Center III        O           1982        83,785         100      H.I.P. Health Plan of Florida
                                                          ---------         ---
                                                          2,384,044          90%
                                                          =========         ===
Nashville, TN
-------------------------------
Maryland Farms
 Eastpark 1                          O           1978        29,797         100      Brentwood Music, Volunteer
                                                                                     Credit Corporation
 Eastpark 2                          O           1978        85,516         100      PMT Services, Inc.
 Eastpark 3                          O           1978        77,480         100      N/A
 Harpeth II                          O           1984        78,220         100      N/A
 Harpeth III                         O           1987        78,989         100      Alcoa Fujikura Ltd.
 Harpeth IV                          O           1989        77,694         100      USF&G, L.M. Berry Co.
 Highwoods Plaza I                   O           1996       102,593         100      TCS Management Group, Inc.
 Highwoods Plaza II                  O           1997       102,052         100      TCS Management Group, Inc.,
                                                                                     Windy Hill Pet Food Co.
 EMI/Sparrow                         O           1982        59,656         100      EMI Christian Music Group
 5310 Maryland Way                   O           1994        76,615         100      Bell South
Grassmere
 Grassmere I                         S           1984        87,902         100      Contel Cellular of Nashville, Inc.
 Grassmere II                        S           1985       145,092          90      N/A
 Grassmere III                       S           1990       103,000         100      Harris Graphics Corporation

                                                                          Percent
                                                                        Occupied at         Tenants Leasing 25% or More
                                 Building      Year        Rentable    December 31,          of Rentable Square Feet at
Property                         Type (1)      Built    Square Feet      1997(13)                December 31, 1997
------------------------------- ---------- ------------ ------------- -------------- -----------------------------------------
Other Nashville Properties
 Century City Plaza I                O           1987        56,161          96%     N/A
 Lakeview                            O           1986        99,722         100      The Kroger Co.
 3401 Westend                        O           1982       255,137          99      N/A
 BNA                                 O           1985       234,198          98      N/A
 100 Winner's Circle                 O           1987        71,661         100      American Color Graphics, McDonald's
                                                          ---------         ---
Total or Weighted Average                                 1,821,485          98%
                                                          =========         ===
Orlando, FL
-------------------------------
 Metrowest I                         O           1988       102,019         100      Hilton Grand Vacation Co.
 Southwest Corporate Center          O           1984        98,777         100      Walt Disney World Co.
 Campus Crusade                      O           1990       165,000         100      Campus Crusade For Christ
 ACP-W                               O      1966-1992       315,515          85      AT&T
 Corporate Square (8)                O           1971        46,915          96      L.J. Norarse, Valencia Community College
 Executive Point Towers              O           1978       123,038          87      AT&T
 Lakeview Office Park                O           1975       212,443          91      N/A
 2699 Lee Road (9)                   O           1974        86,464          97      N/A
 One Winter Park                     O           1982        62,564          97      N/A
 The Palladium                       O           1988        72,278         100      Westinghouse Electric
 201 Pine Street                     O           1980       241,601          95      N/A
 Premiere Point North                O           1983        47,871          96      Muscato Corporation
 Premiere Point South                O           1983        47,581          95      N/A
 Shoppes Of Interlachen              O           1987        49,705          89      N/A
 Signature Plaza                     O           1986       272,931          83      N/A
 Skyline Plaza                       O           1985        45,446          98      Hubbard Construction Co.
                                                          ---------         ---
Total or Weighted Average                                 1,990,148          92%
                                                          =========         ===
Jacksonville, FL
-------------------------------
 Towermarc Plaza                     O           1991        50,624         100      Aetna Casualty
 Belfort Park I                      O           1988        63,925          92      Acr Systems, Inc.
 Belfort Park II                     O           1988        56,633          90      Media One
 Belfort Park III                    O           1988        84,294          89      Xomed, Inc.
 Cigna Building                      O           1972        39,078          74      Insurance Co. of North America
 Harry James Building                O           1982        31,056         100      Aon
 Independent Square                  O           1975       639,358          89      N/A
 Three Oaks Plaza                    O           1972       257,028          95      N/A
 Reflections                         O           1985       114,992          96      N/A
 Southpoint Office Building          O           1980        56,836          92      N/A
 100 West Bay Street Building        O           1964        71,315          74      Life Of The South Insurance
                                                          ---------         ---
Total or Weighted Average                                 1,465,139          90%
                                                          =========         ===
Charlotte, NC
-------------------------------
Steele Creek Park
 Building A                          I           1989        42,500         100      Comer MFG
 Building B                          I           1985        15,031         100      Pumps Parts & Services
 Building E                          I           1985        38,697         100      Bradman-Lake, Inc., Atlas Die, Inc.
 Building G-1                        I           1989        22,500          44      Safewaste Corporation
 Building H                          I           1987        53,614          64      Sugravo Rallis Engraving, Inc.
 Building K                          I           1985        19,400         100      Queen City Plastics, Inc.
Highwoods/Forsyth
Business Park
 4101 Stuart Andrew Blvd.            S           1984        11,573         100      N/A
 4105 Stuart Andrew Blvd.            S           1984         4,340         100      Re-Directions, Inc., Daltile,
                                                                                     G & E Engineering
 4109 Stuart Andrew Blvd.            S           1984        14,783         100      N/A
 4201 Stuart Andrew Blvd.            S           1982        19,004         100      Medstaff Contract Nursing
 4205 Stuart Andrew Blvd.            S           1982        23,042         100      Sunbelt Video, Inc.
 4209 Stuart Andrew Blvd.            S           1982        15,578         100      N/A
 4215 Stuart Andrew Blvd.            S           1982        23,372          98      Rodan, Inc.
 4301 Stuart Andrew Blvd.            S           1982        38,662          99      Circle K
 4321 Stuart Andrew Blvd.            S           1982        12,018          83      Dilan
Parkway Plaza
 Building 1                          O           1982        57,584          99      BASF Corporation
 Building 2                          O           1983        87,314          70      N/A
 Building 3                          O           1984        81,821          93      N/A
 Building 6 (10)                     O           1996        40,708         100      Hewlett-Packard
 Building 7 (11)                     O           1985        60,722         100      Barclays American Mortgage
 Building 8 (11)                     O           1986        40,615         100      Barclays American Mortgage
 Building 9 (11)                     I           1984       110,000         100      BB&T

                                                                  Percent
                                                                Occupied at            Tenants Leasing 25% or More
                              Building    Year     Rentable    December 31,            of Rentable Square Feet at
Property                      Type (1)   Built  Square Feet      1997(13)                   December 31, 1997
---------------------------- ---------- ------- ------------- -------------- ----------------------------------------------
Oakhill Business Park
 Twin Oaks                        O     1985         97,115          88%     Springs Industries, Inc.
 Water Oak                        O     1985         95,636          97      N/A
 Scarlet Oak                      O     1982         76,584          87      Krueger Ringier, Inc.
 English Oak                      O     1984         54,865         100      The Employers Association of
                                                                             the Carolinas
 Willow Oak                       O     1982         36,560           0      N/A
 Laurel Oak                       O     1984         34,536         100      Paramount Parks Inc.,
                                                                             Woolpert Consultants, AG
 Live Oak                         O     1989         82,431          97      CHF Industries
Other Charlotte Properties
 First Citizens                   O     1989         57,171          64      N/A
 Pinebrook                        O     1986         60,814          95      Keycorp Corporate Real Estate
                                                   --------         ---
Total or Weighted Average                         1,428,590          89%
                                                  =========         ===
Richmond, VA
----------------------------
Innsbrook Office Center
 Liberty Mutual                   O     1990         57,915         100      Capital One, Liberty Mutual
 Markel American                  O     1988         38,867          91      Mark IV Realty Corporation
 Proctor-Silex                    O     1986         58,366         100      Proctor-Silex, Inc.
 Vantage Place I                  O     1987         13,584         100      Rountrey and Associates, Spencer Printing Co.
 Vantage Place II                 O     1987         14,822         100      Government Entities
 Vantage Place III                O     1988         14,389         100      Broughton Systems, Inc.
 Vantage Place IV                 O     1988         13,441          35      Cemetary Mgmt.
 Vantage Point                    O     1990         64,898          86      EDS, Nationwide Insurance
 Innsbrook Tech I                 S     1991         18,350          89      Air Specialists of VA
 DEQ Technology Center            O     1991         53,554          93      FirstHealth, Dept. of Environmental Quality
 DEQ Office                       O     1991         70,423         100      Circuit City
 Aetna                            O     1989         99,209          97      N/A
 Highwoods One                    O     1996        124,375         100      Amtec Technologies, Dynex Capital
Technology Park
 Virginia Center                  O     1985        119,672          90      N/A
Other Richmond Properties
 Westshore I                      O     1995         18,775         100      Snyder Hunt Corporation
 Westshore II                     O     1995         27,714         100      Hewlett-Packard
 Westshore III                    O     1997         56,500          56      K-Line America,Inc.
 Shockoe Alleghany                O     1996        118,518         100      The Martin Agency, Inc.
   Warehouse
 Airport Center 1                 I     1997        141,613         100      Federal Express, Stone
                                                                             Container Corporation
 The Richfood Building            O     1997         75,618          80      N/A
 Grove Park                       O     1997         61,258          10      N/A
 East Cary Street                 O     1987         16,865          66      Butler, Macon Et. Al.
                                                   --------         ---
Total or Weighted Average                         1,278,726          89%
                                                  =========         ===
Greenville, SC
----------------------------
Brookfield Corporate
Center
 Brookfield-Jacobs-Sirrine        O     1990        228,345         100      Jacobs-Sirrine Engineers, Inc.
 Brookfield Plaza                 O     1987        117,982          94      CSC Continuum, Inc.
 Brookfield-YMCA                  S     1990         15,500          46      Kids & Company at Pelham
                                                                             Falls, Inc.
Patewood Plaza Office Park
 Patewood Business Center         S     1983        103,302          92      N/A
 Patewood V                       O     1990        100,187         100      Bell Atlantic Mobile Systems,
                                                                             Inc., PYA/Monarch, Inc.
 Patewood IV                      O     1989         61,649         100      MCI
 Patewood III                     O     1989         61,539          94      MCI
 Patewood I                       O     1985         57,136         100      Metropolitan Life Ins. Co
 Patewood II                      O     1987         60,168          79      Coats & Clark, Inc.
Other Greenville Properties
 NationsBank Plaza (12)           O     1973        195,833          79      N/A
                                                   --------         ---
Total or Weighted Average                         1,001,641          91%
                                                  =========         ===
Memphis, TN
----------------------------
Southwind
 Office Center "A"                O     1991         62,179         100      Promus Hotels, Inc.
 Office Center "B"                O     1990         61,860          64      N/A
 Highwoods Office Center          O     1997         69,023          66      Check Solutions

                                                                     Percent
                                                                   Occupied at      Tenants Leasing 25% or More
                                 Building    Year     Rentable    December 31,      of Rentable Square Feet at
Property                         Type (1)   Built  Square Feet      1997(13)             December 31, 1997
------------------------------- ---------- ------- ------------- -------------- ----------------------------------
Other Memphis Properties
 Atrium I                            O     1984         42,124         100%     Baptist Memorial Health Care
 Atrium II                           O     1984         42,099         100      Mueller Streamline Co.
 International Place Phase II        O     1988        208,014          94      International Paper Company
 Kirby Centre                        O     1984         32,007         100      Financial Federal Savings Bank,
                                                                                Union Central Life
                                                                                Insurance Co.
 Medical Properties, Inc.            O     1988         18,079         100      Health Tech Affiliates, Inc.
 Centrum Building                    O     1979         71,164          96      NationsBank
                                                      --------         ---
Total or Weighted Average                              606,549          90%
                                                    ==========         ===
Baltimore
-------------------------------
 9690 Deereco Road                   O     1989        132,835          99      N/A
 375 West Padonia Road (The          O     1986        100,800          99      N/A
   Atrium)
 Business Center at Owings           O     1989         43,753          99      N/A
   Mills 7
 Business Center at Owings           O     1989         39,195          99      N/A
   Mills 8
 Business Center at Owings           O     1988         47,851          99      N/A
                                                      --------         ---
   Mills 9
                                                       364,434          99%
                                                    ==========         ===
Columbia, SC
-------------------------------
Fontaine Business Center
 Fontaine I                          O     1985         98,100          99      Blue Cross and Blue Shield of
                                                                                S.C.
 Fontaine II                         O     1987         72,468         100      Blue Cross and Blue Shield of
                                                                                S.C.
 Fontaine III                        O     1988         57,888         100      Companion Health Care Corporation
 Fontaine V                          O     1990         21,107         100      Roche Biomedical
                                                                                Laboratories, Inc.
Other Columbia Properties
 Center Point I                      O     1988         72,565          93      Sedgewick James of South
                                                                                Carolina, Inc., Alltel Mobile
                                                                                Communication
 Center Point II                     O     1996         81,466          46      Bell South
 Center Point V                      O     1997         20,144          63      DS Atlantic Corporation,
                                                      --------         ---
                                                                                Hewlett Packard
Total or Weighted Average                              423,738          86%
                                                    ==========         ===
Tallahassee
-------------------------------
 Blair Stone Building                O     1994        244,676         100%     State of Florida
                                                      ========         ===
Norfolk, VA
-------------------------------
 Battlefield I                       S     1987         97,633         100      Kasei Memory Products, Inc.
 Greenbrier Business Center          O     1984         81,194         100      Canon Computer Systems,
                                                                                Inc., Roche Biomedical
                                                                                Laboratories, Inc.
 Riverside Plaza                     O     1988         87,030          93      First Hospital Corporation
                                                      --------         ---
Total or Weighted Average                              265,857          98%
                                                    ==========         ===
Birmingham, AL
-------------------------------
 Grandview I                         O     1989        115,289         100%     N/A
                                                      ========         ===
Asheville, NC
-------------------------------
 Ridgefield 300                      O     1989         63,500         100      N/A
 Ridgefield 200                      S     1987         60,677         100      Medical Business Resource
                                                      --------         ---
Total or Weighted Average                              124,177         100%
                                                    ==========         ===
Ft Myers
-------------------------------
 Sunrise Office Center               O     1974         51,831          67%     N/A
                                                      ========         ===      ==================================
Total or Weighted Average
 of All Properties                                  30,720,854          94%
                                                    ==========         ===

----------
 (1) I = Industrial, S = Service Center and O = Office.

 (2) The property is subject to a land lease expiring August 31, 2023. Rental payments on this lease are to be adjusted in 1998 and 2013 based on the consumer price index. The Operating Partnership has a right of first refusal to purchase the leased land during the lease term.

 (3) The six properties are subject to land leases expiring December 31, 2058.

 (4) The property is subject to a ground lease expiring May 31, 2002.

 (5) The four properties are subject to land leases expiring December 31, 2058. Rental payments on these leases are adjusted yearly based on a stated percentage of each property's cash flow over a base amount.

 (6) The property is subject to a ground lease expiring January 31, 2031. Rental payments on this lease are to be adjusted every five years based on the consumer price index.

 (7) The property is subject to a ground lease expiring February 14, 2033.

 (8) The property is subject to a ground lease expiring November 30, 2036. Rental payments on this lease are to be adjusted every five years based on the consumer price index.

 (9) The property is subject to a ground lease expiring May 25, 2020.

(10) The property is subject to a land lease expiring December 31, 2071.

(11) The three properties are subject to a ground lease expiring December 31, 2082. The Operating Partnership has the option to purchase the land during the lease term at the greater of $35,000 per acre or 85% of appraised value.

(12) The property is subject to two land leases expiring September 30, 2069 and a land lease expiring August 31, 2069.

(13) Includes 405,000 rentable square feet leased but not occupied.


Development Land

     As of December 31, 1997, the Operating Partnership owned 718 acres and had committed to purchase over the next six years an additional 512 acres of land for development. The Operating Partnership estimates that it can develop approximately 16 million square feet of office and industrial space on the Development Land.

     All of the Development Land is zoned and available for office or industrial development, substantially all of which has utility infrastructure already in place. The Operating Partnership believes that the cost of developing the Development Land could be financed with the funds available from the Operating Partnership's existing credit facilities, additional borrowings and offerings of equity and debt securities. The Operating Partnership believes that its commercially zoned and unencumbered land in existing business parks gives the Operating Partnership an advantage in its future development activities over other commercial real estate development companies in many of its markets. Any future development, however, is dependent on the demand for industrial or office space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the Development Land. In addition, if construction is undertaken on the Development Land, the Operating Partnership will be subject to the risks associated with construction activities, including the risk that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

     The Operating Partnership is managed by the Company as its sole general partner. The following table sets forth certain information with respect to the executive officers of the Company:



Name                      Age    Position and Background
----------------------   -----   -----------------------------------------------------------------------------
Ronald P. Gibson         53      Director, President and Chief Executive Officer. Mr. Gibson is a founder of the Company and has served as President or managing partner of its predecessor since its formation in 1978.
John L. Turner           51      Director, Vice Chairman of the Board of Directors and Chief Investment
                                 Officer. Mr. Turner co-founded the predecessor of Forsyth Properties in
                                 1975.
Edward J. Fritsch        39      Executive Vice President, Chief Operating Officer and Secretary.
                                 Mr. Fritsch joined the Company in 1982.
John W. Eakin            43      Director and Senior Vice President. Mr. Eakin is responsible for operations in Tennessee, Florida and Alabama. Mr. Eakin was a founder and president of Eakin & Smith, Inc. prior to its merger with the Company.
James R. Heistand        45      Senior Vice President. Mr. Heistand is responsible for operations in Florida and is an advisory member of the Company's investment committee.
                                 Mr. Heistand is expected to join the Company's Board of Directors and become a voting member of the investment committee this year.
                                 Mr. Heistand was the founder and president of ACP prior to its merger with the Company.
Gene H. Anderson         52      Director and Senior Vice President. Mr. Anderson manages the operations of the Company's Georgia properties. Mr. Anderson was the founder and president of Anderson Properties, Inc. prior to its merger with the
                                 Company.
Carman J. Liuzzo         37      Vice President, Chief Financial Officer and Treasurer. Prior to joining the
                                 Company in 1994, Mr. Liuzzo was vice president and chief accounting officer for Boddie-Noell Enterprises, Inc. and Boddie-Noell Restaurant
                                 Properties, Inc. Mr. Liuzzo is a certified public accountant.
Mack D. Pridgen, III     48      Vice President and General Counsel. Prior to joining the Company,
                                 Mr. Pridgen was a partner with Smith Helms Mulliss & Moore, L.L.P.

     As the Operating Partnership has expanded into new markets, it has sought to enter into business combinations with local real estate operators with many years of management and development experience in their respective markets. Messrs. Turner, Eakin, Anderson and Heistand each joined the Company, general partner of the Operating Partnership, as executive officers as a result of such business combinations. Mr. Turner entered into a three-year employment contract with the Company in 1995, Mr. Eakin entered into a three-year employment contract with the Company in 1996 and Messrs. Anderson and Heistand each entered into a three-year employment contract with the Company in 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

Market Information and Distributions

     There is no established public trading market for the Common Units. The following table sets forth the cash distributions paid per Common Unit during each quarter. Comparable cash distributions are expected in the future. As of March 20, 1998, there were 171 record holders of Common Units.



Quarter                          1997              1996             1995
Ended:                      Distributions     Distributions     Distributions
------------------------   ---------------   ---------------   --------------
  March 31 .............       $  0.48           $  0.45          $  0.425
  June 30 ..............          0.81              0.48             0.45
  September 30 .........          0.51              0.48             0.45
  December 31 ..........          0.51              0.48             0.45

----------
     On January 26, 1998, the Operating Partnership declared a quarterly cash distribution of $.51 per Common Unit payable on February 18, 1998 to Common Unit holders of record on February 5, 1998. Such distributions are prorated with respect to Common Units that have not been outstanding for the full prior quarter.


Sales of Unregistered Securities

     In connection with the acquisition of real estate, the Operating Partnership frequently issues Common Units to sellers of real estate in reliance on exemptions from registration under the Securities Act of 1933 (the "Securities Act"). In connection with acquisitions in 1997, the Operating Partnership issued 6,613,242 Common Units in offerings exempt from the registration requirements of the Securities Act. The Operating Partnership exercised reasonable care to assure that each of the offerees of Common Units in 1997 were "accredited investors" under Rule 501 of the Securities Act and that the investors were not purchasing the Common Units with a view to their distribution. Specifically, the Operating Partnership relies on the exemptions provided by Section 4(2) of the Securities Act or Rule 506 of the rules promulgated by the Commission under the Securities Act.


ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information for the Operating Partnership as of December 31, 1997, 1996, 1995 and 1994, for the years ended December 31, 1997, 1996 and 1995, and for the period from June 14, 1994 (commencement of operations) to December 31, 1994. The following table also sets forth selected financial and operating information on a historical basis for the Highwoods Group (the predecessor to the Operating Partnership) as of and for each of the years in the two-year period ended December 31, 1993, and for the period from January 1, 1994, to June 13, 1994. The pro forma operating data for the year ended December 31, 1994 assumes completion of the initial public offering and the Formation Transaction (defined below) as of January 1, 1994.

     Due to the impact of the initial formation of the Operating Partnership and the Company's initial public offering in 1994, the second and third offerings in 1995 and the transactions more fully described in "Management's Discussion and Analysis -- Overview and Background," the historical results of operations for the year ended December 31, 1995 and the period from June 14, 1994 to December 31, 1994 may not be comparable to the current period results of operations.

               The Operating Partnership and the Highwoods Group

                                                      Operating Partnership
                                                                                 June 14, 1994
                                     Year Ended     Year Ended     Year Ended          to
                                    December 31,   December 31,   December 31,    December 31,
                                        1997           1996           1995            1994
                                   -------------- -------------- -------------- ---------------
                                         (Dollars in thousands, except per share amounts)
Operating Data:
 Total revenue ...................  $   273,165    $   132,302    $   73,522      $   19,442
 Rental property
   operating expenses ............       76,743         33,657        17,049(1)        5,110(1)
 General and
   administrative ................       10,216          5,636         2,737             810
 Interest expense ................       47,394         25,230        13,720           3,220
 Depreciation and
   amortization ..................       47,260         21,105        11,082           2,607
                                   ------------    -----------    ------------    ------------
 Income (loss) before
   extraordinary item ............       91,552         46,674        28,934           7,695
 Extraordinary item-loss
   on early extinguishment
   of debt .......................       (6,945)        (2,432)       (1,068)         (1,422)
                                   ------------    -----------    ------------    ------------
 Net income (loss) ...............  $    84,607    $    44,242    $   27,866      $    6,273
                                   ============    ===========    ============    ============
 Dividends on preferred units.....      (13,117)            --            --              --
                                   ------------    -----------    ------------    ------------
 Net income available for
   Common Unit holders ...........  $    71,490
                                   ============
 Net income per Common
   Unit -- basic .................  $      1.54    $      1.48    $     1.49      $      .63
                                   ============    ===========    ============    ============
 Net income per Common
   Unit -- diluted ...............  $      1.53    $      1.47    $     1.48      $      .63
                                   ============    ===========    ============    ============
Balance Sheet Data
 (at end of period):
 Real estate, net of
   accumulated
   depreciation ..................  $ 2,601,211    $ 1,364,606    $  593,066      $  207,976
                                   ------------    -----------    ------------    ------------
 Total assets ....................    2,707,240      1,429,488       621,134         224,777
                                   ------------    -----------    ------------    ------------
 Total mortgages and
   notes payable .................      978,558        555,876       182,736          66,864
                                   ------------    -----------    ------------    ------------
Other data:
 Number of in-service
   properties ....................          481            292           191              44
                                   ------------    -----------    ------------    ------------
 Total rentable square
   feet ..........................   30,720,854     17,455,174     9,215,171       2,746,219
                                   ============    ===========    ============    ============



               The Operating Partnership and the Highwoods Group
                                      Operating
                                     Partnership                   Highwoods
                                      Pro Forma                      Group
                                                     Highwoods
                                                       Group
                                                    January 1,
                                     Year Ended       1994 to      Year ended
                                    December 31,     June 13,     December 31,
                                        1994           1994           1993
                                   -------------- -------------- -------------
Operating Data:
 Total revenue ...................   $  34,282      $   6,648     $  13,450
 Rental property
   operating expenses ............       9,677(1)       2,596(2)      6,248(2)
 General and
   administrative ................       1,134            280           589
 Interest expense ................       5,604          2,473         5,185
 Depreciation and
   amortization ..................       4,638            835         1,583
                                     -----------    -----------   -----------
 Income (loss) before
   extraordinary item ............      13,229            464          (155)
 Extraordinary item-loss
   on early extinguishment
   of debt .......................          --             --            --
                                     -----------    -----------   -----------
 Net income (loss) ...............   $  13,229      $     464     $    (155)
                                     ===========    ===========   ===========
 Dividends on preferred units.....          --
                                     -----------
 Net income available for
   Common Unit holders ...........
 Net income per Common
   Unit -- basic .................   $    1.32
                                     ===========
 Net income per Common
   Unit -- diluted ...............   $    1.32
                                     ===========
Balance Sheet Data
 (at end of period):
 Real estate, net of
   accumulated
   depreciation ..................   $      --      $      --     $  51,590
                                     -----------    -----------   -----------
 Total assets ....................          --             --        58,679
                                     -----------    -----------   -----------
 Total mortgages and
   notes payable .................          --             --        64,347
                                     -----------    -----------   -----------
Other data:
 Number of in-service
   properties ....................          --             14            14
                                     -----------    -----------   -----------
 Total rentable square
   feet ..........................          --        816,690       816,690
                                     ===========    ===========   ===========

----------
(1) Rental property operating expenses include salaries, real estate taxes, insurance, repairs and maintenance, property management, security and utilities.
(2) Rental property operating expenses include salaries, real estate taxes, insurance, repairs and maintenance, property management, security, utilities, leasing, development, and construction expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Background

     The Highwoods Group (the predecessor to the Operating Partnership) was comprised of 13 office properties and one warehouse facility (the "Highwoods-Owned Properties"), 94 acres of development land and the management, development and leasing business of Highwoods Properties Company ("HPC"). On June 14, 1994, following completion of the Company's initial public offering, the Company, through a business combination involving entities under varying common ownership, succeeded to the Highwoods-Owned Properties, HPC's real estate business and 27 additional office properties owned by unaffiliated parties (such combination being referred to as the "Formation Transaction"). The Company is the sole general partner of the Operating Partnership. The Operating Partnership owns the Company's Properties and conducts substantially all of its operations. The Operating Partnership acquired three additional Properties in 1994 after the Formation Transaction.

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

     In September 1996, the Operating Partnership acquired 5.7 million rentable square feet of office and service center space through its $566 million merger with Crocker Realty Trust, Inc. ("Crocker"). During the year ended December 31, 1996, the Operating Partnership acquired 91 Properties encompassing 7,325,500 square feet at an initial cost of $704.0 million.

     During the year ended December 31, 1997, the Operating Partnership acquired 176 properties encompassing 12,789,000 square feet at an initial cost of $1.1 billion. See "Business -- Recent Developments" for a description of the ACP Transaction, the Riparius Transaction, the Century Center Transaction and the Anderson Transaction and for a table summarizing all mergers and acquisitions completed during the year ended December 31, 1997.

     This information should be read in conjunction with the accompanying consolidated financial statements and the related notes thereto.


Results of Operations


Comparison of 1997 to 1996

     Revenue from rental operations increased $140.9 million, or 111.8%, from $126.0 million in 1996 to $266.9 million in 1997. The increase is primarily a result of revenue from newly acquired and developed properties as well as acquisitions completed in 1996 which only contributed partially in 1996. Interest and other income decreased 1.6% from $6.3 million in 1996 to $6.2 million in 1997. Lease termination fees and third-party income accounted for a majority of such income in 1997 while excess cash invested in 1996 from two offerings of Common Stock during the summer of 1996 raising total net proceeds of approximately $293 million (the "Summer 1996 Offering") accounted for a majority of such income in 1996.

     Rental operating expenses increased $43.0 million, or 127.6%, from $33.7 million in 1996 to $76.7 million in 1997. The increase is due to the net addition of 13.3 million square feet to the in-service portfolio in 1997 as well as acquisitions completed in 1996 which only contributed partially in 1996. Rental expenses as a percentage of related rental revenues increased from 26.7% for the year ended December 31, 1996 to 28.7% for the year ended December 31, 1997. The increase is a result of an increase in the percentage of office properties in the portfolio which have fewer "triple net" leases.

     Depreciation and amortization for the years ended December 31, 1997 and 1996 was $47.3 million and $21.1 million, respectively. The increase of $26.2 million, or 124.2%, is due to an average increase in depreciable assets of 103.5%. Interest expense increased 88.1%, or $22.2 million, from $25.2 million in 1996 to $47.4 million in 1997. The increase is attributable to the increase in outstanding debt related to the Operating Partnership's acquisition and development activity. Interest expense for the years ended December 31, 1997 and 1996 included $2.3 million and $1.9 million, respectively, of non-cash deferred financing costs and amortization of the costs related to the Operating Partnership's interest protection agreements.

     General and administrative expenses decreased from 4.4% of rental revenue in 1996 to 3.8% in 1997. The decrease is attributable to the realization of synergies from the Operating Partnership's growth in 1997. Duplication of personnel costs in the third quarter of 1996 related to the acquisition of Crocker also contributed to the higher general and administrative expenses in the prior year.

     Net income before extraordinary item equaled $91.6 million and $46.7 million, respectively, for the years ended December 31, 1997 and 1996. The extraordinary items consisted of prepayment penalties incurred and deferred loan cost expensed in connection with the extinguishment of secured debt assumed in various acquisitions completed in 1997 and 1996. The Operating Partnership also recorded $13.1 million in preferred unit dividends for the year ended December 31, 1997.


Comparison of 1996 to 1995

     Revenue from rental operations increased $54.8 million, or 77.0%, from $71.2 million in 1995 to $126.0 million in 1996. The increase is primarily a result of revenue from newly acquired and developed properties. Interest and other income increased 173.9% from $2.3 million in 1995 to $6.3 million in 1996. This increase is a result of the excess cash and cash equivalents resulting from the Summer 1996 Offering and an increase in third-party management and leasing income.

     Rental operating expenses increased $16.7 million, or 98.2%, from $17.0 million in 1995 to $33.7 million in 1996. The increase is due to the addition of 8.2 million square feet to the in-service portfolio. Rental expenses as a percentage of related rental revenues increased from 23.9% for the year ended December 31, 1995 to 26.7% for the year ended December 31, 1996. The increase is a result of an increase in the percentage of office properties in the portfolio which have fewer "triple net" leases, and approximately $400,000 in additional expenses related to the severe winter weather in 1996 and the hurricane in September of the same year.

     Depreciation and amortization for the years ended December 31, 1996 and 1995 was $21.1 million and $11.1 million, respectively. The increase of $10.0 million, or 90.1%, is due to a 128.8% increase in depreciable assets. Interest expense increased $11.5 million, or 83.9%, from $13.7 million in 1995 to $25.2 million in 1996. The increase is attributable to the increase in outstanding debt related to the Operating Partnership's acquisition and development activities. Interest expense for the years ended December 31, 1996 and 1995 included $1.9 million and $1.6 million, respectively, of non-cash deferred financing costs and amortization of the costs related to the Operating Partnership's interest rate protection agreements.

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

     Net income before extraordinary item equaled $46.7 million and $28.9 million for the years ended December 31, 1996 and 1995, respectively. The extraordinary items consisted of prepayment penalties incurred and deferred loan expensed in connection with the extinguishment of certain debt assumed in the Crocker merger in 1996 and the Forsyth Transaction in 1995.

Liquidity and Capital Resources


Statement of Cash Flows

     The Operating Partnership generated $127.3 million in cash flows from operating activities and $394.1 million in cash flows from financing activities for the year ended December 31, 1997. These combined cash flows of $521.4 million were used to fund investing activities for the year ended December 31, 1997. Such investing activities consisted primarily of development and merger and acquisition activity for the year ended December 31, 1997. See "Business -- Recent Developments."


Capitalization

     Mortgage and notes payable at December 31, 1997 totaled $978.6 million and were comprised of $332.4 million of secured indebtedness with a weighted average interest rate of 8.2% and $646.2 million of unsecured indebtedness with a weighted average interest rate of 7.0%. All of the mortgage and notes payable outstanding at December 31, 1997 were either fixed rate obligations or variable rate obligations covered by interest rate protection agreements (see below). The weighted average life of the indebtedness was approximately 5.3 years at December 31, 1997.

     The Company and the Operating Partnership completed the following financing activities during the year ended December 31, 1997:

   o Series A Preferred Offering. On February 12, 1997, the Company sold 125,000 Series A Cumulative Redeemable Preferred Shares (the "Series A Preferred Shares") for net proceeds of approximately $121.7 million (the "Series A Preferred Offering"). Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly on or about the last day of February, May, August and November of each year, commencing May 31, 1997, at the rate of 8 5/8% of the $1,000 liquidation preference per annum (equivalent to $86.25 per annum per share). The Series A Preferred Shares are not redeemable prior to February 12, 2027. The net proceeds of the Series A Preferred Offering were contributed to the Operating Partnership in exchange for Series A Preferred Units, which have the same economic terms as the Series A Preferred Shares.

   o X-POSSM Offering. On June 24, 1997, a trust formed by the Operating Partnership sold $100 million of Exercisable Put Option SecuritiesSM ("X-POSSM"), which represent fractional undivided beneficial interests in the trust. The assets of the trust consist of, among other things, $100 million of Exercisable Put Option Notes due June 15, 2011 issued by the Operating Partnership (the "Put Option Notes"). The X-POSSM bear an interest rate of 7.19%, representing an effective borrowing cost of 7.09%, net of a related put option and certain interest rate protection agreement costs. Under certain circumstances, the Put Option Notes could also become subject to early maturity on June 15, 2004. The issuance of the Put Option Notes and the related put option is referred to herein as the "X-POSSM Offering."

   o August 1997 Offering. On August 28, 1997, the Company entered into two transactions with affiliates of Union Bank of Switzerland (the "August 1997 Offering"). In one transaction, the Company sold 1,800,000 shares of Common Stock to UBS Limited for net proceeds of approximately $57 million. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Contract") with Union Bank of Switzerland, London Branch ("UBS/LB"). The Forward Contract generally provides that if the price of a share of Common Stock is above $32.14 (the "Forward Price") on August 28, 1998, UBS/LB will return the difference (in shares of Common Stock) to the Company. Similarly, if the price of a share of Common Stock on August 28, 1998 is less than the Forward Price, the Company will pay the difference to UBS/LB in cash or shares of Common Stock, at the Company's option. The net proceeds of the August 1997 Offering were contributed to the Operating Partnership in exchange for Common Units.

   o Series B Preferred Offering. On September 25, 1997, the Company sold 6,900,000 Series B Preferred Cumulative Redeemable Shares (the "Series B Preferred Shares") for net proceeds of approximately $166.9 million (the "Series B Preferred Offering"). Dividends on the Series B Preferred Shares are cumulative from the date of original issuance and are payable quarterly on March 15, June 15, September 15 and December 15 of each year, commencing December 15, 1997, at the rate of 8% of the $25 liquidation preference per annum (equivalent to $2.00 per annum per share). The Series B Preferred Shares are not redeemable prior to September 25, 2002. The net proceeds of the Series B Preferred Offering were contributed to the Operating Partnership in exchange for Series B Preferred Units, which have the same economic terms as the Series B Preferred Shares.

   o October 1997 Offering. On October 1, 1997, the Company sold 7,500,000 shares of Common Stock in an underwritten public offering for net proceeds of approximately $249 million. The underwriters exercised a portion of their over-allotment option for 1,000,000 shares of Common Stock on October 6, 1997, raising additional net proceeds of $33.2 million (together with the sale on October 1, 1997, the "October 1997 Offering"). The net proceeds of the October 1997 Offering were contributed to the Operating Partnership in exchange for Common Units.

   o $150 Million Credit Facility. On December 15, 1997, the Operating Partnership obtained a $150 million unsecured revolving loan with a syndicate of lenders that matures on June 30, 1998. Borrowings under the revolving loan are based on the 30-day LIBOR rate plus 90 basis points. At December 31, 1997, the Operating Partnership had $100 million available of borrowings under the $150 million loan. During the second or third quarter of 1998, the Operating Partnership expects to replace the newly acquired revolving loan and its $280 million revolving loan with a revolving loan of up to $500 million.

   o Issuance of Common Units and Common Stock. In connection with 1997 acquisitions, the Operating Partnership issued 6,613,242 Common Units and the Company issued 117,617 shares of restricted Common Stock for an aggregate value of approximately $210.0 million (based on the agreed-upon valuation of a share of Common Stock at the time of the acquisition).

Additional information regarding the X-POS Offering, the August 1997 Offering and the newly obtained revolving loan is set forth in the notes related to the accompanying consolidated financial statements.

     To protect the Operating Partnership from increases in interest expense due to changes in the variable rate, the Operating Partnership: (i) purchased an interest rate collar limiting its exposure to an increase in interest rates to 7.25% with respect to $80 million of its $430 million aggregate amount of unsecured revolving loans (the "Revolving Loans") excluding the effect of changes in the Operating Partnership's credit risk, and (ii) entered into interest rate swaps that limit its exposure to an increase in interest rates to 6.95% in connection with the $22 million of variable rate mortgages. The interest rate on all such variable rate debt is adjusted at monthly intervals, subject to the Operating Partnership's interest rate protection program. Net payments made to counterparties under the above interest rate protection agreements were $47,000 in 1997 and were recorded as an increase to interest expense. Payments received from the counterparties under the interest rate protection agreements were $167,000 and $385,000 for 1996 and 1995, respectively. The Operating Partnership is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Operating Partnership could be required to pay the full rates under the Revolving Loans and the variable rate mortgages, even if such rates were in excess of the rate in the cap and swap agreements. In addition, the Operating Partnership may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Operating Partnership's interest expense and could adversely affect the Operating Partnership's cash flow and its ability to pay expected distributions to stockholders.

     In anticipation of a 1998 debt offering, on September 17, 1997, the Operating Partnership entered into a swap agreement with a notional amount of $114 million. The swap agreement has a termination date of April 10, 1998, and carries a fixed rate of 6.3% which is a combination of the treasury rate plus the swap spread and the forward premium.

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. Management believes that the Operating Partnership will have access to the capital resources necessary to expand and develop its business. To the extent that the Operating Partnership's cash flow from operating activities is insufficient to finance its acquisition costs and other capital expenditures, including development costs, the Operating Partnership expects to finance such activities through the Revolving Loans and other debt and equity financing.

     The Operating Partnership presently has no plans for major capital improvements to the existing properties, other than an $8 million renovation of the common areas of a 639,000-square foot property acquired in the ACP Transaction. A reserve has been established to cover the cost of the renovations. The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the previously discussed Revolving Loans. The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Operating Partnership. In addition, the Operating Partnership anticipates utilizing the Revolving Loans primarily to fund construction and development activities. The Operating Partnership does not intend to reserve funds to retire existing mortgage indebtedness or indebtedness under the Revolving Loans upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Operating Partnership in both the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.


Recent Developments

Recent Acquisitions

     Riparius Transaction. In closings on December 23, 1997 and January 8, 1998, the Operating Partnership completed a business combination with Riparius Development Corporation in Baltimore, Maryland involving the acquisition of a portfolio of five office properties encompassing 369,000 square feet, two office development projects encompassing 235,000 square feet, 11 acres of development land and 101 additional acres of development land to be acquired over the next three years. As of December 31, 1997, the in-service properties acquired in the Riparius Transaction were 99% leased. The cost of the Riparius Transaction consisted of a cash payment of $43.6 million. In addition, the Operating Partnership has assumed the two office development projects with an anticipated cost of $26.2 million expected to be paid in 1998, and will pay out $23.9 million over the next three years for the 101 additional acres of development land.

     Garcia Transaction. On February 4, 1998, the Operating Partnership acquired substantially all of a portfolio consisting of 28 office properties encompassing 787,000 rentable square feet, seven service center properties encompassing 471,000 square feet and 66 acres of development land in Tampa, Florida (the "Garcia Transaction"). As of December 31, 1997, the properties acquired in the Garcia Transaction were 92% leased. The cost of the Garcia Transaction consists of a cash payment of approximately $87 million and the assumption of approximately $24 million in secured debt. The Operating Partnership expects to close on the one remaining property by April 4, 1998.

Pending Acquisitions

     J.C. Nichols Transaction. On December 22, 1997, the Company entered into a merger agreement (the "Merger Agreement") with J.C. Nichols Company, a publicly traded Kansas City real estate operating company ("J.C. Nichols"), pursuant to which the Company would acquire J.C. Nichols with the view that the Operating Partnership would combine its property operations with J.C. Nichols. J.C. Nichols is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission.

     J.C. Nichols owns or has an ownership interest in 27 office properties encompassing approximately 1.5 million rentable square feet, 13 industrial properties encompassing approximately 337,000 rentable square feet, 33 retail properties encompassing approximately 2.5 million rentable square feet and 16 multifamily communities with 1,816 apartment units in Kansas City, Missouri and Kansas. Additionally, J.C. Nichols has an ownership interest in 21 office properties encompassing approximately 1.3 million rentable square feet, one industrial property encompassing approximately 200,000 rentable square feet and one multifamily community with 418 apartment units in Des Moines, Iowa. As of December 31, 1997, the properties to be acquired in the J.C. Nichols Transaction were 95% leased.

     Consummation of the J.C. Nichols Transaction is subject, among other things, to the approval of 66 2/3% of the shareholders of J.C. Nichols. Under the terms of the Merger Agreement, the Company would acquire all of the outstanding common stock, $.01 par value, of J.C. Nichols ("J.C. Nichols Common Stock"). Under the Merger Agreement, J.C. Nichols shareholders may elect to receive either 1.84 shares of Common Stock or $65 in cash for each share of J.C. Nichols Common Stock. However, the cash payment to J.C. Nichols shareholders cannot exceed 40% of the total consideration and the Company may limit the amount of Common Stock issued to 75% of the total consideration. The exchange ratio is fixed and reflects the average closing price of the Common Stock over the 20 trading days preceding the effective date of the Merger Agreement. The cost of the J.C. Nichols Transaction under the Merger Agreement is approximately $570 million, including assumed debt of approximately $250 million, net of cash of approximately $65 million. The Merger Agreement provides for payment by J.C. Nichols to the Company of a termination fee and expenses of up to $17.2 million if J.C. Nichols enters into an acquisition proposal other than the Merger Agreement and certain other conditions are met. The failure of J.C. Nichols shareholders to approve the J.C. Nichols Transaction, however, will not trigger the payment of a termination fee, except for a fee of $2.5 million, if, among other things, J.C. Nichols enters into another acquisition proposal before December 22, 1998.

     No assurance can be given that all or part of the J.C. Nichols Transaction will be consummated or that, if consummated, it would follow the terms set forth in the Merger Agreement. As of the date hereof, certain third parties have expressed an interest to J.C. Nichols and/or certain of its shareholders in purchasing all or a portion of the outstanding J.C. Nichols Common Stock at a price in excess of $65 per share. No assurance can be given that a third party will not make an offer to J.C. Nichols or its shareholders to purchase all or a portion of the outstanding J.C. Nichols Common Stock at a price in excess of $65 per share or that the board of directors of J.C. Nichols would reject any such offer. The Company and/or J.C. Nichols may terminate the Merger Agreement if the J.C. Nichols Transaction is not consummated by June 30, 1998.

     The properties to be acquired in the J.C. Nichols Transaction include the Country Club Plaza in Kansas City, which covers 15 square blocks and includes
1.0 million square feet of retail space, 1.1 million square feet of office space and 462 apartment units. As of December 31, 1997, the Country Club Plaza was approximately 96% leased. The Country Club Plaza is presently undergoing an expansion and restoration expected to add 800,000 square feet of retail, office, hotel and residential space with an estimated cost of approximately $240 million. Assuming consummation of the J.C. Nichols Transaction, the Operating Partnership intends to complete the development in the Country Club Plaza previously planned by J.C. Nichols.

     Assuming completion of the J.C. Nichols Transaction, the Company and the Operating Partnership would succeed to the interests of J.C. Nichols in a strategic alliance with Kessinger/Hunter & Company,

Inc. ("Kessinger/Hunter") pursuant to which Kessinger/Hunter manages and leases the office, industrial and retail properties presently owned by J.C. Nichols in the greater Kansas City metropolitan area. J.C. Nichols currently has a 30% ownership interest in the strategic alliance with Kessinger/Hunter and has two additional options to acquire up to a 65% ownership interest in the strategic alliance. Assuming completion of the J.C. Nichols Transaction, the Company and the Operating Partnership would also succeed to the interests of J.C. Nichols in a strategic alliance with R&R Investors, Ltd. ("R&R") pursuant to which R&R manages and leases the properties in which J.C. Nichols has an ownership interest in Des Moines. J.C. Nichols has an ownership interest of 50% or more in each of the properties in Des Moines with R&R or its principal.

     Easton-Babcock Transaction. The Operating Partnership has entered into an agreement with The Easton-Babcock Companies, a real estate operating company in Miami, Florida ("Easton-Babcock"), pursuant to which the Operating Partnership will combine its property operations with Easton-Babcock and acquire a portfolio of 11 industrial properties encompassing 1.8 million rentable square feet, three office properties encompassing 197,000 rentable square feet and 110 acres of land for development, of which 88 acres will be acquired over a three-year period (the "Easton-Babcock Transaction"). As of December 31, 1997, the industrial properties to be acquired in the Easton-Babcock Transaction were 88% leased and the office properties to be acquired in the Easton-Babcock Transaction were 50% leased. The cost of the Easton-Babcock Transaction is $143 million (inclusive of the 88 acres of development land to be acquired over a three-year period) and will consist of an undetermined combination of the issuance of Common Units, the assumption of mortgage debt and a cash payment. Also in connection with the Easton-Babcock Transaction, the Company will issue to certain affiliates of Easton-Babcock warrants to purchase 926,000 shares of Common Stock at $35.50 per share. Although the Easton-Babcock Transaction is expected to close by April 30, 1998, no assurance can be given that all or part of the transaction will be consummated.


Financing Activities

     Set forth below is a summary description of the recent financing activities of the Company and the Operating Partnership:

     January 1998 Offering. On January 27, 1998, the Company sold 2,000,000 shares of Common Stock in an underwritten public offering (the "January 1998 Offering") for net proceeds of approximately $68.2 million. The net proceeds of the January 1998 Offerings were contributed to the Operating Partnership in exchange for Common Units.

     February 1998 Debt Offering. On February 2, 1998, the Operating Partnership sold $125 million of 6.835% MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013 and $100 million of 7 1/8% notes due February 1, 2008 (the "February 1998 Debt Offering").

     February 1998 Common Stock Offerings. On February 12, 1998, the Company sold an aggregate of 1,553,604 shares of Common Stock in two underwritten public offerings (the "February 1998 Common Stock Offerings") for net proceeds of approximately $51.2 million. The net proceeds of the February 1998 Common Stock Offerings were contributed to the Operating Partnership in exchange for Common Units.

     March 1998 Offering. On March 30, 1998, the Company sold 428,572 shares of Common Stock in an underwritten public offering (the "March 1998 Offering") for net proceeds of approximately $14.2 million. The net proceeds of the March 1998 Offering were contributed to the Operating Partnership in exchange for Common Units.


Possible Environmental Liabilities

     Under various Federal, state and local laws, ordinances and regulations, such as the Comprehensive Environmental Response Compensation and Liability Act or "CERCLA," and common law, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property as well as certain other costs, including governmental fines and injuries to persons and property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials ("ACM"), and third parties may seek recovery from owners or operators of real property for personal injuries associated with ACM. A number of Properties contain ACM or material that is presumed to be ACM. In connection with the ownership and operation of its properties, the Operating Partnership may be liable for such costs. In addition, it is not unusual for property owners to encounter on-site contamination caused by off-site sources, and the presence of hazardous or toxic substances at a site in the vicinity of a property could require the property owner to participate in remediation activities in certain cases or could have an adverse effect on the value of such property. In a few situations, contamination from adjacent properties has migrated onto property owned by the Operating Partnership; however, based on current information, management of the Operating Partnership does not believe that any significant remedial action is necessary at these affected sites.

     As of the date hereof, substantially all of the Properties have been subjected to a Phase I environmental assessment and/or assessment update. These assessments have not revealed, nor is management of the Operating Partnership aware of, any environmental liability that it believes would have a material adverse effect on the Operating Partnership's financial position, operations or liquidity taken as a whole. This projection, however, could prove to be incorrect depending on certain factors. For example, the Operating Partnership's assessments may not reveal all environmental liabilities, or may underestimate the scope and severity of environmental conditions observed, with the result that there may be material environmental liabilities of which the Operating Partnership is unaware, or material environmental liabilities may have arisen after the assessments were performed of which the Operating Partnership is unaware. In addition, assumptions regarding groundwater flow and the existence and source of contamination are based on available sampling data, and there are no assurances that the data is reliable in all cases. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties, or by third parties unrelated to the Operating Partnership.

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


Impact of Year 2000 Issue

     The "Year 2000" issue is a general term used to describe the various problems that may result from the improper processing of dates and calculations involving years by many computers throughout the world as the Year 2000 is approached and reached. The Operating Partnership has reviewed the impact of Year 2000 issues and does not expect any remedial actions taken with respect thereto to materially adversely affect its business, operations, or financial condition.


FASB Statement No. 128

     In 1997, the Financial Accounting Standard Board ("FASB") issued Statement No. 128, "Earnings Per Share," which is effective for financial statements for periods ending after December 15, 1997. FASB Statement No. 128 requires the restatement of prior period earnings per Common Unit and requires the disclosure of additional supplemental information detailing the calculation of earnings per Common Unit.

     FASB Statement No. 128 replaced the calculation of primary and fully diluted earnings per Common Unit with basic and diluted earnings per Common Unit. Unlike primary earnings per Common Unit, basic earnings per Common Unit excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per Common Unit is very similar to the previously reported fully diluted earnings per Common Unit. It is computed using the weighted average number of Common Units and the dilutive effect of options, warrants and convertible securities outstanding, using the "treasury stock" method. Earnings per Common Unit data is required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements. All earnings per Common Unit amounts for all periods presented have, where appropriate, been restated to conform to the FASB Statement No. 128 requirements.


Funds From Operations and Cash Available for Distributions

     The Operating Partnership considers Funds from Operations ("FFO") to be a useful financial performance measure because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate its ability to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operating, investing or financing activities as defined by Generally Accepted Accounting Principles ("GAAP"). It should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to partners. Further, FFO as disclosed by other REITs may not be comparable to the Operating Partnership's calculation of FFO, as described below, FFO and cash available for distributions should not be considered as alternatives to net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity.

     FFO means net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. Cash available for distribution is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.

     FFO and cash available for distribution for the years ended December 31, 1997 and 1996 are summarized in the following table (in thousands):



                                                                        Year Ended
                                                                       December 31,
                                                                 -------------------------
                                                                     1997          1996
                                                                 ------------   ----------
FFO:
Income before extraordinary item .............................    $  91,552      $ 46,674
Add (deduct):
  Dividends to preferred unitholders .........................      (13,117)           --
  Depreciation and amortization ..............................       47,260        21,105
  Third-party service company cash flow ......................           --           400
                                                                  ---------      --------
   FFO before minority interest ..............................      125,695        68,179
Cash Available for Distribution:
Add (deduct):
  Rental income from straight-line rents .....................       (7,035)       (2,603)
  Amortization of deferred financing costs ...................        2,256         1,911
  Non-incremental revenue generating capital expenditures:
   Building improvements paid ................................       (4,401)       (3,554)
   Second generation tenant improvements paid ................       (9,889)       (3,471)
   Second generation lease commissions paid ..................       (5,535)       (1,426)
                                                                  ---------      --------
     Cash available for distribution .........................    $ 101,091      $ 59,036
                                                                  =========      ========
Weighted average Common Units outstanding -- Basic ...........       46,422        29,852
                                                                  =========      ========
Weighted average Common Units outstanding -- Diluted .........       46,813        30,074
                                                                  =========      ========
Dividend payout ratio:
  FFO ........................................................         73.1%         81.4%
                                                                  =========      ========
  Cash available from distribution ...........................         90.9%         94.1%
                                                                  =========      ========

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section under the heading "Election of Directors" of the Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1998 (the "Proxy Statement") is incorporated herein by reference for information on directors of the Company. See ITEM X in Part I hereof for information regarding executive officers of the Company.


ITEM 11. EXECUTIVE COMPENSATION

     The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the section titled "Executive Compensation" of the Proxy Statement are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 20, 1998, the Operating Partnership had no executive officers or directors. As of that date, the only person or group known by the Operating Partnership to be holding more than 5% of the Common Units was the Company, which owned 50,243,862 Common Units, or approximately 83% of the total outstanding Common Units.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section under the heading "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of Documents Filed as a Part of this Report

       1. Consolidated Financial Statements and Report of Independent Auditors See Index on Page F-1

       2. Financial Statement Schedules
         See Index on Page F-1

       3. Exhibits



Ex.            FN                                 Description
---------- --------- ---------------------------------------------------------------------
  2.1            (1) Master Agreement of Merger and Acquisition by and among the
                     Company, the Operating Partnership, Eakin & Smith, Inc. and the
                     partnerships and limited liability companies listed therein dated
                     April 1, 1996
  2.2            (2) Stock Purchase Agreement among AP CRTI Holdings, L.P., AEW
                     Partners, L.P., Thomas J. Crocker, Barbara F. Crocker, Richard S.
                     Ackerman and Robert E. Onisko and the Company and Cedar
                     Acquisition Corporation, dated April 29, 1996
  2.3            (2) Agreement and Plan of Merger by and among the Company, Crocker
                     RealtyTrust, Inc. and Cedar Acquisition Corporation, dated as of
                     April 29, 1996
  2.4            (3) Contribution and Exchange Agreement by and among Century Center group, the Operating Partnership and the Company, dated
                     December 31, 1996
  2.5            (3) Master Agreement of Merger and Acquisition by and among the
                     Company, the Operating Partnership, Anderson Properties, Inc.,
                     Gene Anderson, and the partnerships and limited liability
                     companies listed therein, dated January 31, 1997
  2.6            (4) Amended and Master Agreement of Merger and Acquisition dated
                     January 9, 1995 by and among Highwoods Realty Limited
                     Partnership, Forsyth Partners Holdings, Inc., Forsyth Partners
                     Brokerage, Inc., John L. Turner, William T. Wilson III, John E.
                     Reece II, H. Jack Leister and the partnerships and corporations listed therein
  2.7            (5) Master Agreement of Merger and Acquisition by and among the
                     Company, the Operating Partnership, Associated Capital Properties,
                     Inc. and its shareholders dated August 27, 1997
  2.8                Agreement and Plan of Merger by and among the Company, Jackson
                     Acquisition Corp. and J.C. Nichols Company dated December 22,
                        1997
  3.1            (6) Amended and Restated Articles of Incorporation of the Company
  3.2            (7) Amended and Restated Bylaws of the Company
  4.1            (7) Specimen of certificate representing shares of Common Stock
  4.2            (8) Indenture among AP Southeast Portfolio Partners, L.P., Bankers Trust
                     Company of California, N.A. and Bankers Trust Company, dated as of March 1, 1994
  4.3            (9) Indenture among the Operating Partnership, the Company, and First
                     Union National Bank of North Carolina, dated as of December 1,
                        1996
  4.4            (9) Form of Notes due 2003
  4.5            (9) Form of Notes due 2006
  4.6         (10)   Specimen of certificate representing 8 5/8% Series A Cumulative
                     Redeemable Preferred Shares

Ex.                    FN                                    Description
--------------- ---------------- -------------------------------------------------------------------
    4.7           (11)           Specimen of certificate representing 8% Series B Cumulative
                                 Redeemable Preferred Shares
    4.8                          Purchase Agreement between the Company, UBS Limited and Union
                                 Bank of Switzerland, London Branch, dated as of August 28, 1997
    4.9                          Forward Stock Purchase Agreement between the Company and Union
                                 Bank of Switzerland, London Branch, dated as of August 28, 1997
    4.10          (12)           Rights Agreement, dated as of October 6, 1997, between the Company and First Union National Bank
    4.11          (13)           Form of Notes due 2008
    4.12          (13)           Form of MandatOry Par Put Remarketed Securities due 2013
    4.13          (13)           Form of Remarketing Agreement among the Operating Partnership, the Company and Merrill Lynch, Pierce, Fenner & Smith
    4.14          (14)           Credit Agreement among the Operating Partnership, the Company, the
                                 Subsidiaries named therein and the Lenders named therein, dated as of September 27, 1996
    4.15                         Credit Agreement among the Operating Partnership, the Company, the
                                 Subsidiaries named therein and the Lenders named therein, dated as of December 15, 1997
    4.16                         Agreement to furnish certain instruments defining the rights of long-term debt holders
   10.1              (7)         Amended and Restated Agreement of Limited Partnership of the
                                 Operating Partnership
   10.2           (10)           Amendment to Amended and Restated Agreement of Limited
                                 Partnership of the Operating Partnership with respect to Series A
                                 Preferred Units
   10.3           (15)           Amendment to Amended and Restated Agreement of Limited
                                 Partnership of the Operating Partnership with respect to certain rights of limited partners upon a change in control
   10.4           (11)           Amendment to Amended and Restated Agreement of Limited
                                 Partnership of the Operating Partnership with respect to Series B
                                 Preferred Units
   10.5           (16)           Form of Registration Rights and Lockup Agreement among the
                                 Company and the Holders named therein
   10.6           (16)           Articles of Incorporation of Highwoods Services, Inc.
   10.7           (16)           Bylaws of Highwoods Services, Inc.
   10.8           (17)(18)       Amended and Restated 1994 Stock Option Plan
   10.9           (18)           1997 Performance Award Plan
   10.10          (18)           1997 Unit Option Plan
  10.11(a)        (16)(18)       Employment Agreement between the Company and the Operating
                                 Partnership and John L. Turner
  10.11(b)         (1)(18)       Employment Agreement between the Company and the Operating
                                 Partnership and John W. Eakin
  10.11(c)         (3)(18)       Employment Agreement between the Company and the Operating
                                 Partnership and Gene H. Anderson
  10.11(d)        (18)           Employment Agreement between the Company and the Operating
                                 Partnership and James R. Heistand
  10.12(a)        (18)(19)       Executive Supplemental Employment Agreement between the
                                 Company and Ronald P. Gibson
  10.12(b)        (18)(19)       Executive Supplemental Employment Agreement between the
                                 Company and John L. Turner
  10.12(c)        (18)(19)       Executive Supplemental Employment Agreement between the
                                 Company and Edward J. Fritsch
  10.12(d)        (18)(19)       Executive Supplemental Employment Agreement between the
                                 Company and Carman J. Liuzzo

Ex.                     FN                                    Description
---------------- ---------------- ------------------------------------------------------------------
   10.12(e)        (18)(19)       Executive Supplemental Employment Agreement between the
                                  Company and Mack D. Pridgen, III
    10.13             (4)         Form of warrants to purchase Common Stock of the Company issued to John L. Turner, William T. Wilson III and John E. Reece II
    10.14             (1)         Form of warrants to purchase Common Stock of the Company issued to W. Brian Reames, John W. Eakin and Thomas S. Smith
    10.15                         Form of warrants to purchase Common Stock of the Company issued to James R. Heistand and certain other shareholders of Associated
                                  Capital Properties, Inc.
      21                          Schedule of subsidiaries
      23                          Consent of Ernst & Young
      27                          Financial Data Schedule

----------
(1) Filed as a part of the Company's Current Report on Form 8-K dated April 1, 1996 and incorporated herein by reference.

(2) Filed as a part of the Company's Current Report on Form 8-K dated April 29, 1996 and incorporated herein by reference.

(3) Filed as a part of the Company's Current Report on Form 8-K dated January 9, 1997 and incorporated herein by reference.

(4) Filed as part of Registration Statement 33-88364 with the Securities and Exchange Commission and incorporated herein by reference.

(5) Filed as a part of the Company's Current Report on Form 8-K dated August 27, 1997 and incorporated herein by reference.

(6) Filed as part of the Company's Current Report on September 25, 1997 and amended by articles supplementary filed as part of the Company's Current Report on Form 8-K dated October 4, 1997, each of which is incorporated herein by reference.

(7) Filed as part of Registration Statement 33-76952 with the Securities and Exchange Commission and incorporated herein by reference.

(8) Filed by Crocker Realty Trust, Inc. as part of Registration Statement No. 33-88482 filed with the Securities and Exchange Commission and incorporated herein by reference.

(9) Filed as a part of the Operating Partnership's Current Report on Form 8-K dated December 2, 1996 and incorporated herein by reference.

(10) Filed as a part of the Company's Current Report on Form 8-K dated February 12, 1997 and incorporated herein by reference.

(11) Filed as a part of the Company's Current Report on Form 8-K dated September 25, 1997 and incorporated herein by reference.

(12) Filed as a part of the Company's Current Report on Form 8-K dated October 4, 1997 and incorporated herein by reference.

(13) Filed as a part of the Company's Current Report on Form 8-K dated February 2, 1998 and incorporated herein by reference.

(14) Filed as part of the Company's Current Report on Form 8-K dated September 27, 1996 and incorporated herein by reference.

(15) Filed as a part of the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(16) Filed as a part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(17) Filed as a part of the Company's definitive proxy statement on Schedule 14A relating to the 1997 Annual Meeting of Stockholders

(18) Management contract or compensatory plan.

(19) Terms of the agreement are disclosed in the Company's proxy statement on
     Schedule 14A relating to the 1998 Annual Meeting of Stockholders under the caption "Executive Compensation -- Employment Agreements," which section is incorporated as an exhibit to this Form 10-K. As of the date hereof, such agreement is subject to final documentation.

      The Company will provide copies of any exhibit, upon written request, at a cost of $.05 per page.

(b)  Reports on Form 8-K.

     On October 16, 1997, the Operating Partnership filed a current report on Form 8-K, dated October 1, 1997, reporting under item 2 of the Form the closing of a business combination with Associated Capital Properties, Inc. and related property portfolio acquisition. The report included audited financial statements of Associated Capital Properties, Inc. for the year ended December 31, 1996 and of the 1997 Pending Acquisitions for the year ended December 31, 1996.

     On January 6, 1998, the Operating Partnership filed a current report on Form 8-K, dated December 22, 1997, reporting under item 5 of the Form that the Company had entered into an agreement to merge with J.C. Nichols Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on March 31, 1998.


                                        HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
                                        By: Highwoods Properties, Inc., in its
                                          capacity as general partner (the
                                          "General Partner")

                                          By: /s/   RONALD P. GIBSON
                                          -------------------------------------
                                          Ronald P. Gibson, President and
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



               Signature                               Title                       Date
--------------------------------------   ---------------------------------   ---------------
/s/  O. TEMPLE SLOAN, JR.                Chairman of the Board of            March 31, 1998
-------------------------------------
 O. Temple Sloan, Jr.                    Directors of the General
                                         Partner
/s/  RONALD P. GIBSON                    President, Chief Executive          March 31, 1998
-------------------------------------
 Ronald P. Gibson                        Officer and Director of the
                                         General Partner
/s/  JOHN L. TURNER                      Vice Chairman of the Board          March 31, 1998
-------------------------------------
 John L. Turner                          and Chief Investment
                                         Officer of the General
                                         Partner
/s/  GENE H. ANDERSON                    Senior Vice President and           March 31, 1998
-------------------------------------
 Gene H. Anderson                        Director of the General
                                         Partner
/s/  JOHN W. EAKIN                       Senior Vice President and           March 31, 1998
-------------------------------------
 John W. Eakin                           Director of the General
                                         Partner
/s/  THOMAS W. ADLER                     Director of the General Partner     March 31, 1998
-------------------------------------
 Thomas W. Adler
/s/  WILLIAM E. GRAHAM, JR.              Director of the General Partner     March 31, 1998
-------------------------------------
 William E. Graham, Jr.
/s/  L. GLENN ORR, JR.                   Director of the General Partner     March 31, 1998
-------------------------------------
 Glenn Orr, Jr.

               Signature                               Title                       Date
--------------------------------------   ---------------------------------   ---------------
/s/  WILLARD W. SMITH JR.                Director of the General Partner     March 31, 1998
-------------------------------------
 Willard W. Smith Jr.
/s/  STEPHEN TIMKO                       Director of the General Partner     March 31, 1998
-------------------------------------
 Stephen Timko
/s/  WILLIAM T. WILSON III               Director of the General Partner     March 31, 1998
-------------------------------------
 William T. Wilson III
/s/  CARMAN J. LIUZZO                    Vice President and Chief            March 31, 1998
-------------------------------------
 Carman J. Liuzzo                        Financial Officer (Principal
                                         Financial Officer and
                                         Principal Accounting
                                         Officer) and Treasurer of the
                                         General Partner

                         INDEX TO FINANCIAL STATEMENTS


                                                                                              Page
                                                                                             -----
Highwoods/Forsyth Limited Partnership
  Report of Independent Auditors .........................................................    F-2
  Consolidated Balance Sheets as of December 31, 1997 and 1996 ...........................    F-3
  Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995..    F-4
  Consolidated Statements of Partner's Capital for the Years Ended December 31, 1997, 1996
   and 1995 ..............................................................................    F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and
   1995 ..................................................................................    F-6
  Notes to Consolidated Financial Statements .............................................    F-8
  Schedule III -- Real Estate and Accumulated Depreciation ...............................    F-19

     All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


TO THE OWNERS
HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

     We have audited the accompanying consolidated balance sheets of Highwoods/Forsyth Limited Partnership as of December 31, 1997 and 1996, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods/Forsyth Limited Partnership at December 31, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.




     ERNST & YOUNG LLP

Raleigh, North Carolina
February 20, 1998

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

                          Consolidated Balance Sheets

                (Dollars in thousands, except per unit amounts)


                                                                                     December 31,
                                                                             -----------------------------
                                                                                  1997            1996
                                                                             -------------   -------------
Assets
Real estate assets, at cost:
  Land & improvements ....................................................    $  341,623      $  216,847
  Buildings and tenant improvements ......................................     2,183,454       1,142,223
  Development in process .................................................        95,387          28,858
  Land held for development ..............................................        64,454          17,551
  Furniture, fixtures and equipment ......................................         3,339           2,096
                                                                              ----------      ----------
                                                                               2,688,257       1,407,575
  Less -- accumulated depreciation .......................................       (87,046)        (42,969)
                                                                              ----------      ----------
  Net real estate assets .................................................     2,601,211       1,364,606
Cash and cash equivalents ................................................         8,816          10,618
Restricted cash ..........................................................         9,341           8,539
Accounts receivable net of allowance of $555 and $286 at December 31,
  1997 and 1996, respectively ............................................        17,426           8,822
Advances to related parties ..............................................         9,072           2,406
Accrued straight line rents receivable ...................................        13,033           6,185
Other assets:
  Deferred leasing costs .................................................        21,688           9,601
  Deferred financing costs ...............................................        22,294          21,789
  Prepaid expenses and other .............................................        17,575           3,876
                                                                              ----------      ----------
                                                                                  61,557          35,266
  Less -- accumulated amortization .......................................       (13,216)         (6,954)
                                                                              ----------      ----------
                                                                                  48,341          28,312
                                                                              ----------      ----------
                                                                              $2,707,240      $1,429,488
                                                                              ==========      ==========
Liabilities and partner's capital
Mortgages and notes payable ..............................................    $  978,558      $  555,876
Accounts payable, accrued expenses and other liabilities .................        52,152          27,632
                                                                              ----------      ----------
  Total liabilities ......................................................     1,030,710         583,508
Redeemable operating partnership units:
  Class A Common Units outstanding, 10,261,665 and 4,283,237 at
   December 31, 1997 and 1996, respectively ..............................       381,631         144,559
                                                                              ----------      ----------
  Class B Common Units outstanding, 187,528 at December 31, 1997 .........         6,974              --
                                                                              ----------      ----------
Partners' capital:
  Series A Preferred Units outstanding ...................................       121,809              --
  Series B Preferred Units outstanding ...................................       166,346              --
                                                                              ----------      ----------
  Class A Common Units:
   General partner Common Units outstanding, 566,108 and 395,596 at
     December 31, 1997 and 1996, respectively ............................         9,997           7,014
   Limited partner Common Units outstanding, 45,783,071 and
     34,880,833 at December 31, 1997 and 1996, respectively ..............       989,773         694,407
                                                                              ----------      ----------
     Total partners' capital .............................................       999,770         701,421
                                                                              ----------      ----------
                                                                              $2,707,240      $1,429,488
                                                                              ==========      ==========

         See accompanying notes to consolidated financial statements.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP


                       Consolidated Statements of Income


                (Dollars in thousands, except per unit amounts)


             For the Years Ended December 31, 1997, 1996 and 1995



                                                                             1997             1996             1995
                                                                        --------------   --------------   --------------
Revenue:
 Rental property ....................................................    $   266,933      $   125,987      $    71,217
 Interest and other income ..........................................          6,232            6,315            2,305
                                                                         -----------      -----------      -----------
                                                                             273,165          132,302           73,522
Operating expenses:
 Rental property ....................................................         76,743           33,657           17,049
 Depreciation and amortization ......................................         47,260           21,105           11,082
 Interest expense:
  Contractual .......................................................         45,138           23,360           12,101
  Amortization of deferred financing costs ..........................          2,256            1,870            1,619
                                                                         -----------      -----------      -----------
                                                                              47,394           25,230           13,720
 General and administrative .........................................         10,216            5,636            2,737
                                                                         -----------      -----------      -----------
 Income before extraordinary item ...................................         91,552           46,674           28,934
                                                                         -----------      -----------      -----------
Extraordinary item -- loss on early extinguishment
 of debt ............................................................         (6,945)          (2,432)          (1,068)
                                                                         -----------      -----------      -----------
 Net income .........................................................         84,607           44,242           27,866
Dividends on preferred units ........................................        (13,117)              --               --
                                                                         -----------      -----------      -----------
 Net income available for Class A Common Units ......................    $    71,490      $    44,242      $    27,866
                                                                         ===========      ===========      ===========
Net income (loss) per Class A Common Unit -- Basic:
 Income before extraordinary item ...................................    $      1.69      $      1.56      $      1.55
                                                                         ===========      ===========      ===========
 Extraordinary item -- loss on early extinguishment of debt .........    $     (0.15)     $     (0.08)     $     (0.06)
                                                                         ===========      ===========      ===========
 Net income .........................................................    $      1.54      $      1.48      $      1.49
                                                                         ===========      ===========      ===========
Net income (loss) per Class A Common Unit -- Diluted:
 Income before extraordinary item ...................................    $      1.68      $      1.55      $      1.54
                                                                         ===========      ===========      ===========
 Extraordinary item -- loss on early extinguishment of debt .........    $     (0.15)     $     (0.08)     $     (0.06)
                                                                         ===========      ===========      ===========
 Net income .........................................................    $      1.53      $      1.47      $      1.48
                                                                         ===========      ===========      ===========
Net income per Class A Common Unit -- Basic:
 General Partner ....................................................    $      1.54      $      1.48      $      1.49
                                                                         ===========      ===========      ===========
 Limited Partners ...................................................    $      1.54      $      1.48      $      1.49
                                                                         ===========      ===========      ===========
Net income per Class B Common Unit:
  Limited Partners ..................................................    $        --      $        --      $        --
                                                                         ===========      ===========      ===========
Net income per Class A Common Unit -- Diluted:
 General Partner ....................................................    $      1.53      $      1.47      $      1.48
                                                                         ===========      ===========      ===========
 Limited Partners ...................................................    $      1.53      $      1.47      $      1.48
                                                                         ===========      ===========      ===========
Net income per Class B Common Unit:
  Limited Partners ..................................................    $        --      $        --      $        --
                                                                         ===========      ===========      ===========
Weighted average Common Units outstanding -- Basic:
 Class A Common Units:
  General Partner ...................................................        464,218          298,520          186,970
  Limited Partners ..................................................     45,788,572       29,553,480       18,510,030
 Class B Common Units:
  Limited Partners ..................................................        171,000               --               --
                                                                         -----------      -----------      -----------
 Total ..............................................................     48,421,790       29,852,000       18,697,000
                                                                         ===========      ===========      ===========
Weighted average Common Units outstanding -- Diluted:
 Class A Common Units:
  General Partner ...................................................        488,129          300,739          188,008
  Limited Partners ..................................................     46,173,816       29,773,139       18,612,827
 Class B Common Units:
  Limited Partners ..................................................        171,000               --               --
                                                                         -----------      -----------      -----------
 Total ..............................................................     46,812,945       30,073,878       18,800,835
                                                                         ===========      ===========      ===========

         See accompanying notes to consolidated financial statements.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP


                 Consolidated Statements of Partners' Capital


                            (Dollars in thousands)


             For the Years Ended December 31, 1997, 1996 and 1995




                                            Class A Unit        Class B Unit
                                      ------------------------ -------------
                                        General      Limited      Limited        Total      Series A   Series B
                                       Partner's    Partners'    Partners'     Partners'   Preferred   Preferred
                                        Capital      Capital      Capital       Capital      Units       Units
                                      ----------- ------------ ------------- ------------ ----------- ----------
 Balance at December 31, 1994           $1,303     $ 129,009     $     --     $ 130,312    $     --    $     --
 Offering proceeds ..................       --       220,164           --       220,164          --          --
 Net income .........................      278        27,588           --        27,866          --          --
 Distributions ......................     (299)      (29,546)          --       (29,845)         --          --
 Adjustment of redeemable
  Common Units to fair value ........     (266)      (26,286)          --       (26,552)         --          --
 Transfer of limited partners'
  interest ..........................    2,203        (2,203)          --            --          --          --
                                        ------     ---------     --------     ---------    --------    --------
 Balance at December 31, 1995........   $3,219     $ 318,726     $     --       321,945          --          --
 Offering proceeds ..................       --       406,893           --       406,893          --          --
 Net income .........................      442        43,800           --        44,242          --          --
 Distributions ......................     (550)      (54,525)          --       (55,075)         --          --
 Adjustments of redeemable
  Common Units to fair value ........     (238)      (23,550)          --       (23,788)         --          --
 Conversion of redeemable
  Common Units to Common
  Shares ............................       72         7,132           --         7,204          --          --
 Transfer of limited partners'
  interest ..........................    4,069        (4,069)          --            --          --          --
                                        ------     ---------     --------     ---------    --------    --------
 Balance at December 31, 1996........   $7,014     $ 694,407     $     --     $ 701,421    $     --    $     --
 Offering Proceeds ..................       --       339,840        5,485       345,325          --          --
 Series A Preferred Unit offering ...       --            --           --            --     121,809          --
 Series B Preferred Unit offering ...       --            --           --            --          --     166,346
 Distributions Paid .................     (874)      (86,574)          --       (87,448)         --          --
 Preferred Distributions Paid .......     (131)      (12,986)          --       (13,117)         --          --
 Net income .........................      843        83,465          299        84,607          --          --
 Adjustments of redeemable
  Common Unit to fair                     (414)      (40,948)      (5,784)      (47,146)         --          --
  value .............................                     --           --            --          --          --
 Conversion of redeemable
  Common Unit to Common                    161        15,967           --        16,128          --          --
  Shares ............................                                  --            --          --          --
 Transfer of limited partner's
  interest ..........................    3,398        (3,398)          --            --          --          --
                                                                       --            --          --          --
                                                                 --------     ---------    --------    --------
 Balance at December 31, 1997........   $9,997     $ 989,773     $     --     $ 999,770    $121,809    $166,346
                                        ======     =========     ========     =========    ========    ========

         See accompanying notes to consolidated financial statements.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

                     Consolidated Statements of Cash Flows

                            (Dollars in thousands)
             For the Years Ended December 31, 1997, 1996 and 1995


                                                                             1997            1996            1995
                                                                        -------------   -------------   -------------
Operating activities:
Net income ..........................................................    $   84,607      $   44,242      $   27,866
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation ......................................................        44,120          20,562          10,483
  Amortization ......................................................         5,396           3,244           2,218
  Loss on early extinguishment of debt ..............................         6,945           2,432           1,068
  Changes in operating assets and liabilities:
   Accounts receivable ..............................................        (8,604)         (1,437)         (1,561)
   Prepaid expenses and other assets ................................        (3,263)           (776)           (173)
   Accrued straight line rents receivable ...........................        (6,848)         (2,778)         (1,519)
   Accounts payable, accrued expenses and other liabilities .........         4,993           4,389           4,787
                                                                         ----------      ----------      ----------
     Net cash provided by operating activities ......................       127,346          69,878          43,169
                                                                         ----------      ----------      ----------
Investing activities:
Proceeds from disposition of real estate assets .....................         1,419             900           2,200
Additions to real estate assets .....................................      (464,618)       (181,444)       (130,411)
Advances to subsidiaries ............................................        (6,666)         (1,132)           (654)
Other assets and notes receivable ...................................       (18,001)         (3,385)         (1,123)
Cash from contributed net assets ....................................            --          20,711             549
Cash paid in exchange for partnership net assets ....................       (35,390)       (322,276)         (6,593)
                                                                         ----------      ----------      ----------
   Net cash used in investing activities ............................      (523,256)       (486,626)       (136,032)
                                                                         ----------      ----------      ----------
Financing activities:
Distributions paid ..................................................       (87,448)        (55,075)        (29,845)
Payment of preferred unit dividends .................................       (11,720)             --              --
Net proceeds from Contributed Capital -- Preferred Units ............       288,155              --              --
Net proceeds from Contributed Capital -- Common Units ...............       345,325         406,901         219,821
Payment of prepayment penalties and loan costs ......................        (6,945)         (1,184)         (1,046)
Borrowings on Revolving Loans .......................................       563,500         307,500          50,800
  Repayment of Revolving Loans ......................................      (264,000)       (299,000)        (87,000)
Proceeds from mortgages and notes payable ...........................       100,000         213,500          90,250
Repayment of mortgages and notes payable ............................      (532,481)       (141,216)       (148,907)
Payment of deferred financing costs .................................          (278)        (10,898)           (630)
                                                                         ----------      ----------      ----------
   Net cash provided by financing activities ........................       394,108         420,528          93,443
                                                                         ----------      ----------      ----------
Net increase in cash and cash equivalents ...........................        (1,802)          3,780             580
Cash and cash equivalents at beginning of the period ................        10,618           6,838           6,258
                                                                         ----------      ----------      ----------
Cash and cash equivalents at end of the period ......................    $    8,816      $   10,618      $    6,838
                                                                         ==========      ==========      ==========
Supplemental disclosure of cash flow information:
Cash paid for interest ..............................................    $   51,283      $   26,039      $   11,965
                                                                         ==========      ==========      ==========

         See accompanying notes to consolidated financial statements.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

                            (Dollars in thousands)


             For the Years Ended December 31, 1997, 1996 and 1995


Supplemental disclosure of non-cash investing and financing activities:

The following summarizes the net assets contributed by the Common Unit holders of the Operating Partnership or assets acquired subject to mortgage notes payable:




                                                                         1997          1996          1995
                                                                     -----------   -----------   -----------
Assets:
Real estate assets, net ..........................................   $782,136      $611,678      $260,883
Cash and cash equivalents ........................................         --        20,711           549
Restricted cash ..................................................      2,727        11,476            --
Tenant leasing costs, net ........................................        131            --            --
Deferred financing costs, net ....................................        227         3,871           842
Accounts receivable and other ....................................        913         1,635         6,290
                                                                     --------      --------      --------
  Total assets ...................................................    786,134       649,371       268,564
                                                                     --------      --------      --------
Liabilities:
Mortgages and notes payable ......................................    555,663       244,129       210,728
Accounts payable, accrued expenses and other liabilities .........     19,527        19,142           549
                                                                     --------      --------      --------
  Total liabilities ..............................................    575,190       263,271       211,277
                                                                     --------      --------      --------
   Net assets ....................................................   $210,944      $386,100      $ 57,287
                                                                     ========      ========      ========

         See accompanying notes to consolidated financial statements.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               December 31, 1997


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


Organization and Formation of the Company

     Highwoods/Forsyth Limited Partnership (the "Operating Partnership" formerly Highwoods Realty Limited Partnership), commenced operations on June 14, 1994 when Highwoods Properties, Inc. (the "Company") completed an initial public offering (the "Initial Public Offering") and issued 7.4 million shares of Common Stock (plus 1.1 million shares subsequently issued pursuant to the underwriters' over-allotment option). As of December 31, 1997, the Operating Partnership owned 481 properties consisting of 342 suburban office buildings, 139 industrial properties and 718 acres of undeveloped land suitable for future development.

     The following transactions (the "Formation Transactions") occurred in connection with the Initial Public Offering:

   o The Company consummated various purchase agreements to acquire certain interests in 41 properties, including 27 properties that were not owned by the predecessor to the Company and the Operating Partnership (the "Highwoods Group") prior to the Initial Public Offering.

     For the 14 properties previously owned by the Highwoods Group, negative net assets of approximately $9,272,000 were contributed to the Operating Partnership at their historical cost. Approximately, $8,400,000 was distributed to the non-continuing partners of the Highwoods Group for their partnership interests in the 14 properties. For the 27 properties not owned by the Highwoods Group, the Company issued approximately $4,200,000 of common partnership interests (the "Common Units") in the Operating Partnership, assumed $54,164,000 of debt and paid $82,129,000 in cash. These 27 properties were recorded at their purchase price using the purchase method of accounting.

   o The Company became the sole general partner of Operating Partnership, by contributing its ownership interests in the 41 properties and its third-party fee business and all but $10,400,000 of the net proceeds of the Initial Public Offering in exchange for an approximate 88.3% interest in the Operating Partnership.

   o The Operating Partnership executed various option and purchase agreements whereby it paid approximately $81,352,000 in cash, issued 1,054,664 Common Units and assumed approximately $118,111,000 of indebtedness in exchange for fee simple interests in the 41 properties and the development land.

   o The Operating Partnership contributed the third-party management and development business and the third-party leasing business to Highwoods Services, Inc. (formerly Highwoods Realty Services, Inc. and Highwoods Leasing Company) in exchange for 100% of each company's non-voting common stock and 1% of each company's voting common stock.

     Generally one year after issuance (the "lock-up period"), the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the fair market value of one share of the Company's Common Stock at the time of such redemption, provided that the Company at its option may elect to acquire any such Common Unit presented for redemption for cash or one share of Common Stock. When a Common Unit holder redeems a Common Unit for a share of Common Stock or cash, the minority interest will be reduced and the Company's share in the Operating Partnership will be increased. The Common Units owned by the Company are not redeemable for cash. At December 31, 1997, the lock-up period had expired with respect to 3,805,392 of the 10,444,464 Common Units issued and outstanding.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- Continued


Basis of Presentation

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

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted the Statement in the first quarter of 1996 and the adoption did not have any material effect.



Cash Equivalents

     The Operating Partnership considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


Restricted Cash

     The Operating Partnership is required by a mortgage note to maintain various depository accounts, a cash collateral account and a contingency reserve account. All rents with respect to the collateralized properties are made payable to, and deposited directly in, the depository accounts, which are then transferred to the cash collateral account. Subsequent to payment of debt service and other required escrows, the residual balance of the cash collateral account is funded to the Operating Partnership for capital expenditures and operations. The contingency reserve account is required to maintain a balance of $7,000,000. At December 31, 1997, the account balances were $8,624,090 including $7,069,186 in the contingency reserve account. At December 31, 1996, the account balances were $7,691,857 including $7,000,000 in the contingency reserve account.

     The Operating Partnership is required by certain mortgage notes to escrow real estate taxes with the mortgagor. At December 31, 1997 and 1996, $717,350 and $846,990, respectively, was escrowed for real estate taxes.


Revenue Recognition

     Minimum rental income is recognized on a straight-line basis over the term of the lease. Unpaid rents are included in accounts receivable. Certain lease agreements contain provisions which provide reimbursement of real estate taxes, insurance, advertising and certain common area maintenance ("CAM")

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- Continued

costs. These additional rents are recorded on the accrual basis. All rent and other receivables from tenants are due from commercial building tenants located in the properties.


     Deferred Lease Fees and Loan Costs

     Lease fees, concessions and loan costs are capitalized at cost and amortized over the life of the related lease or loan term, respectively.


     Redeemable Common Units

     Holders of redeemable Common Units may request redemption of each of their Common Units by the Operating Partnership for cash equal to the fair market value of one share of the Company's Common Stock at any time after expiration of the applicable "lock-up" period. The Company, the general partner of the Operating Partnership, may at its option choose to satisfy the redemption requirement by issuing Common Stock on a one-for-one basis for the number of Common Units submitted for redemption. In accordance with ASR 268 issued by the Securities and Exchange Commission, these Common Units are classified outside of permanent partners' capital in the accompanying balance sheet. The recorded value of the Common Units is based on fair value at the balance sheet date as measured by the closing price of the Company's common stock on that date multiplied by the total number of Common Units outstanding.


     Income Taxes

     No provision has been made for income taxes in the accompanying financial statements because such taxes, if any, are the responsibility of the individual partners.

     The tax basis of the Operating Partnership's assets and liabilities is $2,306,333,000 and $1,035,558,000 respectively. The Operating Partnership's taxable income for the years ended December 31, 1997, 1996 and 1995 was $76,213,000, $42,738,000 and $22,258,500, respectively. The differences between book income and taxable income primarily result from timing differences consisting of depreciation expense ($3,077,000, $530,000 and $2,788,000 in 1997, 1996 and 1995, respectively) and recording of rental income ($6,762,000, $2,596,791 and $1,115,390 in 1997, 1996 and 1995, respectively).


     Concentration of Credit Risk

     Management of the Operating Partnership performs ongoing credit evaluations of its tenants. The properties are leased to approximately 3,100 tenants, in 19 geographic locations, which engage in a wide variety of businesses. There is no dependence upon any single tenant.


     Interest Rate Risk Management

     The Operating Partnership may enter into derivative financial instruments such as interest rate swaps and interest rate collars in order to mitigate its interest rate risk on a related financial instrument. The Operating Partnership has designated these derivative financial instruments as hedges and applies deferral accounting. Gains and losses related to the termination of such derivative financial instruments are deferred and amortized to interest expense over the term of the debt instrument. Payments to or from counterparties are recorded as adjustments to interest expense.

     The Operating Partnership also utilizes interest rate contracts to hedge interest rate risk on anticipated debt offerings. These anticipatory hedges are designated, and effective, as hedges of identified debt issuances which have a high probability of occurring. Gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the life of the related debt instrument.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- Continued

     The Operating Partnership is exposed to certain losses in the event of non-performance by the counterparties under the collar and swap arrangements. The counterparties are major financial institutions with credit ratings of Aa3 or better, and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Operating Partnership could be required to pay the full rate under its Revolving Loan and the variable rate mortgages, even if such rate were in excess of the rate in the collar and swap agreements. The Operating Partnership would not realize a material loss as of December 31, 1997 in the event of non-performance by any one counterparty. Additionally, the Operating Partnership limits the amount of credit exposure with any one institution.


     Common Unit and Stock Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of a share at the date of grant. With each issuance of a share, the Operating Partnership will issue to the Company one Common Unit upon payment of the exercise price to the Operating Partnership. In addition, the Operating Partnership grants options for a fixed number of Common Units to employees with an exercise price equal to the fair value of a share of Common Stock at the date of grant. As described in Note 8, the Operating Partnership has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock and Common Unit options.


     Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


     Impact of Recently Issued Accounting Standards

     In 1997, the FASB issued Statements No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which are both effective for fiscal years beginning after December 15, 1997. SFAS 130 addresses reporting amounts of other comprehensive income and SFAS 131 addresses reporting segment information. The Operating Partnership does not believe that the adoption of these new standards will have a material impact on the its financial statements.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


2. MORTGAGES AND NOTES PAYABLE

     Mortgages and notes payable consisted of the following at December 31, 1997 and 1996 (in thousands):



                                                                 1997          1996
                                                             -----------   -----------
          Mortgage notes payable:
            7.9% mortgage note due 2001 ..................   $140,000      $140,000
            8.1% mortgage note due 2002 ..................     11,649            --
            9.0% mortgage note due 2005 ..................     39,630        40,168
            8.2% mortgage note due 2005 ..................     30,951        31,410
            8.0% mortgage note due 2006 ..................     43,465            --
            7.6% to 13% mortgage notes due between
    1999 and 2013 ........................................     66,681        73,719
            Variable rate mortgage note due 2000 .........         --        11,612
                                                             --------      --------
                                                              332,376       296,909
                                                             --------      --------
          Unsecured indebtedness:
            6.8% notes due in 2003 .......................    100,000       100,000
            7.19% notes due in 2004 ......................    100,000            --
            7.0% notes due in 2006 .......................    110,000       110,000
            7% and 9% notes due in 1997 ..................         --        11,595
            Variable rate note due in 1999 ...............     21,682        22,372
            Revolving Loan due in 1998 ...................     50,000            --
            Revolving loan due in 1999 ...................    264,500        15,000
                                                             --------      --------
                                                              646,182       258,967
                                                             --------      --------
    Total ................................................   $978,558      $555,876
                                                             ========      ========

     Secured Indebtedness

     Mortgage notes payable were secured by real estate with an aggregate carrying value of $719.4 million at December 31, 1997.

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

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

2. MORTGAGES AND NOTES PAYABLE -- Continued

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


     Unsecured Indebtedness

     On November 26, 1996, the Operating Partnership issued $100,000,000 of unsecured 6 3/4% notes due December 1, 2003 and $110,000,000 of unsecured 7% notes due December 1, 2006. Interest on the notes is payable semi-annually on June 1 and December 1, commencing on June 1, 1997. In accordance with the terms of the Indenture under which the unsecured notes are issued, the Operating Partnership is required to (a) limit its total indebtedness, (b) limit its level of secured debt, (c) maintain a minimum debt service coverage ratio and
(d) maintain a minimum level of unencumbered assets. At December 31, 1997, the Operating Partnership was in compliance with these covenants.

     On June 24, 1997, a trust formed by the Operating Partnership sold $100 million of X-POSSM, which represent fractional undivided beneficial interests in the trust. The assets of the trust consist of, among other things, $100 million of Put Option Notes. The X-POSSM bear an interest rate of 7.19%, representing an effective borrowing cost of 7.09%, net of a related put option and certain interest rate protection agreement costs. Under certain circumstances, the Put Option Notes could also become subject to early maturity on June 15, 2004. The Put Option Notes are subject to the same covenants as the unsecured 6 3/4% and 7% notes described above.

     In September 1996, the Operating Partnership obtained a $280,000,000 unsecured revolving loan which matures on October 31, 1999. Borrowings under such revolving loan will adjust based upon the Operating Partnership's senior unsecured debt rating with a range of 30-day LIBOR plus 100 basis points to LIBOR plus 175 basis points. At December 31, 1997, the rate was set at 30-day LIBOR plus 100 basis points and the effective interest rate was 6.97%. The Operating Partnership had $15,500,000 in available borrowings under this loan at December 31, 1997. In December 1997, the Operating Partnership obtained a $150,000,000 unsecured revolving loan which matures on June 30, 1998. Borrowings under the revolving loan will be based on the 30-day LIBOR rate plus 90 basis points. At December 31, 1997 the effective interest rate was 6.84%. The Operating Partnership had $100,000,000 in available borrowings under this loan at December 31, 1997. The terms of each of the revolving loans require the Operating Partnership to pay a commitment fee equal to .15% to .25% of the unused portion of such revolving loan and include certain restrictive covenants which limit, among other things, dividend payments, and which require compliance with certain financial ratios and measurements. At December 31, 1997, the Operating Partnership was in compliance with these covenants.


     Other Information

     The Operating Partnership has entered into an interest swap agreement with a financial institution to fix effectively the interest rate on the variable rate mortgages and variable rate notes at a rate of 6.95%. At December 31, 1997, the notional amount of the interest rate swap equaled the outstanding balance of the indebtedness. The swap expires in June 2000 and had a cost basis of $334,000 at December 31, 1997.

     To limit increases in interest expense on $80 million of its $430 million aggregate amount of unsecured revolving loans (the "Revolving Loans"), the Operating Partnership has purchased an interest rate collar which limits its exposure to an increase in 30-day LIBOR to 6.25% through November 2001. The

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

2. MORTGAGES AND NOTES PAYABLE -- Continued

initial premium used to acquire the $80 million interest rate collar is being amortized over the term of the collar. The cost basis of the collar was $2,457,000 at December 31, 1997.

     Net payments made to counterparties under the above interest rate protection agreement were $47,000 in 1997 and were recorded as an increase to interest expense. Payments received from counterparties under the above interest rate protection agreements were $167,000 in 1996 and $385,000 in 1995 and were recorded as a reduction of interest expense.

     The aggregate maturities of the mortgage and notes payable at December 31, 1997 are as follows (in thousands):


  1998 .................   $ 54,737
  1999 .................    291,541
  2000 .................     21,529
  2001 .................    143,630
  2002 .................     14,504
  Thereafter ...........    452,617
                           --------
                           $978,558
                           ========

     Total interest capitalized was $7,238,000 in 1997, $2,935,000 in 1996, and $507,000 in 1995.

     In anticipation of a 1998 debt offering, on September 17, 1997, the Operating Partnership entered into a swap agreement with a notional amount of $114 million. The swap agreement has a termination date of April 10, 1998, and carries a fixed rate of 6.3%, which is a combination of the treasury rate plus the swap spread and the forward premium. The estimated fair value of the swap agreement at December 31, 1997 was ($4.8 million).


3. EMPLOYEE BENEFIT PLANS


Management Compensation Program

     The Operating Partnership has established an incentive compensation plan for employees of the Operating Partnership. The plan provides for payment of a cash bonus to participating employees if certain Operating Partnership performance objectives are achieved. The amount of the bonus to participating employees is based on a formula determined for each employee by the Compensation Committee of the Company, but may not exceed 100% of base salary. All bonuses may be subject to adjustment to reflect individual performance as measured by specific qualitative criteria to be approved by the Compensation Committee. Bonuses are accrued in the year earned and included in accrued expenses in the Consolidated Balance Sheets.

     In addition, as an incentive to retain top management, the Company has established a deferred compensation plan which provides for phantom stock awards. Under the deferred compensation plan, phantom stock or stock appreciation rights equal in value to 25% of the yearly cash bonus may be set aside in an incentive pool, with payment after five years. If an employee leaves the Company for any reason (other than death, disability or normal retirement) prior to the end of the five-year period, all awards under the deferred compensation plan will be forfeited. The Operating Partnership reimburses the Company with respect to its obligations under the deferred compensation plan.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


401(k) Savings Plan

     The Company has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Company matches the first 6% of compensation deferred at the rate of 50% of employee contributions. During 1997, 1996 and 1995, the Company contributed $353,000, $160,000, and $51,000, respectively to the Plan. Administrative expenses of the plan are paid by the Company. The Company's obligations under and related to the Plan are reimbursed by the Operating Partnership.


Employee Stock Purchase Plan

     In August 1997, the Company instituted an Employee Stock Purchase Plan ("ESPP") for all active employees. At the end of each three-month offering period, each participant's account balance is applied to acquire shares of Common Stock at 90% of the market value of the Common Stock, calculated as the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant may not invest more than $7,500 per quarter. As of December 31, 1997, 5,839 shares of Common Stock had been purchased under the ESPP for the year. With each share of Common Stock issued under the ESPP, the Operating Partnership issues one Common Unit to the Company in exchange for the price paid by the employee for the share.


4. RENTAL INCOME

     The Operating Partnership's real estate assets are leased to tenants under operating leases, substantially all of which expire over the next ten years. The minimum rental amounts under the leases are generally either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases also require that the tenants reimburse the Operating Partnership for increases in certain costs above the base year costs.

     Expected future minimum rents to be received over the next five years and thereafter from tenants for leases in effect at Deceber 31, 1997, are as follows (in thousands):


  1998 ......................   $  327,950
  1999 ......................      274,130
  2000 ......................      214,538
  2001 ......................      150,889
  2002 ......................       95,660
  Thereafter ................      262,215
                                ----------
                                $1,325,382
                                ==========

5. RELATED-PARTY TRANSACTIONS

     The Operating Partnership makes advances to Highwoods Services, Inc. for working capital purposes. These advances bear interest at a rate of 7% per annum due on demand and totaled $7,022,000 at December 31, 1997 and $2,406,000 at December 31, 1996. The Operating Partnership recorded interest income from these advances of $142,189, $91,000 and $43,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     On October 1, 1997, the Operating Partnership transferred title to the Ivy Distribution Center in Winston-Salem, North Carolina, to a limited liability company controlled by an executive officer of the Company for $2,050,000. The Operating Partnership accepted a Note Receivable of $2,050,000 as consideration for

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

5. RELATED-PARTY TRANSACTIONS -- Continued

this transaction, which approximated the carrying value of the property. The note bears interest at 8% per annum and is payable in full on September 1, 1998. The Operating Partnership recorded interest income of $41,000 for the year ended December 31, 1997.

     On March 18, 1997, the Operating Partnership purchased 5.68 acres of development land in Raleigh, North Carolina for $1,298,959 from a Partnership in which an executive officer and director and an additional director of the Company each had an 8.5% limited partnership interest.

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


6. PARTNER'S CAPITAL


Distributions

     Distributions paid on Common Units were $1.98, $1.86 and $1.75 per Common Unit for the years ended December 31, 1997, 1996 and 1995 respectively.

     On January 26, 1998, the Board of Directors declared a Common Unit distribution of $.51 per Common Unit payable on February 18, 1998, to Common Unitholders of record on February 5, 1998. Such distributions are prorated with respect to Common Units that have not been outstanding for the full prior quarter.


Preferred Units

     On February 7, 1997, the Operating Partnership issued 125,000 Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units"). The Series A Preferred Units are non-voting and have a liquidation preference of $1,000 per Unit for an aggregate liquidation preference of $125.0 million plus accrued and unpaid distributions. The net proceeds (after underwriting commission and other offering costs) of the Series A Preferred Units issued were $121.8 million. The Company is entitled to receive cumulative preferential cash distributions at a rate of 8 5/8% of the liquidation preference per annum (equivalent to $86.2 per Unit). On or after February 12, 2027, the Series A Preferred Units will be redeemed for cash upon the redemption of the corresponding Series A Preferred Stock issued by the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other Units, which may include other preferred Units.

     On September 22, 1997, the Operating Partnership issued 6,900,000 Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units") to the Company. The Series B Preferred Units are non-voting and have a liquidation preference of $25 per share for an aggregate liquidation preference of $172.5 million plus accrued and unpaid distributions. The net proceeds (after underwriting commission and other offering costs) of the Series B Preferred Units issued were $166.3 million. The Company is entitled to receive cumulative preferential cash distributions at a rate of 8% of the liquidation preference per annum (equivalent to $2.00 per Unit). On or after September 25, 2002, the Series B Preferred Units may be redeemed for cash upon the redemption of the corresponding Series B Preferred Stock issued by the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other Units, which may include other preferred Units.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


7. EARNINGS PER COMMON UNIT

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share," which is effective for financial statements for periods ending after December 15, 1997. FASB Statement No. 128 requires the restatement of prior period earnings per share and requires the disclosure of additional supplemental information detailing the calculation of earnings per share.

     FASB Statement No. 128 replaced the calculation of primary and fully diluted earnings per Common Unit with basic and diluted earnings per share. Unlike primary earnings per Common Unit, basic earnings per Common Unit excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per Common Unit is very similar to the previously reported fully diluted earnings per Common Unit. It is computed using the weighted average number of Common Units and the dilutive effect of options, warrants and convertible securities outstanding, using the "treasury stock" method. Earnings per Common Unit data is required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements. All earnings per Common Unit amounts for all periods presented have, where appropriate, been restated to conform to the FASB Statement 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per Common Unit:



                                                                   1997              1996             1995
                                                             ----------------   --------------   --------------
Numerator:
  Income before extraordinary item .......................   $91,552,000        $46,674,000      $28,934,000
  Non-convertible preferred unit dividends ...............   (13,117,000)               --               --
  Extraordinary item .....................................    (6,945,000)       (2,432,000)      (1,068,000)
                                                             -----------        -----------      -----------
Numerator for basic earnings per Common
  Unit -- income available to Common Unitholders .........    71,490,000        44,242,000       27,866,000
Numerator for diluted earnings per share -- income
  available to Common Unitholders ........................    71,490,000        44,242,000       27,866,000
Denominator:
Denominator for basic earnings per Common
  Unit -- weighted-average shares ........................    46,421,790        29,852,000       18,697,000
  Effect of dilutive securities:
   Employee stock options ................................       317,845           189,620           90,041
   Warrants ..............................................        73,310            32,258           13,794
                                                             -----------        -----------      -----------
  Dilutive potential Common Units ........................       391,155           221,878          103,835
Denominator for diluted earnings per Common
  Unit -- adjusted weighted average Common Units
  and assumed conversions ................................    46,812,945        30,073,878       18,800,835
Basic earnings per Common Unit ...........................   $      1.54        $     1.48       $     1.49
                                                             ===========        ===========      ===========
Diluted earnings per Common Unit .........................   $      1.53        $     1.47       $     1.48
                                                             ===========        ===========      ===========

     For additional disclosures regarding the outstanding preferred Units, the employee stock options, the warrants, see Notes 6 and 8.

     On January 27, 1998, the Company sold 2,000,000 shares of Common Stock in an underwritten public offering for net proceeds of approximately $68.2 million. On February 12, 1998, the Company sold an aggregate of 1,553,604 shares of Common Stock in two underwritten public offerings for net proceeds of approximately $51.2 million. On March 30, 1998, the Company sold 428,572 shares of Common Stock in an underwritten public offering for net proceeds of approximately $14.2 million. (See Note 9.)

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


8. STOCK OPTIONS AND WARRANTS

     As of December 31, 1997, 2,364,027 shares of the Company's authorized Common Stock were reserved for issuance upon the exercise of options under the Amended and Restated 1994 Stock Option Plan. Options generally vest over a four or five-year period beginning with the date of grant. In 1997, the Company adopted a Unit Option Plan whereby no limit was placed on the number of authorized Common Units reserved for future issuances. Common Unit options are similar to non-qualified stock options except that the holder is entitled to purchase Common Units in the Operating Partnership. Each Common Unit received upon the exercise of a Common Unit option may be redeemed by the holder thereof for the cash value of one share of Common Stock. The Company intends to allow holders of the Common Unit options to convert them to non-qualified stock options upon approval by the stockholders of the Company.

     In 1995, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). SFAS 123 recommends the use of a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date on the fair value of the award and is recognized over the service period (generally the vesting period of the award). However, SFAS 123 specifically allows an entity to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") so long as pro forma disclosures of net income and earnings per share are made as if SFAS 123 had been adopted. The Operating Partnership has elected to follow APB 25 and related interpretations in accounting for its employee stock options because the Operating Partnership believes that the models available to estimate the fair value of employee stock options do not provide a reliable single measure of the fair value of employee stock options. Moreover, such models required the input of highly subjective assumptions, which can materially affect the fair value estimates. APB 25 requires the recognition of compensation expense at the date of grant equal to the difference between the option price and the value of the underlying stock. Because the exercise price of the options equals the market price of the underlying stock on the date of grant, the Operating Partnership records no compensation expense for the award of employee stock options.

     Under SFAS 123, a public entity must estimate the fair value of a stock option by using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. SFAS provides examples of possible pricing models and includes the Black-Scholes pricing model, which the Operating Partnership used to develop its pro forma disclosures. However, as previously noted, the Operating Partnership does not believe that such models provide a reliable single measure of the fair value of employee stock options. Furthermore, the Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, rather than for use in estimating the fair value of employee stock options subject to vesting and transferability restrictions.

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, only options granted subsequent to that date were valued using this Black-Scholes model. The fair value of these options granted in 1997 was estimated at the date of grant using the following weighted-average assumptions: risk-free interest rates ranging between 5.75% and 6.72%, dividend yield of 6.5% and a weighted average expected life of the options of five years. The fair values of the 1996 and 1995 options were estimated at the date of grant using the following weighted average assumptions: risk-free interest rate of 6.47%; expected volatility of .182; dividend yield of 7.07% and a weighted-average expected life of the options of five years. Had the compensation cost for the Operating Partnership's option plans been determined based on the fair value at the date of grant for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS 123, the Operating Partnership's net income and net income per share

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

8. STOCK OPTIONS AND WARRANTS -- Continued

would have decreased to the pro forma amounts indicated below:



                                                                                 Year ended
                                                                                December 31
                                                                 ------------------------------------------
                                                                     1997           1996           1995
                                                                 ------------   ------------   ------------
Net income -- as reported ....................................     $ 71,490       $ 44,242       $ 27,866
Net income -- pro forma ......................................     $ 70,769       $ 43,783       $ 27,743
Net income per Class A Unit -- basic (as reported) ...........     $   1.54       $   1.48       $   1.49
Net income per Class A Unit -- diluted (as reported) .........     $   1.53       $   1.47       $   1.48
Net income per Class A Unit -- basic (pro forma) .............     $   1.54       $   1.48       $   1.49
Net income per Class A Unit -- diluted (pro forma) ...........     $   1.51       $   1.46       $   1.48

     The following table summarizes information about employees' and Board of Directors' stock and Unit options outstanding at December 31, 1997, 1996 and 1995:



                                                Options Outstanding
                                          --------------------------------
                                                                 Weighted
                                                                 Average
                                                Number           Exercise
                                               of Shares          Price
                                          ------------------   -----------
Balances at December 31, 1994 .........          326,000        $  21.00
Options granted .......................          400,000           22.09
Options canceled ......................          (28,680)          23.22
Options exercised .....................           (8,000)          21.00
                                                 -------        --------
Balances at December 31, 1995 .........          689,320           21.54
Options granted .......................          586,925           28.27
Options canceled ......................               --              --
Options exercised .....................          (10,545)          20.75
                                                 -------        --------
Balances at December 31, 1996 .........        1,265,700           24.67
Options granted .......................        2,250,765(1)        32.90
Options canceled ......................          (76,040)          22.20
Options exercised .....................         (117,428)          21.84
                                               -----------      --------
Balances at December 31, 1997 .........        3,322,997(1)     $  30.40
                                               ===========      ========

----------
(1) Includes 1,134,310 Common Unit Options granted pursuant to the Operating Partnership's 1997 Unit Option Plan.



                                 Options Exercisable
                              -------------------------
                                              Weighted
                                              Average
                               Number of      Exercise
                                 Shares        Price
                              -----------   -----------
December 31, 1995 .........     48,000      $ 21.00
December 31, 1996 .........    225,350      $ 21.74
December 31, 1997 .........    686,870      $ 30.94

     Exercise prices for options outstanding as of December 31, 1997 ranged from $20.75 to $35.50. The weighted average remaining contractual life of those options is 9.0 years. Using the Black-Scholes options valuation model, the weighted average fair value of options granted during 1997, 1996 and 1995 was $3.23, $3.10 and $1.90, respectively.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


     Warrants

     In connection with various acquisitions in 1997, 1996 and 1995, the Company issued warrants to certain officers and directors.



                           Number of      Exercise
Date of Issuance            Warrants       Price
-----------------------   -----------   -----------
February 1995 .........     100,000       $ 21.00
April 1996 ............     150,000       $ 28.00
October 1997 ..........   1,479,290       $ 32.50
December 1997 .........     120,000       $ 34.13
                          ---------
  Total ...............   1,849,290
                          =========

     The warrants granted in February 1995, April 1996 and December 1997 expire 10 years from the date of issuance and are exercisable as of December 31, 1996. The warrants granted in October 1997 do not have an expiration date. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units.


9. COMMITMENTS AND CONTINGENCIES


     Lease

     Certain properties in the portfolio are subject to land leases expiring through 2082. Rental payments on these leases are either adjusted annually based on the consumer price index or based on a predetermined schedule.

     For three properties, the Operating Partnership has the option to purchase the leased land during the lease term at the greater of 85% of appraised value or $35,000 per acre.

     The obligation for future minimum lease payments is as follows (in thousands):


        1998 ...............   $ 1,130
        1999 ...............     1,155
        2000 ...............     1,166
        2001 ...............     1,182
        2002 ...............     1,169
        Thereafter .........    60,151
                               -------
                               $65,953
                               =======

     Forward Share Purchase Agreement

     On August 28, 1997, the Company entered into two transactions with affiliates of Union Bank of Switzerland (the "August 1997 Offering"). In one transaction, the Company sold 1,800,000 shares of Common stock to UBS Limited for net proceeds of approximately $57 million. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Contract") with Union Bank of Switzerland, London Branch ("UBS/LB"). The Forward Contract generally provides that if the price of a share of Common Stock is above $32.14 (the "Forward Price") on August 28, 1998, UBS/LB will return the difference (in shares of Common Stock) to the Company. Similarly, if the price of a share of Common Stock on August 28, 1998 is less than the Forward Price, the Company will pay the difference to UBS/LB in cash or shares of Common Stock, at the Company's option.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


     Litigation

     The Operating Partnership is a party to a variety of legal proceedings arising in the ordinary course of its business. These matters are generally covered by insurance or indemnities. All of these matters, taken together, are not expected to have a material adverse effect on the accompanying consolidated financial statements notwithstanding possible insurance recovery.


     Contracts

     The Operating Partnership has entered into construction contracts totaling $150.4 million at December 31, 1997. The amounts remaining on these contracts as of December 31, 1997, totaled $69.0 million.

     The Operating Partnership has entered into a contract under which it is committed to acquire 36 acres of land over a three-year period for an aggregate purchase price of approximately $6,000,000. The seller has the option to elect to receive the purchase price in either cash or Common Units valued at $26.67 per Common Unit.

     The Operating Partnership has also entered into a contract under which it is committed to acquire 18 acres of land on or before August 1, 1998, for an aggregate purchase price of approximately $2,032,000.


     Capital Expenditures

     The Operating Partnership presently has no plans for major capital improvements to the existing properties, other than an $8 million renovation of the common areas of a 69,000-square foot property acquired in the ACP Transaction. A reserve has been established to cover the cost of the renovations.


     Environmental Matters

     Substantially all of the Operating Partnership's properties have been subjected to Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying consolidated financial statements.


     Employment Agreements

     As the Operating Partnership has expanded into new markets, it has sought to enter into business combinations with local real estate operators with management and development experience in their respective markets. Accordingly, in connection with joining the Company as officers as a result of such business combinations, some officers have entered into employment agreements with the Company. The Operating Partnership reimburses the Company with respect to its obligations under such agreements.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

9. COMMITMENTS AND CONTINGENCIES -- Continued

10. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Operating Partnership could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values . The carrying amounts and estimated fair values of the Operating Partnership's financial instruments at December 31, 1997, were as follows (in thousands):



                                                                 Carrying        Fair
                                                                  Amount         Value
                                                                ----------   ------------
           Cash and cash equivalents ........................   $ 19,487       $ 19,487
           Accounts and notes receivable ....................   $ 17,701       $ 17,701
           Mortgages and notes payable ......................   $978,558       $995,180
           Interest rate collar and swap agreements .........   $  2,791       $   (259)

     The fair values for the Operating Partnership's fixed rate mortgages and notes payable were estimated using discounted cash flow analysis, based on the Operating Partnership's estimated incremental borrowing rate at December 31, 1997, for similar types of borrowing arrangements. The carrying amounts of the Operating Partnership's variable rate borrowings approximate fair value.

     The fair values of the Operating Partnership's interest rate swap and interest rate collar agreements represent the estimated amount the Operating Partnership would receive or pay to terminate or replace the financial instruments at current market rates.

     Disclosures about the fair value of financial instruments are based on relevant information available to the Operating Partnership at December 31, 1997. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.


11. SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma information has been prepared assuming the following transactions all occurred as of January 1, 1996: (1) the 1996 acquisition of 91 properties at an initial cost of $704 million, (2) the 1997 acquisition of 176 properties at an initial cost of $1.1 billion, (3) the Summer 1996 and December 1996 Common Stock offerings, (4) the November 1996 issuance of $210 million of unsecured notes, (5) the 1997 Series A and Series B Preferred Stock Offerings, (6) the June 1997 X-POS Offering and (7) the August and October 1997 Offerings.

     Pro forma interest expense was calculated based on the indebtedness outstanding after debt repayment and using the effective interest rate on such indebtedness. In connection with various transactions, the Operating Partnership issued Common Units totaling 6.7 million in 1997 and 1.3 million in 1996 which were recorded at their fair market value upon the closing date of the transactions.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

11. SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED) -- Continued



                                                 Pro Forma Year Ended     Pro Forma Year Ended
                                                   December 31, 1997       December 31, 1996
                                                ----------------------   ---------------------
                                                   (in thousands, except per share amounts)
        Revenues ............................         $ 350,595                $ 307,542
        Net Income before
          Extraordinary Item ................         $  89,897                $  58,139
        Net Income ..........................         $  82,952                $  55,707
        Net Income per Class A Unit .........         $    1.45                $    0.98
        Net Income per Class A Unit .........         $    1.44                $    0.97

     The pro forma information is not necessarily indicative of what the Operating Partnership's results of operations would have been if the transactions had occurred at the beginning of each period presented. Additionally, the pro forma information does not purport to be indicative of the Operating Partnership's results of operations for future periods.


12. SUBSEQUENT EVENTS


     Recent Acquisitions

     In closings on December 23, 1997 and January 8, 1998, the Operating Partnership completed a business combination with Riparius Development Corporation in Baltimore, Maryland involving the acquisition of a portfolio of five office properties encompassing 369,000 square feet, two office development projects encompassing 235,000 square feet, 11 acres of development land and 101 additional acres of development land to be acquired over the next three years (the "Riparius Transaction"). The cost of the Riparius Transaction consisted of a cash payment of $43.6 million. In addition, the Operating Partnership has assumed the two office development projects with an anticipated cost of $26.2 million expected to be paid in 1998, and will pay out $23.9 million over the next three years for the 101 additional acres of development land.

     On February 4, 1998, the Operating Partnership acquired substantially all of a portfolio consisting of 28 office properties encompassing 787,000 rentable square feet, seven service center properties encompassing 471,000 square feet and 66 acres of development land in Tampa, Florida (the "Garcia Transaction"). The cost of the Garcia Transaction consists of a cash payment of approximately $87 million and the assumption of approximately $24 million in secured debt. The Operating Partnership expects to close on the one remaining property by April 4, 1998.


     Pending Acquisitions

     On December 22, 1997, the Operating Partnership entered into a merger agreement (the "Merger Agreement") with J.C. Nichols Company, a publicly traded Kansas City real extate operating company ("J.C. Nichols"), pursuant to which the Operating Partnership would acquire J.C. Nichols with the view that the Operating Partnership would combine its property operations with J.C. Nichols (the "J.C. Nichols Transaction").

     J.C. Nichols owns or has an ownership interest in 27 office properties encompassing approximately 1.5 million rentable square feet, 13 industrial properties encompassing approximately 337,000 rentable square feet, 33 retail properties encompassing approximately 2.5 million rentable square feet and 16 multifamily communities with 1,816 apartment units in Kansas City, Missouri and Kansas. Additionally, J.C. Nichols has an ownership interest in 21 office properties encompassing approximately 1.3

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

12. SUBSEQUENT EVENTS -- Continued

million rentable square feet, one industrial property encompassing approximately 200,000 rentable square feet and one multifamily community with 418 apartment units in Des Moines, Iowa.

     Consummation of the J.C. Nichols Transaction is subject, among other things, to the approval of 66 2/3% of the shareholders of J.C. Nichols. Under the terms of the Merger Agreement, the Operating Partnership would acquire all of the outstanding common stock, $.01 par value, of J.C. Nichols ("J.C. Nichols Common Stock"). Under the Merger Agreement, J.C. Nichols shareholders may elect to receive either 1.84 shares of Common Stock or $65 in cash for each share of J.C. Nichols Common Stock. However, the cash payment to J.C. Nichols shareholders cannot exceed 40% of the total consideration and the Operating Partnership may limit the amount of Common Stock issued to 75% of the total consideration. The exchange ratio is fixed and reflects the average closing price of the Common Stock over the 20 trading days preceding the effective date of the Merger Agreement. The cost of the J.C. Nichols Transaction under the Merger Agreement is approximately $570 million, including assumed debt of approximately $250 million, net of cash of approximately $65 million. The Merger Agreement provides for payment by J.C. Nichols to the Company of a termination fee and expenses of up to $17.2 million if J.C. Nichols enters into an acquisition proposal other than the Merger Agreement and certain other conditions are met. The failure of J.C. Nichols shareholders to approve the J.C. Nichols Transaction, however, will not trigger the payment of a termination fee, except for a fee of $2.5 million, if, among other things, J.C. Nichols enters into another acquisition proposal before December 22, 1998.

     No assurance can be given that all or part of the J.C. Nichols Transaction will be consummated or that, if consummated, it would follow the terms set forth in the Merger Agreement. As of the date hereof, certain third parties have expressed an interest to J.C. Nichols and/or certain of its shareholders in purchasing all or a portion of the outstanding J.C. Nichols Common Stock at a price in excess of $65 per share. No assurance can be given that a third party will not make an offer to J.C. Nichols or its shareholders to purchase all or a portion of the outstanding J.C. Nichols Common Stock at a price in excess of $65 per share or that the board of directors of J.C. Nichols would reject any such offer. The Company and/or J.C. Nichols may terminate the Merger Agreement if the J.C. Nichols Transaction is not consummated by June 30, 1998.

     The Operating Partnership has entered into an agreement with The Easton-Babcock Companies, a real estate operating company in Miami, Florida ("Easton-Babcock"), pursuant to which the Operating Partnership will combine its property operations with Easton-Babcock and acquire a portfolio of 11 industrial properties encompassing 1.8 million rentable square feet, three office properties encompassing 197,000 rentable square feet and 110 acres of land for development, of which 88 acres will be acquired over a three-year period (the "Easton-Babcock Transaction"). As of December 31, 1997, the industrial properties to be acquired in the Easton-Babcock Transaction were 88% leased and the office properties to be acquired in the Easton-Babcock Transaction were 50% leased. The cost of the Easton-Babcock Transaction is $143 million and will consist of an undetermined combination of the issuance of Common Units, the assumption of mortgage debt and a cash payment. Also in connection with the Easton-Babcock Transaction, the Company will issue to certain affiliates of Easton-Babcock warrants to purchase 926,000 shares of Common Stock at $33.50 per share.


     Financing Activities and Liquidity

     On January 27, 1998, the Company sold 2,000,000 shares of Common Stock in an underwritten public offering for net proceeds of approximately $68.2 million.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

12. SUBSEQUENT EVENTS -- Continued

     On February 2, 1998, the Operating Partnership sold $125 million of 6.835% MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013 and $100 million of 7 1/8% notes due February 1, 2008.

     On February 12, 1998, the Company sold an aggregate of 1,553,604 shares of Common Stock in two underwritten public offerings for net proceeds of approximately $51.2 million.

     On March 30, 1998, the Company sold 428,572 shares of Common Stock in an underwritten public offering for net proceeds of approximately $14.2 million. On February 12, 1998, the Company sold an aggregate of 1,553,604 shares of Common Stock in two underwritten public offerings for net proceeds of approximately $51.2 million.


13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Selected quarterly financial data for the years ended December 31, 1997 and 1996 is as follows (in thousands except per share amounts):

                                                       For the year ended December 31, 1996*
                               -------------------------------------------------------------------------------------
                                First Quarter     Second Quarter     Third Quarter     Fourth Quarter       Total
                               ---------------   ----------------   ---------------   ----------------   -----------
Revenues ...................      $ 23,757           $ 27,440          $ 32,881           $ 48,224       $132,302
                                  ========           ========          ========           ========       ========
Income before extraordinary
  item .....................         9,002              9,960            13,710             14,002        46,674
Extraordinary item .........            --                 --            (2,432)                --        (2,432)
                                  --------           --------          --------           --------       --------
Net (loss) income ..........      $  9,002           $  9,960          $ 11,278           $ 14,002       $44,242
                                  ========           ========          ========           ========       ========
Per Common Unit:
  Income before
   extraordinary
   item -- Basic ...........      $   0.39           $   0.42          $   0.39           $   0.38       $  1.56
                                  ========           ========          ========           ========       ========
  Income before
   extraordinary
   item -- Diluted .........      $   0.39           $   0.42          $   0.38           $   0.38       $  1.55
                                  ========           ========          ========           ========       ========

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED): -- Continued



                                                       For the year ended December 31, 1997*
                               -------------------------------------------------------------------------------------
                                First Quarter     Second Quarter     Third Quarter     Fourth Quarter       Total
                               ---------------   ----------------   ---------------   ----------------   -----------
Revenues ...................      $ 57,776           $ 60,873          $ 63,302           $ 91,214       $273,165
                                  ========           ========          ========           ========       ========
Income before extraordinary
  item .....................        17,670             17,535            18,399             31,476        91,552
Extraordinary item .........        (3,973)                --            (1,561)            (1,358)       (6,945)
                                  --------           --------          --------           --------       --------
Net (loss) income ..........      $ 13,697           $ 17,535          $ 16,838           $ 30,118       $84,607
                                  ========           ========          ========           ========       ========
Per Common Unit:
  Income before
   extraordinary
   item -- Basic ...........      $    .42           $    .42          $    .43           $    .55       $  1.97
                                  ========           ========          ========           ========       ========
  Income before
   extraordinary
   item -- Diluted .........      $    .42           $    .41          $    .42           $    .55       $  1.96
                                  ========           ========          ========           ========       ========

----------
* The total of the four quarterly amounts for net income per Common Unit do not equal the total for the year due to the use of a weighted average to compute the average number of Units outstanding.

                  HIGHWOODS/FORSYTH LIMITED PARTNERSHIP, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION


                               December 31, 1997
                                 (In thousands)


                                                                        Cost Capitalized
                                                                           Subsequent                 Gross Amount at
                                             Initial Cost                to Acquisition       Which Carried at Close of Period
                                                         Building &            Building &              Building &
           Description            Encumbrance    Land   Improvements   Land   Improvements    Land    Improvements   Total (16)
-------------------------------- ------------- ------- -------------- ------ -------------- -------- -------------- ------------
 Ridgefield 200                      1,685        636       3,607       --         176          636        3,783         4,419
 Ridgefield 300                      1,837        910       5,157     --            21          910        5,178         6,088
 1765 The Exchange                      --        767       6,325     --            66          767        6,391         7,158
 Two Point Royal                        --      1,793      14,951     --            --        1,793       14,951        16,744
 400 North Business Park                --        979       6,174     --            21          979        6,195         7,174
 50 Glenlake                            --      2,500      20,000     --            60        2,500       20,060        22,560
 6348 N.E. Expressway                1,437        277       1,646     --             7          277        1,653         1,930
 6438 N.E. Expressway                1,629        181       2,225     --            27          181        2,252         2,433
 Bluegrass Place 1                      --        491       2,036     --            --          491        2,036         2,527
 Bluegrass Place 2                      --        412       2,555     --            --          412        2,555         2,967
 1700 Century Circle                    --      1,115       3,148     --           240        1,115        3,388         4,503
 1800 Century Boulevard                 --      1,441      28,939     --            98        1,441       29,037        30,478
 1875 Century Boulevard                 --         --       8,790     --            27           --        8,817         8,817
 1900 Century Boulevard                 --         --       4,721     --           138           --        4,859         4,859
 2200 Century Parkway                   --         --      14,318     --           231           --       14,549        14,549
 2600 Century Parkway                   --         --      10,357     --            11           --       10,368        10,368
 2635 Century Parkway                   --         --      21,230     --            80           --       21,310        21,310
 2800 Century Parkway                   --         --      20,149     --             6           --       20,155        20,155
 Chattahoochee Avenue                   --        248       1,840     --           175          248        2,015         2,263
 Chastain Place I                       --        472       3,011     --           416          472        3,427         3,899
 Corporate Lakes Distribution           --      1,275       7,242     --           274        1,275        7,516         8,791
  Center
 Cosmopolitan North                     --      2,855       4,155     --           105        2,855        4,260         7,115
 1035 Fred Drive                        --        270       1,246     --             1          270        1,247         1,517
 1077 Fred Drive                        --        384       1,195     --            15          384        1,210         1,594
 5125 Fulton Industrial Blvd            --        578       3,147     --            31          578        3,178         3,756
 Fulton Corporate Center                --        542       2,048     --            26          542        2,074         2,616
 Gwinnett Distribution Center           --      1,128       5,943     --           226        1,128        6,169         7,297
 Kennestone Corporate Center            --        518       4,874     --            --          518        4,874         5,392
 Lavista Business Park                  --        821       5,244     --           211          821        5,455         6,276
 Norcross, I, II                        --        326       1,989     --            --          326        1,989         2,315
 Oakbrook I                          2,013        873       4,948     --            53          873        5,001         5,874
 Oakbrook II                         3,463      1,579       8,950     --           563        1,579        9,513        11,092
 Oakbrook III                        3,931      1,480       8,388     --           115        1,480        8,503         9,983
 Oakbrook IV                         2,381        953       5,400     --            25          953        5,425         6,378
 Oakbrook V                          5,664      2,206      12,501     --           149        2,206       12,650        14,856
 Oakbrook Summitt                    4,600        950       6,596     --            29          950        6,625         7,575
 Oxford Lake Business Center            --        855       7,085     --             6          855        7,091         7,946
 Southside Distribution Center          --        810       4,527     --            23          810        4,550         5,360
 Steel Drive                            --        171       1,219     --            --          171        1,219         1,390
 9690 Deereco Road                      --      1,188      16,460     --            --        1,188       16,460        17,648
 Atrium Building                        --      1,390       9,964     --            --        1,390        9,964        11,354
 Business Center at Owings              --        827       1,597     --            --          827        1,597         2,424
  Mills-7
 Business Center at Owings              --        786       2,263     --            --          786        2,263         3,049
  Mills-8
 Business Center at Owings              --        960       6,187     --            --          960        6,187         7,147
  Mills-9
 Grandview I                         5,154      1,895      10,739     --            56        1,895       10,795        12,690
 Highwoods Square                       --      2,586      14,657     --           315        2,586       14,972        17,558
 Highwoods Plaza                        --      1,772      10,042     --           128        1,772       10,170        11,942
 One Boca Place                         --      5,736      32,505     --           336        5,736       32,841        38,577
 4101 Stuart                            --         70         510     --           234           70          744           814
  Andrew Blvd.
 4105 Stuart                            --         26         189     --            13           26          202           228
  Andrew Blvd.
 4109 Stuart                            --         87         636     --             9           87          645           732
  Andrew Blvd.
 4201 Stuart                            --        110         809     --            28          110          837           947
  Andrew Blvd.



                                                                  Life on
                                                                   Which
                                   Accumulated      Date of     Depreciation
           Description            Depreciation   Construction   is Computed
-------------------------------- -------------- -------------- -------------
 Ridgefield 200                         129         1987         5-40 yrs.
 Ridgefield 300                         176         1989         5-40 yrs.
 1765 The Exchange                       38         1983         5-40 yrs.
 Two Point Royal                         16         1997         5-40 yrs.
 400 North Business Park                114         1985         5-40 yrs.
 50 Glenlake                             22         1997         5-40 yrs.
 6348 N.E. Expressway                    37         1978         5-40 yrs.
 6438 N.E. Expressway                    50         1981         5-40 yrs.
 Bluegrass Place 1                       19         1995         5-40 yrs.
 Bluegrass Place 2                       24         1996         5-40 yrs.
 1700 Century Circle                     87         1972         5-40 yrs.
 1800 Century Boulevard                 702         1975         5-40 yrs.
 1875 Century Boulevard                 213         1976         5-40 yrs.
 1900 Century Boulevard                 131         1971         5-40 yrs.
 2200 Century Parkway                   365         1971         5-40 yrs.
 2600 Century Parkway                   251         1973         5-40 yrs.
 2635 Century Parkway                   518         1980         5-40 yrs.
 2800 Century Parkway                   488         1983         5-40 yrs.
 Chattahoochee Avenue                    67         1970         5-40 yrs.
 Chastain Place I                        91         1997         5-40 yrs.
 Corporate Lakes Distribution           195         1988         5-40 yrs.
  Center
 Cosmopolitan North                     104         1980         5-40 yrs.
 1035 Fred Drive                         30         1973         5-40 yrs.
 1077 Fred Drive                         29         1973         5-40 yrs.
 5125 Fulton Industrial Blvd             77         1973         5-40 yrs.
 Fulton Corporate Center                 51         1973         5-40 yrs.
 Gwinnett Distribution Center           143         1991         5-40 yrs.
 Kennestone Corporate Center             87         1985         5-40 yrs.
 Lavista Business Park                  126         1973         5-40 yrs.
 Norcross, I, II                         44         1970         5-40 yrs.
 Oakbrook I                             179         1981         5-40 yrs.
 Oakbrook II                            395         1983         5-40 yrs.
 Oakbrook III                           313         1984         5-40 yrs.
 Oakbrook IV                            183         1985         5-40 yrs.
 Oakbrook V                             436         1985         5-40 yrs.
 Oakbrook Summitt                       151         1981         5-40 yrs.
 Oxford Lake Business Center            128         1985         5-40 yrs.
 Southside Distribution Center          101         1988         5-40 yrs.
 Steel Drive                             27         1975         5-40 yrs.
 9690 Deereco Road                       17         1989         5-40 yrs.
 Atrium Building                         10         1986         5-40 yrs.
 Business Center at Owings                2         1989         5-40 yrs.
  Mills-7
 Business Center at Owings                2         1989         5-40 yrs.
  Mills-8
 Business Center at Owings                7         1988         5-40 yrs.
  Mills-9
 Grandview I                            364         1989         5-40 yrs.
 Highwoods Square                       501         1989         5-40 yrs.
 Highwoods Plaza                        344         1980         5-40 yrs.
 One Boca Place                       1,101         1987         5-40 yrs.
 4101 Stuart                             67         1984         5-40 yrs.
  Andrew Blvd.
 4105 Stuart                             15         1984         5-40 yrs.
  Andrew Blvd.
 4109 Stuart                             42         1984         5-40 yrs.
  Andrew Blvd.
 4201 Stuart                             59         1982         5-40 yrs.
  Andrew Blvd.

                                                                           Cost Capitalized
                                                                              Subsequent
                                               Initial Cost                 to Acquisition
                                                            Building &            Building &
           Description            Encumbrance      Land   Improvements    Land  Improvements
--------------------------------- ------------- --------- -------------- ------ --------------
 4205 Stuart                            --          134          979        --          16
  Andrew Blvd.
 4209 Stuart                            --           91          665        --          18
  Andrew Blvd.
 4215 Stuart                            --          133          978        --          26
  Andrew Blvd.
 4301 Stuart                            --          232        1,702        --          33
  Andrew Blvd.
 4321 Stuart                            --           73          534        --           5
  Andrew Blvd.
 First Citizens                         --          647        5,528        --         153
 English Oak                          1,968         750        4,248        --          34
 Laurel Oak                          1,448          471        2,671        --         248
 Live Oak                                         1,403        5,611        --         563
 Scarlet Oak                         2,177        1,073        6,078        --          40
 Twin Oaks                           3,406        1,243        7,044        --          65
 Willow Oak                          1,234          442        2,505        --         206
 Water Oak                           5,097        1,623        9,196        --         482
 Pinebrook                              --          846        4,739        --          41
 Parkway Plaza                          --        1,110        4,741        --         155
  Building 1
 Parkway Plaza                          --        1,694        6,777        --       1,009
  Building 2
 Parkway Plaza                          --        1,570        6,282        --         376
  Building 3
 Parkway Plaza                          --           --        2,438        --         510
  Building 6
 Parkway Plaza                          --           --        4,648        --          73
  Building 7
 Parkway Plaza                          --           --        4,698        --          30
  Building 8
 Parkway Plaza                          --           --        6,008        --          13
  Building 9
 Steele Creek Park Building A             (4)       499        1,998        --         146
 Steele Creek Park Building B             (4)       110          441        --           8
 Steele Creek Park Building E             (4)       188          751        --         292
 Steele Creek Park Building G-1           (4)       196          783        --          25
 Steele Creek Park Building H             (4)       169          677        --         153
 Steele Creek Park Building K             (4)       148          592        --           5
 Center Point I                      3,549        1,313        7,441        --          30
 Center Point II                        --        1,183        6,702         1       1,328
 Center Point V                         --          265        1,279        --         107
 Fontaine I                          3,520        1,219        6,907        --         191
 Fontaine II                         1,807          941        5,335        --         686
 Fontaine III                           --          853        4,833        --          78
 Fontaine V                          1,192          395        2,237        --          --
 6348 Burnt Poplar                      --          721        2,883        --           7
 6350 Burnt Poplar                      --          339        1,365        --           5
 Deep River I                        2,305        1,033        5,855        --         162
 Copier Consultants                       (3)       252        1,008        --          12
 East - Building 01                       (3)       377        1,510        --          46
 East - Building 02                       (3)       461        1,842        --          22
 East - Building 03                       (3)       321        1,283        --          61
 East-Building 06                       --          103          526        --         159
 Hewlett Packard                        --          149          727        --         193
 Inacom                                 --          106          478        --         293
 East - Building A                        (3)       541        2,913        --         279
 East - Building B                        (3)       779        3,200        --         255
 East - Building C                        (3)     2,384        9,535        --         298
 East - Building D                      --          271        3,213        --         654
 Service Center 1                         (3)       275        1,099        --          81
 Service Center 2                         (3)       222          889        --          20
 Service Center 3                         (3)       304        1,214        --          62
 Service Center 4                         (3)       224          898        --          12
 Service Court                            (3)       194          774        --          36
 Warehouse 1                              (3)       384        1,535        --          39
 Warehouse 2                              (3)       372        1,488        --          28



                                             Gross Amount at
                                    Which Carried at Close of Period
                                                                                                         Life on
                                                                                                          Which
                                              Building &                  Accumulated      Date of     Depreciation
           Description               Land   Improvements    Total (16)  Depreciation   Construction    is Computed
--------------------------------- --------- -------------- ------------ -------------- -------------- -------------
 4205 Stuart                          134           995         1,129          65          1982         5-40 yrs.
  Andrew Blvd.
 4209 Stuart                           91           683           774          47          1982         5-40 yrs.
  Andrew Blvd.
 4215 Stuart                          133         1,004         1,137          70          1982         5-40 yrs.
  Andrew Blvd.
 4301 Stuart                          232         1,735         1,967         115          1982         5-40 yrs.
  Andrew Blvd.
 4321 Stuart                           73           539           612          34          1982         5-40 yrs.
  Andrew Blvd.
 First Citizens                       647         5,681         6,328         523          1989         5-40 yrs.
 English Oak                          750         4,282         5,032         147          1984         5-40 yrs.
 Laurel Oak                           471         2,919         3,390         128          1984         5-40 yrs.
 Live Oak                           1,403         6,174         7,577         217          1989         5-40 yrs.
 Scarlet Oak                        1,073         6,118         7,191         216          1982         5-40 yrs.
 Twin Oaks                          1,243         7,109         8,352         236          1985         5-40 yrs.
 Willow Oak                           442         2,711         3,153          95          1982         5-40 yrs.
 Water Oak                          1,623         9,678        11,301         370          1985         5-40 yrs.
 Pinebrook                            846         4,780         5,626          43          1986         5-40 yrs.
 Parkway Plaza                      1,110         4,896         6,006         264          1982         5-40 yrs.
  Building 1
 Parkway Plaza                      1,694         7,786         9,480         471          1983         5-40 yrs.
  Building 2
 Parkway Plaza                      1,570         6,658         8,228         404          1984         5-40 yrs.
  Building 3
 Parkway Plaza                         --         2,948         2,948         108          1996         5-40 yrs.
  Building 6
 Parkway Plaza                         --         4,721         4,721         241          1985         5-40 yrs.
  Building 7
 Parkway Plaza                         --         4,728         4,728         240          1986         5-40 yrs.
  Building 8
 Parkway Plaza                         --         6,021         6,021         308          1984         5-40 yrs.
  Building 9
 Steele Creek Park Building A         499         2,144         2,643         187          1989         5-40 yrs.
 Steele Creek Park Building B         110           449           559          33          1985         5-40 yrs.
 Steele Creek Park Building E         188         1,043         1,231          93          1985         5-40 yrs.
 Steele Creek Park Building G-1       196           808         1,004          67          1989         5-40 yrs.
 Steele Creek Park Building H         169           830           999         108          1987         5-40 yrs.
 Steele Creek Park Building K         148           597           745          43          1985         5-40 yrs.
 Center Point I                     1,313         7,471         8,784         246          1988         5-40 yrs.
 Center Point II                    1,184         8,030         9,214         257          1996         5-40 yrs.
 Center Point V                       265         1,386         1,651          31          1997         5-40 yrs.
 Fontaine I                         1,219         7,098         8,317         229          1985         5-40 yrs.
 Fontaine II                          941         6,021         6,962         320          1987         5-40 yrs.
 Fontaine III                         853         4,911         5,764         172          1988         5-40 yrs.
 Fontaine V                           395         2,237         2,632          74          1990         5-40 yrs.
 6348 Burnt Poplar                    721         2,890         3,611         208          1990         5-40 yrs.
 6350 Burnt Poplar                    339         1,370         1,709          99          1992         5-40 yrs.
 Deep River I                       1,033         6,017         7,050         226          1989         5-40 yrs.
 Copier Consultants                   252         1,020         1,272          73          1990         5-40 yrs.
 East - Building 01                   377         1,556         1,933         131          1990         5-40 yrs.
 East - Building 02                   461         1,864         2,325         134          1986         5-40 yrs.
 East - Building 03                   321         1,344         1,665         103          1986         5-40 yrs.
 East-Building 06                     103           685           788          28          1997         5-40 yrs.
 Hewlett Packard                      149           920         1,069          88          1996         5-40 yrs.
 Inacom                               106           771           877          61          1996         5-40 yrs.
 East - Building A                    541         3,192         3,733         272          1986         5-40 yrs.
 East - Building B                    779         3,455         4,234         290          1988         5-40 yrs.
 East - Building C                  2,384         9,833        12,217         729          1990         5-40 yrs.
 East - Building D                    271         3,867         4,138         107          1997         5-40 yrs.
 Service Center 1                     275         1,180         1,455          96          1985         5-40 yrs.
 Service Center 2                     222           909         1,131          64          1985         5-40 yrs.
 Service Center 3                     304         1,276         1,580         107          1985         5-40 yrs.
 Service Center 4                     224           910         1,134          65          1985         5-40 yrs.
 Service Court                        194           810         1,004          63          1990         5-40 yrs.
 Warehouse 1                          384         1,574         1,958         121          1985         5-40 yrs.
 Warehouse 2                          372         1,516         1,888         113          1985         5-40 yrs.

                                                                    Cost Capitalized
                                                                       Subsequent
                                      Initial Cost                   to Acquisition
                                                   Building &               Building &
       Description        Encumbrance     Land   Improvements      Land   Improvements
------------------------- ------------- -------- -------------- --------- --------------
 Warehouse 3                     (3)       370        1,480        --            26
 Warehouse 4                     (3)       657        2,628        --            28
 Highland Industries             (3)       175          699        --             7
 206 South Westgate Dr.        --           91          664        --            64
 207 South Westgate Dr.        --          138        1,012        --             8
 300 South Westgate Dr.        --           68          496        --             3
 305 South Westgate Dr.        --           30          220        --            17
 307 South Westgate Dr.        --           66          485        --             6
 309 South Westgate Dr.        --           68          496        --            13
 311 South Westgate Dr.        --           75          551        --            26
 315 South Westgate Dr.        --           54          396        --             7
 317 South Westgate Dr.        --           81          597        --             7
 319 South Westgate Dr.        --           54          396        --             3
 4600 Dundas Circle            --           62          456        --            26
 4602 Dundas Circle            --           68          498        --            18
 7906 Industrial               --           62          455        --             5
  Village Rd.
 7908 Industrial               --           62          455        --            11
  Village Rd.
 7910 Industrial               --           62          455        --            14
  Village Rd.
 Airpark North - DC1             (3)       723        2,891        --            57
 Airpark North - DC2             (3)     1,094        4,375        --            83
 Airpark North - DC3             (3)       378        1,511        --           240
 Airpark North - DC4             (3)       377        1,508        --            75
 2606 Phoenix Dr. - 100        --           63          466        --            --
 2606 Phoenix Dr. - 200        --           63          466        --             3
 2606 Phoenix Dr. - 300        --           31          229        --            37
 2606 Phoenix Dr. - 400        --           52          382        --             8
 2606 Phoenix Dr. - 500        --           64          471        --             9
 2606 Phoenix Dr. - 600        --           78          575        --            10
 2616 Phoenix Dr.              --          135          990        --            44
 5 Dundas Circle               --           72          531        --            10
 7 Dundas Circle               --           75          552        --            11
 8 Dundas Circle               --           84          617        --            18
 9 Dundas Circle               --           51          373        --             3
 302 Pomona Dr.                --           84          617        --            42
 304 Pomona Dr.                --           22          163        --            --
 306 Pomona Dr.                --           50          368        --             8
 308 Pomona Dr.                --           72          531        --             2
 500 Radar Rd.                 --          202        1,484        --            82
 502 Radar Rd.                 --           39          285        --            43
 504 Radar Rd.                 --           39          285        --             3
 506 Radar Rd.                 --           39          285        --             5
 Regency One                   --          515        2,352        --           571
 Regency Two                   --          435        1,864        --           503
 Sears Cenfact                 --          861        3,446        --            21
 4000 Spring Garden St.        --          127          933        --            34
 4002 Spring Garden St.        --           39          290        --             2
 4004 Spring Garden St.        --          139        1,019        --            57
 R.F. Micro Devices            --          512        7,674        --            --
 West Airpark I                  (4)       954        3,817        --           365
 West Airpark II                 (4)       887        3,536        (3)          138
 West Airpark IV                 (4)       226          903        --           120
 West Airpark V                  (4)       242          966        --            29
 West Airpark VI                 (4)       326        1,308        --            89
 7327 W. Friendly Ave.         --           60          441        --             6
 7339 W. Friendly Ave.         --           63          465        --            14
 7341 W. Friendly Ave.         --          113          831        --            64
 7343 W. Friendly Ave.         --           72          531        --             7
 7345 W. Friendly Ave.         --           66          485        --            11
 7347 W. Friendly Ave.         --           97          709        --            57
 7349 W. Friendly Ave.         --           53          388        --            13
 7351 W. Friendly Ave.         --          106          778        --            28
 7353 W. Friendly Ave.         --          123          901        --            12
 7355 W. Friendly Ave.         --           72          525        --             7



                                    Gross Amount at
                            Which Carried at Close of Period
                                                                                                Life on
                                                                                                 Which
                                     Building &                  Accumulated      Date of     Depreciation
       Description          Land   Improvements    Total (16)  Depreciation   Construction    is Computed
------------------------- -------- -------------- ------------ -------------- -------------- -------------
 Warehouse 3                 370         1,506         1,876         109          1986         5-40 yrs.
 Warehouse 4                 657         2,656         3,313         191          1988         5-40 yrs.
 Highland Industries         175           706           881          51          1990         5-40 yrs.
 206 South Westgate Dr.       91           728           819          41          1986         5-40 yrs.
 207 South Westgate Dr.      138         1,020         1,158          63          1986         5-40 yrs.
 300 South Westgate Dr.       68           499           567          31          1986         5-40 yrs.
 305 South Westgate Dr.       30           237           267          14          1985         5-40 yrs.
 307 South Westgate Dr.       66           491           557          32          1985         5-40 yrs.
 309 South Westgate Dr.       68           509           577          31          1985         5-40 yrs.
 311 South Westgate Dr.       75           577           652          41          1985         5-40 yrs.
 315 South Westgate Dr.       54           403           457          25          1985         5-40 yrs.
 317 South Westgate Dr.       81           604           685          39          1985         5-40 yrs.
 319 South Westgate Dr.       54           399           453          25          1985         5-40 yrs.
 4600 Dundas Circle           62           482           544          30          1985         5-40 yrs.
 4602 Dundas Circle           68           516           584          34          1985         5-40 yrs.
 7906 Industrial              62           460           522          28          1985         5-40 yrs.
  Village Rd.
 7908 Industrial              62           466           528          30          1985         5-40 yrs.
  Village Rd.
 7910 Industrial              62           469           531          31          1985         5-40 yrs.
  Village Rd.
 Airpark North - DC1         723         2,948         3,671         212          1986         5-40 yrs.
 Airpark North - DC2       1,094         4,458         5,552         324          1987         5-40 yrs.
 Airpark North - DC3         378         1,751         2,129         147          1988         5-40 yrs.
 Airpark North - DC4         377         1,583         1,960         114          1988         5-40 yrs.
 2606 Phoenix Dr. - 100       63           466           529          29          1989         5-40 yrs.
 2606 Phoenix Dr. - 200       63           469           532          30          1989         5-40 yrs.
 2606 Phoenix Dr. - 300       31           266           297          16          1989         5-40 yrs.
 2606 Phoenix Dr. - 400       52           390           442          27          1989         5-40 yrs.
 2606 Phoenix Dr. - 500       64           480           544          33          1989         5-40 yrs.
 2606 Phoenix Dr. - 600       78           585           663          37          1989         5-40 yrs.
 2616 Phoenix Dr.            135         1,034         1,169          63          1985         5-40 yrs.
 5 Dundas Circle              72           541           613          38          1987         5-40 yrs.
 7 Dundas Circle              75           563           638          36          1986         5-40 yrs.
 8 Dundas Circle              84           635           719          43          1986         5-40 yrs.
 9 Dundas Circle              51           376           427          25          1986         5-40 yrs.
 302 Pomona Dr.               84           659           743          40          1987         5-40 yrs.
 304 Pomona Dr.               22           163           185          10          1987         5-40 yrs.
 306 Pomona Dr.               50           376           426          27          1987         5-40 yrs.
 308 Pomona Dr.               72           533           605          33          1987         5-40 yrs.
 500 Radar Rd.               202         1,566         1,768         102          1981         5-40 yrs.
 502 Radar Rd.                39           328           367          22          1986         5-40 yrs.
 504 Radar Rd.                39           288           327          18          1986         5-40 yrs.
 506 Radar Rd.                39           290           329          18          1986         5-40 yrs.
 Regency One                 515         2,923         3,438         173          1996         5-40 yrs.
 Regency Two                 435         2,367         2,802         149          1996         5-40 yrs.
 Sears Cenfact               861         3,467         4,328         249          1989         5-40 yrs.
 4000 Spring Garden St.      127           967         1,094          66          1983         5-40 yrs.
 4002 Spring Garden St.       39           292           331          19          1983         5-40 yrs.
 4004 Spring Garden St.      139         1,076         1,215          72          1983         5-40 yrs.
 R.F. Micro Devices          512         7,674         8,186          40          1997         5-40 yrs.
 West Airpark I              954         4,182         5,136         433          1984         5-40 yrs.
 West Airpark II             884         3,674         4,558         290          1985         5-40 yrs.
 West Airpark IV             226         1,023         1,249          95          1985         5-40 yrs.
 West Airpark V              242           995         1,237          76          1985         5-40 yrs.
 West Airpark VI             326         1,397         1,723         137          1985         5-40 yrs.
 7327 W. Friendly Ave.        60           447           507          27          1987         5-40 yrs.
 7339 W. Friendly Ave.        63           479           542          31          1989         5-40 yrs.
 7341 W. Friendly Ave.       113           895         1,008          55          1988         5-40 yrs.
 7343 W. Friendly Ave.        72           538           610          33          1988         5-40 yrs.
 7345 W. Friendly Ave.        66           496           562          33          1988         5-40 yrs.
 7347 W. Friendly Ave.        97           766           863          57          1988         5-40 yrs.
 7349 W. Friendly Ave.        53           401           454          27          1988         5-40 yrs.
 7351 W. Friendly Ave.       106           806           912          53          1988         5-40 yrs.
 7353 W. Friendly Ave.       123           913         1,036          56          1988         5-40 yrs.
 7355 W. Friendly Ave.        72           532           604          33          1988         5-40 yrs.

                                                                         Cost Capitalized
                                                                            Subsequent
                                             Initial Cost                 to Acquisition
                                                          Building &            Building &
          Description           Encumbrance      Land   Improvements    Land  Improvements
------------------------------- ------------- --------- -------------- ------ --------------
 Nations Bank Plaza                    --         642        9,349        --        69
 Brookfield Plaza                   4,768       1,489        8,437        --       294
 Brookfield-Jacobs-Sirrine         12,049       3,022       17,125        --        --
 Brookfield-YMCA                      429          33          189        --         8
 Patewood I                            --         942        5,066        --        --
 Patewood II                           --         942        5,066        --        --
 Patewood III                       5,417         835        4,733        --       141
 Patewood IV                             (13)   1,210        6,856        --        --
 Patewood V                         4,779       1,677        9,503        --        --
 Patewood Business Center           2,576       1,312        7,436        --        25
 Belfort Park I                        --       1,322        4,285        --        --
 Belfort Park II                       --         831        5,066        --        --
 Belfort Parkway III                   --         647        4,063        --       387
 The Cigna Building                    --         381        1,592        --        --
 Harry James Building                  --         272        1,360        --        34
 Independent Square                    --       3,985       47,495        --        67
 Three Oaks Plaza                      --       1,630       14,036        --       107
 The Reflections                    6,750         958        9,877        --         8
 Southpoint Office Building            --         594        3,987        --        (1)
 Towermarc Plaza                       --       1,143        6,476        --         8
 100 West Bay Street Building          --         184        4,750        --        54
 Atrium I & II                         --       1,530        6,121        40       125
 Centrum Building                      --       1,013        5,523        --        27
 Medical Properties, Inc.              --         398        2,256        --         1
 Highwoods Office Center at            --       1,005        3,816        --       714
  Southwind
 International Place                   --       4,847       27,469        --      1,004
  Phase II
 Kirby Centre                          --         525        2,973        --        13
 Southwind Office                      --         996        5,643        --         4
  Center A
 Southwind Office                      --       1,356        7,684        --        22
  Center B
 Battlefield I                      2,717         774        4,387        --        --
 Greenbrier Business Center         2,768         936        5,305        --        47
 Riverside Plaza                       --       1,495        5,998       483        --
 3401 Westend                          --       4,956       19,845        --       788
 5310 Maryland Way                     --       1,555        6,239        --        12
 BNA                               11,649          --       19,610        --       299
 Century City Plaza I                  --         903        3,612        --       153
 Eastpark 1, 2, 3                   4,099       2,371        9,505        --       497
 Grassmere I                        2,856       1,251        7,091        --       373
 Grassmere II                       4,401       2,260       12,804        --       130
 Grassmere III                      5,053       1,340        7,592        --         5
 Highwoods Plaza I                     --       1,772        6,380        --      2,596
 Highwoods Plaza II                    --       1,448        6,948        --       417
 Harpeth II                            --       1,419        5,677         1       141
 Harpeth on the                        --       1,658        6,633         2       121
  Green III
 Harpeth on the                        --       1,709        6,835         5       355
  Green IV
 Lakeview                              --       1,768        6,291        --       124
 EMI/Sparrow                           --       1,262        5,047        --        39
 100 Winner's Circle                   --       1,495        7,148        --        --
 Campus Crusade                        --       1,505        9,875        --        --
 ACP-W                                 --       4,700       18,865        --        --
 Corporate Square                      --         900        1,717        --         6
 Executive Point Towers                --       2,200        7,230        --        30
 Lakeview Office Park                  --       5,400       13,998        --        60
 2699 Lee Road                         --       1,500        6,003        --        (2)
 Metrowest I                        3,530       1,344        7,618        --        96
 One Winter Park                    2,354       1,000        3,652        --         5
 The Palladium                         --       1,400        5,555        --        --
 201 Pine Street                       --       4,400       30,118        --        (1)
 Premiere Point North                  --         800        3,061        --        --
 Premiere Point South                  --         600        3,429        --        20
 Shoppes of Interlachen             2,105       1,100        2,716        --         4



                                           Gross Amount at
                                  Which Carried at Close of Period
                                                                                                       Life on
                                                                                                        Which
                                            Building &                  Accumulated      Date of     Depreciation
          Description              Land   Improvements    Total (16)  Depreciation   Construction    is Computed
------------------------------- --------- -------------- ------------ -------------- -------------- -------------
 Nations Bank Plaza                 642         9,418        10,060          52          1973         5-40 yrs.
 Brookfield Plaza                 1,489         8,731        10,220         298          1987         5-40 yrs.
 Brookfield-Jacobs-Sirrine        3,022        17,125        20,147         565          1990         5-40 yrs.
 Brookfield-YMCA                     33           197           230           8          1990         5-40 yrs.
 Patewood I                         942         5,066         6,008         112          1985         5-40 yrs.
 Patewood II                        942         5,066         6,008         112          1987         5-40 yrs.
 Patewood III                       835         4,874         5,709         195          1989         5-40 yrs.
 Patewood IV                      1,210         6,856         8,066         226          1989         5-40 yrs.
 Patewood V                       1,677         9,503        11,180         313          1990         5-40 yrs.
 Patewood Business Center         1,312         7,461         8,773         249          1983         5-40 yrs.
 Belfort Park I                   1,322         4,285         5,607          23          1988         5-40 yrs.
 Belfort Park II                    831         5,066         5,897          27          1988         5-40 yrs.
 Belfort Parkway III                647         4,450         5,097          21          1988         5-40 yrs.
 The Cigna Building                 381         1,592         1,973           8          1972         5-40 yrs.
 Harry James Building               272         1,394         1,666           7          1982         5-40 yrs.
 Independent Square               3,985        47,562        51,547         287          1975         5-40 yrs.
 Three Oaks Plaza                 1,630        14,143        15,773          74          1972         5-40 yrs.
 The Reflections                    958         9,885        10,843          52          1985         5-40 yrs.
 Southpoint Office Building         594         3,986         4,580          21          1980         5-40 yrs.
 Towermarc Plaza                  1,143         6,484         7,627         214          1991         5-40 yrs.
 100 West Bay Street Building       184         4,804         4,988          25          1964         5-40 yrs.
 Atrium I & II                    1,570         6,246         7,816         162          1984         5-40 yrs.
 Centrum Building                 1,013         5,550         6,563          41          1979         5-40 yrs.
 Medical Properties, Inc.           398         2,257         2,655          74          1988         5-40 yrs.
 Highwoods Office Center at       1,005         4,530         5,535           4          1997         5-40 yrs.
  Southwind
 International Place              4,847        28,473        33,320         931          1988         5-40 yrs.
  Phase II
 Kirby Centre                       525         2,986         3,511         100          1984         5-40 yrs.
 Southwind Office                   996         5,647         6,643         188          1991         5-40 yrs.
  Center A
 Southwind Office                 1,356         7,706         9,062         255          1990         5-40 yrs.
  Center B
 Battlefield I                      774         4,387         5,161         145          1987         5-40 yrs.
 Greenbrier Business Center         936         5,352         6,288         176          1984         5-40 yrs.
 Riverside Plaza                  1,978         5,998         7,976          32          1988         5-40 yrs.
 3401 Westend                     4,956        20,633        25,589         924          1982         5-40 yrs.
 5310 Maryland Way                1,555         6,251         7,806         268          1994         5-40 yrs.
 BNA                                 --        19,909        19,909         863          1985         5-40 yrs.
 Century City Plaza I               903         3,765         4,668         161          1987         5-40 yrs.
 Eastpark 1, 2, 3                 2,371        10,002        12,373         515          1978         5-40 yrs.
 Grassmere I                      1,251         7,464         8,715         260          1984         5-40 yrs.
 Grassmere II                     2,260        12,934        15,194         446          1985         5-40 yrs.
 Grassmere III                    1,340         7,597         8,937         251          1990         5-40 yrs.
 Highwoods Plaza I                1,772         8,976        10,748         406          1996         5-40 yrs.
 Highwoods Plaza II               1,448         7,365         8,813          40          1997         5-40 yrs.
 Harpeth II                       1,420         5,818         7,238         195          1984         5-40 yrs.
 Harpeth on the                   1,660         6,754         8,414         195          1987         5-40 yrs.
  Green III
 Harpeth on the                   1,714         7,190         8,904         197          1989         5-40 yrs.
  Green IV
 Lakeview                         1,768         6,415         8,183         271          1986         5-40 yrs.
 EMI/Sparrow                      1,262         5,086         6,348         163          1982         5-40 yrs.
 100 Winner's Circle              1,495         7,148         8,643           8          1987         5-40 yrs.
 Campus Crusade                   1,505         9,875        11,380          52          1990         5-40 yrs.
 ACP-W                            4,700        18,865        23,565          99        1966-1992      5-40 yrs.
 Corporate Square                   900         1,723         2,623           9          1971         5-40 yrs.
 Executive Point Towers           2,200         7,260         9,460          38          1978         5-40 yrs.
 Lakeview Office Park             5,400        14,058        19,458          74          1975         5-40 yrs.
 2699 Lee Road                    1,500         6,001         7,501          31          1974         5-40 yrs.
 Metrowest I                      1,344         7,714         9,058         260          1988         5-40 yrs.
 One Winter Park                  1,000         3,657         4,657          19          1982         5-40 yrs.
 The Palladium                    1,400         5,555         6,955          29          1988         5-40 yrs.
 201 Pine Street                  4,400        30,117        34,517         158          1980         5-40 yrs.
 Premiere Point North               800         3,061         3,861          16          1983         5-40 yrs.
 Premiere Point South               600         3,449         4,049          18          1983         5-40 yrs.
 Shoppes of Interlachen           1,100         2,720         3,820          14          1987         5-40 yrs.

                                                                      Cost Capitalized
                                                                         Subsequent                 Gross Amount at
                                          Initial Cost                 to Acquisition       Which Carried at Close of Period
                                                       Building &            Building &              Building &
         Description          Encumbrance     Land   Improvements    Land  Improvements     Land   Improvements    Total (16)
----------------------------- ------------- -------- -------------- ------ -------------- -------- -------------- ------------
 Signature Plaza                    --        4,300      30,611        --        129        4,300       30,740        35,040
 Skyline Center                     --          700       2,773        --          4          700        2,777         3,477
 Southwest Corporate Center      3,717          991       5,613        --         --          991        5,613         6,604
 Blue Ridge II                      --          434          --        29      1,433          463        1,433         1,896
 2500 Blue Ridge                    --          722       4,552        --        871          722        5,423         6,145
 Qualex                             --          879       3,522        --          1          879        3,523         4,402
 Fairfield II                       --          910       3,647        --        367          910        4,014         4,924
 3600 Glenwood Avenue               --           --          --        --      10,994          --       10,994        10,994
 ONCC - 3645 Trust Drive         1,778          520       2,949        --         50          520        2,999         3,519
 4020 Roxboro                       --          675       2,708        --         49          675        2,757         3,432
 4101 Roxboro                       --        1,059       4,243        --        186        1,059        4,429         5,488
 Fairfield I                        --          805       3,227        --        105          805        3,332         4,137
 4201 Building                      --        1,204       7,715        --      2,388        1,204       10,103        11,307
 4301 Building                      --          900       7,425        --        607          900        8,032         8,932
 4401 Building                      --        1,249       8,929        --      4,806        1,249       13,735        14,984
 4501 Building                      --          785       4,448        --        675          785        5,123         5,908
 4800 North Park                    --        2,678      17,673        --        233        2,678       17,906        20,584
 4900 North Park                 1,486          770       1,989        --        230          770        2,219         2,989
 5000 North Park                    --        1,010       4,697        --        879        1,010        5,576         6,586
 5200 Green's Dairy Road           593          169         959        --         17          169          976         1,145
 5220 Green's Dairy Road         1,072          382       2,165        --         60          382        2,225         2,607
 5301 Departure Drive            2,466          882       5,000        --          6          882        5,006         5,888
 4000 Aerial Center                 --          541       2,163        --          5          541        2,168         2,709
 Amica                              --          289       1,544        --         52          289        1,596         1,885
 Arrowwood                          --          955       3,406        --        202          955        3,608         4,563
 Aspen                              --          560       2,104        --        244          560        2,348         2,908
 Birchwood                          --          201         911        --         (4)         201          907         1,108
 Cedar East                         --          563       2,498        --        238          563        2,736         3,299
 Cedar West                         --          563       2,487        --        380          563        2,867         3,430
 Colony Corporate Center            --          613       3,296        --        442          613        3,738         4,351
 Concourse                          --          986      12,069        --        465          986       12,534        13,520
 Cape Fear                          --          131          --        --      2,586          131        2,586         2,717
 Creekstone Crossing                --          728       3,891        --         50          728        3,941         4,669
 Cotton Building                    --          460       1,844        --        113          460        1,957         2,417
 Catawba                            --          125          --        --      1,897          125        1,897         2,022
 Cottonwood                         --          609       3,253        --          8          609        3,261         3,870
 Cypress                            --          567       1,747        --        104          567        1,851         2,418
 Dogwood                            --          766       2,790        --         (4)         766        2,786         3,552
 EPA Annex/                         --        2,601      10,920        --         91        2,601       11,011        13,612
  Administration
 Expressway One Warehouse           --          242          --         4      1,854          246        1,854         2,100
 Global Software                    --          465       5,358        --      2,127          465        7,485         7,950
 Hawthorn                           --          904       3,782        --         73          904        3,855         4,759
 Holiday Inn                        --          867       2,748        --        123          867        2,871         3,738
 Holly                              --          300       1,170        --         18          300        1,188         1,488
 Healthsource                       --        1,294      10,593        10      1,609        1,304       12,202        13,506
 Highwoods Tower                    --          203      16,948        --        478          203       17,426        17,629
 Ironwood                           --          319       1,276        --        215          319        1,491         1,810
 Kaiser                             --          133       3,625        --         28          133        3,653         3,786
 Laurel                             --          884       2,537        --         13          884        2,550         3,434
 Lake Plaza East                    --          856       4,893        --        644          856        5,537         6,393
 Leatherwood                        --          213         851        --        243          213        1,094         1,307
 MSA                                --          717       3,418        --      1,297          717        4,715         5,432
 North Park - Building One          --          405          --        --      3,273          405        3,273         3,678
 Phase I                          1,988         768       4,353        --         43          768        4,396         5,164
 W Building                      3,789        1,163       6,592        --        279        1,163        6,871         8,034
 Pamlico                            --          269          --        20     10,868          289       10,868        11,157
 Phoenix                            --          394       2,019        --         50          394        2,069         2,463
 Rexwoods Center                      (4)       775          --       103      3,686          878        3,686         4,564
 Rexwoods II                        --          355          --         7      1,823          362        1,823         2,185
 Rexwoods III                       --          886          --        34      2,858          920        2,858         3,778
 Rexwoods IV                        --          586          --        --      3,616          586        3,616         4,202
 Riverbirch                         --          448          --        21      4,231          469        4,231         4,700
 Situs I                            --          693       2,917        --      1,473          693        4,390         5,083
 Six Forks Center I                 --          666       2,688        --        262          666        2,950         3,616
 Six Forks Center II                --        1,086       4,370        --        336        1,086        4,706         5,792



                                                               Life on
                                                                Which
                                Accumulated      Date of     Depreciation
         Description          Depreciation   Construction    is Computed
----------------------------- -------------- -------------- -------------
 Signature Plaza                     164         1986         5-40 yrs.
 Skyline Center                       15         1985         5-40 yrs.
 Southwest Corporate Center          185         1984         5-40 yrs.
 Blue Ridge II                       405         1988         5-40 yrs.
 2500 Blue Ridge                     441         1982         5-40 yrs.
 Qualex                              216         1985         5-40 yrs.
 Fairfield II                        250         1989         5-40 yrs.
 3600 Glenwood Avenue                218         1986         5-40 yrs.
 ONCC - 3645 Trust Drive              97         1984         5-40 yrs.
 4020 Roxboro                        168         1989         5-40 yrs.
 4101 Roxboro                        269         1984         5-40 yrs.
 Fairfield I                         206         1987         5-40 yrs.
 4201 Building                     1,499         1991         5-40 yrs.
 4301 Building                       554         1989         5-40 yrs.
 4401 Building                     2,132         1987         5-40 yrs.
 4501 Building                       591         1985         5-40 yrs.
 4800 North Park                   1,618         1985         5-40 yrs.
 4900 North Park                     210         1984         5-40 yrs.
 5000 North Park                     640         1980         5-40 yrs.
 5200 Green's Dairy Road              36         1984         5-40 yrs.
 5220 Green's Dairy Road              72         1984         5-40 yrs.
 5301 Departure Drive                165         1984         5-40 yrs.
 4000 Aerial Center                   56         1992         5-40 yrs.
 Amica                               191         1983         5-40 yrs.
 Arrowwood                           389         1979         5-40 yrs.
 Aspen                               234         1980         5-40 yrs.
 Birchwood                           100         1983         5-40 yrs.
 Cedar East                          287         1981         5-40 yrs.
 Cedar West                          319         1981         5-40 yrs.
 Colony Corporate Center             329         1985         5-40 yrs.
 Concourse                         1,178         1986         5-40 yrs.
 Cape Fear                         1,262         1980         5-40 yrs.
 Creekstone Crossing                 263         1990         5-40 yrs.
 Cotton Building                      99         1972         5-40 yrs.
 Catawba                           1,020         1980         5-40 yrs.
 Cottonwood                          296         1983         5-40 yrs.
 Cypress                             208         1980         5-40 yrs.
 Dogwood                             248         1983         5-40 yrs.
 EPA Annex/                          796         1966         5-40 yrs.
  Administration
 Expressway One Warehouse            343         1990         5-40 yrs.
 Global Software                     557         1996         5-40 yrs.
 Hawthorn                          1,701         1987         5-40 yrs.
 Holiday Inn                         259         1984         5-40 yrs.
 Holly                               121         1984         5-40 yrs.
 Healthsource                        493         1996         5-40 yrs.
 Highwoods Tower                   2,986         1991         5-40 yrs.
 Ironwood                            185         1978         5-40 yrs.
 Kaiser                            1,175         1988         5-40 yrs.
 Laurel                              227         1982         5-40 yrs.
 Lake Plaza East                     560         1984         5-40 yrs.
 Leatherwood                         127         1979         5-40 yrs.
 MSA                                 220         1996         5-40 yrs.
 North Park - Building One            63         1997         5-40 yrs.
 Phase I                             146         1981         5-40 yrs.
 W Building                          220         1983         5-40 yrs.
 Pamlico                           2,057         1980         5-40 yrs.
 Phoenix                             191         1990         5-40 yrs.
 Rexwoods Center                     836         1990         5-40 yrs.
 Rexwoods II                         191         1993         5-40 yrs.
 Rexwoods III                        473         1992         5-40 yrs.
 Rexwoods IV                         417         1994         5-40 yrs.
 Riverbirch                        1,050         1987         5-40 yrs.
 Situs I                             274         1996         5-40 yrs.
 Six Forks Center I                  162         1982         5-40 yrs.
 Six Forks Center II                 269         1983         5-40 yrs.

                                                                       Cost Capitalized
                                                                          Subsequent                 Gross Amount at
                                           Initial Cost                 to Acquisition       Which Carried at Close of Period
                                                        Building &            Building &              Building &
         Description          Encumbrance      Land   Improvements    Land  Improvements     Land   Improvements    Total (16)
----------------------------- -------------- -------- -------------- ------ -------------- -------- -------------- ------------
 Six Forks Center III                --          862       4,444        --          93        862         4,537         5,399
 Smoketree Tower                     --        2,353      11,922        --       1,959      2,353        13,881        16,234
 South Square I                        (4)       606       3,785        --         415        606         4,200         4,806
 South Square II                     --          525       4,742        --         159        525         4,901         5,426
 Sycamore                            --          255          --        --       6,057        255         6,057         6,312
 Triangle Business Center -            (4)       377       4,004        --         660        377         4,664         5,041
  Building 2A
 Triangle Business Center -            (4)       118       1,225        --         192        118         1,417         1,535
  Building 2B
 Triangle Business Center -            (4)       409       5,349        --         571        409         5,920         6,329
  Building 3
 Triangle Business Center -            (4)       414       6,301        --         243        414         6,544         6,958
  Building 7
 Willow Oak                          --          458       4,685        --       1,769        458         6,454         6,912
 Highwoods Airport Center            --          708       4,374        --       1,140        708         5,514         6,222
 East Cary Street Building           --          171         685        --          48        171           733           904
 DEQ Office                          --        1,324       5,305        --         154      1,324         5,459         6,783
 DEQ Tech Center                     --          541       2,166        --         100        541         2,266         2,807
 Grove Park I                        --          349       2,685        --          86        349         2,771         3,120
 Highwoods One                       --        1,846       8,613        --       1,935      1,846        10,548        12,394
 Highwoods Two                       --          785       5,170        --         756        785         5,926         6,711
 Liberty Mutual Building          3,431        1,205       4,819        --         111      1,205         4,930         6,135
 Markel American                       (5)       585       2,347        --         114        585         2,461         3,046
 Aetna                               --        2,163       8,659        --         140      2,163         8,799        10,962
 Proctor-Silex                         (5)     1,086       4,344        --          56      1,086         4,400         5,486
 One Shockoe Plaza                   --           --          --        --      19,232         --        19,232        19,232
 Westshore I                         --          358       1,431        --          23        358         1,454         1,812
 Westshore II                        --          545       2,181        --          30        545         2,211         2,756
 West Shore III                      --          961       3,601        --         592        961         4,193         5,154
 Innsbrook Tech I                    --          264       1,058        --           7        264         1,065         1,329
 Virginia Center                     --        1,438       5,858        --         257      1,438         6,115         7,553
 Vantage Place II                    --          203         811        --          79        203           890         1,093
 Vantage Place IV                    --          233         931        --          30        233           961         1,194
 Vantage Place I                     --          235         940        --          31        235           971         1,206
 Vantage Place III                   --          218         873        --         183        218         1,056         1,274
 Vantage Point                       --        1,089       4,354        --         170      1,089         4,524         5,613
 2828 Coral Way Building             --        1,100       4,303        --           6      1,100         4,309         5,409
 Atrium at Coral Gables              --        3,000      16,528        --          29      3,000        16,557        19,557
 Atrium West                      4,242        1,300       5,598        --          --      1,300         5,598         6,898
 Avion Building                      --          800       4,357        --          --        800         4,357         5,157
 Centrum Plaza                     2,861       1,000       3,574        --          --      1,000         3,574         4,574
 Comeau Building                     --          460       3,719        --          --        460         3,719         4,179
 Corporate Square                    --        1,750       3,402        --          22      1,750         3,424         5,174
 Dadeland Office Complex          6,579        3,700      18,571        --          51      3,700        18,622        22,322
 Desigh Center Plaza                 --        1,000       4,040        --           3      1,000         4,043         5,043
 Doral Financial Plaza               --        3,423      13,692        --          --      3,423        13,692        17,115
 1800 Eller Drive                    --           --       9,724        --          71         --         9,795         9,795
 Emerald Hills Plaza I               --        1,450       5,861        --          13      1,450         5,874         7,324
 Emerald Hills Plaza II              --        1,450       7,095        --          --      1,450         7,095         8,545
 Gulf Atlantic Center                --           --      11,237        --          --         --        11,237        11,237
 Palm Beach Gardens Office           --        1,000       4,554        --          12      1,000         4,566         5,566
  Park
 Pine Island Commons              3,089        1,750       4,216        --           6      1,750         4,222         5,972
 Venture Corporate                   --        1,867       7,532        --          44      1,867         7,576         9,443
  Center I
 Venture Corporate                   --        1,867       8,906        --           1      1,867         8,907        10,774
  Center II
 Venture Corporate                   --        1,867       8,838        --          --      1,867         8,838        10,705
  Center III
 5400 Gray Street                    --          350         295        --          --        350           295           645
 Atrium                              --        1,639       9,286        --          61      1,639         9,347        10,986
 Benjamin Center #7                  --          296       1,678        --          41        296         1,719         2,015
 Benjamin Center #9                  --          300       1,699        --           1        300         1,700         2,000
 Crossroads Office Center            --          561       3,375        --          27        561         3,402         3,963
 Cypress West                     2,139          615       5,043        --         215        615         5,258         5,873
 Day Care Center                     --           61         347        --          24         61           371           432
 Expo Building                       --          171         969        --          21        171           990         1,161



                                                               Life on
                                                                Which
                                Accumulated      Date of     Depreciation
         Description          Depreciation   Construction    is Computed
----------------------------- -------------- -------------- -------------
 Six Forks Center III                386         1987         5-40 yrs.
 Smoketree Tower                   1,373         1984         5-40 yrs.
 South Square I                      407         1988         5-40 yrs.
 South Square II                     448         1989         5-40 yrs.
 Sycamore                             82         1997         5-40 yrs.
 Triangle Business Center -          609         1984         5-40 yrs.
  Building 2A
 Triangle Business Center -          144         1984         5-40 yrs.
  Building 2B
 Triangle Business Center -          785         1988         5-40 yrs.
  Building 3
 Triangle Business Center -          593         1988         5-40 yrs.
  Building 7
 Willow Oak                          803         1995         5-40 yrs.
 Highwoods Airport Center             83         1997         5-40 yrs.
 East Cary Street Building            20         1987         5-40 yrs.
 DEQ Office                          296         1991         5-40 yrs.
 DEQ Tech Center                     123         1991         5-40 yrs.
 Grove Park I                         16         1997         5-40 yrs.
 Highwoods One                       511         1996         5-40 yrs.
 Highwoods Two                        48         1997         5-40 yrs.
 Liberty Mutual Building             129         1990         5-40 yrs.
 Markel American                     188         1988         5-40 yrs.
 Aetna                               343         1989         5-40 yrs.
 Proctor-Silex                       270         1986         5-40 yrs.
 One Shockoe Plaza                   508         1996         5-40 yrs.
 Westshore I                          61         1995         5-40 yrs.
 Westshore II                         86         1995         5-40 yrs.
 West Shore III                       35         1997         5-40 yrs.
 Innsbrook Tech I                     65         1991         5-40 yrs.
 Virginia Center                     509         1985         5-40 yrs.
 Vantage Place II                     69         1987         5-40 yrs.
 Vantage Place IV                     60         1988         5-40 yrs.
 Vantage Place I                      62         1987         5-40 yrs.
 Vantage Place III                    65         1988         5-40 yrs.
 Vantage Point                       294         1990         5-40 yrs.
 2828 Coral Way Building              23         1985         5-40 yrs.
 Atrium at Coral Gables               87         1984         5-40 yrs.
 Atrium West                          29         1983         5-40 yrs.
 Avion Building                       14         1985         5-40 yrs.
 Centrum Plaza                        19         1988         5-40 yrs.
 Comeau Building                      20         1926         5-40 yrs.
 Corporate Square                     18         1981         5-40 yrs.
 Dadeland Office Complex              98         1972         5-40 yrs.
 Desigh Center Plaza                  21         1982         5-40 yrs.
 Doral Financial Plaza                14         1987         5-40 yrs.
 1800 Eller Drive                     51         1983         5-40 yrs.
 Emerald Hills Plaza I                31         1979         5-40 yrs.
 Emerald Hills Plaza II               37         1979         5-40 yrs.
 Gulf Atlantic Center                 12         1986         5-40 yrs.
 Palm Beach Gardens Office            24         1984         5-40 yrs.
  Park
 Pine Island Commons                  22         1985         5-40 yrs.
 Venture Corporate                    41         1982         5-40 yrs.
  Center I
 Venture Corporate                    47         1982         5-40 yrs.
  Center II
 Venture Corporate                    46         1982         5-40 yrs.
  Center III
 5400 Gray Street                      2         1973         5-40 yrs.
 Atrium                              309         1989         5-40 yrs.
 Benjamin Center #7                   70         1991         5-40 yrs.
 Benjamin Center #9                   56         1989         5-40 yrs.
 Crossroads Office Center             18         1981         5-40 yrs.
 Cypress West                         27         1985         5-40 yrs.
 Day Care Center                      12         1986         5-40 yrs.
 Expo Building                        32         1981         5-40 yrs.

                                                                           Cost Capitalized
                                                                              Subsequent
                                             Initial Cost                   to Acquisition
                                                          Building &               Building &
          Description           Encumbrance      Land   Improvements      Land   Improvements
------------------------------- -------------- -------- -------------- --------- --------------
 Feathersound II                    2,319          800      7,362           --          168
 Fireman's Fund Building              --           500      4,148           --           33
 Grand Plaza (Office)                 --         1,100      7,752           --           29
 Grand Plaza (Retail)                 --           840      10,754          --           --
 Horizon                                (2)         --      6,174           --           --
 Lakeside                               (2)         --      7,272           --            5
 Lakepoint                              (2)      2,100      31,390          --           34
 Lakeside Technology Center           --         1,325      8,164           --           32
 Mariner Square                     2,508          650      2,855           --           --
 Parkside                               (2)         --      9,285           --           27
 Pavillion                              (2)         --      16,183          --           --
 Progressive Insurance                --         1,366      7,742           --        1,370
 Registry I                           --           744      4,216           --           97
 Registry II                          --           908      5,147           --          166
 Registry Square                      --           344      1,951           --           --
 Sabal Business Center I              --           375      2,127           --           --
 Sabal Business Center II           1,235          342      1,935           --           --
 Sabal Business Center III           852           290      1,642           --           16
 Sabal Business Center IV           2,107          819      4,638           --           --
 Sabal Business Center V            2,532        1,026      5,813           --            3
 Sabal Business Center VI           5,919        1,609      9,116           --           38
 Sabal Business                     4,815        1,519      8,605           --           32
  Center VII
 Sabal Lake Building                  --           572      3,241           --          142
 Sabal Park Plaza                     --           611      3,460           --            6
 Sabal Tech Center                    --           548      3,107           --           --
 Spectrum                               (2)      1,450      14,315          --           --
 Sunrise Office Center                --           422      3,513           --           --
 Telecom Technology Center            --         1,250      11,336          --          172
 Tower Place                          --         3,194      18,098          --          104
 Zurn Building                        --           795      4,537           --           29
 Blair Stone Building                 --         1,550      33,262          --           --
 Stratford                            --         2,777      11,459          --          105
 Chesapeake                             (4)      1,236      4,944           --            8
 Forsyth I                          1,963          326      1,850           --          450
 370 Knollwood                          (3)      1,819      7,451           --          459
 380 Knollwood                          (3)      2,977      11,912          --          687
 3288 Robinhood                       --           290      1,159           --           85
 101 S. Stratford-First Union         --         1,205      6,826           --           --
 Consolidated Center I                --           625      2,130           --           --
 Consolidated Center II               --           625      4,380           --           --
 Consolidated Center III              --           680      3,525           --           --
 Consolidated Center IV               --           376      1,629           --           --
 Champion-Madison                     --         1,725      6,280           --           --
  Park II
 USAIR Buildings                      --         2,625      14,889          --           --
 UCC Building 03                      --           429      1,771           --          102
 UCC Building 04                      --           514      2,058           --          150
 UCC SR-1                             --           276      1,155           --           55
 UCC SR-2 01/02                       --           215        859           --          113
 UCC SR-3                             --           167        668           --           19
 UCC W-1                              --           203        812           --           --
 UCC W-2                              --           196        786           --            8
 BMF Warehouse                          (1)        795      3,181           --           --
 LUWA Bahnson Building                --           346      1,384           --            1
 WP-3 & 4                               (1)        120        480           --            2
 WP-11                                  (1)        393      1,570           --           57
 WP-12                                  (1)        382      1,531           --           34
 WP-13                                  (1)        297      1,192           --           32
 Fairchild Building                   --           640      2,577           --           --
 WP-5                                 --           178        590           --          265
 One Point Royal                      --            --          1           --           --
 EKA Chemicals                        --            --          1           --           --
 Glenlakes                            --            --         --        2,908           --
 Northern Telecom                     --            --         (2)          --           --
 Newpoint Place III                   --            --         --          628           --



                                          Gross Amount at
                                  Which Carried at Close of Period
                                                                                                      Life on
                                                                                                       Which
                                           Building &                  Accumulated      Date of     Depreciation
          Description             Land   Improvements    Total (16)  Depreciation   Construction    is Computed
------------------------------- -------- -------------- ------------ -------------- -------------- -------------
 Feathersound II                    800      7,530         8,330            39          1986         5-40 yrs.
 Fireman's Fund Building            500      4,181         4,681            22          1982         5-40 yrs.
 Grand Plaza (Office)             1,100      7,781         8,881            41          1985         5-40 yrs.
 Grand Plaza (Retail)               840     10,754        11,594            57           N/A         5-40 yrs.
 Horizon                             --      6,174         6,174            32          1980         5-40 yrs.
 Lakeside                            --      7,277         7,277            38          1978         5-40 yrs.
 Lakepoint                        2,100      31,424       33,524           165          1986         5-40 yrs.
 Lakeside Technology Center       1,325      8,196         9,521            43          1984         5-40 yrs.
 Mariner Square                     650      2,855         3,505            15          1973         5-40 yrs.
 Parkside                            --      9,312         9,312            49          1979         5-40 yrs.
 Pavillion                           --     16,183        16,183            85          1982         5-40 yrs.
 Progressive Insurance            1,366      9,112        10,478           255          1988         5-40 yrs.
 Registry I                         744      4,313         5,057           149          1985         5-40 yrs.
 Registry II                        908      5,313         6,221           184          1987         5-40 yrs.
 Registry Square                    344      1,951         2,295            64          1988         5-40 yrs.
 Sabal Business Center I            375      2,127         2,502            70          1982         5-40 yrs.
 Sabal Business Center II           342      1,935         2,277            64          1984         5-40 yrs.
 Sabal Business Center III          290      1,658         1,948            55          1984         5-40 yrs.
 Sabal Business Center IV           819      4,638         5,457           153          1984         5-40 yrs.
 Sabal Business Center V          1,026      5,816         6,842           193          1988         5-40 yrs.
 Sabal Business Center VI         1,609      9,154        10,763           301          1988         5-40 yrs.
 Sabal Business                   1,519      8,637        10,156           284          1990         5-40 yrs.
  Center VII
 Sabal Lake Building                572      3,383         3,955           114          1986         5-40 yrs.
 Sabal Park Plaza                   611      3,466         4,077           114          1987         5-40 yrs.
 Sabal Tech Center                  548      3,107         3,655           102          1989         5-40 yrs.
 Spectrum                         1,450     14,315        15,765            75          1984         5-40 yrs.
 Sunrise Office Center              422      3,513         3,935            18          1974         5-40 yrs.
 Telecom Technology Center        1,250     11,508        12,758            60          1991         5-40 yrs.
 Tower Place                      3,194     18,202        21,396           599          1988         5-40 yrs.
 Zurn Building                      795      4,566         5,361            24          1983         5-40 yrs.
 Blair Stone Building             1,550     33,262        34,812           175          1994         5-40 yrs.
 Stratford                        2,777     11,564        14,341           841          1991         5-40 yrs.
 Chesapeake                       1,236      4,952         6,188           356          1993         5-40 yrs.
 Forsyth I                          326      2,300          2,626          108          1985         5-40 yrs.
 370 Knollwood                    1,819      7,910         9,729           639          1994         5-40 yrs.
 380 Knollwood                    2,977      12,599       15,576           998          1990         5-40 yrs.
 3288 Robinhood                     290      1,244         1,534           110          1989         5-40 yrs.
 101 S. Stratford-First Union     1,205      6,826         8,031            22          1986         5-40 yrs.
 Consolidated Center I              625      2,130         2,755             7          1983         5-40 yrs.
 Consolidated Center II             625      4,380         5,005            14          1983         5-40 yrs.
 Consolidated Center III            680      3,525         4,205            11          1989         5-40 yrs.
 Consolidated Center IV             376      1,629         2,005             5          1989         5-40 yrs.
 Champion-Madison                 1,725      6,280         8,005            20          1993         5-40 yrs.
  Park II
 USAIR Buildings                  2,625     14,889         17,514           47        1970-1987      5-40 yrs.
 UCC Building 03                    429      1,873         2,302           136          1985         5-40 yrs.
 UCC Building 04                    514      2,208         2,722           170          1986         5-40 yrs.
 UCC SR-1                           276      1,210         1,486            95          1983         5-40 yrs.
 UCC SR-2 01/02                     215        972         1,187            89          1983         5-40 yrs.
 UCC SR-3                           167        687           854            49          1984         5-40 yrs.
 UCC W-1                            203        812         1,015            58          1983         5-40 yrs.
 UCC W-2                            196        794           990            57          1983         5-40 yrs.
 BMF Warehouse                      795      3,181         3,976           229          1986         5-40 yrs.
 LUWA Bahnson Building              346      1,385         1,731           100          1990         5-40 yrs.
 WP-3 & 4                           120        482           602            35          1988         5-40 yrs.
 WP-11                              393      1,627         2,020           121          1988         5-40 yrs.
 WP-12                              382      1,565         1,947           112          1988         5-40 yrs.
 WP-13                              297      1,224         1,521            87          1988         5-40 yrs.
 Fairchild Building                 640      2,577         3,217           185          1990         5-40 yrs.
 WP-5                               178        855         1,033           117          1995         5-40 yrs.
 One Point Royal                     --          1             1            --           N/A            N/A
 EKA Chemicals                       --          1             1            --           N/A            N/A
 Glenlakes                        2,908         --         2,908            --           N/A            N/A
 Northern Telecom                    --         (2)           (2)           --           N/A            N/A
 Newpoint Place III                 628         --           628            --           N/A            N/A

                                                                                     Cost Capitalized
                                                                                        Subsequent
                                                 Initial Cost                         to Acquisition
                                                               Building &                         Building &
            Description            Encumbrance       Land    Improvements           Land        Improvements
---------------------------------- ------------- ----------- -------------- ------------------- --------------
 Newpoint Place                           --            --             --            1,550               --
 Atlanta Tradeport                        --            --             --            8,052               --
 NationsFord Business Park                --         1,206             --                5               --
 Center Point VI                          --            --             --              265               --
 Airport Center Drive                     --         1,600             --             (565)(10)          --
 Airpark East Expansion                   --            --             --            1,280               --
 Airpark East Land                        --         1,932             --             (616)(8)           --
 Airpark North Land                       --           804             --               --               --
 385 Building 1                           --         1,413          1,401               --               81
 385 Land                                 --            --             --            1,800               --
 Patewood VI                              --            --             --               --               22
 Belfort Park Land Annex                  --            --             --            2,600               --
 Southwind Land Annex                     --            --             --              679               --
 Highwoods Plaza at                       --            --             --               --               29
  International Place
 International Place                      --            --             --            1,566               --
  Phase III
 Ayers Land                               --            --             --            1,164               --
 Cool Springs -                           --            --             --            3,089               --
  Building II
 Grassmere                                --            --             --               --               --
 Ridge Development                        --         1,960             --           (1,531)(11)          --
 Grassmere/Thousdale Land                 --           760             --               --               --
 Westwood South                           --            --             --            2,106               --
 Maitland Building B                      --            --             --            1,115               --
 Maitland Building C                      --            --             --              743               --
 Pine Street - Building II                --            --             --            2,000               --
 Pine Street Parking                      --            --             --            4,000               --
 Capital Center                           --           851             --             (629)(9)           --
 Clintrials                               --            --             --               --              209
 Highwoods Health Club                    --           142            564               --              (26)
 Highwoods Office Center                  --         1,555             49             (839)(7)           --
  North
 Highwoods Office Center                  --         2,518             --               --               --
  South
 Martin Land                              --            --             --            3,409               --
 Creekstone Park                          --         1,255             --           (1,106)(6)           --
 North Park - Wake Forest - Land          --           962             --              132               --
 Research Commons                         --         1,349             --               --               --
 Rexwoods V                               --            --             --               --                3
 Highwoods Distribution Center            --            --             --            3,270               --
 East Shore One                           --            --             --              114               --
 East Shore Two                           --            --             --              907               --
 End of Cox Road Land                     --           966             --               --               --
 Sadler & Cox Land                        --            --             --              296               --
 Development Opportunity                  --            26             --               --               --
  Strip
 Shockoe Alleghany Warehouse              --            --             --               --                1
 Virginia Mutual                          --            --             --              900               --
 Tampa Fairgrounds                        --         1,412          5,647               --               42
 Fireman's fund Land                      --            --             --            1,000               --
 Tampa Bay Land                           --            --             --            2,000               --
 Sabal Pavilion - Phase II                --            --             --              661               --
 Sabal Industrial                         --            --             --              301               --
  Park Land
 West Point                               --         1,759             --             (518)(12)          --
                                                    ------          -----           ------              ---
  Business Park
                                                  $362,584     $2,040,143      $    43,493         $143,311
                                                  ========     ==========      ===========         ========



                                               Gross Amount at
                                      Which Carried at Close of Period
                                                                                                            Life on
                                                                                                             Which
                                                 Building &                  Accumulated      Date of     Depreciation
            Description                Land    Improvements    Total (16)  Depreciation   Construction    is Computed
---------------------------------- ----------- -------------- ------------ -------------- -------------- -------------
 Newpoint Place                        1,550             --         1,550          --           N/A           N/A
 Atlanta Tradeport                     8,052             --         8,052          --           N/A           N/A
 NationsFord Business Park             1,211             --         1,211          --           N/A           N/A
 Center Point VI                         265             --           265          --           N/A           N/A
 Airport Center Drive                  1,035             --         1,035          --           N/A           N/A
 Airpark East Expansion                1,280             --         1,280          --           N/A           N/A
 Airpark East Land                     1,316             --         1,316          --           N/A           N/A
 Airpark North Land                      804             --           804          --           N/A           N/A
 385 Building 1                        1,413          1,482         2,895          13           N/A        5-40 yrs.
 385 Land                              1,800             --         1,800          --           N/A           N/A
 Patewood VI                              --             22            22          --           N/A           N/A
 Belfort Park Land Annex               2,600             --         2,600          --           N/A           N/A
 Southwind Land Annex                    679             --           679          --           N/A           N/A
 Highwoods Plaza at                       --             29            29          --           N/A           N/A
  International Place
 International Place                   1,566             --         1,566          --           N/A           N/A
  Phase III
 Ayers Land                            1,164             --         1,164          --           N/A           N/A
 Cool Springs -                        3,089             --         3,089          --           N/A           N/A
  Building II
 Grassmere                             1,779             --         1,779          --           N/A           N/A
 Ridge Development                       429             --           429          --           N/A           N/A
 Grassmere/Thousdale Land                760             --           760          --           N/A           N/A
 Westwood South                        2,106             --         2,106          --           N/A           N/A
 Maitland Building B                   1,115             --         1,115          --           N/A           N/A
 Maitland Building C                     743             --           743          --           N/A           N/A
 Pine Street - Building II             2,000             --         2,000          --           N/A           N/A
 Pine Street Parking                   4,000             --         4,000          --           N/A           N/A
 Capital Center                          222             --           222          --           N/A           N/A
 Clintrials                               --            209           209          --           N/A           N/A
 Highwoods Health Club                   142            538           680          14           N/A        5-40 yrs.
 Highwoods Office Center                 716             49           765          13           N/A        5-40 yrs.
  North
 Highwoods Office Center               2,518             --         2,518          --           N/A           N/A
  South
 Martin Land                           3,409             --         3,409          --           N/A           N/A
 Creekstone Park                         149             --           149          --           N/A           N/A
 North Park - Wake Forest - Land       1,094             --         1,094          --           N/A           N/A
 Research Commons                      1,349             --         1,349          --           N/A           N/A
 Rexwoods V                               --              3             3          --           N/A           N/A
 Highwoods Distribution Center         3,270             --         3,270          --           N/A           N/A
 East Shore One                          114             --           114          --           N/A           N/A
 East Shore Two                          907             --           907          --           N/A           N/A
 End of Cox Road Land                    966             --           966          --           N/A           N/A
 Sadler & Cox Land                       296             --           296          --           N/A           N/A
 Development Opportunity                  26             --            26          --           N/A           N/A
  Strip
 Shockoe Alleghany Warehouse              --              1             1          --           N/A           N/A
 Virginia Mutual                         900             --           900          --           N/A           N/A
 Tampa Fairgrounds                     1,412          5,689         7,101           6           N/A           N/A
 Fireman's fund Land                   1,000             --         1,000          --           N/A           N/A
 Tampa Bay Land                        2,000             --         2,000          --           N/A           N/A
 Sabal Pavilion - Phase II               661             --           661          --           N/A           N/A
 Sabal Industrial                        301             --           301          --           N/A           N/A
  Park Land
 West Point                            1,241             --         1,241          --           N/A           N/A
                                       -----          -----       -------          --
  Business Park
                                    $406,077     $2,183,454    $2,589,531      85,602
                                    ========     ==========    ==========      ======

--------
(1) These assets are pledged as collateral for a $5,668,000 first mortgage loan.

(2) These assets are pledged as collateral for a $43,465,000 first mortgage loan.

(3) These assets are pledged as collateral for an $39,630,000 first mortgage loan.

(4) These assets are pledged as collateral for a $30,951,000 first mortgage loan.

(5) These assets are pledged as collateral for a $4,850,000 first mortgage loan.

(6) Reflects land transferred to the Willow Oak property, Highwoods Centre property, Sycamore property.

(7) Reflects land transferred to the Global property, Red Oak property.

(8) Reflects land transferred to Hewlett Packard property, Inacom property, East Building D property, East Building 6 property.

(9) Reflects land transferred to Situs II property.

(10) Reflects land transferred to Airport Center I property.

(11) Reflects land transferred to Lakeview Ridge II property, Lakeview Ridge 3 property.

(12) Reflects sale of land.

(13) Patewood III and IV are considered one property for encumbrance purposes.

(14) The aggregate cost for Federal Income Tax purposes was approximately $1,828,000,000.

                  HIGHWOODS/FORSYTH LIMITED PARTNERSHIP, INC.

                              NOTE TO SCHEDULE III
                                (in thousands)

                     As of December 31, 1997, 1996 and 1995



     A summary of activity for real estate and accumulated depreciation is as follows:



                                                                           December 31,
                                                           ---------------------------------------------
                                                                1997             1996            1995
                                                           --------------   --------------   -----------
 Real Estate:
   Balance at beginning of year ........................     $1,376,638       $  598,536      $218,699
   Additions:
    Acquisitions, development and improvements .........      1,216,247          779,256       381,936
   Cost of real estate sold ............................         (3,356)          (1,154)       (2,099)
                                                             ----------       ----------      --------
 Balance at close of year (a) ..........................     $2,688,257       $1,376,638      $598,536
                                                             ==========       ==========      ========
 Accumulated Depreciation:
   Balance at beginning of year ........................     $   42,004       $   21,452      $ 11,003
   Depreciation expense ................................         43,732           20,562        10,483
   Real estate sold ....................................           (134)             (10)          (34)
                                                             ----------       ----------      --------
   Balance at close of year (b) ........................     $   85,602       $   42,004      $ 21,452
                                                             ==========       ==========      ========

----------
(a) Reconciliation of total cost to balance sheet caption at December 31, 1997, 1996 and 1995 (in thousands):



                                                      1997            1996           1995
                                                 -------------   -------------   -----------
 Total per schedule III ......................   $2,589,531      $1,376,638      $598,536
 Construction in progress exclusive
   of land included in Schedule III ..........       95,387          28,841        15,508
 Furniture, fixtures and equipment ...........        3,339           2,096         1,288
                                                 ----------      ----------      --------
 Total real estate assets at cost ............   $2,688,257      $1,407,575      $615,332
                                                 ==========      ==========      ========

(b) Reconciliation of total accumulated depreciation to balance sheet caption at December 31, 1997, 1996 and 1995 (in thousands):



                                                                           1997         1996         1995
                                                                        ----------   ----------   ----------
  Total per schedule III ............................................    $85,602      $42,004      $21,452
  Accumulated depreciation -- furniture, fixtures and equipment......      1,444          965          814
                                                                         -------      -------      -------
  Total accumulated depreciation ....................................    $87,046      $42,969      $22,266
                                                                         =======      =======      =======