Form 10-K/A
period 1997-12-31
HIGHWOODS FORSYTH L P
filed 1998-04-29
CIK 941713

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-K/A


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

                                     NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]    No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]


     The aggregate value of the Common Units held by non-affiliates of the registrant (based on the closing price on the New York Stock Exchange of a share of Common Stock of Highwoods Properties, Inc., the general partner of the registrant) on March 20, 1998 was $277,520,334.



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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP


                               TABLE OF CONTENTS




 Item No.                                                                                   Page No.
----------                                                                                 ---------
                  PART I
  1.         Business ..................................................................   3
  2.         Properties ................................................................   10
  3.         Legal Proceedings .........................................................   24
  4.         Submission of Matters to a Vote of Security Holders .......................   24
  X.         Executive Officers of the Registrant ......................................   24
                  PART II
  5.         Market for Registrant's Equity and Related Security Holder Matters ........   25
  6.         Selected Financial Data ...................................................   25
  7.         Management's Discussion and Analysis of Financial Condition and Results
             of Operations .............................................................   27
  8.         Financial Statements and Supplementary Data ...............................   37
  9.         Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ......................................................   37
                  PART III
 10.         Directors and Executive Officers of the Registrant ........................   37
 11.         Executive Compensation ....................................................   37
 12.         Security Ownership of Certain Beneficial Owners and Management ............   37
 13.         Certain Relationships and Related Transactions ............................   37
                  PART IV
 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........   38

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

Recent Developments

     Merger and Acquisition Activity. The following table summarizes the mergers and acquisitions completed during the year ended December 31, 1997 (dollars in thousands):


                                                            Acquisition    Number of     Rentable      Initial
Property                              Location             Closing Date   Properties   Square Feet       Cost
------------------------------------- ------------------- -------------- ------------ ------------- -------------
Century Center                        Atlanta               02/01/97           21       1,437,000    $  128,100
Anderson Properties                   Atlanta               02/01/97           28       1,914,000        61,800
Patewood I & II                       Greenville            03/01/97            2         117,000        11,900
3600 Glenwood Avenue                  Research Triangle     03/01/97            1          78,000        11,000
400 North Business Park               Atlanta               05/01/97            3          86,000         7,200
Kennestone Corporate Center           Atlanta               05/01/97            5          82,000         5,400
Oxford Lakes Business Center          Atlanta               05/01/97            2         102,000         8,000
Bluegrass Place 1                     Atlanta               08/29/97            1          69,000         2,500
Bluegrass Place 2                     Atlanta               08/29/97            1          72,000         3,000
Centrum Building                      Memphis               09/03/97            1          71,000         6,600
Pinebrook                             Charlotte             09/23/97            1          61,000         5,600
1765 The Exchange                     Atlanta               10/01/97            1          90,000         7,200
NationsBank Plaza                     Greenville            10/01/97            1         196,000        10,200
Associated Capital Properties, Inc.   Florida               10/01/97           84       6,410,000       617,000
Riparius Development Corporation      Baltimore             12/23/97            5         364,000        42,000
Shelton Portfolio                     Piedmont Triad        11/17/97            8         499,000        48,000
Smith Portfolio                       Tampa                 10/17/97            3         217,000        17,900
Triad Crow Portfolio                  Atlanta               12/04/97            2         267,000        39,300
Riverside Plaza                       Norfolk               10/31/97            1          87,000         7,700
Zurn Building                         Tampa                 11/01/97            1          74,000         5,400
Avion Building                        South Florida         11/17/97            1          67,000         5,200
Gulf Atlantic                         South Florida         12/12/97            1         135,000        11,300
100 Winner's Circle                   Nashville             12/15/97            1          72,000         8,700
Doral Financial Plaza                 South Florida         12/22/97            1         222,000        17,300
                                                                              ---      ----------    ----------
                                                                              176      12,789,000    $1,088,300
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


Development Activity

     The following table summarizes the 14 development projects placed in service during the year ended December 31, 1997 (dollars in thousands):

     Completed




                                                                  Date Placed      Number of       Rentable      Initial
Property                                   Location                in Service     Properties     Square Feet     Cost (1)
----------------------------------------   -------------------   -------------   ------------   -------------   ---------
Shockoe Alleghany Warehouse ............   Richmond                02/01/97            1           119,000      $19,300
NorthPark ..............................   Research Triangle       03/15/97            1            42,000        3,700
Centerpoint V ..........................   Columbia                04/11/97            1            20,000        1,700
Sycamore ...............................   Research Triangle       04/15/97            1            72,000        6,300
Chastain Place I .......................   Atlanta                 05/01/97            1           108,000        3,900
AirPark East-Simplex (Bldg. 6) .........   Piedmont Triad          05/02/97            1            13,000          800
Two Airpark East (Bldg. D) .............   Piedmont Triad          06/01/97            1            54,000        4,200
Airport Center I .......................   Richmond                08/01/97            1           142,000        6,300
Westshore III ..........................   Richmond                08/26/97            1            57,000        5,300
Highwoods Plaza II .....................   Nashville               09/02/97            1           102,000       10,400
The Richfood Building ..................   Richmond                09/05/97            1            76,000        7,300
R.F. Micro Devices .....................   Piedmont Triad          10/18/97            1            50,000        8,400
Highwoods Office Center At
  Southwind ............................   Memphis                 12/01/97            1            69,000        7,000
Grove Park .............................   Richmond                12/31/97            1            61,000        5,900
                                                                                                       ---      -------
  Total ................................                                              14           985,000      $90,500
                                                                                      ==           =======      =======


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

     The Operating Partnership had 25 suburban office properties and seven industrial properties under development totaling 3.3 million square feet of office and industrial space at December 31, 1997. The following table summarizes these development projects as of December 31, 1997 (dollars in thousands):

     In process


                                                           Rentable    Estimated    Cost at   Pre-Leasing   Estimated
               Name                       Location       Square Feet     Costs     12/31/97   Percentage*   Completion
---------------------------------   ------------------- ------------- ----------- ---------- ------------- -----------
                                                                  (dollars in thousands)
Office Properties:
Ridgefield III                      Asheville                57,000    $  5,485    $ 1,638         --%        2Q98
2400 Century Center                 Atlanta                 135,000      16,195      6,527         --         2Q98
10 Glenlakes                        Atlanta                 254,000      35,135      3,360         --         4Q98
Automatic Data Processing           Baltimore               110,000      12,400      3,367        100         3Q98
Riparius Center at Owings Mills     Baltimore               125,000      13,800      2,393         --         2Q99
BB&T**                              Greenville               71,000       5,851         81        100         2Q98
Patewood VI                         Greenville              107,000      11,360      5,202         19         2Q98
Colonnade                           Memphis                  89,000       9,400      5,592         73         2Q98
Southwind C                         Memphis                  74,000       7,657      1,245         34         4Q98
Harpeth V                           Nashville                65,000       6,900      3,108         47         1Q98
Lakeview Ridge II                   Nashville                61,000       6,000      2,879         70         1Q98
Southpointe                         Nashville               104,000      10,878      4,254         26         2Q98
Concourse Center One                Piedmont Triad           86,000       8,415         --         --         1Q99
RMIC                                Piedmont Triad           90,000       7,650      3,971        100         2Q98
Clintrials                          Research Triangle       178,000      21,490     12,034        100         2Q98
Situs II                            Research Triangle        59,000       5,857      1,218         --         2Q98
Highwoods Centre                    Research Triangle        76,000       8,327        960         36         3Q98
Overlook                            Research Triangle        97,000      10,307      1,083         --         4Q98
Red Oak                             Research Triangle        65,000       6,394        568         --         3Q98
Rexwoods V                          Research Triangle        61,000       7,444      5,894         70         1Q98
Markel-American                     Richmond                106,000      10,650      5,226         52         2Q98
Highwoods V                         Richmond                 67,000       6,620      1,096        100         2Q98
Interstate Corporate Center**       Tampa                   309,000       8,600         40         23         4Q98
Intermedia (Sabal) Phase I          Tampa                   121,000      12,500      1,331        100         4Q98
Intermedia (Sabal) Phase II         Tampa                   121,000      13,000        662        100         1Q00
                                                          ---------    --------    -------        ---
  Office Total or Weighted Average                        2,688,000    $268,315    $73,729         43%
                                                          =========    ========    =======        ===
Industrial Properties:
Chastain II & III                   Atlanta                 122,000    $  4,686    $ 1,359         --%        3Q98
Newpoint                            Atlanta                 119,000       4,660      3,224         20         1Q98
Tradeport 1                         Atlanta                  87,000       3,070      1,608         --         1Q98
Tradeport 2                         Atlanta                  87,000       3,070      1,608         --         1Q98
Air Park South Warehouse I          Piedmont Triad          100,000       2,929        545         90         1Q98
Airport Center II                   Richmond                 70,000       3,197      2,732         54         1Q98
                                                          ---------    --------    -------        ---
  Industrial Total or Weighted Average                      585,000    $ 21,612    $11,076         26%
                                                          =========    ========    =======        ===
  Total or Weighted Average of
   all Development Projects                               3,273,000    $289,927    $84,805         40%
                                                          =========    ========    =======        ===
Summary By Estimated
  Completion Date:
  First Quarter 1998                                        650,000    $ 37,270    $21,598         41%
  Second Quarter 1998                                     1,063,000     111,436     46,839         54
  Third Quarter 1998                                        373,000      31,807      6,254         37
  Fourth Quarter 1998                                       855,000      74,199      7,059         25
  First Quarter 1999                                         86,000       8,415         --         --
  Second Quarter 1999                                       125,000      13,800      2,393         --
  First Quarter 2000                                        121,000      13,000        662        100
                                                          ---------    --------    -------        ---
                                                          3,273,000    $289,927    $84,805         40%
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

ITEM 2. PROPERTIES
General

     The following table sets forth certain information about the Properties at December 31, 1997:



                                                                                     Percent of
                                                                        Rentable       Total        Annualized       Percent of
                              Office       Industrial        Total       Square       Rentable        Rental      Total Annualized
                            Properties   Properties (1)   Properties      Feet      Square Feet    Revenue (2)     Rental Revenue
                           ------------ ---------------- ------------ ------------ ------------- --------------- -----------------
Research Triangle, NC.....       69              4             73      4,686,120        15.2%    $ 65,314,092           17.9%
Atlanta, GA ..............       39             31             70      4,824,831        15.5       44,200,033           12.2
Tampa, FL ................       42             --             42      2,904,587         9.5       41,772,977           11.4
Piedmont Triad, NC .......       34             79            113      4,738,992        15.3       36,779,925           10.0
South Florida ............       27             --             27      2,384,044         7.8       36,511,089           10.0
Nashville, TN ............       15              3             18      1,821,485         5.9       27,183,735            7.4
Orlando, FL ..............       30             --             30      1,990,148         6.5       23,756,539            6.5
Jacksonville, FL .........       16             --             16      1,465,139         4.8       17,367,432            4.7
Charlotte, NC ............       15             16             31      1,428,590         4.7       15,158,758            4.1
Richmond, VA .............       20              2             22      1,278,726         4.2       14,348,878            3.9
Greenville, SC ...........        8              2             10      1,001,641         3.3       11,051,150            3.0
Memphis, TN ..............        9             --              9        606,549         2.0       10,033,045            2.7
Baltimore, MD ............        5             --              5        364,434         1.2        7,837,121            2.1
Columbia, SC .............        7             --              7        423,738         1.4        5,553,603            1.5
Tallahassee, FL ..........        1             --              1        244,676         0.8        3,372,355            0.9
Norfolk, VA ..............        2              1              3        265,857         0.9        2,843,389            0.8
Birmingham, AL ...........        1             --              1        115,289         0.4        1,795,236            0.5
Asheville, NC ............        1              1              2        124,177         0.4        1,180,068            0.3
Ft. Myers, FL ............        1             --              1         51,831         0.2          509,720            0.1
                                ---            ---            ---      ---------       -----     ------------          -----
    Total ................      342            139            481     30,720,854       100.0%    $366,569,145          100.0%
                                ===            ===            ===     ==========       =====     ============          =====


                                               Office Properties     Industrial Properties (1)     Total or Weighted Average
                                              -------------------   ---------------------------   --------------------------
Total Annualized Rental Revenue (2) .........   $331,936,875              $34,632,270                 $ 366,569,145
Total rentable square feet ..................     23,841,565                6,879,289                    30,720,854
Percent leased ..............................             94%(3)                   93%(4)                        94%
Weighted average age (years) ................           12.2(5)                  11.4                          12.0

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

(5) Excludes the Comeau Building, which is a historical building constructed in 1926 and renovated in 1996.

     The following table sets forth certain information about the portfolio of in-service and development properties as of December 31, 1997 and 1996:




                                      December 31, 1997                            December 31, 1996
                         -------------------------------------------   ------------------------------------------
                            Number                         Percent        Number                        Percent
                              of           Rentable        Leased/          of           Rentable       Leased/
                          Properties     Square Feet     Pre-leased     Properties     Square Feet     Pre-leased
                         ------------   -------------   ------------   ------------   -------------   -----------
In-Service
  Office .............        342       23,842,000          94%             181       12,350,600          93%
  Industrial .........        139        6,879,000          93              111        5,104,600          90
                              ---       ----------          --              ---       ----------          --
   Total .............        481       30,721,000          94%             292       17,455,200          92%
                              ===       ==========          ==              ===       ==========          ==
Under Development
  Office .............         25        2,688,000          43%              12          825,000          52%
  Industrial .........          7          585,000          26                2          190,000          24
                              ---       ----------          --              ---       ----------          --
   Total .............         32        3,273,000          40%              14        1,015,000          46%
                              ===       ==========          ==              ===       ==========          ==
Total
  Office .............        367       26,530,000                          193       13,175,600
  Industrial .........        146        7,464,000                          113        5,294,600
                              ---       ----------                          ---       ----------
   Total .............        513       33,994,000                          306       18,470,200
                              ===       ==========                          ===       ==========


Tenants

     As of December 31, 1997, the Properties were leased to approximately 3,100 tenants, which engage in a wide variety of businesses. The following table sets forth information concerning the 20 largest tenants of the Properties as of December 31, 1997:



                                                                                                 Percent of Total
                                                              Number          Annualized            Annualized
Tenant                                                      of Leases     Rental Revenue (1)      Rental Revenue
--------------------------------------------------------   -----------   --------------------   -----------------
 1. IBM ................................................        13            $13,546,185               3.7%
 2. Federal Government .................................        45             12,059,353               3.3
 3. AT&T ...............................................        16              6,985,351               1.9
 4. Bell South .........................................        45              6,340,084               1.7
 5. State of Florida ...................................        22              5,215,070               1.4
 6. GTE ................................................         6              2,995,422               0.8
 7. NationsBank ........................................        21              2,953,191               0.8
 8. First Citizens Bank & Trust ........................         8              2,887,811               0.8
 9. Blue Cross & Blue Shield of South Carolina .........        10              2,554,517               0.7
10. MCI ................................................        10              2,458,637               0.7
11. Prudential .........................................        13              2,412,640               0.7
12. Jacobs-Sirrene Engineers, Inc. .....................         1              2,235,550               0.6
13. Price Waterhouse ...................................         3              2,047,953               0.6
14. US Airways .........................................         4              2,033,940               0.6
15. Alex Brown & Sons ..................................         1              1,943,070               0.5
16. H.L.P. Health Plan of Florida ......................         2              1,913,005               0.5
17. The Martin Agency, Inc. ............................         1              1,863,504               0.5
18. Northern Telecom Inc. ..............................         2              1,849,118               0.5
19. BB&T ...............................................         4              1,845,501               0.5
20. ClinTrials .........................................         4              1,812,206               0.5
                                                                --            -----------              ----
     Total .............................................       231            $77,952,108              21.3%
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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

     The Operating Partnership is managed by the Company as its sole general partner. The following table sets forth certain information with respect to the executive officers of the Company:




Name                      Age    Position and Background
----------------------   -----   -----------------------------------------------------------------------------
Ronald P. Gibson         53      Director, President and Chief Executive Officer. Mr. Gibson is a founder of the Company and has served as President or managing partner of its predecessor since its formation in 1978.
John L. Turner           51      Director, Vice Chairman of the Board of Directors and Chief Investment
                                 Officer. Mr. Turner co-founded the predecessor of Forsyth Properties in
                                 1975.
Edward J. Fritsch        39      Executive Vice President, Chief Operating Officer and Secretary.
                                 Mr. Fritsch joined the Company in 1982.
John W. Eakin            43      Director and Senior Vice President. Mr. Eakin is responsible for operations in Tennessee, Florida and Alabama. Mr. Eakin was a founder and president of Eakin & Smith, Inc. prior to its merger with the Company.
James R. Heistand        46      Senior Vice President. Mr. Heistand is responsible for operations in Florida and is an advisory member of the Company's investment committee.
                                 Mr. Heistand is expected to join the Company's Board of Directors and become a voting member of the investment committee this year.
                                 Mr. Heistand was the founder and president of ACP prior to its merger with the Company.
Gene H. Anderson         52      Director and Senior Vice President. Mr. Anderson manages the operations of the Company's Georgia properties. Mr. Anderson was the founder and president of Anderson Properties, Inc. prior to its merger with the
                                 Company.
Carman J. Liuzzo         37      Vice President, Chief Financial Officer and Treasurer. Prior to joining the
                                 Company in 1994, Mr. Liuzzo was vice president and chief accounting officer for Boddie-Noell Enterprises, Inc. and Boddie-Noell Restaurant
                                 Properties, Inc. Mr. Liuzzo is a certified public accountant.
Mack D. Pridgen, III     48      Vice President and General Counsel. Prior to joining the Company,
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


Results of Operations


Comparison of 1997 to 1996


     Revenue from rental operations increased $140.9 million, or 111.8%, from $126.0 million in 1996 to $266.9 million in 1997. The increase is primarily a result of revenue from newly acquired and developed properties as well as acquisitions completed in 1996 which only contributed partially in 1996. Interest and other income decreased 1.6% from $6.3 million in 1996 to $6.2 million in 1997. Lease termination fees and third-party income accounted for a majority of such income in 1997 while excess cash invested in 1996 from two offerings of Common Stock during the summer of 1996 raising total net proceeds of approximately $293 million (the "Summer 1996 Offering"), accounted for a majority of such income in 1996.

     Rental operating expenses increased $43.0 million, or 127.6%, from $33.7 million in 1996 to $76.7 million in 1997. The increase is due to the net addition of 13.3 million square feet to the in-service portfolio in 1997 as well as acquisitions completed in 1996 which only contributed partially in 1996. Rental expenses as a percentage of related rental revenues increased from 26.7% for the year ended December 31, 1996, to 28.7% for the year ended December 31, 1997. The increase is a result of an increase in the percentage of office properties in the portfolio which have fewer "triple net" leases.

     Depreciation and amortization for the years ended December 31, 1997, and 1996 was $47.3 million and $21.1 million, respectively. The increase of $26.2 million, or 124.2%, is due to an average increase in depreciable assets of 103.5%. Interest expense increased 88.1%, or $22.2 million, from $25.2 million in 1996 to $47.4 million in 1997. The increase is attributable to the increase in outstanding debt related to the Operating Partnership's acquisition and development activity. Interest expense for the years ended December 31, 1997 and 1996 included $2.3 million and $1.9 million, respectively, of non-cash deferred financing costs and amortization of the costs related to the Operating Partnership's interest protection agreements.

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


     Net income before extraordinary item equaled $91.6 million and $46.7 million, respectively, for the years ended December 31, 1997, and 1996. The extraordinary items consisted of prepayment penalties incurred and deferred loan cost expensed in connection with the extinguishment of secured debt assumed in various acquisitions completed in 1997 and 1996. The Operating Partnership also recorded $13.1 million in preferred unit dividends for the year ended December 31, 1997.



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


     Rental operating expenses increased $16.7 million, or 98.2%, from $17.0 million in 1995 to $33.7 million in 1996. The increase is due to the addition of 8.2 million square feet to the in-service portfolio. Rental expenses as a percentage of related rental revenues increased from 23.9% for the year ended December 31, 1995 to 26.7% for the year ended December 31, 1996. The increase is a result of an increase in the percentage of office properties in the portfolio which have fewer "triple net" leases and approximately $400,000 in additional expenses related to the severe winter weather in 1996 and the hurricane in September of the same year.

     Depreciation and amortization for the years ended December 31, 1996, and 1995 was $21.1 million and $11.1 million, respectively. The increase of $10.0 million, or 90.1%, is due to a 128.8% increase in depreciable assets. Interest expense increased $11.5 million, or 83.9%, from $13.7 million in 1995 to $25.2 million in 1996. The increase is attributable to the increase in outstanding debt related to the Operating Partnership's acquisition and development activities. Interest expense for the years ended December 31, 1996, and 1995 included $1.9 million and $1.6 million, respectively, of non-cash deferred financing costs and amortization of the costs related to the Operating Partnership's interest rate protection agreements.


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


     Net income before extraordinary item equaled $46.7 million and $28.9 million for the years ended December 31, 1996, and 1995, respectively. The extraordinary items consisted of prepayment penalties incurred and deferred loan expensed in connection with the extinguishment of certain debt assumed in the Crocker merger in 1996 and the Forsyth Transaction in 1995.

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


Capitalization


     Mortgage and notes payable at December 31, 1997, totaled $978.6 million and were comprised of $332.4 million of secured indebtedness with a weighted average interest rate of 8.2% and $646.2 million of unsecured indebtedness with a weighted average interest rate of 7.0%. All of the mortgage and notes payable outstanding at December 31, 1997, were either fixed rate obligations or variable rate obligations covered by interest rate protection agreements (see below). The weighted average life of the indebtedness was approximately 5.3 years at December 31, 1997.


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


   o X-POSSM Offering. On June 24, 1997, a trust formed by the Operating Partnership sold $100 million of Exercisable Put Option SecuritiesSM ("X-POSSM"), which represent fractional undivided beneficial interests in the trust. The assets of the trust consist of, among other things, $100 million of Exercisable Put Option Notes due June 15, 2011, issued by the Operating Partnership (the "Put Option Notes"). The X-POSSM bear an interest rate of 7.19%, representing an effective borrowing cost of 7.09%, net of a related put option and certain interest rate protection agreement costs. Under certain circumstances, the Put Option Notes could also become subject to early maturity on June 15, 2004. The issuance of the Put Option Notes and the related put option is referred to herein as the "X-POSSM Offering."

   o August 1997 Offering. On August 28, 1997, the Company entered into two transactions with affiliates of Union Bank of Switzerland (the "August 1997 Offering"). In one transaction, the Company sold 1,800,000 shares of Common Stock to UBS Limited for net proceeds of approximately $57 million. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Contract") with Union Bank of Switzerland, London Branch ("UBS/LB"). The Forward Contract generally provides that if the price of a share of Common Stock is above $32.14 (the "Forward Price") on August 28, 1998, UBS/LB will return the difference (in shares of Common Stock) to the Company. Similarly, if the price of a share of Common Stock on August 28, 1998, is less than the Forward Price, the Company will pay the difference to UBS/LB in cash or shares of Common Stock, at the Company's option. The net proceeds of the August 1997 Offering were contributed to the Operating Partnership in exchange for Common Units.


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


     To protect the Operating Partnership from increases in interest expense due to changes in the variable rate, the Operating Partnership: (i) purchased an interest rate collar limiting its exposure to an increase in interest rates to 7.25% with respect to $80 million of its $430 million aggregate amount of unsecured revolving loans (the "Revolving Loans") excluding the effect of changes in the Operating Partnership's credit risk, and (ii) entered into interest rate swaps that limit its exposure to an increase in interest rates to 6.95% in connection with $22 million of variable rate mortgages. The interest rate on all such variable rate debt is adjusted at monthly intervals, subject to the Operating Partnership's interest rate protection program. Net payments made to counterparties under the above interest rate protection agreements were $47,000 in 1997 and were recorded as an increase to interest expense. Payments received from the counterparties under the interest rate protection agreements were $167,000 and $385,000 for 1996 and 1995, respectively. The Operating Partnership is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Operating Partnership could be required to pay the full rates under the Revolving Loans and the variable rate mortgages, even if such rates were in excess of the rate in the cap and swap agreements. In addition, the Operating Partnership may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Operating Partnership's interest expense and could adversely affect the Operating Partnership's cash flow and its ability to pay expected distributions to stockholders.


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


     The Operating Partnership presently has no plans for major capital improvements to the existing properties, other than an $8 million renovation of the common areas of a 639,000-square foot property acquired in the ACP Transaction. A reserve has been established to cover the cost of the renovations. The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the previously discussed Revolving Loans. The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Operating Partnership. In addition, the Operating Partnership anticipates utilizing the Revolving Loans primarily to fund construction and development activities. The Operating Partnership does not intend to reserve funds to retire existing mortgage indebtedness or indebtedness under the Revolving Loans upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Operating Partnership in both the short and long term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.



Recent Developments

Recent Acquisitions


     Riparius Transaction. In closings on December 23, 1997, and January 8, 1998, the Operating Partnership completed an acquisition of Riparius Development Corporation in Baltimore, Maryland, involving a portfolio of five office properties encompassing 369,000 square feet, two office development projects encompassing 235,000 square feet, 11 acres of development land and 101 additional acres of development land to be acquired over the next three years. As of December 31, 1997, the in-service properties acquired in the Riparius Transaction were 99% leased. The cost of the Riparius Transaction consisted of a cash payment of $43.6 million. In addition, the Operating Partnership has assumed the two office development projects with an anticipated cost of $26.2 million expected to be paid in 1998, and will pay out $23.9 million over the next three years for the 101 additional acres of development land.


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

Pending Acquisitions


     J.C. Nichols Transaction. On December 22, 1997, the Company entered into a merger agreement (the "Merger Agreement") with J.C. Nichols Company, a publicly traded Kansas City, Missouri real estate operating company ("J.C. Nichols"), pursuant to which the Company would acquire J.C. Nichols with the view that the Operating Partnership would combine its property operations with J.C. Nichols. J.C. Nichols is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission.


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


     February 1998 Debt Offering. On February 2, 1998, the Operating Partnership sold $125 million of 6.835% MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013, and $100 million of 7 1/8% notes due February 1, 2008 (the "February 1998 Debt Offering").


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

     As of the date hereof, 99% of the Properties have been subjected to a Phase I environmental assessment. These assessments have not revealed, nor is management of the Operating Partnership aware of, any environmental liability that it believes would have a material adverse effect on the Operating Partnership's financial position, operations or liquidity taken as a whole. This projection, however, could prove to be incorrect depending on certain factors. For example, the Operating Partnership's assessments may not reveal all environmental liabilities, or may underestimate the scope and severity of environmental conditions observed, with the result that there may be material environmental liabilities of which the Operating Partnership is unaware, or material environmental liabilities may have arisen after the assessments were performed of which the Operating Partnership is unaware. In addition, assumptions regarding groundwater flow and the existence and source of contamination are based on available sampling data, and there are no assurances that the data are reliable in all cases. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties, or by third parties unrelated to the Operating Partnership.


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


     FASB Statement No. 128 replaced the calculation of primary and fully diluted earnings per Common Unit with basic and diluted earnings per Common Unit. Unlike primary earnings per Common Unit, basic earnings per Common Unit excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per Common Unit is very similar to the previously reported fully diluted earnings per Common Unit. It is computed using the weighted average number of Common Units and the dilutive effect of options, warrants and convertible securities outstanding, using the "treasury stock" method. Earnings per Common Unit data are required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements. All earnings per Common Unit amounts for all periods presented have, where appropriate, been restated to conform to the FASB Statement No. 128 requirements.



Funds From Operations and Cash Available for Distributions


     The Operating Partnership considers Funds from Operations ("FFO") to be a useful financial performance measure because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate its ability to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operating, investing or financing activities as defined by Generally Accepted Accounting Principles ("GAAP"). It should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all cash needs, including principal amortization, capital improvements and distributions to partners. Further, FFO as disclosed by other REITs may not be comparable to the Operating Partnership's calculation of FFO, as described below, FFO and cash available for distributions should not be considered as alternatives to net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity.


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

     FFO and cash available for distribution for the years ended December 31, 1997, and 1996 are summarized in the following table (in thousands):




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
                                                                  =========      ========

Inflation


     In the last five years, inflation has not had a significant impact on the Operating Partnership because of the relatively low inflation rate in the Operating Partnership's geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Operating Partnership's exposure to increases in operating expenses resulting from inflation. In addition, 97 percent of the leases are for remaining terms of less than seven years, which may enable the Operating Partnership to replace existing leases with new leases at a higher base if rents on the existing leases are below the then-existing market rate.



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

                         REPORT OF INDEPENDENT AUDITORS


TO THE OWNERS
HIGHWOODS/FORSYTH LIMITED PARTNERSHIP


     We have audited the accompanying consolidated balance sheets of Highwoods/Forsyth Limited Partnership (a majority-owned subsidiary of Highwoods Properties, Inc.) as of December 31, 1997 and 1996, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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




                                             ERNST & YOUNG LLP

Raleigh, North Carolina
February 20, 1998

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

                          Consolidated Balance Sheets

                (Dollars in thousands, except per unit amounts)



                                                                                       December 31,
                                                                               -----------------------------
                                                                                    1997            1996
                                                                               -------------   -------------
Assets
Real estate assets, at cost:
  Land & improvements ......................................................    $  341,623      $  216,847
  Buildings and tenant improvements ........................................     2,183,454       1,142,223
  Development in process ...................................................        95,387          28,858
  Land held for development ................................................        64,454          17,551
  Furniture, fixtures and equipment ........................................         3,339           2,096
                                                                                ----------      ----------
                                                                                 2,688,257       1,407,575
  Less -- accumulated depreciation .........................................       (87,046)        (42,969)
                                                                                ----------      ----------
  Net real estate assets ...................................................     2,601,211       1,364,606
Cash and cash equivalents ..................................................         8,816          10,618
Restricted cash ............................................................         9,341           8,539
Accounts receivable net of allowance of $555 and $286 at December 31,
  1997 and 1996, respectively ..............................................        17,426           8,822
Advances to related parties ................................................         9,072           2,406
Accrued straight-line rents receivable .....................................        13,033           6,185
Other assets:
  Deferred leasing costs ...................................................        21,688           9,601
  Deferred financing costs .................................................        22,294          21,789
  Prepaid expenses and other ...............................................        17,575           3,876
                                                                                ----------      ----------
                                                                                    61,557          35,266
  Less -- accumulated amortization .........................................       (13,216)         (6,954)
                                                                                ----------      ----------
                                                                                    48,341          28,312
                                                                                ----------      ----------
                                                                                $2,707,240      $1,429,488
                                                                                ==========      ==========
Liabilities and partners' capital
Mortgages and notes payable ................................................    $  978,558      $  555,876
Accounts payable, accrued expenses and other liabilities ...................        52,152          27,632
                                                                                ----------      ----------
  Total liabilities ........................................................     1,030,710         583,508
Redeemable units:
  Class A Common Units outstanding, 10,256,936 and 4,283,237 at
   December 31, 1997 and 1996, respectively ................................       381,631         144,559
  Class B Common Units outstanding, 187,528 at December 31, 1997 ...........         6,974              --
  Series A Preferred Units outstanding, 125,000 at December 31, 1997 .......       121,809              --
  Series B Preferred Units outstanding, 6,900,000 at December 31, 1997 .....       166,346              --
Partners' capital:
  Class A Common Units:
   General partner Common Units outstanding, 566,108 and 395,596 at
     December 31, 1997 and 1996, respectively ..............................         9,997           7,014
   Limited partner Common Units outstanding, 45,783,071 and
     34,880,833 at December 31, 1997 and 1996, respectively ................       989,773         694,407
                                                                                ----------      ----------
     Total partners' capital ...............................................       999,770         701,421
                                                                                ----------      ----------
                                                                                $2,707,240      $1,429,488
                                                                                ==========      ==========


         See accompanying notes to consolidated financial statements.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP


                       Consolidated Statements of Income


                (Dollars in thousands, except per unit amounts)


             For the Years Ended December 31, 1997, 1996 and 1995




                                                                             1997             1996             1995
                                                                        --------------   --------------   --------------
Revenue:
 Rental property ....................................................    $   266,933      $   125,987      $    71,217
 Interest and other income ..........................................          6,232            6,315            2,305
                                                                         -----------      -----------      -----------
                                                                             273,165          132,302           73,522
Operating expenses:
 Rental property ....................................................         76,743           33,657           17,049
 Depreciation and amortization ......................................         47,260           21,105           11,082
 Interest expense:
  Contractual .......................................................         45,138           23,360           12,101
  Amortization of deferred financing costs ..........................          2,256            1,870            1,619
                                                                         -----------      -----------      -----------
                                                                              47,394           25,230           13,720
 General and administrative .........................................         10,216            5,636            2,737
                                                                         -----------      -----------      -----------
 Income before extraordinary item ...................................         91,552           46,674           28,934
                                                                         -----------      -----------      -----------
Extraordinary item -- loss on early extinguishment
 of debt ............................................................         (6,945)          (2,432)          (1,068)
                                                                         -----------      -----------      -----------
 Net income .........................................................         84,607           44,242           27,866
Dividends on preferred units ........................................        (13,117)              --               --
                                                                         -----------      -----------      -----------
 Net income available for Class A Common Units ......................    $    71,490      $    44,242      $    27,866
                                                                         ===========      ===========      ===========
Net income (loss) per Class A Common Unit -- Basic:
 Income before extraordinary item ...................................    $      1.69      $      1.56      $      1.55
                                                                         ===========      ===========      ===========
 Extraordinary item -- loss on early extinguishment of debt .........    $     (0.15)     $     (0.08)     $     (0.06)
                                                                         ===========      ===========      ===========
 Net income .........................................................    $      1.54      $      1.48      $      1.49
                                                                         ===========      ===========      ===========
Net income (loss) per Class A Common Unit -- Diluted:
 Income before extraordinary item ...................................    $      1.68      $      1.55      $      1.54
                                                                         ===========      ===========      ===========
 Extraordinary item -- loss on early extinguishment of debt .........    $     (0.15)     $     (0.08)     $     (0.06)
                                                                         ===========      ===========      ===========
 Net income .........................................................    $      1.53      $      1.47      $      1.48
                                                                         ===========      ===========      ===========
Net income per Class A Common Unit -- Basic:
 General Partner ....................................................    $      1.54      $      1.48      $      1.49
                                                                         ===========      ===========      ===========
 Limited Partners ...................................................    $      1.54      $      1.48      $      1.49
                                                                         ===========      ===========      ===========
Net income per Class B Common Unit:
  Limited Partners ..................................................    $        --      $        --      $        --
                                                                         ===========      ===========      ===========
Net income per Class A Common Unit -- Diluted:
 General Partner ....................................................    $      1.53      $      1.47      $      1.48
                                                                         ===========      ===========      ===========
 Limited Partners ...................................................    $      1.53      $      1.47      $      1.48
                                                                         ===========      ===========      ===========
Net income per Class B Common Unit:
  Limited Partners ..................................................    $        --      $        --      $        --
                                                                         ===========      ===========      ===========
Weighted average Common Units outstanding -- Basic:
 Class A Common Units:
  General Partner ...................................................        464,218          298,520          186,970
  Limited Partners ..................................................     45,788,572       29,553,480       18,510,030
 Class B Common Units:
  Limited Partners ..................................................        171,000               --               --
                                                                         -----------      -----------      -----------
 Total ..............................................................     46,423,790       29,852,000       18,697,000
                                                                         ===========      ===========      ===========
Weighted average Common Units outstanding -- Diluted:
 Class A Common Units:
  General Partner ...................................................        488,129          300,739          188,008
  Limited Partners ..................................................     46,173,816       29,773,139       18,612,827
 Class B Common Units:
  Limited Partners ..................................................        171,000               --               --
                                                                         -----------      -----------      -----------
 Total ..............................................................     46,832,945       30,073,878       18,800,835
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

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP


                 Consolidated Statements of Partners' Capital


                            (Dollars in thousands)


             For the Years Ended December 31, 1997, 1996 and 1995





                                                                      Class A Common Unit
                                                                   --------------------------
                                                                     General        Limited         Total
                                                                    Partner's      Partners'      Partners'
                                                                     Capital        Capital        Capital
                                                                   -----------   ------------   ------------
Balance at December 31, 1994 ...................................     $1,303       $ 129,009      $ 130,312
Offering proceeds ..............................................         --         220,164        220,164
Net income .....................................................        278          27,588         27,866
Distributions ..................................................       (299)        (29,546)       (29,845)
Adjustment of redeemable Common Units to fair value ............       (266)        (26,286)       (26,552)
Transfer of limited partners' interest .........................      2,203          (2,203)            --
                                                                     ------       ---------      ---------
Balance at December 31, 1995 ...................................     $3,219       $ 318,726        321,945
Offering proceeds ..............................................         --         406,893        406,893
Net income .....................................................        442          43,800         44,242
Distributions ..................................................       (550)        (54,525)       (55,075)
Adjustments of redeemable Common Units to fair value ...........       (238)        (23,550)       (23,788)
Conversion of redeemable Common Units to Common Shares .........         72           7,132          7,204
Transfer of limited partners' interest .........................      4,069          (4,069)            --
                                                                     ------       ---------      ---------
Balance at December 31, 1996 ...................................     $7,014       $ 694,407      $ 701,421
Offering Proceeds ..............................................         --         345,325        345,325
Distributions Paid .............................................       (874)        (86,574)       (87,448)
Preferred Distributions Paid ...................................       (131)        (12,986)       (13,117)
Net income .....................................................        846          83,761         84,607
Adjustments of redeemable Common Unit to fair value ............       (471)        (46,675)       (47,146)
                                                                                         --             --
Conversion of redeemable Common Unit to Common Shares ..........        161          15,967         16,128
                                                                                                        --
Transfer of limited partner's interest .........................      3,398          (3,398)            --
                                                                                                        --
                                                                                                 ---------
Balance at December 31, 1997 ...................................     $9,943       $ 989,827      $ 999,770
                                                                     ======       =========      =========


         See accompanying notes to consolidated financial statements.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

                     Consolidated Statements of Cash Flows

                            (Dollars in thousands)
             For the Years Ended December 31, 1997, 1996 and 1995



                                                                             1997            1996            1995
                                                                        -------------   -------------   -------------
Operating activities:
Net income ..........................................................    $   84,607      $   44,242      $   27,866
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation ......................................................        44,120          20,562          10,483
  Amortization ......................................................         5,396           3,244           2,218
  Loss on early extinguishment of debt ..............................         6,945           2,432           1,068
  Changes in operating assets and liabilities:
   Accounts receivable ..............................................        (8,605)         (1,437)         (1,561)
   Prepaid expenses and other assets ................................        (3,263)           (776)           (173)
   Accrued straight-line rents receivable ...........................        (6,848)         (2,778)         (1,519)
   Accounts payable, accrued expenses and other liabilities .........         4,993           4,389           4,787
                                                                         ----------      ----------      ----------
     Net cash provided by operating activities ......................       127,346          69,878          43,169
                                                                         ----------      ----------      ----------
Investing activities:
Proceeds from disposition of real estate assets .....................         1,419             900           2,200
Additions to real estate assets .....................................      (464,618)       (181,444)       (130,411)
Advances to related parties .........................................        (6,666)         (1,132)           (654)
Other assets and notes receivable ...................................       (18,001)         (3,385)         (1,123)
Cash from contributed net assets ....................................            --          20,711             549
Cash paid in exchange for partnership net assets ....................       (35,390)       (322,276)         (6,593)
                                                                         ----------      ----------      ----------
   Net cash used in investing activities ............................      (523,256)       (486,626)       (136,032)
                                                                         ----------      ----------      ----------
Financing activities:
Distributions paid ..................................................       (87,448)        (55,075)        (29,845)
Payment of preferred unit dividends .................................       (11,720)             --              --
Net proceeds from Contributed Capital -- Preferred Units ............       288,155              --              --
Net proceeds from Contributed Capital -- Common Units ...............       345,325         406,901         219,821
Payment of prepayment penalties .....................................        (6,945)         (1,184)         (1,046)
Borrowings on Revolving Loans .......................................       563,500         307,500          50,800
  Repayment of Revolving Loans ......................................      (264,000)       (299,000)        (87,000)
Proceeds from mortgages and notes payable ...........................       100,000         213,500          90,250
Repayment of mortgages and notes payable ............................      (532,481)       (141,216)       (148,907)
Payment of deferred financing costs .................................          (278)        (10,898)           (630)
                                                                         ----------      ----------      ----------
   Net cash provided by financing activities ........................       394,108         420,528          93,443
                                                                         ----------      ----------      ----------
Net increase in cash and cash equivalents ...........................        (1,802)          3,780             580
Cash and cash equivalents at beginning of the period ................        10,618           6,838           6,258
                                                                         ----------      ----------      ----------
Cash and cash equivalents at end of the period ......................    $    8,816      $   10,618      $    6,838
                                                                         ==========      ==========      ==========
Supplemental disclosure of cash flow information:
Cash paid for interest ..............................................    $   51,283      $   26,039      $   11,965
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


     For the 14 properties previously owned by the Highwoods Group, negative net assets of approximately $9,272,000 were contributed to the Operating Partnership at their historical cost. Approximately $8,400,000 was distributed to the non-continuing partners of the Highwoods Group for their partnership interests in the 14 properties. For the 27 properties not owned by the Highwoods Group, the Company issued approximately $4,200,000 of common partnership interests (the "Common Units") in the Operating Partnership, assumed $54,164,000 of debt and paid $82,129,000 in cash. These 27 properties were recorded at their purchase price using the purchase method of accounting.


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


     The Operating Partnership is required by certain mortgage notes to escrow real estate taxes with the mortgagor. At December 31, 1997, and 1996, $717,350 and $846,990, respectively, was escrowed for real estate taxes.



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

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- Continued


     The Operating Partnership is exposed to certain losses in the event of non-performance by the counterparties under the collar and swap arrangements. The counterparties are major financial institutions with credit ratings of Aa3 or better, and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Operating Partnership could be required to pay the full rate under its Revolving Loan and the variable rate mortgages, even if such rate were in excess of the rate in the collar and swap agreements. The Operating Partnership would not realize a material loss as of December 31, 1997, in the event of non-performance by any one counterparty. Additionally, the Operating Partnership limits the amount of credit exposure with any one institution.



     Common Unit and Stock Compensation


     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of a share at the date of grant. With each issuance of a share, the Operating Partnership will issue to the Company one Common Unit upon payment of the exercise price to the Operating Partnership; therefore the Operating Partnership accounts for the Company's stock options as if issued by the Operating Partnership. In addition, the Operating Partnership grants options for a fixed number of Common Units to employees with an exercise price equal to the fair value of a share of Common Stock at the date of grant. As described in Note 8, the Operating Partnership has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock and Common Unit options.



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

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


2. MORTGAGES AND NOTES PAYABLE


     Mortgages and notes payable consisted of the following at December 31, 1997, and 1996 (in thousands):




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


     The 7.9% Mortgage Note is secured by 46 of the properties (the "Mortgage Note Properties"), which are held by AP Southeast Portfolio Partners, L.P. (the "Financing Partnership"). The Operating Partnership has a 99.99% economic interest in the Financing Partnership, which is managed indirectly by the Operating Partnership. The 7.9% Mortgage Note is a conventional, monthly pay, first mortgage note in the principal amount of $140 million issued by the Financing Partnership. The 7.9% Mortgage Note is a limited recourse obligation of the Financing Partnership as to which, in the event of a default under the indenture or the mortgage, recourse may be had only against the Mortgage Note Properties and other assets that have been pledged as security. The 7.9% Mortgage Note was issued to Kidder Peabody Acceptance Corporation I pursuant to an indenture, dated March 1, 1994 (the "Mortgage Note Indenture"), among the Financing Partnership, Bankers Trust Company of California, N.A., and Bankers Trust Company.


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

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

2. MORTGAGES AND NOTES PAYABLE -- Continued


     Under the terms of the purchase agreement relating to the Mortgage Note Properties, the Financing Partnership may be obligated to pay NationsBank, N.A. a deferred contingent purchase price. This contingent payment, which will in no event exceed $4.4 million, is due on April 1, 1998, if the actual four-year cumulative cash flow of such properties exceeds the projected four-year cumulative cash flow. Based on the estimates of future operations, the Operating Partnership does not believe that any deferred contingent purchase principal price will be payable.



     Unsecured Indebtedness


     On November 26, 1996, the Operating Partnership issued $100,000,000 of unsecured 6 3/4% notes due December 1, 2003, and $110,000,000 of unsecured 7% notes due December 1, 2006. Interest on the notes is payable semi-annually on June 1 and December 1, commencing on June 1, 1997. In accordance with the terms of the Indenture under which the unsecured notes are issued, the Operating Partnership is required to (a) limit its total indebtedness, (b) limit its level of secured debt, (c) maintain a minimum debt service coverage ratio and
(d) maintain a minimum level of unencumbered assets. At December 31, 1997, the Operating Partnership was in compliance with these covenants.


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


     In September 1996, the Operating Partnership obtained a $280,000,000 unsecured revolving loan which matures on October 31, 1999. Borrowings under such revolving loan will adjust based upon the Operating Partnership's senior unsecured debt rating with a range of 30-day LIBOR plus 100 basis points to LIBOR plus 175 basis points. At December 31, 1997, the rate was set at 30-day LIBOR plus 100 basis points and the effective interest rate was 6.97%. The Operating Partnership had $15,500,000 in available borrowings under this loan at December 31, 1997. In December 1997, the Operating Partnership obtained a $150,000,000 unsecured revolving loan which matures on June 30, 1998. Borrowings under the revolving loan will be based on the 30-day LIBOR rate plus 90 basis points. At December 31, 1997, the effective interest rate was 6.84%. The Operating Partnership had $100,000,000 in available borrowings under this loan at December 31, 1997. The terms of each of the revolving loans require the Operating Partnership to pay a commitment fee equal to .15% to .25% of the unused portion of such revolving loan and include certain restrictive covenants which limit, among other things, dividend payments, and which require compliance with certain financial ratios and measurements. At December 31, 1997, the Operating Partnership was in compliance with these covenants.



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


     To limit increases in interest expense on $80 million of its $430 million aggregate amount of unsecured revolving loans (the "Revolving Loans"), the Operating Partnership has purchased an interest rate collar which limits its exposure to an increase in 30-day LIBOR to 6.25% plus 100 basis points through

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

2. MORTGAGES AND NOTES PAYABLE -- Continued

November 2001. The initial premium used to acquire the $80 million interest rate collar is being amortized over the term of the collar. The cost basis of the collar was $2,457,000 at December 31, 1997.


     Net payments made to counterparties under the above interest rate protection agreement were $47,000 in 1997 and were recorded as an increase to interest expense. Payments received from counterparties under the above interest rate protection agreements were $167,000 in 1996 and $385,000 in 1995, and were recorded as a reduction of interest expense.

     The aggregate maturities of the mortgage and notes payable at December 31, 1997, are as follows (in thousands):



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


     In anticipation of a 1998 debt offering, on September 17, 1997, the Operating Partnership entered into a hedge agreement with a notional amount of $114 million. The hedge agreement has a termination date of April 10, 1998, and carries a fixed rate of 6.3%, which is a combination of the treasury rate plus the swap spread and the forward premium. The estimated fair value of the hedge agreement at December 31, 1997, was ($4.8 million).



3. EMPLOYEE BENEFIT PLANS


Management Compensation Program


     The Operating Partnership has established an incentive compensation plan for employees of the Operating Partnership. The plan provides for payment of a cash bonus to participating employees if certain Operating Partnership performance objectives are achieved. The amount of the bonus to participating employees is based on a formula determined for each employee by the Compensation Committee of the Company, but may not exceed 100% of base salary. All bonuses may be subject to adjustment to reflect individual performance as measured by specific qualitative criteria to be approved by the Compensation Committee. Bonuses are accrued in the year earned and are included in accrued expenses in the Consolidated Balance Sheets.


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

3. EMPLOYEE BENEFIT PLANS -- Continued


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


4. RENTAL INCOME


     The Operating Partnership's real estate assets are leased to tenants under operating leases, substantially all of which expire over the next 10 years. The minimum rental amounts under the leases are generally either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases also require that the tenants reimburse the Operating Partnership for increases in certain costs above the base year costs.


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
                                ----------
                                $1,325,382
                                ==========

5. RELATED-PARTY TRANSACTIONS


     The Operating Partnership makes advances to Highwoods Services, Inc. for working capital purposes. These advances bear interest at a rate of 7% per annum due on demand and totaled $7,022,000 at December 31, 1997, and $2,406,000 at December 31, 1996. The Operating Partnership recorded interest income from these advances of $142,189, $91,000 and $43,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


     On October 1, 1997, the Operating Partnership transferred title to the Ivy Distribution Center in Winston-Salem, North Carolina, to a limited liability company controlled by an executive officer of the

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

5. RELATED-PARTY TRANSACTIONS -- Continued

Company for $2,050,000. The Operating Partnership accepted a Note Receivable of $2,050,000 as consideration for this transaction, which approximated the carrying value of the property. The note bears interest at 8% per annum and is payable in full on September 1, 1998. The Operating Partnership recorded interest income of $41,000 for the year ended December 31, 1997.

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


6. PARTNER'S CAPITAL


Distributions


     Distributions paid on Common Units (including Redeemable Class A and Class B Common Units) were $1.98, $1.86 and $1.75 per Common Unit for the years ended December 31, 1997, 1996 and 1995 respectively.


     On January 26, 1998, the Board of Directors declared a Common Unit distribution of $.51 per Common Unit payable on February 18, 1998, to Common Unitholders of record on February 5, 1998. Such distributions are prorated with respect to Common Units that have not been outstanding for the full prior quarter.



Preferred Units

     On February 7, 1997, the Operating Partnership issued 125,000 Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units") to the Company. The Series A Preferred Units are non-voting and have a liquidation preference of $1,000 per Unit for an aggregate liquidation preference of $125.0 million plus accrued and unpaid distributions. The net proceeds (after underwriting commission and other offering costs) of the Series A Preferred Units issued were $121.8 million. The Company is entitled to receive cumulative preferential cash distributions at a rate of 8 5/8% of the liquidation preference per annum (equivalent to $86.2 per Unit). On or after February 12, 2027, the Series A Preferred Units will be redeemed for cash upon the redemption of the corresponding Series A Preferred Stock issued by the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other Units, which may include other preferred Units.


     On September 22, 1997, the Operating Partnership issued 6,900,000 Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units") to the Company. The Series B Preferred Units are non-voting and have a liquidation preference of $25 per share for an aggregate liquidation preference of $172.5 million plus accrued and unpaid distributions. The net proceeds (after underwriting commission and other offering costs) of the Series B Preferred Units issued were $166.3 million. The Company is entitled to receive cumulative preferential cash distributions at a rate of 8% of the liquidation preference per annum (equivalent to $2.00 per Unit). On or after September 25, 2002, the Series B Preferred Units may be redeemed for cash upon the redemption of the corresponding Series B Preferred Stock issued by the Company. The redemption price (other than the portion thereof consisting of accrued

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

6. PARTNER'S CAPITAL -- Continued

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


     FASB Statement No. 128 replaced the calculation of primary and fully diluted earnings per Common Unit with basic and diluted earnings per share. Unlike primary earnings per common unit, basic earnings per Common Unit excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per Common Unit is very similar to the previously reported fully diluted earnings per Common Unit. It is computed using the weighted average number of Common Units and the dilutive effect of options, warrants and convertible securities outstanding, using the "treasury stock" method. Earnings per Common Unit data are required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements. All earnings per Common Unit amounts for all periods presented have, where appropriate, been restated to conform to the FASB Statement 128 requirements.


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
                                                             ===========        ===========      ===========


     For additional disclosures regarding the outstanding preferred Units, the employee stock options and the warrants, see Notes 6 and 8.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

7. EARNINGS PER COMMON UNIT -- Continued

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


8. STOCK OPTIONS AND WARRANTS


     As of December 31, 1997, 2,364,027 shares of the Company's authorized Common Stock were reserved for issuance upon the exercise of options under the Amended and Restated 1994 Stock Option Plan. Options generally vest over a four- or five-year period beginning with the date of grant. In 1997, the Company adopted a Unit Option Plan whereby no limit was placed on the number of authorized Common Units reserved for future issuances. Common Unit options are similar to non-qualified stock options except that the holder is entitled to purchase Common Units in the Operating Partnership. Each Common Unit received upon the exercise of a Common Unit option may be redeemed by the holder thereof for the cash value of one share of Common Stock. The Company intends to allow holders of the Common Unit options to convert them to non-qualified stock options upon approval by the stockholders of the Company.


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

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, only options granted subsequent to that date were valued using this Black-Scholes model. The fair value of

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

8. STOCK OPTIONS AND WARRANTS -- Continued


these options granted in 1997 was estimated at the date of grant using the following weighted-average assumptions: risk-free interest rates ranging between 5.75% and 6.72%, dividend yield of 6.5% and a weighted average expected life of the options of five years. The fair values of the 1996 and 1995 options were estimated at the date of grant using the following weighted average assumptions: risk-free interest rate of 6.47%, expected volatility of .182, dividend yield of 7.07% and a weighted-average expected life of the options of five years. Had the compensation cost for the Operating Partnership's option plans been determined based on the fair value at the date of grant for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS 123, the Operating Partnership's net income and net income per share would have decreased to the pro forma amounts indicated below:




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
                                               ===========      ========


----------
(1) Includes 1,134,310 Common Unit Options granted pursuant to the Operating Partnership's 1997 Unit Option Plan.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

8. STOCK OPTIONS AND WARRANTS -- Continued




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



     Exercise prices for options outstanding as of December 31, 1997, ranged from $20.75 to $35.50. The weighted average remaining contractual life of those options is 9.0 years. Using the Black-Scholes options valuation model, the weighted average fair value of options granted during 1997, 1996 and 1995 was $3.23, $3.10 and $1.90, respectively.



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
                          =========


     The warrants granted in February 1995, April 1996 and December 1997 expire 10 years from the date of issuance and are exercisable as of December 31, 1996. The warrants granted in October 1997 do not have an expiration date. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units; therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership.



9. COMMITMENTS AND CONTINGENCIES


     Lease


     Certain properties in the portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index or on a predetermined schedule.


     For three properties, the Operating Partnership has the option to purchase the leased land during the lease term at the greater of 85% of appraised value or $35,000 per acre.

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

9. COMMITMENTS AND CONTINGENCIES -- Continued

     The obligation for future minimum lease payments is as follows (in thousands):


        1998 ...............   $ 1,130
        1999 ...............     1,155
        2000 ...............     1,166
        2001 ...............     1,182
        2002 ...............     1,169
        Thereafter .........    60,151
                               -------
                               $65,953
                               =======

     Forward Share Purchase Agreement


     On August 28, 1997, the Company entered into two transactions with affiliates of Union Bank of Switzerland (the "August 1997 Offering"). In one transaction, the Company sold 1,800,000 shares of Common stock to UBS Limited for net proceeds of approximately $57 million. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Contract") with Union Bank of Switzerland, London Branch ("UBS/LB"). The net proceeds from the August 1997 Offering were contributed to the Operating Partnership in exchange for Common Units. The Forward Contract generally provides that if the price of a share of Common Stock is above $32.14 (the "Forward Price") on August 28, 1998, UBS/LB will return the difference (in shares of Common Stock) to the Company. Similarly, if the price of a share of Common Stock on August 28, 1998 is less than the Forward Price, the Company will pay the difference to UBS/LB in cash or shares of Common Stock, at the Company's option.



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

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

9. COMMITMENTS AND CONTINGENCIES -- Continued


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

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


11. SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED)


     The following unaudited pro forma information has been prepared assuming the following transactions all occurred as of January 1, 1996: (1) the 1996 acquisition of 91 properties at an initial cost of $704 million, (2) the 1997 acquisition of 176 properties at an initial cost of $1.1 billion, (3) the Summer 1996 and December 1996 Common Stock offerings by the Company, the proceeds of which were contributed to the Operating Partnership in exchange for Common Units, (4) the November 1996 issuance of $210 million of unsecured notes, (5) the 1997 Series A and Series B Preferred Stock Offerings, (6) the June 1997 X-POS Offering and (7) the August and October 1997 Stock Offerings.


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




                                          Pro Forma Year Ended     Pro Forma Year Ended
                                            December 31, 1997       December 31, 1996
                                         ----------------------   ---------------------
                                            (in thousands, except per share amounts)
        Revenues .....................         $ 350,595                $ 307,542
        Net income before
          extraordinary item .........         $  89,897                $  58,139
        Net income ...................         $  82,952                $  55,707
        Net income per Class A
          Unit -- basic ..............         $    1.45                $    0.98
        Net income per Class A
          Unit -- diluted ............         $    1.44                $    0.97


     The pro forma information is not necessarily indicative of what the Operating Partnership's results of operations would have been if the transactions had occurred at the beginning of each period presented. Additionally, the pro forma information does not purport to be indicative of the Operating Partnership's results of operations for future periods.


12. SUBSEQUENT EVENTS


     Recent Acquisitions


     In closings on December 23, 1997, and January 8, 1998, the Operating Partnership completed a business combination with Riparius Development Corporation in Baltimore, Maryland, involving the acquisition of a portfolio of five office properties encompassing 369,000 square feet, two office development projects encompassing 235,000 square feet, 11 acres of development land and 101 additional acres of development land to be acquired over the next three years (the "Riparius Transaction"). The cost of the Riparius Transaction consisted of a cash payment of $43.6 million. In addition, the Operating Partnership has assumed the two office development projects with an anticipated cost of $26.2 million expected to be paid in 1998 and will pay out $23.9 million over the next three years for the 101 additional acres of development land.


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

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

12. SUBSEQUENT EVENTS -- Continued


     Pending Acquisitions


     On December 22, 1997, the Operating Partnership entered into a merger agreement (the "Merger Agreement") with J.C. Nichols Company, a publicly traded Kansas City, Missouri real estate operating company ("J.C. Nichols"), pursuant to which the Operating Partnership would acquire J.C. Nichols with the view that the Operating Partnership would combine its property operations with J.C. Nichols (the "J.C. Nichols Transaction").


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


     Consummation of the J.C. Nichols Transaction is subject, among other things, to the approval of 66 2/3% of the shareholders of J.C. Nichols. Under the terms of the Merger Agreement, the Operating Partnership would acquire all of the outstanding common stock, $.01 par value, of J.C. Nichols ("J.C. Nichols Common Stock"). Under the Merger Agreement, J.C. Nichols shareholders may elect to receive either 1.84 shares of Common Stock or $65 in cash for each share of J.C. Nichols Common Stock. However, the cash payment to J.C. Nichols shareholders cannot exceed 40% of the total consideration, and the Operating Partnership may limit the amount of Common Stock issued to 75% of the total consideration. The exchange ratio is fixed and reflects the average closing price of the Common Stock over the 20 trading days preceding the effective date of the Merger Agreement. The cost of the J.C. Nichols Transaction under the Merger Agreement is approximately $570 million, including assumed debt of approximately $250 million, net of cash of approximately $65 million. The Merger Agreement provides for payment by J.C. Nichols to the Company of a termination fee and expenses of up to $17.2 million if J.C. Nichols enters into an acquisition proposal other than the Merger Agreement and certain other conditions are met. The failure of J.C. Nichols shareholders to approve the J.C. Nichols Transaction, however, will not trigger the payment of a termination fee, except for a fee of $2.5 million, if, among other things, J.C. Nichols enters into another acquisition proposal before December 22, 1998.


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

     The Operating Partnership has entered into an agreement with The Easton-Babcock Companies, a real estate operating company in Miami, Florida ("Easton-Babcock"), pursuant to which the Operating Partnership will combine its property operations with Easton-Babcock and acquire a portfolio of 11 industrial properties encompassing 1.8 million rentable square feet, three office properties encompassing 197,000 rentable square feet and 110 acres of land for development, of which 88 acres will be acquired over a three-year period (the "Easton-Babcock Transaction"). As of December 31, 1997, the industrial properties to be acquired in the Easton-Babcock Transaction were 88% leased and the office

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

12. SUBSEQUENT EVENTS -- Continued

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


     On February 2, 1998, the Operating Partnership sold $125 million of 6.835% MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013, and $100 million of 7 1/8% notes due February 1, 2008.


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


13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):


     Selected quarterly financial data for the years ended December 31, 1997, and 1996 are as follows (in thousands except per share amounts):


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
                                  ========           ========          ========           ========       ========

                     HIGHWOODS/FORSYTH LIMITED PARTNERSHIP

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED): -- Continued




                                                       For the year ended December 31, 1997*
                               -------------------------------------------------------------------------------------
                                First Quarter     Second Quarter     Third Quarter     Fourth Quarter       Total
                               ---------------   ----------------   ---------------   ----------------   -----------
Revenues ...................      $ 57,776           $ 60,873          $ 63,302           $ 91,214       $273,165
                                  ========           ========          ========           ========       ========
Income before extraordinary
  item .....................        17,670             17,535            18,399             31,476        91,552
Extraordinary item .........        (3,973)                --            (1,561)            (1,358)       (6,945)
                                  --------           --------          --------           --------       --------
Net (loss) income ..........      $ 13,697           $ 17,535          $ 16,838           $ 30,118       $84,607
                                  ========           ========          ========           ========       ========
Per Common Unit:
  Income before
   extraordinary
   item -- Basic ...........      $    .42           $    .42          $    .43           $    .55       $  1.69
                                  ========           ========          ========           ========       ========
  Income before
   extraordinary
   item -- Diluted .........      $    .42           $    .41          $    .42           $    .55       $  1.68
                                  ========           ========          ========           ========       ========


----------

* The total of the four quarterly amounts for net income per Common Unit does not equal the total for the year due to the use of a weighted average to compute the average number of Units outstanding.

                  HIGHWOODS/FORSYTH LIMITED PARTNERSHIP, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION


                               December 31, 1997
                                 (In thousands)


                                                                        Cost Capitalized
                                                                           Subsequent                 Gross Amount at
                                             Initial Cost                to Acquisition       Which Carried at Close of Period
                                             ------------                --------------       --------------------------------
                                                         Building &            Building &              Building &
           Description            Encumbrance    Land   Improvements   Land   Improvements    Land    Improvements   Total (16)
-------------------------------- ------------- ------- -------------- ------ -------------- -------- -------------- ------------
 Ridgefield 200                      1,685        636       3,607       --         176          636        3,783         4,419
 Ridgefield 300                      1,837        910       5,157     --            21          910        5,178         6,088
 1765 The Exchange                      --        767       6,325     --            66          767        6,391         7,158
 Two Point Royal                        --      1,793      14,951     --            --        1,793       14,951        16,744
 400 North Business Park                --        979       6,174     --            21          979        6,195         7,174
 50 Glenlake                            --      2,500      20,000     --            60        2,500       20,060        22,560
 6348 N.E. Expressway                1,437        277       1,646     --             7          277        1,653         1,930
 6438 N.E. Expressway                1,629        181       2,225     --            27          181        2,252         2,433
 Bluegrass Place 1                      --        491       2,036     --            --          491        2,036         2,527
 Bluegrass Place 2                      --        412       2,555     --            --          412        2,555         2,967
 1700 Century Circle                    --      1,115       3,148     --           240        1,115        3,388         4,503
 1800 Century Boulevard                 --      1,441      28,939     --            98        1,441       29,037        30,478
 1875 Century Boulevard                 --         --       8,790     --            27           --        8,817         8,817
 1900 Century Boulevard                 --         --       4,721     --           138           --        4,859         4,859
 2200 Century Parkway                   --         --      14,318     --           231           --       14,549        14,549
 2600 Century Parkway                   --         --      10,357     --            11           --       10,368        10,368
 2635 Century Parkway                   --         --      21,230     --            80           --       21,310        21,310
 2800 Century Parkway                   --         --      20,149     --             6           --       20,155        20,155
 Chattahoochee Avenue                   --        248       1,840     --           175          248        2,015         2,263
 Chastain Place I                       --        472       3,011     --           416          472        3,427         3,899
 Corporate Lakes Distribution           --      1,275       7,242     --           274        1,275        7,516         8,791
  Center
 Cosmopolitan North                     --      2,855       4,155     --           105        2,855        4,260         7,115
 1035 Fred Drive                        --        270       1,246     --             1          270        1,247         1,517
 1077 Fred Drive                        --        384       1,195     --            15          384        1,210         1,594
 5125 Fulton Industrial Blvd            --        578       3,147     --            31          578        3,178         3,756
 Fulton Corporate Center                --        542       2,048     --            26          542        2,074         2,616
 Gwinnett Distribution Center           --      1,128       5,943     --           226        1,128        6,169         7,297
 Kennestone Corporate Center            --        518       4,874     --            --          518        4,874         5,392
 Lavista Business Park                  --        821       5,244     --           211          821        5,455         6,276
 Norcross, I, II                        --        326       1,989     --            --          326        1,989         2,315
 Oakbrook I                          2,013        873       4,948     --            53          873        5,001         5,874
 Oakbrook II                         3,463      1,579       8,950     --           563        1,579        9,513        11,092
 Oakbrook III                        3,931      1,480       8,388     --           115        1,480        8,503         9,983
 Oakbrook IV                         2,381        953       5,400     --            25          953        5,425         6,378
 Oakbrook V                          5,664      2,206      12,501     --           149        2,206       12,650        14,856
 Oakbrook Summitt                    4,600        950       6,596     --            29          950        6,625         7,575
 Oxford Lake Business Center            --        855       7,085     --             6          855        7,091         7,946
 Southside Distribution Center          --        810       4,527     --            23          810        4,550         5,360
 Steel Drive                            --        171       1,219     --            --          171        1,219         1,390
 9690 Deereco Road                      --      1,188      16,460     --            --        1,188       16,460        17,648
 Atrium Building                        --      1,390       9,964     --            --        1,390        9,964        11,354
 Business Center at Owings              --        827       1,597     --            --          827        1,597         2,424
  Mills-7
 Business Center at Owings              --        786       2,263     --            --          786        2,263         3,049
  Mills-8
 Business Center at Owings              --        960       6,187     --            --          960        6,187         7,147
  Mills-9
 Grandview I                         5,154      1,895      10,739     --            56        1,895       10,795        12,690
 Highwoods Square                       --      2,586      14,657     --           315        2,586       14,972        17,558
 Highwoods Plaza                        --      1,772      10,042     --           128        1,772       10,170        11,942
 One Boca Place                         --      5,736      32,505     --           336        5,736       32,841        38,577
 4101 Stuart                            --         70         510     --           234           70          744           814
  Andrew Blvd.
 4105 Stuart                            --         26         189     --            13           26          202           228
  Andrew Blvd.
 4109 Stuart                            --         87         636     --             9           87          645           732
  Andrew Blvd.
 4201 Stuart                            --        110         809     --            28          110          837           947
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
  Andrew Blvd.

                                                                           Cost Capitalized
                                                                              Subsequent
                                               Initial Cost                 to Acquisition
                                               ------------                 --------------
                                                            Building &            Building &
           Description            Encumbrance      Land   Improvements    Land  Improvements
--------------------------------- ------------- --------- -------------- ------ --------------
 4205 Stuart                            --          134          979        --          16
  Andrew Blvd.
 4209 Stuart                            --           91          665        --          18
  Andrew Blvd.
 4215 Stuart                            --          133          978        --          26
  Andrew Blvd.
 4301 Stuart                            --          232        1,702        --          33
  Andrew Blvd.
 4321 Stuart                            --           73          534        --           5
  Andrew Blvd.
 First Citizens                         --          647        5,528        --         153
 English Oak                          1,968         750        4,248        --          34
 Laurel Oak                          1,448          471        2,671        --         248
 Live Oak                                         1,403        5,611        --         563
 Scarlet Oak                         2,177        1,073        6,078        --          40
 Twin Oaks                           3,406        1,243        7,044        --          65
 Willow Oak                          1,234          442        2,505        --         206
 Water Oak                           5,097        1,623        9,196        --         482
 Pinebrook                              --          846        4,739        --          41
 Parkway Plaza                          --        1,110        4,741        --         155
  Building 1
 Parkway Plaza                          --        1,694        6,777        --       1,009
  Building 2
 Parkway Plaza                          --        1,570        6,282        --         376
  Building 3
 Parkway Plaza                          --           --        2,438        --         510
  Building 6
 Parkway Plaza                          --           --        4,648        --          73
  Building 7
 Parkway Plaza                          --           --        4,698        --          30
  Building 8
 Parkway Plaza                          --           --        6,008        --          13
  Building 9
 Steele Creek Park Building A             (4)       499        1,998        --         146
 Steele Creek Park Building B             (4)       110          441        --           8
 Steele Creek Park Building E             (4)       188          751        --         292
 Steele Creek Park Building G-1           (4)       196          783        --          25
 Steele Creek Park Building H             (4)       169          677        --         153
 Steele Creek Park Building K             (4)       148          592        --           5
 Center Point I                      3,549        1,313        7,441        --          30
 Center Point II                        --        1,183        6,702         1       1,328
 Center Point V                         --          265        1,279        --         107
 Fontaine I                          3,520        1,219        6,907        --         191
 Fontaine II                         1,807          941        5,335        --         686
 Fontaine III                           --          853        4,833        --          78
 Fontaine V                          1,192          395        2,237        --          --
 6348 Burnt Poplar                      --          721        2,883        --           7
 6350 Burnt Poplar                      --          339        1,365        --           5
 Deep River I                        2,305        1,033        5,855        --         162
 Copier Consultants                       (3)       252        1,008        --          12
 East - Building 01                       (3)       377        1,510        --          46
 East - Building 02                       (3)       461        1,842        --          22
 East - Building 03                       (3)       321        1,283        --          61
 East-Building 06                       --          103          526        --         159
 Hewlett Packard                        --          149          727        --         193
 Inacom                                 --          106          478        --         293
 East - Building A                        (3)       541        2,913        --         279
 East - Building B                        (3)       779        3,200        --         255
 East - Building C                        (3)     2,384        9,535        --         298
 East - Building D                      --          271        3,213        --         654
 Service Center 1                         (3)       275        1,099        --          81
 Service Center 2                         (3)       222          889        --          20
 Service Center 3                         (3)       304        1,214        --          62
 Service Center 4                         (3)       224          898        --          12
 Service Court                            (3)       194          774        --          36
 Warehouse 1                              (3)       384        1,535        --          39
 Warehouse 2                              (3)       372        1,488        --          28



                                             Gross Amount at
                                    Which Carried at Close of Period
                                                                                                         Life on
                                                                                                          Which
                                              Building &                  Accumulated      Date of     Depreciation
           Description               Land   Improvements    Total (16)  Depreciation   Construction    is Computed
--------------------------------- --------- -------------- ------------ -------------- -------------- -------------
 4205 Stuart                          134           995         1,129          65          1982         5-40 yrs.
  Andrew Blvd.
 4209 Stuart                           91           683           774          47          1982         5-40 yrs.
  Andrew Blvd.
 4215 Stuart                          133         1,004         1,137          70          1982         5-40 yrs.
  Andrew Blvd.
 4301 Stuart                          232         1,735         1,967         115          1982         5-40 yrs.
  Andrew Blvd.
 4321 Stuart                           73           539           612          34          1982         5-40 yrs.
  Andrew Blvd.
 First Citizens                       647         5,681         6,328         523          1989         5-40 yrs.
 English Oak                          750         4,282         5,032         147          1984         5-40 yrs.
 Laurel Oak                           471         2,919         3,390         128          1984         5-40 yrs.
 Live Oak                           1,403         6,174         7,577         217          1989         5-40 yrs.
 Scarlet Oak                        1,073         6,118         7,191         216          1982         5-40 yrs.
 Twin Oaks                          1,243         7,109         8,352         236          1985         5-40 yrs.
 Willow Oak                           442         2,711         3,153          95          1982         5-40 yrs.
 Water Oak                          1,623         9,678        11,301         370          1985         5-40 yrs.
 Pinebrook                            846         4,780         5,626          43          1986         5-40 yrs.
 Parkway Plaza                      1,110         4,896         6,006         264          1982         5-40 yrs.
  Building 1
 Parkway Plaza                      1,694         7,786         9,480         471          1983         5-40 yrs.
  Building 2
 Parkway Plaza                      1,570         6,658         8,228         404          1984         5-40 yrs.
  Building 3
 Parkway Plaza                         --         2,948         2,948         108          1996         5-40 yrs.
  Building 6
 Parkway Plaza                         --         4,721         4,721         241          1985         5-40 yrs.
  Building 7
 Parkway Plaza                         --         4,728         4,728         240          1986         5-40 yrs.
  Building 8
 Parkway Plaza                         --         6,021         6,021         308          1984         5-40 yrs.
  Building 9
 Steele Creek Park Building A         499         2,144         2,643         187          1989         5-40 yrs.
 Steele Creek Park Building B         110           449           559          33          1985         5-40 yrs.
 Steele Creek Park Building E         188         1,043         1,231          93          1985         5-40 yrs.
 Steele Creek Park Building G-1       196           808         1,004          67          1989         5-40 yrs.
 Steele Creek Park Building H         169           830           999         108          1987         5-40 yrs.
 Steele Creek Park Building K         148           597           745          43          1985         5-40 yrs.
 Center Point I                     1,313         7,471         8,784         246          1988         5-40 yrs.
 Center Point II                    1,184         8,030         9,214         257          1996         5-40 yrs.
 Center Point V                       265         1,386         1,651          31          1997         5-40 yrs.
 Fontaine I                         1,219         7,098         8,317         229          1985         5-40 yrs.
 Fontaine II                          941         6,021         6,962         320          1987         5-40 yrs.
 Fontaine III                         853         4,911         5,764         172          1988         5-40 yrs.
 Fontaine V                           395         2,237         2,632          74          1990         5-40 yrs.
 6348 Burnt Poplar                    721         2,890         3,611         208          1990         5-40 yrs.
 6350 Burnt Poplar                    339         1,370         1,709          99          1992         5-40 yrs.
 Deep River I                       1,033         6,017         7,050         226          1989         5-40 yrs.
 Copier Consultants                   252         1,020         1,272          73          1990         5-40 yrs.
 East - Building 01                   377         1,556         1,933         131          1990         5-40 yrs.
 East - Building 02                   461         1,864         2,325         134          1986         5-40 yrs.
 East - Building 03                   321         1,344         1,665         103          1986         5-40 yrs.
 East-Building 06                     103           685           788          28          1997         5-40 yrs.
 Hewlett Packard                      149           920         1,069          88          1996         5-40 yrs.
 Inacom                               106           771           877          61          1996         5-40 yrs.
 East - Building A                    541         3,192         3,733         272          1986         5-40 yrs.
 East - Building B                    779         3,455         4,234         290          1988         5-40 yrs.
 East - Building C                  2,384         9,833        12,217         729          1990         5-40 yrs.
 East - Building D                    271         3,867         4,138         107          1997         5-40 yrs.
 Service Center 1                     275         1,180         1,455          96          1985         5-40 yrs.
 Service Center 2                     222           909         1,131          64          1985         5-40 yrs.
 Service Center 3                     304         1,276         1,580         107          1985         5-40 yrs.
 Service Center 4                     224           910         1,134          65          1985         5-40 yrs.
 Service Court                        194           810         1,004          63          1990         5-40 yrs.
 Warehouse 1                          384         1,574         1,958         121          1985         5-40 yrs.
 Warehouse 2                          372         1,516         1,888         113          1985         5-40 yrs.

                                                                    Cost Capitalized
                                                                       Subsequent
                                      Initial Cost                   to Acquisition
                                      ------------                   --------------
                                                   Building &               Building &
       Description        Encumbrance     Land   Improvements      Land   Improvements
------------------------- ------------- -------- -------------- --------- --------------
 Warehouse 3                     (3)       370        1,480        --            26
 Warehouse 4                     (3)       657        2,628        --            28
 Highland Industries             (3)       175          699        --             7
 206 South Westgate Dr.        --           91          664        --            64
 207 South Westgate Dr.        --          138        1,012        --             8
 300 South Westgate Dr.        --           68          496        --             3
 305 South Westgate Dr.        --           30          220        --            17
 307 South Westgate Dr.        --           66          485        --             6
 309 South Westgate Dr.        --           68          496        --            13
 311 South Westgate Dr.        --           75          551        --            26
 315 South Westgate Dr.        --           54          396        --             7
 317 South Westgate Dr.        --           81          597        --             7
 319 South Westgate Dr.        --           54          396        --             3
 4600 Dundas Circle            --           62          456        --            26
 4602 Dundas Circle            --           68          498        --            18
 7906 Industrial               --           62          455        --             5
  Village Rd.
 7908 Industrial               --           62          455        --            11
  Village Rd.
 7910 Industrial               --           62          455        --            14
  Village Rd.
 Airpark North - DC1             (3)       723        2,891        --            57
 Airpark North - DC2             (3)     1,094        4,375        --            83
 Airpark North - DC3             (3)       378        1,511        --           240
 Airpark North - DC4             (3)       377        1,508        --            75
 2606 Phoenix Dr. - 100        --           63          466        --            --
 2606 Phoenix Dr. - 200        --           63          466        --             3
 2606 Phoenix Dr. - 300        --           31          229        --            37
 2606 Phoenix Dr. - 400        --           52          382        --             8
 2606 Phoenix Dr. - 500        --           64          471        --             9
 2606 Phoenix Dr. - 600        --           78          575        --            10
 2616 Phoenix Dr.              --          135          990        --            44
 5 Dundas Circle               --           72          531        --            10
 7 Dundas Circle               --           75          552        --            11
 8 Dundas Circle               --           84          617        --            18
 9 Dundas Circle               --           51          373        --             3
 302 Pomona Dr.                --           84          617        --            42
 304 Pomona Dr.                --           22          163        --            --
 306 Pomona Dr.                --           50          368        --             8
 308 Pomona Dr.                --           72          531        --             2
 500 Radar Rd.                 --          202        1,484        --            82
 502 Radar Rd.                 --           39          285        --            43
 504 Radar Rd.                 --           39          285        --             3
 506 Radar Rd.                 --           39          285        --             5
 Regency One                   --          515        2,352        --           571
 Regency Two                   --          435        1,864        --           503
 Sears Cenfact                 --          861        3,446        --            21
 4000 Spring Garden St.        --          127          933        --            34
 4002 Spring Garden St.        --           39          290        --             2
 4004 Spring Garden St.        --          139        1,019        --            57
 R.F. Micro Devices            --          512        7,674        --            --
 West Airpark I                  (4)       954        3,817        --           365
 West Airpark II                 (4)       887        3,536          (3)        138
 West Airpark IV                 (4)       226          903        --           120
 West Airpark V                  (4)       242          966        --            29
 West Airpark VI                 (4)       326        1,308        --            89
 7327 W. Friendly Ave.         --           60          441        --             6
 7339 W. Friendly Ave.         --           63          465        --            14
 7341 W. Friendly Ave.         --          113          831        --            64
 7343 W. Friendly Ave.         --           72          531        --             7
 7345 W. Friendly Ave.         --           66          485        --            11
 7347 W. Friendly Ave.         --           97          709        --            57
 7349 W. Friendly Ave.         --           53          388        --            13
 7351 W. Friendly Ave.         --          106          778        --            28
 7353 W. Friendly Ave.         --          123          901        --            12
 7355 W. Friendly Ave.         --           72          525        --             7



                                    Gross Amount at
                            Which Carried at Close of Period
                                                                                                Life on
                                                                                                 Which
                                     Building &                  Accumulated      Date of     Depreciation
       Description          Land   Improvements    Total (16)  Depreciation   Construction    is Computed
------------------------- -------- -------------- ------------ -------------- -------------- -------------
 Warehouse 3                 370         1,506         1,876         109          1986         5-40 yrs.
 Warehouse 4                 657         2,656         3,313         191          1988         5-40 yrs.
 Highland Industries         175           706           881          51          1990         5-40 yrs.
 206 South Westgate Dr.       91           728           819          41          1986         5-40 yrs.
 207 South Westgate Dr.      138         1,020         1,158          63          1986         5-40 yrs.
 300 South Westgate Dr.       68           499           567          31          1986         5-40 yrs.
 305 South Westgate Dr.       30           237           267          14          1985         5-40 yrs.
 307 South Westgate Dr.       66           491           557          32          1985         5-40 yrs.
 309 South Westgate Dr.       68           509           577          31          1985         5-40 yrs.
 311 South Westgate Dr.       75           577           652          41          1985         5-40 yrs.
 315 South Westgate Dr.       54           403           457          25          1985         5-40 yrs.
 317 South Westgate Dr.       81           604           685          39          1985         5-40 yrs.
 319 South Westgate Dr.       54           399           453          25          1985         5-40 yrs.
 4600 Dundas Circle           62           482           544          30          1985         5-40 yrs.
 4602 Dundas Circle           68           516           584          34          1985         5-40 yrs.
 7906 Industrial              62           460           522          28          1985         5-40 yrs.
  Village Rd.
 7908 Industrial              62           466           528          30          1985         5-40 yrs.
  Village Rd.
 7910 Industrial              62           469           531          31          1985         5-40 yrs.
  Village Rd.
 Airpark North - DC1         723         2,948         3,671         212          1986         5-40 yrs.
 Airpark North - DC2       1,094         4,458         5,552         324          1987         5-40 yrs.
 Airpark North - DC3         378         1,751         2,129         147          1988         5-40 yrs.
 Airpark North - DC4         377         1,583         1,960         114          1988         5-40 yrs.
 2606 Phoenix Dr. - 100       63           466           529          29          1989         5-40 yrs.
 2606 Phoenix Dr. - 200       63           469           532          30          1989         5-40 yrs.
 2606 Phoenix Dr. - 300       31           266           297          16          1989         5-40 yrs.
 2606 Phoenix Dr. - 400       52           390           442          27          1989         5-40 yrs.
 2606 Phoenix Dr. - 500       64           480           544          33          1989         5-40 yrs.
 2606 Phoenix Dr. - 600       78           585           663          37          1989         5-40 yrs.
 2616 Phoenix Dr.            135         1,034         1,169          63          1985         5-40 yrs.
 5 Dundas Circle              72           541           613          38          1987         5-40 yrs.
 7 Dundas Circle              75           563           638          36          1986         5-40 yrs.
 8 Dundas Circle              84           635           719          43          1986         5-40 yrs.
 9 Dundas Circle              51           376           427          25          1986         5-40 yrs.
 302 Pomona Dr.               84           659           743          40          1987         5-40 yrs.
 304 Pomona Dr.               22           163           185          10          1987         5-40 yrs.
 306 Pomona Dr.               50           376           426          27          1987         5-40 yrs.
 308 Pomona Dr.               72           533           605          33          1987         5-40 yrs.
 500 Radar Rd.               202         1,566         1,768         102          1981         5-40 yrs.
 502 Radar Rd.                39           328           367          22          1986         5-40 yrs.
 504 Radar Rd.                39           288           327          18          1986         5-40 yrs.
 506 Radar Rd.                39           290           329          18          1986         5-40 yrs.
 Regency One                 515         2,923         3,438         173          1996         5-40 yrs.
 Regency Two                 435         2,367         2,802         149          1996         5-40 yrs.
 Sears Cenfact               861         3,467         4,328         249          1989         5-40 yrs.
 4000 Spring Garden St.      127           967         1,094          66          1983         5-40 yrs.
 4002 Spring Garden St.       39           292           331          19          1983         5-40 yrs.
 4004 Spring Garden St.      139         1,076         1,215          72          1983         5-40 yrs.
 R.F. Micro Devices          512         7,674         8,186          40          1997         5-40 yrs.
 West Airpark I              954         4,182         5,136         433          1984         5-40 yrs.
 West Airpark II             884         3,674         4,558         290          1985         5-40 yrs.
 West Airpark IV             226         1,023         1,249          95          1985         5-40 yrs.
 West Airpark V              242           995         1,237          76          1985         5-40 yrs.
 West Airpark VI             326         1,397         1,723         137          1985         5-40 yrs.
 7327 W. Friendly Ave.        60           447           507          27          1987         5-40 yrs.
 7339 W. Friendly Ave.        63           479           542          31          1989         5-40 yrs.
 7341 W. Friendly Ave.       113           895         1,008          55          1988         5-40 yrs.
 7343 W. Friendly Ave.        72           538           610          33          1988         5-40 yrs.
 7345 W. Friendly Ave.        66           496           562          33          1988         5-40 yrs.
 7347 W. Friendly Ave.        97           766           863          57          1988         5-40 yrs.
 7349 W. Friendly Ave.        53           401           454          27          1988         5-40 yrs.
 7351 W. Friendly Ave.       106           806           912          53          1988         5-40 yrs.
 7353 W. Friendly Ave.       123           913         1,036          56          1988         5-40 yrs.
 7355 W. Friendly Ave.        72           532           604          33          1988         5-40 yrs.

                                                                         Cost Capitalized
                                                                            Subsequent
                                             Initial Cost                 to Acquisition
                                             ------------                 --------------
                                                          Building &            Building &
          Description           Encumbrance      Land   Improvements    Land  Improvements
------------------------------- ------------- --------- -------------- ------ --------------
 Nations Bank Plaza                    --         642        9,349        --        69
 Brookfield Plaza                   4,768       1,489        8,437        --       294
 Brookfield-Jacobs-Sirrine         12,049       3,022       17,125        --        --
 Brookfield-YMCA                      429          33          189        --         8
 Patewood I                            --         942        5,066        --        --
 Patewood II                           --         942        5,066        --        --
 Patewood III                       5,417         835        4,733        --       141
 Patewood IV                          (13)      1,210        6,856        --        --
 Patewood V                         4,779       1,677        9,503        --        --
 Patewood Business Center           2,576       1,312        7,436        --        25
 Belfort Park I                        --       1,322        4,285        --        --
 Belfort Park II                       --         831        5,066        --        --
 Belfort Parkway III                   --         647        4,063        --       387
 The Cigna Building                    --         381        1,592        --        --
 Harry James Building                  --         272        1,360        --        34
 Independent Square                    --       3,985       47,495        --        67
 Three Oaks Plaza                      --       1,630       14,036        --       107
 The Reflections                    6,750         958        9,877        --         8
 Southpoint Office Building            --         594        3,987        --          (1)
 Towermarc Plaza                       --       1,143        6,476        --         8
 100 West Bay Street Building          --         184        4,750        --        54
 Atrium I & II                         --       1,530        6,121        40       125
 Centrum Building                      --       1,013        5,523        --        27
 Medical Properties, Inc.              --         398        2,256        --         1
 Highwoods Office Center at            --       1,005        3,816        --       714
  Southwind
 International Place                   --       4,847       27,469        --      1,004
  Phase II
 Kirby Centre                          --         525        2,973        --        13
 Southwind Office                      --         996        5,643        --         4
  Center A
 Southwind Office                      --       1,356        7,684        --        22
  Center B
 Battlefield I                      2,717         774        4,387        --        --
 Greenbrier Business Center         2,768         936        5,305        --        47
 Riverside Plaza                       --       1,495        5,998       483        --
 3401 Westend                          --       4,956       19,845        --       788
 5310 Maryland Way                     --       1,555        6,239        --        12
 BNA                               11,649          --       19,610        --       299
 Century City Plaza I                  --         903        3,612        --       153
 Eastpark 1, 2, 3                   4,099       2,371        9,505        --       497
 Grassmere I                        2,856       1,251        7,091        --       373
 Grassmere II                       4,401       2,260       12,804        --       130
 Grassmere III                      5,053       1,340        7,592        --         5
 Highwoods Plaza I                     --       1,772        6,380        --      2,596
 Highwoods Plaza II                    --       1,448        6,948        --       417
 Harpeth II                            --       1,419        5,677         1       141
 Harpeth on the                        --       1,658        6,633         2       121
  Green III
 Harpeth on the                        --       1,709        6,835         5       355
  Green IV
 Lakeview                              --       1,768        6,291        --       124
 EMI/Sparrow                           --       1,262        5,047        --        39
 100 Winner's Circle                   --       1,495        7,148        --        --
 Campus Crusade                        --       1,505        9,875        --        --
 ACP-W                                 --       4,700       18,865        --        --
 Corporate Square                      --         900        1,717        --         6
 Executive Point Towers                --       2,200        7,230        --        30
 Lakeview Office Park                  --       5,400       13,998        --        60
 2699 Lee Road                         --       1,500        6,003        --          (2)
 Metrowest I                        3,530       1,344        7,618        --        96
 One Winter Park                    2,354       1,000        3,652        --         5
 The Palladium                         --       1,400        5,555        --        --
 201 Pine Street                       --       4,400       30,118        --          (1)
 Premiere Point North                  --         800        3,061        --        --
 Premiere Point South                  --         600        3,429        --        20
 Shoppes of Interlachen             2,105       1,100        2,716        --         4



                                           Gross Amount at
                                  Which Carried at Close of Period
                                                                                                       Life on
                                                                                                        Which
                                            Building &                  Accumulated      Date of     Depreciation
          Description              Land   Improvements    Total (16)  Depreciation   Construction    is Computed
------------------------------- --------- -------------- ------------ -------------- -------------- -------------
 Nations Bank Plaza                 642         9,418        10,060          52          1973         5-40 yrs.
 Brookfield Plaza                 1,489         8,731        10,220         298          1987         5-40 yrs.
 Brookfield-Jacobs-Sirrine        3,022        17,125        20,147         565          1990         5-40 yrs.
 Brookfield-YMCA                     33           197           230           8          1990         5-40 yrs.
 Patewood I                         942         5,066         6,008         112          1985         5-40 yrs.
 Patewood II                        942         5,066         6,008         112          1987         5-40 yrs.
 Patewood III                       835         4,874         5,709         195          1989         5-40 yrs.
 Patewood IV                      1,210         6,856         8,066         226          1989         5-40 yrs.
 Patewood V                       1,677         9,503        11,180         313          1990         5-40 yrs.
 Patewood Business Center         1,312         7,461         8,773         249          1983         5-40 yrs.
 Belfort Park I                   1,322         4,285         5,607          23          1988         5-40 yrs.
 Belfort Park II                    831         5,066         5,897          27          1988         5-40 yrs.
 Belfort Parkway III                647         4,450         5,097          21          1988         5-40 yrs.
 The Cigna Building                 381         1,592         1,973           8          1972         5-40 yrs.
 Harry James Building               272         1,394         1,666           7          1982         5-40 yrs.
 Independent Square               3,985        47,562        51,547         287          1975         5-40 yrs.
 Three Oaks Plaza                 1,630        14,143        15,773          74          1972         5-40 yrs.
 The Reflections                    958         9,885        10,843          52          1985         5-40 yrs.
 Southpoint Office Building         594         3,986         4,580          21          1980         5-40 yrs.
 Towermarc Plaza                  1,143         6,484         7,627         214          1991         5-40 yrs.
 100 West Bay Street Building       184         4,804         4,988          25          1964         5-40 yrs.
 Atrium I & II                    1,570         6,246         7,816         162          1984         5-40 yrs.
 Centrum Building                 1,013         5,550         6,563          41          1979         5-40 yrs.
 Medical Properties, Inc.           398         2,257         2,655          74          1988         5-40 yrs.
 Highwoods Office Center at       1,005         4,530         5,535           4          1997         5-40 yrs.
  Southwind
 International Place              4,847        28,473        33,320         931          1988         5-40 yrs.
  Phase II
 Kirby Centre                       525         2,986         3,511         100          1984         5-40 yrs.
 Southwind Office                   996         5,647         6,643         188          1991         5-40 yrs.
  Center A
 Southwind Office                 1,356         7,706         9,062         255          1990         5-40 yrs.
  Center B
 Battlefield I                      774         4,387         5,161         145          1987         5-40 yrs.
 Greenbrier Business Center         936         5,352         6,288         176          1984         5-40 yrs.
 Riverside Plaza                  1,978         5,998         7,976          32          1988         5-40 yrs.
 3401 Westend                     4,956        20,633        25,589         924          1982         5-40 yrs.
 5310 Maryland Way                1,555         6,251         7,806         268          1994         5-40 yrs.
 BNA                                 --        19,909        19,909         863          1985         5-40 yrs.
 Century City Plaza I               903         3,765         4,668         161          1987         5-40 yrs.
 Eastpark 1, 2, 3                 2,371        10,002        12,373         515          1978         5-40 yrs.
 Grassmere I                      1,251         7,464         8,715         260          1984         5-40 yrs.
 Grassmere II                     2,260        12,934        15,194         446          1985         5-40 yrs.
 Grassmere III                    1,340         7,597         8,937         251          1990         5-40 yrs.
 Highwoods Plaza I                1,772         8,976        10,748         406          1996         5-40 yrs.
 Highwoods Plaza II               1,448         7,365         8,813          40          1997         5-40 yrs.
 Harpeth II                       1,420         5,818         7,238         195          1984         5-40 yrs.
 Harpeth on the                   1,660         6,754         8,414         195          1987         5-40 yrs.
  Green III
 Harpeth on the                   1,714         7,190         8,904         197          1989         5-40 yrs.
  Green IV
 Lakeview                         1,768         6,415         8,183         271          1986         5-40 yrs.
 EMI/Sparrow                      1,262         5,086         6,348         163          1982         5-40 yrs.
 100 Winner's Circle              1,495         7,148         8,643           8          1987         5-40 yrs.
 Campus Crusade                   1,505         9,875        11,380          52          1990         5-40 yrs.
 ACP-W                            4,700        18,865        23,565          99        1966-1992      5-40 yrs.
 Corporate Square                   900         1,723         2,623           9          1971         5-40 yrs.
 Executive Point Towers           2,200         7,260         9,460          38          1978         5-40 yrs.
 Lakeview Office Park             5,400        14,058        19,458          74          1975         5-40 yrs.
 2699 Lee Road                    1,500         6,001         7,501          31          1974         5-40 yrs.
 Metrowest I                      1,344         7,714         9,058         260          1988         5-40 yrs.
 One Winter Park                  1,000         3,657         4,657          19          1982         5-40 yrs.
 The Palladium                    1,400         5,555         6,955          29          1988         5-40 yrs.
 201 Pine Street                  4,400        30,117        34,517         158          1980         5-40 yrs.
 Premiere Point North               800         3,061         3,861          16          1983         5-40 yrs.
 Premiere Point South               600         3,449         4,049          18          1983         5-40 yrs.
 Shoppes of Interlachen           1,100         2,720         3,820          14          1987         5-40 yrs.

                                                                      Cost Capitalized
                                                                         Subsequent                 Gross Amount at
                                          Initial Cost                 to Acquisition       Which Carried at Close of Period
                                          ------------                 --------------       --------------------------------
                                                       Building &            Building &              Building &
         Description          Encumbrance     Land   Improvements    Land  Improvements     Land   Improvements    Total (16)
----------------------------- ------------- -------- -------------- ------ -------------- -------- -------------- ------------
 Signature Plaza                    --        4,300      30,611        --        129        4,300       30,740        35,040
 Skyline Center                     --          700       2,773        --          4          700        2,777         3,477
 Southwest Corporate Center      3,717          991       5,613        --         --          991        5,613         6,604
 Blue Ridge II                      --          434          --        29      1,433          463        1,433         1,896
 2500 Blue Ridge                    --          722       4,552        --        871          722        5,423         6,145
 Qualex                             --          879       3,522        --          1          879        3,523         4,402
 Fairfield II                       --          910       3,647        --        367          910        4,014         4,924
 3600 Glenwood Avenue               --           --          --        --      10,994          --       10,994        10,994
 ONCC - 3645 Trust Drive         1,778          520       2,949        --         50          520        2,999         3,519
 4020 Roxboro                       --          675       2,708        --         49          675        2,757         3,432
 4101 Roxboro                       --        1,059       4,243        --        186        1,059        4,429         5,488
 Fairfield I                        --          805       3,227        --        105          805        3,332         4,137
 4201 Building                      --        1,204       7,715        --      2,388        1,204       10,103        11,307
 4301 Building                      --          900       7,425        --        607          900        8,032         8,932
 4401 Building                      --        1,249       8,929        --      4,806        1,249       13,735        14,984
 4501 Building                      --          785       4,448        --        675          785        5,123         5,908
 4800 North Park                    --        2,678      17,673        --        233        2,678       17,906        20,584
 4900 North Park                 1,486          770       1,989        --        230          770        2,219         2,989
 5000 North Park                    --        1,010       4,697        --        879        1,010        5,576         6,586
 5200 Green's Dairy Road           593          169         959        --         17          169          976         1,145
 5220 Green's Dairy Road         1,072          382       2,165        --         60          382        2,225         2,607
 5301 Departure Drive            2,466          882       5,000        --          6          882        5,006         5,888
 4000 Aerial Center                 --          541       2,163        --          5          541        2,168         2,709
 Amica                              --          289       1,544        --         52          289        1,596         1,885
 Arrowwood                          --          955       3,406        --        202          955        3,608         4,563
 Aspen                              --          560       2,104        --        244          560        2,348         2,908
 Birchwood                          --          201         911        --           (4)       201          907         1,108
 Cedar East                         --          563       2,498        --        238          563        2,736         3,299
 Cedar West                         --          563       2,487        --        380          563        2,867         3,430
 Colony Corporate Center            --          613       3,296        --        442          613        3,738         4,351
 Concourse                          --          986      12,069        --        465          986       12,534        13,520
 Cape Fear                          --          131          --        --      2,586          131        2,586         2,717
 Creekstone Crossing                --          728       3,891        --         50          728        3,941         4,669
 Cotton Building                    --          460       1,844        --        113          460        1,957         2,417
 Catawba                            --          125          --        --      1,897          125        1,897         2,022
 Cottonwood                         --          609       3,253        --          8          609        3,261         3,870
 Cypress                            --          567       1,747        --        104          567        1,851         2,418
 Dogwood                            --          766       2,790        --           (4)       766        2,786         3,552
 EPA Annex/                         --        2,601      10,920        --         91        2,601       11,011        13,612
  Administration
 Expressway One Warehouse           --          242          --         4      1,854          246        1,854         2,100
 Global Software                    --          465       5,358        --      2,127          465        7,485         7,950
 Hawthorn                           --          904       3,782        --         73          904        3,855         4,759
 Holiday Inn                        --          867       2,748        --        123          867        2,871         3,738
 Holly                              --          300       1,170        --         18          300        1,188         1,488
 Healthsource                       --        1,294      10,593        10      1,609        1,304       12,202        13,506
 Highwoods Tower                    --          203      16,948        --        478          203       17,426        17,629
 Ironwood                           --          319       1,276        --        215          319        1,491         1,810
 Kaiser                             --          133       3,625        --         28          133        3,653         3,786
 Laurel                             --          884       2,537        --         13          884        2,550         3,434
 Lake Plaza East                    --          856       4,893        --        644          856        5,537         6,393
 Leatherwood                        --          213         851        --        243          213        1,094         1,307
 MSA                                --          717       3,418        --      1,297          717        4,715         5,432
 North Park - Building One          --          405          --        --      3,273          405        3,273         3,678
 Phase I                          1,988         768       4,353        --         43          768        4,396         5,164
 W Building                      3,789        1,163       6,592        --        279        1,163        6,871         8,034
 Pamlico                            --          269          --        20      10,868         289       10,868        11,157
 Phoenix                            --          394       2,019        --         50          394        2,069         2,463
 Rexwoods Center                      (4)       775          --       103      3,686          878        3,686         4,564
 Rexwoods II                        --          355          --         7      1,823          362        1,823         2,185
 Rexwoods III                       --          886          --        34      2,858          920        2,858         3,778
 Rexwoods IV                        --          586          --        --      3,616          586        3,616         4,202
 Riverbirch                         --          448          --        21      4,231          469        4,231         4,700
 Situs I                            --          693       2,917        --      1,473          693        4,390         5,083
 Six Forks Center I                 --          666       2,688        --        262          666        2,950         3,616
 Six Forks Center II                --        1,086       4,370        --        336        1,086        4,706         5,792



                                                               Life on
                                                                Which
                                Accumulated      Date of     Depreciation
         Description          Depreciation   Construction    is Computed
----------------------------- -------------- -------------- -------------
 Signature Plaza                     164         1986         5-40 yrs.
 Skyline Center                       15         1985         5-40 yrs.
 Southwest Corporate Center          185         1984         5-40 yrs.
 Blue Ridge II                       405         1988         5-40 yrs.
 2500 Blue Ridge                     441         1982         5-40 yrs.
 Qualex                              216         1985         5-40 yrs.
 Fairfield II                        250         1989         5-40 yrs.
 3600 Glenwood Avenue                218         1986         5-40 yrs.
 ONCC - 3645 Trust Drive              97         1984         5-40 yrs.
 4020 Roxboro                        168         1989         5-40 yrs.
 4101 Roxboro                        269         1984         5-40 yrs.
 Fairfield I                         206         1987         5-40 yrs.
 4201 Building                     1,499         1991         5-40 yrs.
 4301 Building                       554         1989         5-40 yrs.
 4401 Building                     2,132         1987         5-40 yrs.
 4501 Building                       591         1985         5-40 yrs.
 4800 North Park                   1,618         1985         5-40 yrs.
 4900 North Park                     210         1984         5-40 yrs.
 5000 North Park                     640         1980         5-40 yrs.
 5200 Green's Dairy Road              36         1984         5-40 yrs.
 5220 Green's Dairy Road              72         1984         5-40 yrs.
 5301 Departure Drive                165         1984         5-40 yrs.
 4000 Aerial Center                   56         1992         5-40 yrs.
 Amica                               191         1983         5-40 yrs.
 Arrowwood                           389         1979         5-40 yrs.
 Aspen                               234         1980         5-40 yrs.
 Birchwood                           100         1983         5-40 yrs.
 Cedar East                          287         1981         5-40 yrs.
 Cedar West                          319         1981         5-40 yrs.
 Colony Corporate Center             329         1985         5-40 yrs.
 Concourse                         1,178         1986         5-40 yrs.
 Cape Fear                         1,262         1980         5-40 yrs.
 Creekstone Crossing                 263         1990         5-40 yrs.
 Cotton Building                      99         1972         5-40 yrs.
 Catawba                           1,020         1980         5-40 yrs.
 Cottonwood                          296         1983         5-40 yrs.
 Cypress                             208         1980         5-40 yrs.
 Dogwood                             248         1983         5-40 yrs.
 EPA Annex/                          796         1966         5-40 yrs.
  Administration
 Expressway One Warehouse            343         1990         5-40 yrs.
 Global Software                     557         1996         5-40 yrs.
 Hawthorn                          1,701         1987         5-40 yrs.
 Holiday Inn                         259         1984         5-40 yrs.
 Holly                               121         1984         5-40 yrs.
 Healthsource                        493         1996         5-40 yrs.
 Highwoods Tower                   2,986         1991         5-40 yrs.
 Ironwood                            185         1978         5-40 yrs.
 Kaiser                            1,175         1988         5-40 yrs.
 Laurel                              227         1982         5-40 yrs.
 Lake Plaza East                     560         1984         5-40 yrs.
 Leatherwood                         127         1979         5-40 yrs.
 MSA                                 220         1996         5-40 yrs.
 North Park - Building One            63         1997         5-40 yrs.
 Phase I                             146         1981         5-40 yrs.
 W Building                          220         1983         5-40 yrs.
 Pamlico                           2,057         1980         5-40 yrs.
 Phoenix                             191         1990         5-40 yrs.
 Rexwoods Center                     836         1990         5-40 yrs.
 Rexwoods II                         191         1993         5-40 yrs.
 Rexwoods III                        473         1992         5-40 yrs.
 Rexwoods IV                         417         1994         5-40 yrs.
 Riverbirch                        1,050         1987         5-40 yrs.
 Situs I                             274         1996         5-40 yrs.
 Six Forks Center I                  162         1982         5-40 yrs.
 Six Forks Center II                 269         1983         5-40 yrs.

                                                                       Cost Capitalized
                                                                          Subsequent                 Gross Amount at
                                           Initial Cost                 to Acquisition       Which Carried at Close of Period
                                           ------------                 --------------       --------------------------------
                                                        Building &            Building &              Building &
         Description          Encumbrance      Land   Improvements    Land  Improvements     Land   Improvements    Total (16)
----------------------------- -------------- -------- -------------- ------ -------------- -------- -------------- ------------
 Six Forks Center III                --          862       4,444        --          93        862         4,537         5,399
 Smoketree Tower                     --        2,353      11,922        --       1,959      2,353        13,881        16,234
 South Square I                        (4)       606       3,785        --         415        606         4,200         4,806
 South Square II                     --          525       4,742        --         159        525         4,901         5,426
 Sycamore                            --          255          --        --       6,057        255         6,057         6,312
 Triangle Business Center -            (4)       377       4,004        --         660        377         4,664         5,041
  Building 2A
 Triangle Business Center -            (4)       118       1,225        --         192        118         1,417         1,535
  Building 2B
 Triangle Business Center -            (4)       409       5,349        --         571        409         5,920         6,329
  Building 3
 Triangle Business Center -            (4)       414       6,301        --         243        414         6,544         6,958
  Building 7
 Willow Oak                          --          458       4,685        --       1,769        458         6,454         6,912
 Highwoods Airport Center            --          708       4,374        --       1,140        708         5,514         6,222
 East Cary Street Building           --          171         685        --          48        171           733           904
 DEQ Office                          --        1,324       5,305        --         154      1,324         5,459         6,783
 DEQ Tech Center                     --          541       2,166        --         100        541         2,266         2,807
 Grove Park I                        --          349       2,685        --          86        349         2,771         3,120
 Highwoods One                       --        1,846       8,613        --       1,935      1,846        10,548        12,394
 Highwoods Two                       --          785       5,170        --         756        785         5,926         6,711
 Liberty Mutual Building          3,431        1,205       4,819        --         111      1,205         4,930         6,135
 Markel American                       (5)       585       2,347        --         114        585         2,461         3,046
 Aetna                               --        2,163       8,659        --         140      2,163         8,799        10,962
 Proctor-Silex                         (5)     1,086       4,344        --          56      1,086         4,400         5,486
 One Shockoe Plaza                   --           --          --        --      19,232         --        19,232        19,232
 Westshore I                         --          358       1,431        --          23        358         1,454         1,812
 Westshore II                        --          545       2,181        --          30        545         2,211         2,756
 West Shore III                      --          961       3,601        --         592        961         4,193         5,154
 Innsbrook Tech I                    --          264       1,058        --           7        264         1,065         1,329
 Virginia Center                     --        1,438       5,858        --         257      1,438         6,115         7,553
 Vantage Place II                    --          203         811        --          79        203           890         1,093
 Vantage Place IV                    --          233         931        --          30        233           961         1,194
 Vantage Place I                     --          235         940        --          31        235           971         1,206
 Vantage Place III                   --          218         873        --         183        218         1,056         1,274
 Vantage Point                       --        1,089       4,354        --         170      1,089         4,524         5,613
 2828 Coral Way Building             --        1,100       4,303        --           6      1,100         4,309         5,409
 Atrium at Coral Gables              --        3,000      16,528        --          29      3,000        16,557        19,557
 Atrium West                      4,242        1,300       5,598        --          --      1,300         5,598         6,898
 Avion Building                      --          800       4,357        --          --        800         4,357         5,157
 Centrum Plaza                     2,861       1,000       3,574        --          --      1,000         3,574         4,574
 Comeau Building                     --          460       3,719        --          --        460         3,719         4,179
 Corporate Square                    --        1,750       3,402        --          22      1,750         3,424         5,174
 Dadeland Office Complex          6,579        3,700      18,571        --          51      3,700        18,622        22,322
 Desigh Center Plaza                 --        1,000       4,040        --           3      1,000         4,043         5,043
 Doral Financial Plaza               --        3,423      13,692        --          --      3,423        13,692        17,115
 1800 Eller Drive                    --           --       9,724        --          71         --         9,795         9,795
 Emerald Hills Plaza I               --        1,450       5,861        --          13      1,450         5,874         7,324
 Emerald Hills Plaza II              --        1,450       7,095        --          --      1,450         7,095         8,545
 Gulf Atlantic Center                --           --      11,237        --          --         --        11,237        11,237
 Palm Beach Gardens Office           --        1,000       4,554        --          12      1,000         4,566         5,566
  Park
 Pine Island Commons              3,089        1,750       4,216        --           6      1,750         4,222         5,972
 Venture Corporate                   --        1,867       7,532        --          44      1,867         7,576         9,443
  Center I
 Venture Corporate                   --        1,867       8,906        --           1      1,867         8,907        10,774
  Center II
 Venture Corporate                   --        1,867       8,838        --          --      1,867         8,838        10,705
  Center III
 5400 Gray Street                    --          350         295        --          --        350           295           645
 Atrium                              --        1,639       9,286        --          61      1,639         9,347        10,986
 Benjamin Center #7                  --          296       1,678        --          41        296         1,719         2,015
 Benjamin Center #9                  --          300       1,699        --           1        300         1,700         2,000
 Crossroads Office Center            --          561       3,375        --          27        561         3,402         3,963
 Cypress West                     2,139          615       5,043        --         215        615         5,258         5,873
 Day Care Center                     --           61         347        --          24         61           371           432
 Expo Building                       --          171         969        --          21        171           990         1,161



                                                               Life on
                                                                Which
                                Accumulated      Date of     Depreciation
         Description          Depreciation   Construction    is Computed
----------------------------- -------------- -------------- -------------
 Six Forks Center III                386         1987         5-40 yrs.
 Smoketree Tower                   1,373         1984         5-40 yrs.
 South Square I                      407         1988         5-40 yrs.
 South Square II                     448         1989         5-40 yrs.
 Sycamore                             82         1997         5-40 yrs.
 Triangle Business Center -          609         1984         5-40 yrs.
  Building 2A
 Triangle Business Center -          144         1984         5-40 yrs.
  Building 2B
 Triangle Business Center -          785         1988         5-40 yrs.
  Building 3
 Triangle Business Center -          593         1988         5-40 yrs.
  Building 7
 Willow Oak                          803         1995         5-40 yrs.
 Highwoods Airport Center             83         1997         5-40 yrs.
 East Cary Street Building            20         1987         5-40 yrs.
 DEQ Office                          296         1991         5-40 yrs.
 DEQ Tech Center                     123         1991         5-40 yrs.
 Grove Park I                         16         1997         5-40 yrs.
 Highwoods One                       511         1996         5-40 yrs.
 Highwoods Two                        48         1997         5-40 yrs.
 Liberty Mutual Building             129         1990         5-40 yrs.
 Markel American                     188         1988         5-40 yrs.
 Aetna                               343         1989         5-40 yrs.
 Proctor-Silex                       270         1986         5-40 yrs.
 One Shockoe Plaza                   508         1996         5-40 yrs.
 Westshore I                          61         1995         5-40 yrs.
 Westshore II                         86         1995         5-40 yrs.
 West Shore III                       35         1997         5-40 yrs.
 Innsbrook Tech I                     65         1991         5-40 yrs.
 Virginia Center                     509         1985         5-40 yrs.
 Vantage Place II                     69         1987         5-40 yrs.
 Vantage Place IV                     60         1988         5-40 yrs.
 Vantage Place I                      62         1987         5-40 yrs.
 Vantage Place III                    65         1988         5-40 yrs.
 Vantage Point                       294         1990         5-40 yrs.
 2828 Coral Way Building              23         1985         5-40 yrs.
 Atrium at Coral Gables               87         1984         5-40 yrs.
 Atrium West                          29         1983         5-40 yrs.
 Avion Building                       14         1985         5-40 yrs.
 Centrum Plaza                        19         1988         5-40 yrs.
 Comeau Building                      20         1926         5-40 yrs.
 Corporate Square                     18         1981         5-40 yrs.
 Dadeland Office Complex              98         1972         5-40 yrs.
 Desigh Center Plaza                  21         1982         5-40 yrs.
 Doral Financial Plaza                14         1987         5-40 yrs.
 1800 Eller Drive                     51         1983         5-40 yrs.
 Emerald Hills Plaza I                31         1979         5-40 yrs.
 Emerald Hills Plaza II               37         1979         5-40 yrs.
 Gulf Atlantic Center                 12         1986         5-40 yrs.
 Palm Beach Gardens Office            24         1984         5-40 yrs.
  Park
 Pine Island Commons                  22         1985         5-40 yrs.
 Venture Corporate                    41         1982         5-40 yrs.
  Center I
 Venture Corporate                    47         1982         5-40 yrs.
  Center II
 Venture Corporate                    46         1982         5-40 yrs.
  Center III
 5400 Gray Street                      2         1973         5-40 yrs.
 Atrium                              309         1989         5-40 yrs.
 Benjamin Center #7                   70         1991         5-40 yrs.
 Benjamin Center #9                   56         1989         5-40 yrs.
 Crossroads Office Center             18         1981         5-40 yrs.
 Cypress West                         27         1985         5-40 yrs.
 Day Care Center                      12         1986         5-40 yrs.
 Expo Building                        32         1981         5-40 yrs.

                                                                           Cost Capitalized
                                                                              Subsequent
                                             Initial Cost                   to Acquisition
                                             ------------                   --------------
                                                          Building &               Building &
          Description           Encumbrance      Land   Improvements      Land   Improvements
------------------------------- -------------- -------- -------------- --------- --------------
 Feathersound II                    2,319          800      7,362           --          168
 Fireman's Fund Building              --           500      4,148           --           33
 Grand Plaza (Office)                 --         1,100      7,752           --           29
 Grand Plaza (Retail)                 --           840      10,754          --           --
 Horizon                                (2)         --      6,174           --           --
 Lakeside                               (2)         --      7,272           --            5
 Lakepoint                              (2)      2,100      31,390          --           34
 Lakeside Technology Center           --         1,325      8,164           --           32
 Mariner Square                     2,508          650      2,855           --           --
 Parkside                               (2)         --      9,285           --           27
 Pavillion                              (2)         --      16,183          --           --
 Progressive Insurance                --         1,366      7,742           --        1,370
 Registry I                           --           744      4,216           --           97
 Registry II                          --           908      5,147           --          166
 Registry Square                      --           344      1,951           --           --
 Sabal Business Center I              --           375      2,127           --           --
 Sabal Business Center II           1,235          342      1,935           --           --
 Sabal Business Center III           852           290      1,642           --           16
 Sabal Business Center IV           2,107          819      4,638           --           --
 Sabal Business Center V            2,532        1,026      5,813           --            3
 Sabal Business Center VI           5,919        1,609      9,116           --           38
 Sabal Business                     4,815        1,519      8,605           --           32
  Center VII
 Sabal Lake Building                  --           572      3,241           --          142
 Sabal Park Plaza                     --           611      3,460           --            6
 Sabal Tech Center                    --           548      3,107           --           --
 Spectrum                               (2)      1,450      14,315          --           --
 Sunrise Office Center                --           422      3,513           --           --
 Telecom Technology Center            --         1,250      11,336          --          172
 Tower Place                          --         3,194      18,098          --          104
 Zurn Building                        --           795      4,537           --           29
 Blair Stone Building                 --         1,550      33,262          --           --
 Stratford                            --         2,777      11,459          --          105
 Chesapeake                             (4)      1,236      4,944           --            8
 Forsyth I                          1,963          326      1,850           --          450
 370 Knollwood                          (3)      1,819      7,451           --          459
 380 Knollwood                          (3)      2,977      11,912          --          687
 3288 Robinhood                       --           290      1,159           --           85
 101 S. Stratford-First Union         --         1,205      6,826           --           --
 Consolidated Center I                --           625      2,130           --           --
 Consolidated Center II               --           625      4,380           --           --
 Consolidated Center III              --           680      3,525           --           --
 Consolidated Center IV               --           376      1,629           --           --
 Champion-Madison                     --         1,725      6,280           --           --
  Park II
 USAIR Buildings                      --         2,625      14,889          --           --
 UCC Building 03                      --           429      1,771           --          102
 UCC Building 04                      --           514      2,058           --          150
 UCC SR-1                             --           276      1,155           --           55
 UCC SR-2 01/02                       --           215        859           --          113
 UCC SR-3                             --           167        668           --           19
 UCC W-1                              --           203        812           --           --
 UCC W-2                              --           196        786           --            8
 BMF Warehouse                          (1)        795      3,181           --           --
 LUWA Bahnson Building                --           346      1,384           --            1
 WP-3 & 4                               (1)        120        480           --            2
 WP-11                                  (1)        393      1,570           --           57
 WP-12                                  (1)        382      1,531           --           34
 WP-13                                  (1)        297      1,192           --           32
 Fairchild Building                   --           640      2,577           --           --
 WP-5                                 --           178        590           --          265
 One Point Royal                      --            --          1           --           --
 EKA Chemicals                        --            --          1           --           --
 Glenlakes                            --            --         --        2,908           --
 Northern Telecom                     --            --           (2)        --           --
 Newpoint Place III                   --            --         --          628           --



                                          Gross Amount at
                                  Which Carried at Close of Period
                                                                                                      Life on
                                                                                                       Which
                                           Building &                  Accumulated      Date of     Depreciation
          Description             Land   Improvements    Total (16)  Depreciation   Construction    is Computed
------------------------------- -------- -------------- ------------ -------------- -------------- -------------
 Feathersound II                    800      7,530         8,330            39          1986         5-40 yrs.
 Fireman's Fund Building            500      4,181         4,681            22          1982         5-40 yrs.
 Grand Plaza (Office)             1,100      7,781         8,881            41          1985         5-40 yrs.
 Grand Plaza (Retail)               840     10,754        11,594            57           N/A         5-40 yrs.
 Horizon                             --      6,174         6,174            32          1980         5-40 yrs.
 Lakeside                            --      7,277         7,277            38          1978         5-40 yrs.
 Lakepoint                        2,100      31,424       33,524           165          1986         5-40 yrs.
 Lakeside Technology Center       1,325      8,196         9,521            43          1984         5-40 yrs.
 Mariner Square                     650      2,855         3,505            15          1973         5-40 yrs.
 Parkside                            --      9,312         9,312            49          1979         5-40 yrs.
 Pavillion                           --     16,183        16,183            85          1982         5-40 yrs.
 Progressive Insurance            1,366      9,112        10,478           255          1988         5-40 yrs.
 Registry I                         744      4,313         5,057           149          1985         5-40 yrs.
 Registry II                        908      5,313         6,221           184          1987         5-40 yrs.
 Registry Square                    344      1,951         2,295            64          1988         5-40 yrs.
 Sabal Business Center I            375      2,127         2,502            70          1982         5-40 yrs.
 Sabal Business Center II           342      1,935         2,277            64          1984         5-40 yrs.
 Sabal Business Center III          290      1,658         1,948            55          1984         5-40 yrs.
 Sabal Business Center IV           819      4,638         5,457           153          1984         5-40 yrs.
 Sabal Business Center V          1,026      5,816         6,842           193          1988         5-40 yrs.
 Sabal Business Center VI         1,609      9,154        10,763           301          1988         5-40 yrs.
 Sabal Business                   1,519      8,637        10,156           284          1990         5-40 yrs.
  Center VII
 Sabal Lake Building                572      3,383         3,955           114          1986         5-40 yrs.
 Sabal Park Plaza                   611      3,466         4,077           114          1987         5-40 yrs.
 Sabal Tech Center                  548      3,107         3,655           102          1989         5-40 yrs.
 Spectrum                         1,450     14,315        15,765            75          1984         5-40 yrs.
 Sunrise Office Center              422      3,513         3,935            18          1974         5-40 yrs.
 Telecom Technology Center        1,250     11,508        12,758            60          1991         5-40 yrs.
 Tower Place                      3,194     18,202        21,396           599          1988         5-40 yrs.
 Zurn Building                      795      4,566         5,361            24          1983         5-40 yrs.
 Blair Stone Building             1,550     33,262        34,812           175          1994         5-40 yrs.
 Stratford                        2,777     11,564        14,341           841          1991         5-40 yrs.
 Chesapeake                       1,236      4,952         6,188           356          1993         5-40 yrs.
 Forsyth I                          326      2,300          2,626          108          1985         5-40 yrs.
 370 Knollwood                    1,819      7,910         9,729           639          1994         5-40 yrs.
 380 Knollwood                    2,977      12,599       15,576           998          1990         5-40 yrs.
 3288 Robinhood                     290      1,244         1,534           110          1989         5-40 yrs.
 101 S. Stratford-First Union     1,205      6,826         8,031            22          1986         5-40 yrs.
 Consolidated Center I              625      2,130         2,755             7          1983         5-40 yrs.
 Consolidated Center II             625      4,380         5,005            14          1983         5-40 yrs.
 Consolidated Center III            680      3,525         4,205            11          1989         5-40 yrs.
 Consolidated Center IV             376      1,629         2,005             5          1989         5-40 yrs.
 Champion-Madison                 1,725      6,280         8,005            20          1993         5-40 yrs.
  Park II
 USAIR Buildings                  2,625     14,889         17,514           47        1970-1987      5-40 yrs.
 UCC Building 03                    429      1,873         2,302           136          1985         5-40 yrs.
 UCC Building 04                    514      2,208         2,722           170          1986         5-40 yrs.
 UCC SR-1                           276      1,210         1,486            95          1983         5-40 yrs.
 UCC SR-2 01/02                     215        972         1,187            89          1983         5-40 yrs.
 UCC SR-3                           167        687           854            49          1984         5-40 yrs.
 UCC W-1                            203        812         1,015            58          1983         5-40 yrs.
 UCC W-2                            196        794           990            57          1983         5-40 yrs.
 BMF Warehouse                      795      3,181         3,976           229          1986         5-40 yrs.
 LUWA Bahnson Building              346      1,385         1,731           100          1990         5-40 yrs.
 WP-3 & 4                           120        482           602            35          1988         5-40 yrs.
 WP-11                              393      1,627         2,020           121          1988         5-40 yrs.
 WP-12                              382      1,565         1,947           112          1988         5-40 yrs.
 WP-13                              297      1,224         1,521            87          1988         5-40 yrs.
 Fairchild Building                 640      2,577         3,217           185          1990         5-40 yrs.
 WP-5                               178        855         1,033           117          1995         5-40 yrs.
 One Point Royal                     --          1             1            --           N/A            N/A
 EKA Chemicals                       --          1             1            --           N/A            N/A
 Glenlakes                        2,908         --         2,908            --           N/A            N/A
 Northern Telecom                    --           (2)           (2)         --           N/A            N/A
 Newpoint Place III                 628         --           628            --           N/A            N/A

                                                                                     Cost Capitalized
                                                                                        Subsequent
                                                 Initial Cost                         to Acquisition
                                                 ------------                         --------------
                                                               Building &                         Building &
            Description            Encumbrance       Land    Improvements           Land        Improvements
---------------------------------- ------------- ----------- -------------- ------------------- --------------
 Newpoint Place                           --            --             --            1,550               --
 Atlanta Tradeport                        --            --             --            8,052               --
 NationsFord Business Park                --         1,206             --                5               --
 Center Point VI                          --            --             --              265               --
 Airport Center Drive                     --         1,600             --             (565)(10)          --
 Airpark East Expansion                   --            --             --            1,280               --
 Airpark East Land                        --         1,932             --             (616)(8)           --
 Airpark North Land                       --           804             --               --               --
 385 Building 1                           --         1,413          1,401               --               81
 385 Land                                 --            --             --            1,800               --
 Patewood VI                              --            --             --               --               22
 Belfort Park Land Annex                  --            --             --            2,600               --
 Southwind Land Annex                     --            --             --              679               --
 Highwoods Plaza at                       --            --             --               --               29
  International Place
 International Place                      --            --             --            1,566               --
  Phase III
 Ayers Land                               --            --             --            1,164               --
 Cool Springs -                           --            --             --            3,089               --
  Building II
 Grassmere                                --            --             --               --               --
 Ridge Development                        --         1,960             --           (1,531)(11)          --
 Grassmere/Thousdale Land                 --           760             --               --               --
 Westwood South                           --            --             --            2,106               --
 Maitland Building B                      --            --             --            1,115               --
 Maitland Building C                      --            --             --              743               --
 Pine Street - Building II                --            --             --            2,000               --
 Pine Street Parking                      --            --             --            4,000               --
 Capital Center                           --           851             --             (629)(9)           --
 Clintrials                               --            --             --               --              209
 Highwoods Health Club                    --           142            564               --              (26)
 Highwoods Office Center                  --         1,555             49             (839)(7)           --
  North
 Highwoods Office Center                  --         2,518             --               --               --
  South
 Martin Land                              --            --             --            3,409               --
 Creekstone Park                          --         1,255             --           (1,106)(6)           --
 North Park - Wake Forest - Land          --           962             --              132               --
 Research Commons                         --         1,349             --               --               --
 Rexwoods V                               --            --             --               --                3
 Highwoods Distribution Center            --            --             --            3,270               --
 East Shore One                           --            --             --              114               --
 East Shore Two                           --            --             --              907               --
 End of Cox Road Land                     --           966             --               --               --
 Sadler & Cox Land                        --            --             --              296               --
 Development Opportunity                  --            26             --               --               --
  Strip
 Shockoe Alleghany Warehouse              --            --             --               --                1
 Virginia Mutual                          --            --             --              900               --
 Tampa Fairgrounds                        --         1,412          5,647               --               42
 Fireman's fund Land                      --            --             --            1,000               --
 Tampa Bay Land                           --            --             --            2,000               --
 Sabal Pavilion - Phase II                --            --             --              661               --
 Sabal Industrial                         --            --             --              301               --
  Park Land
 West Point                               --         1,759             --             (518)(12)          --
                                                    ------          -----           ------              ---
  Business Park
                                                  $362,584     $2,040,143      $    43,493         $143,311
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

                  HIGHWOODS/FORSYTH LIMITED PARTNERSHIP, INC.

                              NOTE TO SCHEDULE III
                                (in thousands)

                     As of December 31, 1997, 1996 and 1995



     A summary of activity for real estate and accumulated depreciation is as follows:




                                                                           December 31,
                                                           ---------------------------------------------
                                                                1997             1996            1995
                                                           --------------   --------------   -----------
 Real Estate:
   Balance at beginning of year ........................     $1,376,638       $  598,536      $218,699
   Additions:
    Acquisitions, development and improvements .........      1,216,247          779,256       381,936
   Cost of real estate sold ............................         (3,356)          (1,154)       (2,099)
                                                             ----------       ----------      --------
 Balance at close of year (a) ..........................     $2,589,531       $1,376,638      $598,536
                                                             ==========       ==========      ========
 Accumulated Depreciation:
   Balance at beginning of year ........................     $   42,004       $   21,452      $ 11,003
   Depreciation expense ................................         43,732           20,562        10,483
   Real estate sold ....................................           (134)             (10)          (34)
                                                             ----------       ----------      --------
   Balance at close of year (b) ........................     $   85,602       $   42,004      $ 21,452
                                                             ==========       ==========      ========


----------
(a) Reconciliation of total cost to balance sheet caption at December 31, 1997, 1996 and 1995 (in thousands):



                                                      1997            1996           1995
                                                 -------------   -------------   -----------
 Total per schedule III ......................   $2,589,531      $1,376,638      $598,536
 Construction in progress exclusive
   of land included in Schedule III ..........       95,387          28,841        15,508
 Furniture, fixtures and equipment ...........        3,339           2,096         1,288
                                                 ----------      ----------      --------
 Total real estate assets at cost ............   $2,688,257      $1,407,575      $615,332
                                                 ==========      ==========      ========

(b) Reconciliation of total accumulated depreciation to balance sheet caption at December 31, 1997, 1996 and 1995 (in thousands):



                                                                           1997         1996         1995
                                                                        ----------   ----------   ----------
  Total per schedule III ............................................    $85,602      $42,004      $21,452
  Accumulated depreciation -- furniture, fixtures and equipment......      1,444          965          814
                                                                         -------      -------      -------
  Total accumulated depreciation ....................................    $87,046      $42,969      $22,266
                                                                         =======      =======      =======