Form 10-Q
period 1998-06-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 1998-08-14
CIK 941713

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

                 For the quarterly period ended June 30, 1998


                       Commission file number: 000-21731




                     Highwoods Realty Limited Partnership
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

                                ---------------


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


              QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1998


                               TABLE OF CONTENTS



                                                                                       Page
PART I.        FINANCIAL INFORMATION                                                  -----
  Item 1.      Financial Statements                                                     3
               Consolidated balance sheets of Highwoods Realty Limited                  4
               Partnership as of June 30, 1998 and December 31, 1997
               Consolidated statements of income of Highwoods Realty Limited            5
               Partnership for the three and six month periods ended June 30, 1998 and 1997
               Consolidated statements of cash flows of Highwoods Realty Limited        6
               Partnership for the six month periods ended June 30, 1998 and 1997
               Notes to the consolidated financial statements of Highwoods Realty       8
               Limited Partnership
  Item 2.      Management's Discussion and Analysis of Financial Condition and         10
               Results of Operations
               Results of Operations                                                   11
               Liquidity and Capital Resources                                         12
               Recent Developments                                                     14
               Funds From Operations and Cash Available for Distributions              16
               Disclosure Regarding Forward-Looking Statements                         17
               Property Information                                                    17
               Inflation                                                               21
  PART II.     OTHER INFORMATION
  Item 1.      Legal Proceedings                                                       22
  Item 2.      Changes in Securities and Use of Proceeds                               22
  Item 3.      Defaults Upon Senior Securities                                         22
  Item 4.      Submission of Matters to a Vote of Security Holders                     22
  Item 5.      Other Information                                                       22
  Item 6.      Exhibits and Reports on Form 8-K                                        22

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements


     The information furnished in the accompanying balance sheets, statements of operations and statements of cash flows reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim period.

     The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the 1997 Annual Report on Form 10-K of Highwoods Realty Limited Partnership (the "Operating Partnership").

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


                          Consolidated Balance Sheets


                     (in thousands except per unit amounts)


                                                                            June 30, 1998     December 31, 1997
                                                                           ---------------   ------------------
                                                                             (Unaudited)
 Assets
 Real estate assets, at cost:
  Land and improvements ................................................     $  464,189          $  341,623
  Buildings and tenant improvements ....................................      2,736,996           2,183,454
  Development in process ...............................................        138,818              95,387
  Land held for development ............................................        104,893              64,454
  Furniture, fixtures and equipment ....................................          4,429               3,339
                                                                             ----------          ----------
                                                                              3,449,325           2,688,257
  Less -- accumulated depreciation .....................................       (121,837)            (87,046)
                                                                             ----------          ----------
  Net real estate assets ...............................................      3,327,488           2,601,211
 Cash and cash equivalents .............................................          7,932               8,816
 Restricted cash .......................................................         11,723               9,341
 Accounts receivable ...................................................         20,706              17,426
 Advances to related parties ...........................................         11,413               9,072
 Accrued straight line rents receivable ................................         19,205              13,033
 Other assets:
  Deferred leasing costs ...............................................         31,060              21,688
  Deferred financing costs .............................................         29,472              22,294
  Prepaid expenses and other ...........................................         13,492              17,575
                                                                             ----------          ----------
                                                                                 74,024              61,557
  Less -- accumulated amortization .....................................        (17,011)            (13,216)
                                                                             ----------          ----------
                                                                                 57,013              48,341
                                                                             ----------          ----------
                                                                             $3,455,480          $2,707,240
                                                                             ==========          ==========
 Liabilities and partners' capital
 Mortgages and notes payable ...........................................     $1,408,700          $  978,558
 Accounts payable, accrued expenses and other liabilities ..............         66,519              52,152
                                                                             ----------          ----------
  Total liabilities ....................................................      1,475,219           1,030,710
 Redeemable operating partnership units:
  Class A Common Units outstanding, 10,418,779 at June 30, 1998 and
    10,256,936 at December 31, 1997 ....................................        336,631             381,631
  Class B Common Units outstanding, 291,756 at June 30, 1998 and
    187,528 at December 31, 1997 .......................................          9,427               6,974
  Series A Preferred Units outstanding, 125,000 at June 30, 1998 and
    December 31, 1997 ..................................................        121,809             121,809
  Series B Preferred Units outstanding, 6,900,000 at June 30, 1998 and
    December 31, 1997 ..................................................        166,346             166,346
  Series D Preferred Units outstanding, 400,000 at June 30, 1998 and -0-
    at December 31, 1997 ...............................................         96,842                  --
 Partners' capital:
  Class A Common Units:
    General partner Common Units outstanding, 628,721 at June 30,
     1998 and 566,108 at December 31, 1997 .............................         12,492               9,997
    Limited partner Common Units outstanding, 51,824,606 at June 30,
     1998 and 45,783,071 at December 31, 1997 ..........................      1,236,714             989,773
                                                                             ----------          ----------
     Total partners' capital ...........................................      1,249,206             999,770
                                                                             ----------          ----------
                                                                             $3,455,480          $2,707,240
                                                                             ==========          ==========

See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


                       Consolidated Statements of Income


              (unaudited and in thousands except per unit amounts)



                                                                            Three Months Ended          Six Months Ended
                                                                                 June 30,                   June 30,
                                                                         ------------------------   -------------------------
                                                                             1998         1997          1998          1997
                                                                         -----------   ----------   -----------   -----------
Revenue:
  Rental property ....................................................    $113,079      $ 59,423     $ 213,410     $115,478
  Interest and other income ..........................................       2,321         1,450         4,374        3,171
                                                                          --------      --------     ---------     --------
                                                                           115,400        60,873       217,784      118,649
Operating expenses:
  Rental property ....................................................      35,827        16,246        65,555       31,588
  Depreciation and amortization ......................................      20,268        10,590        37,381       19,832
  Interest expense:
   Contractual .......................................................      17,221        11,056        34,383       22,516
   Amortization of deferred financing costs ..........................         616           547         1,232        1,122
                                                                          --------      --------     ---------     --------
                                                                            17,837        11,603        35,615       23,638
  General and administrative .........................................       4,386         2,204         8,170        4,284
                                                                          --------      --------     ---------     --------
  Income before extraordinary item ...................................      37,082        20,230        71,063       39,307
Extraordinary item -- loss on early extinguishment of debt ...........          --            --           (46)      (3,973)
                                                                          --------      --------     ---------     --------
  Net income .........................................................      37,082        20,230        71,017       35,334
                                                                          ========      ========     =========     ========
Dividends on preferred units .........................................      (7,656)       (2,695)      (13,801)      (4,102)
                                                                          --------      --------     ---------     --------
  Net income available for Class A Common Units ......................      29,426        17,535        57,216       31,232
                                                                          ========      ========     =========     ========
Net income (loss) per Class A Common Unit -- Basic:
  Income before extraordinary item ...................................         .47           .42           .94           .85
  Extraordinary item -- loss on early extinguishment of debt .........          --            --            --         (.10)
                                                                          --------      --------     ---------     ---------
  Net income .........................................................         .47           .42           .94           .75
                                                                          ========      ========     =========     =========
Net income (loss) per Class A Common Unit -- Diluted:
  Income before extraordinary item ...................................         .47           .41           .94           .84
  Extraordinary item -- loss on early extinguishment of debt .........          --            --            --         (.10)
                                                                          ========      ========     =========     =========
  Net income .........................................................         .47           .41           .94           .74
                                                                          ========      ========     =========     =========
Net income per Class A Common Unit -- Basic:
  General Partner ....................................................         .47           .42           .94           .75
                                                                          ========      ========     =========     =========
  Limited Partners ...................................................         .47           .42           .94           .75
                                                                          ========      ========     =========     =========
Net income per Class B Common Unit -- Basic:
  Limited Partners ...................................................          --            --            --           --
                                                                          ========      ========     =========     =========
Net income per Class A Common Unit -- Diluted:
  General Partner ....................................................         .47           .41           .94           .74
                                                                          ========      ========     =========     =========
  Limited Partners ...................................................         .47           .41           .94           .74
                                                                          ========      ========     =========     =========
Net income per Class B Common Unit -- Diluted:
  Limited Partners ...................................................          --            --            --           --
                                                                          ========      ========     =========     =========
Weighted average Common Units outstanding -- Basic:
  Class A Common Units:
   General Partner ...................................................         623           421           606          417
   Limited Partners ..................................................      61,723        41,644        59,998       41,189
  Class B Common Units:
   Limited Partners ..................................................         292           187           280          154
                                                                          --------      --------     ---------     ---------
  Total ..............................................................      62,638        42,252        60,884       41,760
                                                                          ========      ========     =========     =========
Weighted average Common Units outstanding -- Diluted:
  Class A Common Units:
   General Partner ...................................................         627           423           611          420
   Limited Partners ..................................................      62,110        41,908        60,498       41,579
  Class B Common Units:
   Limited Partners ..................................................         292           187           280          141
                                                                          --------      --------     ---------     ---------
  Total ..............................................................      63,029        42,518        61,389       42,140
                                                                          ========      ========     =========     =========

See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


                     Consolidated Statements of Cash Flows


                          (unaudited and in thousands)



                                                                                     Six Months Ended June 30,
                                                                                    ----------------------------
                                                                                         1998           1997
                                                                                    -------------   ------------
Operating activities:
Net income ......................................................................    $   71,017      $   35,334
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization .................................................        37,381          20,954
  Loss on early extinguishment of debt ..........................................            46           3,973
  Changes in operating assets and liabilities ...................................         2,008          (6,157)
                                                                                     ----------      ----------
   Net cash provided by operating activities ....................................       110,452          54,104
                                                                                     ----------      ----------
Investing activities:
Additions to real estate assets .................................................      (646,510)        (84,730)
Advances to related parties .....................................................        (2,341)             --
Cash paid in exchange for partnership net assets ................................       (20,601)         (5,081)
Other ...........................................................................        (6,853)         (7,788)
                                                                                     ----------      ----------
   Net cash used in investing activities ........................................      (676,305)        (97,599)
                                                                                     ----------      ----------
Financing activities:
Distributions paid ..............................................................       (62,158)        (39,155)
Payment of preferred unit dividends .............................................       (13,801)         (1,407)
Payment of prepayment penalties .................................................           (46)         (3,973)
Borrowings on mortgages and notes payable .......................................       521,941         124,000
Repayment of mortgages and notes payable ........................................      (118,120)       (161,673)
Borrowings on Revolving Loans ...................................................       535,000              --
Repayment on Revolving Loans ....................................................      (582,500)             --
Net proceeds from contributed capital ...........................................       290,603         123,529
Net change in deferred financing costs ..........................................        (5,950)           (161)
                                                                                     ----------      ----------
   Net cash provided by financing activities ....................................       564,969          41,160
                                                                                     ----------      ----------
Net decrease in cash and cash equivalents .......................................          (884)         (2,335)
Cash and cash equivalents at beginning of the period ............................         8,816          10,618
                                                                                     ----------      ----------
Cash and cash equivalents at end of the period ..................................    $    7,932      $    8,283
                                                                                     ==========      ==========
Supplemental disclosure of cash flow information:
Cash paid for interest ..........................................................    $   36,277      $   23,189
                                                                                     ==========      ==========

See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


                     Consolidated Statements of Cash Flows


                          (unaudited and in thousands)


Supplemental disclosure of non-cash investing and financing activities

     The following summarizes the net assets contributed by the Common Unit holders of the Operating Partnership or acquired subject to mortgage notes payable:



                                                    Six Months Ended
                                                        June 30,
                                                ------------------------
                                                   1998          1997
                                                ----------   -----------
Assets:
Rental property and equipment, net ..........    $93,979      $214,497
Liabilities:
Mortgages and notes payable assumed .........    $73,821      $129,270
                                                 -------      --------
   Net assets ...............................    $20,158      $ 85,227
                                                 =======      ========

See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 June 30, 1998
                                  (Unaudited)


1. BASIS OF PRESENTATION

     Highwoods Realty Limited Partnership (the "Operating Partnership") is a subsidiary of Highwoods Properties, Inc. (the "Company"). At June 30, 1998 the Company owned 84% of the limited partnership units (the "Common Units") of the Operating Partnership.

     The consolidated financial statements include the accounts of the Operating Partnership and the following subsidiaries:

Highwoods/Tennessee Holdings, L.P.
AP Southeast Portfolio Partners, L.P.
Highwoods/Florida Holdings, L.P.

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

     The Operating Partnership's 400,000 Series D Preferred Units are senior to the Class A and B Common Units and rank pari passu with the Series A and B Preferred Units. The Series D Preferred Units have a liquidation preference of $250 per unit. Distributions are payable on Series D Preferred Units at a rate of $20.00 per annum per unit.

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

     Generally one year after issuance, the Operating Partnership is obligated to redeem each of the Class A Common Units not owned by the Company (the "Redeemable Operating Partnership Units") at the request of the holder thereof for cash, provided that the Company at its option may elect to acquire such unit for one share of Common Stock or the cash value thereof. The Company's Class A Common Units are not redeemable for cash. The Redeemable Operating Partnership Units are classified outside of the permanent partners' capital in the accompanying balance sheet at their fair market value (equal to the fair market value of a share of common stock) at the balance sheet date.

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

     Emerging Issues Task Forces ("EITF") Issue No. 97-11, Accounting for Internal Cost Relating to Real Estate Property Acquisitions, requires internal acquisition costs related to the purchase of an operating property to be expensed as incurred. The Operating Partnership's financial statements for the six months ended June 30, 1998 reflect the change, effective March 19, 1998, as required by the EITF, in accounting for acquisition costs. The Operating Partnership believes the effect of this change on future periods will be immaterial.

     The "Year 2000" issue is a general term used to describe the various problems that may result from the improper processing of dates and calculations involving years by many computers throughout the world as the Year 2000 is approached and reached. The Operating Partnership has reviewed the impact of Year 2000 issues and does not expect Year 2000 issues to be material to its business, operations, or financial condition.

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

     With respect to the payment of dividends and amounts upon liquidation, the Series D Preferred Shares will rank pari passu with the Company's 8 5/8% Series A Cumulative Redeemable Preferred Shares (the "Series A Preferred Shares") and 8% Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares") and any other equity securities of the Company the terms of which provide that such equity securities rank on a parity with the Series D Preferred Shares and rank senior to the Common Stock and any other equity securities of the Company that by their terms rank junior to the Series D Preferred Shares. Dividends on the Series D Preferred Shares will accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared. The Series D Preferred Shares have a liquidation preference of $250 per share (equivalent to $25 per Depositary Share), plus an amount equal to any accrued and unpaid dividends.

     The net proceeds of the offering of the Series D Preferred Shares were contributed to the Operating Partnership in exchange for Series D Preferred Units, the economic terms of which are substantially identical to the Series D Preferred Shares.

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

Results of Operations

     Three Months Ended June 30, 1998

     Revenues from rental operations increased $53.7 million, or 90%, from $59.4 million for the three months ended June 30, 1997 to $113.1 million for the comparable period in 1998. The increase is primarily a result of the acquisition of 17.4 million square feet of office and industrial properties (net of 400,000 square feet of dispositions) and the completion of 1.7 million square feet of development activity during the last six months of 1997 and the first six months of 1998. The Operating Partnership's portfolio increased from
21.6 million square feet at June 30, 1997 to 40.7 million square feet at June 30, 1998. Same property revenues, which are the revenues of the 345 in-service properties owned on April 1, 1997, increased 4% for the three months ended June 30, 1998, compared to the same three months of 1997.

     During the three months ended June 30, 1998, 326 leases representing 1.3 million square feet of office and industrial space commenced at an average rate per square foot which was 6.9% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $800,000, or 53%, from $1.5 million for the three months ended June 30, 1997 to $2.3 million for the comparable period in 1998. The increase was due to an increase in cash available for investment in 1998.

     Rental operating expenses increased $19.6 million, or 121%, from $16.2 million for the three months ended June 30, 1997 to $35.8 million for the comparable period in 1998. The increase is a result of the addition of 19.1 million square feet through a combination of acquisitions and developments, net of dispositions, during the last six months of 1997 and the first six months of 1998. Rental operating expenses as a percentage of related revenues increased from 27.3% for the three months ended June 30, 1997 to 31.7% for the comparable period in 1998. This increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer triple net lease pass throughs.

     Depreciation and amortization for the three months ended June 30, 1998 and 1997 was $20.3 million and $10.6 million, respectively. The increase of $9.7 million, or 92%, is due to a 90% increase in depreciable assets over the prior year. Interest expense increased $6.2 million, or 53%, from $11.6 million for the three months ended June 30, 1997 to $17.8 million for the comparable period in 1998. The increase is attributable to the increase in the average outstanding debt for the quarter. Interest expense for the three months ended June 30, 1998 and 1997 included $616,000 and $547,000, respectively, of amortization of non-cash deferred financing costs and the costs related to the Operating Partnership's interest rate protection agreements. General and administrative expenses increased from 3.7% of rental revenue for the three months ended June 30, 1997 to 3.9% for the comparable period in 1998.

     Net income before extraordinary item equaled $37.1 million and $20.2 million for the three months ended June 30, 1998 and 1997, respectively. The Company recorded $7.7 million and $2.7 million in preferred unit dividends for the three months ended June 30, 1998 and 1997, respectively (see " -- Liquidity and Capital Resources" below).


     Six Months Ended June 30, 1998

     Revenue from rental operations increased $97.9 million or 85%, from $115.5 million for the six months of 1997 to $213.4 million for the six months of 1998. The increase is a result of the Operating Partnership's acquisition and development activity in 1997 and 1998. In total, 120 office and industrial properties encompassing 9.1 million square feet were added in the last six months of 1997 (net of 400,000 square feet of dispositions) and 113 properties encompassing 10.0 million square feet were added in the first six months of 1998. Same property revenues, which are the revenues of the 291 in-service properties (encompassing 17.1 million square feet) owned on January 1, 1997, increased 6% for the six months ended June 30, 1998, compared to the same six months of 1997.

     During the six months ended June 30, 1998, 634 leases representing 2.6 million square feet of office and industrial space commenced at an average rate per square foot which was 7.2% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $1.2 million from $3.2 million in 1997 to $4.4 million in 1998. The increase is primarily related to an increase in interest income as the Operating Partnership maintained a higher cash position.

     Rental operating expenses increased $34.0 million, or 108%, from $31.6 million in 1997 to $65.6 million in 1998. Rental expenses as a percentage of related rental revenues increased from 27.4% in 1997 to 30.7% in 1998. The increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer triple net lease pass throughs.

     Depreciation and amortization for the six months ended June 30, 1998, and 1997 was $37.4 million and $19.8 million, respectively. The increase of $17.6 million, or 89%, is due to a 94% average increase in depreciable assets. Interest expense increased $12.0 million, or 51%, from $23.6 million in 1997 to $35.6 million in 1998. The increase is attributable to an average increase in outstanding debt related to the Operating Partnership's acquisition activities. Interest expense for the six months ended June 30, 1998 and 1997 included $1.2 million and $1.1 million, respectively, of amortization of non-cash deferred financing costs and of the costs related to the Operating Partnership's interest rate protection agreement. General and administrative expenses increased from 3.7% of total rental revenue in 1997 to 3.8% in 1998.

     Net income before extraordinary item equaled $71.1 million and $39.3 million for the six-month periods ended June 30, 1998, and 1997, respectively. The Operating Partnership incurred an extraordinary loss in the first quarter of 1997 of $4.0 million related to the early extinguishment of debt assumed in the acquisition of the Anderson Properties and Century Center portfolios. The Operating Partnership also recorded $13.8 million and $4.1 million in preferred dividends for the six months ended June 30, 1998 and 1997, respectively.

Liquidity and Capital Resources

Statement of Cash Flows

     For the six months ended June 30, 1998, cash provided by operating activities increased by $56.4 million, or 104%, to $110.5 million, as compared to $54.1 million for the same period in 1997. The increase is primarily due to the increase in net income resulting from the Operating Partnership's property acquisitions in 1997 and 1998. Cash used for investing activities increased by $578.7 million, to $676.3 million for the first six months of 1998, as compared to $97.6 million for the same period in 1997. The increase is attributable to the Operating Partnership's acquisition activity in the first six months of 1998. Cash provided by financing activities increased by $523.7 to $564.9 million for the first six months of 1997, as compared to $41.2 million for the same period in 1997. During the first six months of 1998, cash provided by financing activities consisted, primarily, of $703 million in net proceeds from the sale of common and preferred stock, the sale of of MandatOry Par Put Remarketed SecuritiesSM ("MOPPRSSM") and unsecured notes (see below). The cash provided by financing activity was offset by net payments of $118.1 million to reduce existing indebtedness. Additionally, payments of distributions increased by $23.0 million to $62.2 million for the first six months of 1998, as compared with $39.2 million for the same period in 1997. The increase is due to the greater number of Common Units outstanding and a 6% increase in the distribution rate. Payment of preferred dividends increased by $12.4 million to $13.8 million for the first six months of 1998, as compared to $1.4 million for the same period in 1997.

Capitalization

     The Operating Partnership's total indebtedness at June 30, 1998 totaled $1.4 billion and was comprised of $385.3 million of secured indebtedness with a weighted average interest rate of 8.2% and 1.0 billion of unsecured indebtedness with a weighted average interest rate of 7.0%. All of the mortgage and notes payable outstanding at June 30, 1998 were either fixed rate obligations or variable rate obligations covered by interest rate protection agreements with the exception of a portion of the Operating Partnership's $600 million revolving loan (see below).

     The Company and the Operating Partnership completed the following financing activities during the quarter ended June 30, 1998.

   o April 29, 1998 Common Stock Offering. On April 29, 1998, the Company sold 1,080,443 shares of Common Stock in an underwritten public offering for net proceeds of approximately $34.6 million. The net proceeds of the offering were contributed to the Operating Partnership in exchange for Common Units.

   o Series D Preferred Offering. On April 23, 1998, the Company sold
     4,000,000 Depositary Shares, each representing 1/10 of a share of the Company's Series D Preferred Shares for net proceeds of approximately $96.7 million. Dividends on the Series D Preferred Shares represented by the Depositary Shares will be cumulative from the date of original issuance and will be payable quarterly on or about the last day of January, April, July and October of each year, commencing July 31, 1998, at the rate of 8% of the liquidation preference per annum (equivalent to $2.00 per annum per Depositary Share). The Series D Preferred Shares and the Depositary Shares representing such Series D Preferred Shares are not redeemable prior to April 23, 2003. The Series D Preferred Shares are thereafter subject to redemption by the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25 per Depositary Share), plus accrued and unpaid dividends, if any, thereon. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital stock of the Company, which may include other series of preferred stock, and from no other source.

     With respect to the payment of dividends and amounts upon liquidation, the Series D Preferred Shares will rank pari passu with the Company's Series A Preferred Shares and Series B Preferred Shares and any other equity securities of the Company the terms of which provide that such equity securities rank on a parity with the Series D Preferred Shares and rank senior to the Common Stock and any other equity securities of the Company that by their terms rank junior to the Series D Preferred Shares. Dividends on the Series D Preferred Shares will accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared. The Series D Preferred Shares have a liquidation preference of $250 per share (equivalent to $25 per Depositary Share), plus an amount equal to any accrued and unpaid dividends.

     The net proceeds of the offering were contributed to the Operating Partnership in exchange for Series D Preferred Units, the economic terms of which are substantially identical to the Series D Preferred Shares.

   o April 1998 Debt Offering. On April 20, 1998, the Operating Partnership sold $200 million 2018 Notes in an underwritten public offering for net proceeds of approximately $197.4 million. Interest on the 2018 Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998.

   o April 21, 1998 Common Stock Offering. On April 21, 1998, the Company sold 441,176 shares of Common Stock in an underwritten public offering for net proceeds of approximately $14.2 million. The net proceeds of the offering were contributed to the Operating Partnership in exchange for Common Units.

     To protect the Operating Partnership from increases in interest expense due to changes in the variable rate, the Operating Partnership (i) purchased an interest rate collar limiting its exposure to an increase in interest rates to 7.25% with respect to $80 million of its $600 million unsecured revolving loan (the "Revolving Loan") excluding the effect of changes in the Operating Partnership's credit risk, under which the Operating Partnership had $267 million outstanding at June 30, 1998, and (ii) entered into interest rate swaps that limit its exposure to an increase in interest rates to 6.95% in connection with $21 million of variable rate mortgages. For a discussion of the Operating Partnership's Revolving Loan, see " -- Recent Developments." The interest rate on all such variable rate debt is adjusted at monthly intervals, subject to the Operating Partnership's interest rate protection program. No payments were received from counterparties under the interest rate protection agreement for the six months ended June 30, 1998 and 1997. The Operating Partnership is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to perform fully under the agreements. However if they were to default on their obligations under the arrangements, the Operating Partnership could be required to pay the full rates under the Revolving Loans and the variable rate mortgages, even if such rates were in excess of the rate in the cap and swap agreements. In addition, the Operating Partnership may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Operating Partnership's interest expense and could adversely affect the Operating Partnership's cash flow and its ability to pay expected distributions to unitholders.

     In anticipation of future debt offerings, the Operating Partnership has entered into four forward treasury lock agreements as described below:



 Notional Amounts
  (in millions)      Fixed Rate (1)     Termination Date
-----------------   ----------------   -----------------
      $  50                5.6%              9/98
      $ 100                5.5%              10/98
      $  50                5.7%              1/99
      $ 100                5.7%              6/99

----------
(1) Rate is a combination of the treasury rate plus forward premium.


     Current and Future Cash Needs.

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


Recent Developments

     J.C. Nichols Transaction. On July 13, 1998, the Company completed its previously reported merger (the "J.C. Nichols Transaction") with J.C. Nichols Company, a Missouri real estate operating company ("J.C. Nichols"), pursuant to a merger agreement dated as of December 22, 1997 (as amended on April 29, 1998, the "Merger Agreement"). Prior to consummation of the J.C. Nichols Transaction, J.C. Nichols had been subject to the information requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, filed reports and other information with the Securities and Exchange Commission.

     As a result of the J.C. Nichols Transaction, the Operating Partnership acquired ownership of or an ownership interest in 79 office, industrial and retail properties and 18 multifamily communities in the Kansas City and Des Moines, Iowa metropolitan areas. The following tables set forth certain information about the properties acquired in the Kansas City and Des Moines metropolitan areas as of June 30, 1998:


                            KANSAS CITY PROPERTIES


                    Wholly        Partially                    Weighted Average     Rentable Sq. Ft.
    Type of          Owned          Owned          Total           Ownership            or # of         Percent
   Property       Properties     Properties     Properties         Interest              Units          Leased
 Office              24              2             26                  79%         1,459,000             95%
 Industrial          13             --             13                 100%           337,000             75%
 Retail              18             --             18                 100%         2,443,000             96%
 Multifamily         17             --             17                 100%            1,906 Units        96%

                             DES MOINES PROPERTIES

                    Wholly        Partially                    Weighted Average     Rentable Sq. Ft.
    Type of          Owned          Owned          Total           Ownership            or # of         Percent
   Property       Properties     Properties     Properties         Interest              Units          Leased
 Office              --              21             21                 56%           1,345,000            96%
 Industrial          --               1              1               49.5%           200,000             100%
 Multifamily         --               1              1                 65%               418 Units        98%

     Additionally, the Company acquired over 500 acres of land for future development in Kansas City and Des Moines.

     The J.C. Nichols Transaction was valued at approximately $544 million and consisted of the issuance of approximately 5.63 million shares of the Company's Common Stock, the assumption of approximately $229 million of debt, the incurrence of approximately $15 million in transaction costs and a cash payment of approximately $120 million, net of cash acquired of approximately $59 million.

     The properties acquired in the J.C. Nichols Transaction include the Country Club Plaza in Kansas City, of which the Operating Partnership owns approximately 1.0 million square feet of retail space (encompassing 15 square blocks), approximately 940,000 square feet of office space and 510 apartment units. As of June 30, 1998, the Country Club Plaza was approximately 96% leased. The Country Club Plaza is presently undergoing an expansion and restoration expected to add approximately 800,000 square feet of retail, office and hotel space and 350 apartment units with an estimated cost of approximately $240 million. The Operating Partnership intends to complete the development in the Country Club Plaza previously planned by J.C. Nichols.

     In connection with the J.C. Nichols Transaction, the Operating Partnership succeeded to the interests of J.C. Nichols in a strategic alliance with Kessinger/Hunter & Company, Inc. ("Kessinger/Hunter") pursuant to which Kessinger/Hunter manages and leases the office, industrial and retail properties in the greater Kansas City metropolitan area. The Operating Partnership currently has a 30% ownership interest in the strategic alliance with Kessinger/Hunter and has two additional options to acquire up to a 65% ownership interest in the strategic alliance. The Operating Partnership has also succeeded to the interests of J.C. Nichols in a strategic alliance with R&R Investors, Ltd. ("R&R") pursuant to which R&R manages and leases the properties in which the Operating Partnership has an ownership interest in the Des Moines area. The Company has an ownership interest of 50% or more (R & R has the remaining ownership interest in all but one of these properties) in each of the properties in the Des Moines area.

     As a result of the J.C. Nichols Transaction, the J.C. Nichols operations have become a division of the Company; Barrett Brady, former president and chief executive officer of J.C. Nichols, has become a senior vice president of the Company responsible for its midwest operations; and approximately 100 employees of J.C. Nichols have joined the Company. In addition, Kay Nichols Callison has joined the Company's board of directors.

     Easton-Babcock Transaction. The Operating Partnership has terminated its previously reported agreement to acquire The Easton-Babcock Companies, a real estate operating company in Miami, Florida.

Revolving Loan

     On July 3, 1998, the Operating Partnership obtained a new $600 million revolving line of credit (the "Revolving Loan") from a group of 14 lender banks. The Revolving Loan was arranged and syndicated by NationsBanc Montgomery Securities LLC. NationsBank is the administrative agent, First Union National Bank is the syndication agent and Wells Fargo Bank is the documentation agent. Other lenders include: Managing Agents -- Bank of America, CommerzBank AG, Wachovia Bank, Centura Bank, and PNC Bank; Co-Agents -- Fleet National Bank, AmSouth Bank, and Dresdner Bank AG; and Participants -- DG Bank, Mellon Bank and Firstrust Savings.

     The Revolving Loan matures in July 2001 and replaces the Operating Partnership two existing revolving loans aggregating $430 million. The Revolving Loan carries an interest rate based upon the Operating Partnership's senior unsecured credit rating. At the Operating Partnership's current BBB/Baa2 senior unsecured rating, interest accrues on borrowings at an average interest rate of LIBOR plus 80 basis points and will adjust based on the Operating Partnership senior unsecured credit rating within a range of LIBOR plus 65 basis points to

LIBOR plus 150 basis points. The Revolving Loan requires monthly payments of interest only with the balance of all principal and accrued but unpaid interest due July 3, 2001. The Revolving Loan also includes a $300 million competitive bid sub-facility.

     The obligations of the Operating Partnership under the Revolving Loan are guaranteed by the Company, its sole general partner, and certain subsidiaries of the Company and the Operating Partnership.


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

     Funds from operations and cash available for distribution for the three and six month periods ended June 30, 1998 and 1997 are summarized in the following table (in thousands):



                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
                                                                  -------------------------   -------------------------
                                                                      1998          1997          1998          1997
                                                                  -----------   -----------   ------------   ----------
 Funds from Operations:
 Income before extraordinary item .............................    $ 37,082      $ 20,230      $  71,063      $ 39,307
 Add (deduct):
  Dividends to preferred unitholders...........................      (7,656)       (2,695)       (13,801)       (4,102)
  Depreciation and amortization ...............................      20,268        10,590         37,381        19,832
                                                                   --------      --------      ---------      --------
    Funds from operations before minority interest ............      49,694        28,125         94,643        55,037
 Cash Available for Distribution:
 Add (deduct):
  Rental income from straight-line rents ......................      (2,976)       (1,245)        (6,092)       (2,475)
  Amortization of deferred financing costs ....................         616           547          1,232         1,122
  Non-incremental revenue generating capital expenditures (1):
    Building improvements paid ................................      (1,678)         (938)        (2,697)       (2,008)
    Second generation tenant improvements paid ................      (4,868)       (2,076)        (7,304)       (3,447)
    Second generation lease commissions paid ..................      (1,785)       (1,243)        (3,511)       (2,334)
                                                                   --------      --------      ---------      --------
     Cash available for distribution ..........................    $ 39,003      $ 23,170      $  76,271      $ 45,895
                                                                   ========      ========      =========      ========
 Weighted average Common Units outstanding -- Basic ...........      62,638        42,252         60,884        41,760
 Weighted average Common Units outstanding -- Diluted .........      63,029        42,518         61,389        42,140
                                                                   ========      ========      =========      ========
 Dividend payout ratio -- Diluted:
  Funds from operations .......................................        64.7%         72.6%          66.2%         73.5%
                                                                   ========      ========      =========      ========
  Cash available for distribution .............................        82.4%         88.1%          82.1%         88.1%
                                                                   ========      ========      =========      ========

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

Property Information

     The following table sets forth certain information with respect to the Operating Partnership's properties as of June 30, 1998 and 1997:

                           Rentable       Number of     Percent Leased/
June 30, 1998            Square Feet     Properties       Pre-Leased
--------------          -------------   ------------   ----------------
In-Service:
 Office .............    28,850,000          414             94%
 Industrial .........    11,863,000          180              94
                         ----------          ---              --
   Total ............    40,713,000          594             94%
                         ==========          ===              ==
Under Development:
 Office .............     3,261,000           30             44%
 Industrial .........       705,000            7              43
                         ----------          ---              --
   Total ............     3,966,000           37             44%
                         ==========          ===              ==
Total:
 Office .............    32,111,000          444
 Industrial .........    12,568,000          187
                         ----------          ---
   Total ............    44,679,000          631
                         ==========          ===
June 30, 1997
--------------
In-Service:
 Office .............    14,439,000          223             94%
 Industrial .........     7,144,000          138              90
                         ----------          ---              --
   Total ............    21,583,000          361             93%
                         ==========          ===              ==
Under Development:
 Office .............     1,780,000           21             38%
 Industrial .........       484,000            5              40
                         ----------          ---              --
   Total ............     2,264,000           26             38%
                         ==========          ===              ==
Total:
 Office .............    16,219,000          244
 Industrial .........     7,628,000          143
                         ----------          ---
   Total ............    23,847,000          387
                         ==========          ===

     The following table sets forth certain information with respect to the Operating Partnership's properties under development as of June 30, 1998 (dollars in thoudsands):

                                                                       Budgeted    Cost at     Pre-Leasing    Estimated
              Name                     Location       Square Footage     Cost      6/30/98    Percentage(1)   Completion
-------------------------------- ------------------- ---------------- ---------- ----------- --------------- -----------
Office:
Ridgefield III                   Asheville                  57,000     $  5,500   $  3,716          29%         3Q98
10 Glenlakes                     Atlanta                   254,000       35,100      7,990           0          4Q98
2400 Century Center              Atlanta                   135,000       16,200     11,866         100          3Q98
Automatic Data Processing        Baltimore                 110,000       12,400      8,017         100          3Q98
Highwoods I                      Baltimore                 125,000       13,800      2,530           0          2Q99
Parkway 11                       Charlotte                  22,000        1,800        191           0          1Q99
Parkway 12                       Charlotte                  32,000        2,600        278          41          1Q99
BB & T(2)                        Greenville                 71,000        5,900      3,697         100          3Q98
Patewood VI                      Greenville                107,000       11,400      8,638          78          3Q98
Southwind Building C             Memphis                    74,000        7,700      2,534         100          4Q98
Southwind Building D             Memphis                    64,000        6,800        808           0          3Q99
Caterpillar Financial Center     Nashville                 313,000       54,000      6,830          64          1Q00
Cool Springs I                   Nashville                 153,000       16,800      7,952          17          3Q98
Lakeview Ridge III               Nashville                 131,000       13,100      1,516           0          1Q99
C N A                            Orlando                   180,000       24,400      4,888          95          1Q99
Hard Rock                        Orlando                    63,000        7,000      4,491         100          4Q98
Maitland Preserve                Orlando                    50,000        4,800      1,477           0          4Q98
Concourse Center One             Piedmont Triad             86,000        8,400        739           0          1Q99
Network Construction             Piedmont Triad             13,000          800        394         100          3Q98
3737 Glenwood Ave.               Research Triangle         107,000       16,700        442          56          3Q99
Highwoods Centre                 Research Triangle          76,000        8,300      4,491          82          3Q98
Overlook                         Research Triangle          97,000       10,500      4,336           0          4Q98
Red Oak                          Research Triangle          65,000        6,000      2,558           0          4Q98
Situs II                         Research Triangle          59,000        6,300      3,776          20          4Q98
Eastshore II                     Richmond                   76,000        7,800      1,600           0          4Q98
Highwoods Square                 South Florida              93,000       12,500      2,811           0          4Q98
Intermedia (Sabal) Phase I       Tampa                     120,500       12,500      6,828         100          4Q98
Intermedia (Sabal) Phase II      Tampa                     120,500       13,000        662         100          1Q00
Interstate Corporate Center(2)   Tampa                     309,000       15,600      8,498          26          4Q98
Highwoods Centre                 Virginia Beach             98,000        9,700      1,518           0          4Q98
                                                           -------     --------   --------         ---
Total or Weighted Average                                3,261,000     $367,400   $116,072          44%
                                                         =========     ========   ========         ===
Industrial:
Chastain II & III                Atlanta                   122,000     $  4,700   $  1,848          45%         3Q98
Newpoint III                     Atlanta                    84,000        3,000        931          74          4Q98
Tradeport 1                      Atlanta                    87,000        3,100        405           0          3Q98
Tradeport 2                      Atlanta                    87,000        3,100        405           0          3Q98
Air Park South Warehouse II      Piedmont Triad            136,000        4,200        808           0          4Q98
Air Park South Warehouse VI      Piedmont Triad            189,000        8,000        859         100          1Q99
                                                         ---------     --------   --------         ---
Total or Weighted Average                                  705,000     $ 26,100   $  5,256          43
                                                         ---------     --------   --------         ---
Total or Weighted Average                                3,966,000     $393,500   $121,328          44%
                                                         =========     ========   ========         ===
Summary By Estimated
 Completion Date:
Third Quarter 1998                                       1,018,000     $ 88,200   $ 51,429          56%
Fourth Quarter 1998                                      1,578,500      142,700     50,156          26
First Quarter 1999                                         640,000       58,300      8,471          58
Second Quarter 1999                                        125,000       13,800      2,530           0
Third Quarter 1999                                         171,000       23,500      1,250          35
First Quarter 2000                                         433,500       67,000      7,492          74
                                                         ---------     --------   --------         ---
Total or Weighted Average                                3,966,000     $393,500   $121,328          44%
                                                         =========     ========   ========         ===

----------
(1) Includes letters of intent

(2) Redevelopment Project

     The following tables set forth certain information about the Operating Partnership's leasing activities for the three months ended June 30, and March 31, 1998, December 31, and September 30, 1997:



                                                                         Office Leasing Statistics
                                             ----------------------------------------------------------------------------------
                                                                             Three Months Ended
                                             ----------------------------------------------------------------------------------
                                                                                                                   Weighted
                                                  6/30/98          3/31/98         12/31/97          9/30/97        Average
                                                  -------          -------         --------          -------        --------
Net Effective Rents Related to
 Re-Leased Space:
Number of lease transactions (signed
 leases)                                              285              242              158              111              199
Rentable square footage leased                  1,099,805          966,990          772,149          374,084          803,257
Average per rentable square foot over the
 lease term:
   Base rent                                   $   15.53        $   15.54        $   15.91        $   16.20        $   15.80
   Tenant improvements                             ( 1.00)          ( 0.70)          ( 1.16)          ( 1.21)          ( 1.02)
   Leasing commissions                             ( 0.27)          ( 0.30)          ( 0.32)          ( 0.35)          ( 0.31)
   Rent concessions                                ( 0.03)          ( 0.03)          ( 0.02)          ( 0.01)          ( 0.02)
                                               ----------       ----------       ----------       ----------       ----------
   Effective rent                              $   14.23        $   14.51        $   14.41        $   14.63        $   14.45
   Expense stop(1)                                 ( 4.22)          ( 4.35)          ( 3.73)          ( 3.87)          ( 4.04)
                                               ----------       ----------       ----------       ----------       ----------
   Equivalent effective net rent               $   10.01        $   10.16        $   10.68        $   10.76        $   10.41
                                               ==========       ==========       ==========       ==========       ==========
Average term in years                                   5                5                4                4                5
                                               ==========       ==========       ==========       ==========       ==========
Capital Expenditures Related to
 Re-leased Space:
Tenant Improvements:
 Total dollars committed under signed
   leases                                      $5,849,409       $3,717,938       $3,784,078       $1,779,700       $3,782,781
 Rentable square feet                           1,099,805          966,990          772,149          374,084          803,257
                                               ----------       ----------       ----------       ----------       ----------
 Per rentable square foot                      $    5.32        $    3.84        $    4.90        $    4.76        $    4.71
                                               ==========       ==========       ==========       ==========       ==========
Leasing Commissions:
 Total dollars committed under signed
   leases                                      $1,356,002       $1,349,444       $1,041,790       $  514,998       $1,065,559
 Rentable square feet                           1,099,805          966,990          772,149          374,084          803,257
                                               ----------       ----------       ----------       ----------       ----------
 Per rentable square foot                      $    1.23        $    1.40        $    1.35        $    1.38        $    1.33
                                               ==========       ==========       ==========       ==========       ==========
Total:
 Total dollars committed under signed
   leases                                      $7,205,411       $5,067,382       $4,825,868       $2,294,698       $4,848,340
 Rentable square feet                           1,099,805          966,990          772,149          374,084          803,257
                                               ----------       ----------       ----------       ----------       ----------
 Per rentable square foot                      $    6.55        $    5.24        $    6.25        $    6.13        $    6.04
                                               ==========       ==========       ==========       ==========       ==========
Rental Rate Trends:
Number of lease transactions (signed
 leases)                                              285              242              158              111              199
Average final rate with expense pass
 throughs                                      $   13.91        $   13.56        $   13.23        $   14.59        $   13.82
Average first year cash rental rate            $   14.87        $   14.65        $   14.04        $   15.60        $   14.79
                                               ----------       ----------       ----------       ----------       ----------
Percentage increase                                  6.90%            8.04%            6.12%            6.92%            7.02%
                                               ==========       ==========       ==========       ==========       ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which the Operationg Partnership will not be reimbursed by the tenants.

                                                                        Industrial Leasing Statistics
                                                   ------------------------------------------------------------------------
                                                                              Three Months Ended
                                                   ------------------------------------------------------------------------
                                                                                                                Weighted
                                                      6/30/98        3/31/98       12/31/97        9/30/97      Average
                                                      -------        -------       --------        -------      -------
Net Effective Rents Related to Re-Leased
  Space:
Number of lease transactions (signed leases)               41             66             56             64             57
Rentable square footage leased                        194,014        308,787        464,733        363,408        332,736
Average per rentable square foot over the lease
  term:
   Base rent                                         $  6.99        $  6.35       $   4.35        $  7.13       $   6.21
   Tenant improvements                                  (0.29)         (0.38)         (0.12)         (0.35)         (0.29)
   Leasing commissions                                  (0.19)         (0.15)         (0.08)         (0.17)         (0.15)
   Rent concessions                                  $     --       $     --      $      --       $  (0.02)     $   (0.01)
                                                     --------       --------      ---------       --------      ---------
   Effective rent                                    $  6.51        $  5.82       $   4.15        $  6.59       $   5.76
   Expense stop (1)                                     (0.52)         (0.43)         (0.30)         (0.25)         (0.38)
                                                     --------       --------      ---------       --------      ---------
   Equivalent effective net rent                     $  5.99        $  5.39       $   3.85        $  6.34       $   5.38
                                                     --------       --------      ---------       --------      ---------
  Average term in years                                     3              3              3              4              3
                                                     ========       ========      =========       ========      =========
Capital Expenditures Related to Re-leased
  Space:
Tenant Improvements:
  Total dollars committed under signed leases        $239,348       $533,334      $ 157,152       $454,630      $ 346,116
  Rentable square feet                                194,014        308,787        464,733        363,408        332,736
                                                     --------       --------      ---------       --------      ---------
  Per rentable square foot                           $  1.23        $  1.73       $   0.34        $  1.25       $   1.04
                                                     ========       ========      =========       ========      =========
Leasing Commissions:
  Total dollars committed under signed leases        $130,243       $153,967      $ 108,899       $218,614      $ 152,931
  Rentable square feet                                194,014        308,787        464,733        363,408        332,736
                                                     --------       --------      ---------       --------      ---------
  Per rentable square foot                           $  0.67        $  0.50       $   0.23        $  0.60       $    .46
                                                     ========       ========      =========       ========      =========
Total:
  Total dollars committed under signed leases        $369,591       $687,301      $ 266,051       $673,244      $ 499,047
  Rentable square feet                                194,014        308,787        464,733        363,408        332,736
                                                     --------       --------      ---------       --------      ---------
  Per rentable square foot                           $  1.90        $  2.23       $   0.57        $  1.85       $   1.50
                                                     ========       ========      =========       ========      =========
Rental Rate Trends:
Average final rate with expense pass throughs        $  6.09        $  5.77       $   4.31        $  6.40       $   5.64
Average first year cash rental rate                  $  6.50        $  6.09       $   4.32        $  7.12       $   6.01
                                                     --------       --------      ---------       --------      ---------
Percentage increase                                      6.73%          5.55%          0.23%         11.25%          6.56%
                                                     ========       ========      =========       ========      =========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which the Operating Partnership will not be reimbursed by the tenants.

     The following tables set forth scheduled lease expirations for executed leases as of June 30, 1998 assuming no tenant exercises renewal options.

Office Properties:

                                                                                           Average
                                                                        Annual Rents       Annual       Percentage of
                                     Total          Percentage of           Under        Rental Rate     Leased Rents
       Year of                      Rentable    Leased Square Footage     Expiring        Per Square      Represented
        Lease         Number of   Square Feet       Represented by       Leases (1)        Foot for       by Expiring
     Expiration         Leases      Expiring       Expiring Leases     (in thousands)   Expirations (1)      Leases
-------------------- ----------- ------------- ----------------------- -------------- ----------------- --------------
 Remainder of 1998        596      2,561,000              9.6%            $ 38,735        $  15.12             9.4%
        1999              761      3,965,000             14.8               57,695           14.55            14.1
        2000              774      3,908,000             14.6               61,566           15.75            15.0
        2001              596      3,754,000             14.0               59,629           15.88            14.6
        2002              513      3,684,000             13.7               57,527           15.62            14.0
        2003              286      2,369,000              8.8               36,433           15.38             8.9
        2004               80      1,367,000              5.1               21,380           15.64             5.2
        2005               58      1,048,000              3.9               14,988           14.30             3.7
        2006               42      1,025,000              3.8               15,521           15.14             3.8
        2007               27        846,000              3.2               13,632           16.11             3.3
      Thereafter           58      2,276,000              8.5               32,816           14.42             8.0
                          ---      ---------            -----             --------        --------           -----
  Total or average      3,791     26,803,000            100.0%            $409,922        $  15.29           100.0%
                        =====     ==========            =====             ========        ========           =====

Industrial Properties:

                                                                                            Average
                                                                                             Annual       Percentage of
                                    Total          Percentage of        Annual Rents      Rental Rate     Leased Rents
                                   Rentable    Leased Square Footage   Under Expiring      Per Square      Represented
   Year of Lease     Number of   Square Feet       Represented by        Leases (1)         Foot for       by Expiring
     Expiration        Leases      Expiring       Expiring Leases     (in thousands)     Expirations (1)      Leases
------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
Remainder of 1998       160       1,513,000             13.6%              $ 7,068          $  4.67            13.6%
        1999            178       2,219,000             19.9                11,814             5.32            22.8
        2000            168       2,382,000             21.4                11,039             4.63            21.4
        2001            108       1,498,000             13.5                 6,853             4.57            13.2
        2002             61       1,197,000             10.8                 5,371             4.49            10.3
        2003             33         410,000              3.7                 2,517             6.14             4.8
        2004              9       1,041,000              9.4                 3,859             3.71             7.4
        2005              4          34,000              0.3                   295             8.68             0.6
        2006              3         227,000              2.0                 1,050             4.63             2.0
        2007              4         486,000              4.4                 1,524             3.14             2.9
     Thereafter           2         115,000              1.0                   537             4.67             1.0
                        ---       ---------            -----               -------          -------           -----
 Total or average       730      11,122,000            100.0%              $51,927          $  4.67           100.0%
                        ===      ==========            =====               =======          =======           =====

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings -- NA
Item 2. Changes in Securities and Use of Proceeds --
      (c) In connection with the acquisition of real estate, the Operating Partnership frequently issues Common Units to sellers of real estate in reliance on exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"). During the quarter ended June 30, 1998, the Operating Partnership issued 167,197 Common Units in offerings exempt from the registration requirements of the Securities Act. The Operating Partnership exercised reasonable care to assure that each of the offerees of Common Units during the quarter ended June 30, 1998 were "accredited investors" under Rule 501 of the Securities Act and that the investors were not purchasing the Common Units with a view to their distribution. Specifically, the Operating Partnership relies on the exemptions provided by Section 4(2) of the Securities Act or Rule 506 of the rules promulgated by the Commission under the Securities Act.
Item 3. Defaults Upon Senior Securities -- NA
Item 4. Submission of Matters to a Vote of Security Holders -- NA
Item 5. Other Information -- NA
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


                                        HIGHWOODS REALTY LIMITED PARTNERSHIP


                                        By: Highwoods Properties, Inc.,
                                           its general partner
                                           By:


                                       /s/          RONALD P. GIBSON
                                      ----------------------------------------
                                                    Ronald P. Gibson
                                        President and Chief Executive Officer

                                     /s/          CARMAN J. LIUZZO
                                      ----------------------------------------
                                                  Carman J. Liuzzo
                                              Chief Financial Officer
                                           (Principal Accounting Officer)

Date: August 14, 1998

                                 EXHIBIT INDEX



 Exhibit No.              Description
-------------             -----------
       3       (1)        Amended and Restated Articles of Incorporation of the Company
      4.1      (2)        Form of certificate representing 8% Series D Cumulative Redeemable Preferred Shares
      4.2      (2)        Deposit Agreement, dated April 23, 1998, between the Company and First Union National
                          Bank, as preferred share depositary
      4.3      (2)        Form of Depositary Receipt evidencing the Depositary Shares that each represent  1/10 of an
                          8% Series D Cumulative Redeemable Preferred Share
      4.4      (2)        Amendment to Amended and Restated Agreement of Limited Partnership of the Operating
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