Form 10-K405
period 1998-12-31
HIGHWOODS REALTY LTD PARTNERSHIP
filed 1999-03-31
CIK 941713

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
     For the fiscal year ended December 31, 1998

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
     For the transition period from        to

Commission file number 000-21731


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

                                     NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The aggregate value of the Common Units held by nonaffiliates of the registrant (based on the closing price on the New York Stock Exchange of a share of Common Stock of Highwoods Properties, Inc., the general partner of the registrant) on March 19, 1999 was $205,858,115.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of Highwoods Properties, Inc. in connection with its Annual Meeting of Shareholders to be held June 2, 1999 are incorporated by reference in Part III Items 10, 11 and 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     HIGHWOODS REALTY LIMITED PARTNERSHIP


                               TABLE OF CONTENTS



 Item No.                                                                                   Page No.
----------                                                                                 ---------
                  PART I
  1.         Business ..................................................................   3
  2.         Properties ................................................................   10
  3.         Legal Proceedings .........................................................   15
  4.         Submission of Matters to a Vote of Security Holders .......................   15
    X.       Executive Officers of the Registrant ......................................   16
                  PART II
  5.         Market for Registrant's Equity and Related Security Holder Matters ........   17
  6.         Selected Financial Data ...................................................   17
  7.         Management's Discussion and Analysis of Financial Condition and Results
             of Operations .............................................................   19
   7A.       Quantitative and Qualitative Disclosures About Market Risk ................   28
  8.         Financial Statements and Supplementary Data ...............................   29
  9.         Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ......................................................   30
                  PART III
 10.         Directors and Executive Officers of the Registrant ........................   30
 11.         Executive Compensation ....................................................   30
 12.         Security Ownership of Certain Beneficial Owners and Management ............   30
 13.         Certain Relationships and Related Transactions ............................   30
                  PART IV
 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........   31

                                     PART I

     We refer to (1) Highwoods Properties, Inc. as the "Company," (2) Highwoods Realty Limited Partnership (formerly Highwoods/Forsyth Limited Partnership) as the "Operating Partnership," (3) the Company's common stock as "Common Stock" and (4) the Operating Partnership's common partnership interests as "Common Units."


ITEM 1. BUSINESS

General

     The Operating Partnership is managed by its general partner, the Company, a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Originally founded to oversee the development, leasing and management of the 201-acre Highwoods Office Center in Raleigh, North Carolina, we have since evolved into one of the largest owners and operators of surburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 1998, we

   o owned or had a majority interest in 658 in-service office, industrial and retail properties, encompassing approximately 44.6 million rentable square feet and 2,325 apartment units;

   o owned an interest (50% or less) in 18 in-service office and industrial properties, encompassing approximately 1.6 million rentable square feet;

   o owned 1,417 acres (and had agreed to purchase an additional 626 acres) of undeveloped land suitable for future development; and

   o were developing an additional 59 properties, which will encompass approximately 6.9 million rentable square feet.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 1998, the Company owned 86% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's Common Stock or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

     We also provide leasing, property management, real estate development, construction and miscellaneous services for our properties as well as for third parties. We conduct our third-party, fee-based services through Highwoods Services, Inc., a subsidiary of the Operating Partnership, and through Highwoods/Tennessee Properties, Inc., a wholly owned subsidiary of the Company.


     The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604, and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets.


Operating Strategy

     Diversification. Since our formation in 1994, we have significantly reduced our dependence on any particular market, property type or tenant. For example, our in-service portfolio has expanded from 41 North Carolina office properties (40 of which were in the Research Triangle area of North Carolina) to 676 office, industrial and retail properties and 2,325 apartment units in 20 markets in the Southeast and Midwest.

     Development and Acquisition Opportunities. We generally seek to engage in the development of office and industrial projects in our existing geographic markets, primarily in suburban business parks. We intend to focus our development efforts on build-to-suit projects and projects where we have identified sufficient demand. In build-to-suit development, the building is significantly pre-leased to one or more tenants prior to construction. Build-to-suit projects often foster strong long-term relationships with tenants, creating future development opportunities as the facility needs of tenants increase. We believe our commercially zoned and unencumbered development land in existing business parks is an advantage we have over many of our competitors in pursuing development opportunities.

     We also seek to acquire selective suburban office and industrial properties in our existing geographic markets at prices below replacement cost that offer attractive returns. These would include acquisitions of underperforming, high quality properties in our existing markets that offer us opportunities to improve such properties' operating performance.

     Managed Growth Strategy. Our strategy has been to focus our real estate activities in markets where we believe our extensive local knowledge gives us a competitive advantage over other real estate developers and operators. As we expanded into new markets, we continued to maintain this localized approach by combining with local real estate operators with many years of development and management experience in their respective markets. Approximately three-quarters of our properties were either developed by us or are managed on a day-to-day basis by personnel who previously managed, leased and/or developed those properties before their acquisition by us.

     Our development and acquisition activities also benefit from our local market presence and knowledge. Our property-level officers have on average more than 20 years of real estate experience in their respective markets. Because of this experience, we are in a better position to evaluate acquisition and development opportunities. In addition, our relationships with our tenants and those tenants at properties for which we conduct third-party, fee-based services may lead to development projects when these tenants seek new space.

     Efficient, Customer Service-Oriented Organization. We provide a complete line of real estate services to our tenants and third parties. We believe that our in-house development, acquisition, construction management, leasing and management services allow us to respond to the many demands of our existing and potential tenant base. We provide our tenants cost-effective services, such as build-to-suit construction and space modification, including tenant improvements and expansions. In addition, the breadth of our capabilities and resources provides us with market information not generally available. We believe that the operating efficiencies achieved through our fully integrated organization also provide a competitive advantage in setting our lease rates and pricing other services.

     Flexible and Conservative Capital Structure. We are committed to maintaining a flexible and conservative capital structure that: (1) allows growth through development and acquisition opportunities; (2) promotes future earnings growth; and (3) provides access to the private and public equity and debt markets on favorable terms. Accordingly, we expect to meet our long-term liquidity requirements, including funding our existing and future development activity, through a combination of:

     o borrowings under our unsecured revolving credit facility;

     o the issuance of unsecured debt securities;

     o borrowings of secured debt;

     o the issuance of equity securities by both the Company and the Operating Partnership;

     o the selective disposition of non-core assets; and

     o the sale or contribution of certain of our wholly owned properties to strategic joint ventures to be formed with selected institutional investors.

Recent Developments

     Merger and Acquisition Activity. The following table summarizes the mergers and acquisitions completed during 1998:



                                                                     Acquisition
                                                          Building     Closing      Rentable      Initial
Property                      Location                    Type (1)      Date      Square Feet       Cost
----------------------------  -------------------------- ---------- ------------ ------------- -------------
                                                                       (dollars in thousands)
Stony Point                   Richmond                        O       01/21/98       117,000    $   12,750
Anchor Glass                  Tampa                           O       01/29/98       101,000        12,150
Garcia Portfolio              Tampa                           O       02/04/98     1,233,000       108,000
Alston & Bird                 Charlotte                       O       02/13/98        45,000         7,650
215 South Monroe              Tallahassee                     O       02/19/98       158,000        19,500
Sunset Station                Miami                           O       03/02/98        64,000         8,250
Landmark I & II               Orlando                         O       03/18/98       456,000        70,000
Triad Crow Portfolio          Atlanta                         O       03/26/98       471,000        63,930
University Research Center    Charlotte                       O       03/27/98       148,000        16,050
BTI Corporate Center          Research Triangle               O       03/27/98       163,000        19,950
4601 Park Square              Charlotte                       O       04/09/98       120,000        10,376
Merrill Lynch Building        Baltimore                       O       04/14/98       137,000        14,196
Clark Building                Baltimore                       O       04/16/98       110,000         9,897
Harrison Park                 Ft. Lauderdale                 O/I      04/17/98       643,000        34,000
770 Pelham Road               Greenville                      O       04/24/98        39,000         3,482
4000 Old Court Road           Baltimore                       O       04/28/98        42,000         6,024
Mallard Creek                 Charlotte                       O       05/13/98       143,000        12,500
Bayshore                      Tampa                           O       05/21/98        84,000        12,500
Shelton Portfolio             Piedmont Triad/Charlotte       O/I      05/22/98     4,583,000       162,000
Idlewild                      Tampa                           O       07/01/98        77,000         4,473
J.C. Nichols Portfolio        Kansas City/Des Moines       O/I/R/M    07/13/98     5,700,000       544,000
Sandlake                      Orlando                         O       07/21/98        42,000         5,050
Horizon One                   Hollywood                       O       07/27/98       100,000         7,000
Countryside Place             Clearwater                      O       07/30/98        54,000         4,500
Brandywine                    Tampa                          O/l      08/24/98        76,000         3,900
                                                                                   ---------    ----------
                                                                                  14,906,000    $1,172,128
                                                                                  ==========    ==========

----------
(1) O = Office
     I  = Industrial
     R = Retail
     M = Multifamily

     J.C. Nichols Transaction. On July 13, 1998, we completed our previously reported merger with J.C. Nichols Company, a Missouri real estate operating company, pursuant to a merger agreement dated December 22, 1997 and amended on April 29, 1998. Prior to consummation of the transaction, J.C. Nichols had been subject to the information requirements of the Securities Exchange Act of 1934 and, in accordance therewith, filed reports and other information with the SEC. As a result of the transaction, we own or have an ownership interest in 57 office, industrial and retail properties and 17 multifamily communities in the Kansas City metropolitan area. Also as a result of the transaction, we have an ownership interest in 22 office and industrial properties and one multifamily community in the Des Moines, Iowa, area.

     Under the terms of the merger agreement, the Company acquired all of the outstanding common stock, $.01 par value, of J.C. Nichols. Under the merger agreement, J.C. Nichols shareholders were entitled to receive either 2.03 shares of the Company's Common Stock or $65 in cash for each share of J.C. Nichols common stock. However, the merger agreement limited the aggregate cash payment to J.C.

Nichols shareholders to 40% of the total consideration. The exchange ratio reflects the average closing price of the Company's Common Stock over the 20 trading days preceding the closing date of the transaction. The transaction was valued at approximately $544 million and consisted of the issuance of approximately 5.63 million shares of the Company's Common Stock, the assumption of approximately $229 million of debt, the incurrence of approximately $15 million in transaction costs and a cash payment of approximately $120 million, net of cash acquired of approximately $59 million.


Joint Venture and Disposition Activity

     For a discussion of our joint venture and disposition activity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."


Development Activity

     The following table summarizes the 19 development projects placed in service during 1998:


     Placed In Service



                                                                Month
                                                  Building     Placed      Number of     Rentable     Initial
Name                         Location               Type     in Service   Properties   Square Feet    Cost(1)
---------------------------- ------------------- ---------- ------------ ------------ ------------- -----------
                                                                     (dollars in thousands)
Newpoint Place ............. Atlanta                  I       Jan-98           1          119,000    $4,605
Rexwoods Center V .......... Research Triangle        O       Jan-98           1           60,000     7,251
Airport Center II .......... Richmond                 I       Mar-98           1           72,000     3,274
Colonnade .................. Memphis                  O       Apr-98           1           89,000     9,296
Harpeth On The
  Green V .................. Nashville                O       Apr-98           1           65,000     6,228
Lakeview Ridge II .......... Nashville                O       Apr-98           1           61,000     5,854
Highwoods Five ............. Richmond                 O       Apr-98           1           71,000     6,585
Air Park South
  Warehouse I .............. Piedmont Triad           I       May-98           1          100,000     3,077
ClinTrials Research ........ Research Triangle        O       Jun-98           1          178,000    17,943
Markel-American ............ Richmond                 O       Jun-98           1          106,000    10,386
RMIC ....................... Piedmont Triad           O       Jun-98           1           90,000     7,225
Southpointe ................ Nashville                O       Jun-98           1          104,000     9,616
Network Construction ....... Piedmont Triad           O       Jul-98           1           13,000       733
BB&T ....................... Greenville               O       Sep-98           1           71,000     5,338
2400 Century Center ........ Atlanta                  O       Sep-98           1          135,000    14,921
Automatic Data
  Processing ............... Baltimore                O       Oct-98           1          110,000    12,200
Sabal Pavilion Phase I ..... Tampa                    O       Oct-98           1          121,000     8,609
Southwind Building C ....... Memphis                  O       Dec-98           1           74,000     5,764
Hard Rock Cafe ............. Orlando                  O       Dec-98           1           63,000     5,217
                                                                               -          -------   --------
Total ......................                                                  19        1,702,000   $144,122
                                                                              ==        =========   ========

----------
(1) Initial Cost includes estimated amounts required to complete the project, including tenant improvement costs.

     We had 47 suburban office properties, 10 industrial properties and two retail properties under development totaling 6.9 million rentable square feet of office and industrial space at December 31, 1998. The following table summarizes these development projects as of December 31, 1998:


     In-process



                                               Rentable    Estimated    Cost at     Pre-Leasing      Estimated      Estimated
          Name                Location       Square Feet     Costs     12/31/98   Percentage (1)    Completion   Stablization (2)
----------------------- ------------------- ------------- ----------- ---------- ----------------  ------------ -----------------
                                                                           (dollars in thousands)
Office:
Highwoods Center I
 @ Tradeport            Atlanta                45,000     $  3,717    $  1,610          100%            1Q99            1Q99
Highwoods Center II
 @ Tradeport            Atlanta                53,000        4,825         650           56             4Q99            2Q00
Peachtree Corner        Atlanta               109,000        9,238       2,114            0             4Q99            3Q00
Highwoods I             Baltimore             125,000       15,300       2,973            0             2Q99            4Q99
Mallard Creek V         Charlotte             118,000       12,262       3,289            0             4Q99            4Q00
Parkway Plaza 11        Charlotte              32,000        2,600       1,946           58             1Q99            3Q99
Parkway Plaza 12        Charlotte              22,000        1,800       1,282            0             1Q99            4Q99
Parkway Plaza 14        Charlotte              90,000        7,690       1,834           53             2Q99            1Q00
Lakefront Plaza I       Hampton Roads          76,000        7,477       2,977           20             2Q99            1Q00
Belfort Park C1         Jacksonville           54,000        4,830       1,028            0             3Q99            2Q00
Belfort Park C2         Jacksonville           31,000        2,730         907            0             3Q99            2Q00
Velencia Place          Kansas City           241,000       34,020       6,814           41             1Q00            1Q00
Southwind Building D    Memphis                64,000        6,800       1,918           20             2Q99            4Q99
Caterpillar Financial
 Center                 Nashville             313,000       54,000      12,255           77             1Q00            2Q00
Lakeview Ridge III      Nashville             131,000       13,100       6,813           88             2Q99            2Q99
Westwood South          Nashville             125,000       13,530       5,345           53             3Q99            1Q00
C N A Maitland III      Orlando                78,000        9,885       2,703          100             2Q99            2Q99
Capital Plaza           Orlando               341,000       53,000       9,223           30             1Q00            4Q01
Concourse Center
 One                    Piedmont Triad         86,000        8,400       3,781           25             2Q99            1Q00
3737 Glenwood
 Avenue                 Research Triangle     107,000       16,700       5,287           56             3Q99            1Q00
4101 Research
 Commons                Research Triangle      73,000        9,311       1,691           35             3Q99            2Q00
Capital One Bldg 1      Richmond              124,000       13,728         395          100             2Q99            2Q99
Capital One Bldg 2      Richmond               46,000        4,752          --          100             3Q99            3Q99
Capital One Bldg 3      Richmond              124,000       13,728          --          100             4Q99            4Q99
Eastshore II            Richmond               76,000        7,842       6,976          100             1Q99            2Q99
Highwoods Common        Richmond               49,000        4,840       2,912          100             2Q99            2Q99
Stony Point II          Richmond              133,000       13,881       8,700           35             2Q99            4Q99
Highwoods Square        South Florida          93,000       12,500       7,266           42             1Q99            4Q99
Sportsline USA          South Florida          80,000       10,000       2,576          100             3Q99            3Q99
Intermedia Building 1   Tampa                 200,000       27,040         204          100             1Q00            1Q00
Intermedia Building 2   Tampa                  30,000        4,056          39          100             1Q00            1Q00
Intermedia Building 3   Tampa                 170,000       22,984          44          100             1Q00            1Q00
Intermedia Building 4   Tampa                 200,000       29,219          --          100             2Q00            2Q00
Intermedia Building 5   Tampa                 200,000       29,219          --          100             3Q01            3Q01
Interstate Corporate
 Center(3)              Tampa                 325,000       15,600      14,862           90             1Q99            2Q99
Lakepoint II            Tampa                 225,000       34,106       3,060           52             4Q99            4Q00
                                              -------     --------    --------          ---
In-Process Office Total
or Weighted Average                         4,389,000     $534,710    $123,474           63%
                                            =========     ========    ========          ===


----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.
(3) Redevelopment project.

In-process continued


Name                                                     Location
---------------------------------------------------- ----------------
Industrial:
Bluegrass Lakes I                                      Atlanta
Chastain III                                           Atlanta
Newpoint II                                            Atlanta
Air Park South
  Warehouse VI                                         Piedmont Triad
HIW Distribution
  Center                                               Richmond
In-Process Industrial Total
or Weighted Average
Retail:
Seville Square                                         Kansas City
Valencia Place                                         Kansas City
In-Process Retail Total
or Weighted Average
Total or Weighted Average
of all In-Process
Development Projects
----------

(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.



                                                         Rentable      Estimated    Cost at
 Name                                                   Square Feet       Costs     12/31/98
----------------------------------------------------- -------------    ----------- ----------
                                                             (dollars in thousands)
Industrial:
Bluegrass Lakes I                                       112,000       $   4,700    $  2,999
Chastain III                                             54,000           2,098       1,753
Newpoint II                                             131,000           5,167       1,767
Air Park South
  Warehouse VI                                          189,000           8,000       5,537
HIW Distribution
  Center                                                166,000           5,764       6,495
                                                        -------         --------    --------
In-Process Industrial Total
or Weighted Average                                     652,000      $   25,729    $ 18,551
                                                        =======         ========    ========
Retail:
Seville Square                                          119,000      $   32,100    $ 20,393
Valencia Place                                           81,000          14,362          --
                                                        -------        --------    --------
In-Process Retail Total
or Weighted Average                                     200,000      $   46,462    $ 20,393
                                                        =======        ========    ========
Total or Weighted Average
of all In-Process
Development Projects                                  5,241,000        $606,901    $162,418
                                                      =========        ========    ========

----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.




                                          Pre-Leasing         Estimated
           Name                          Percentage (1)       Completion
--------------------------------------- ----------------     ------------
                                              (dollars in thousands)
Industrial:
Bluegrass Lakes I                                100%         1Q99
Chastain III                                     100          4Q98
Newpoint II                                       27          3Q99
Air Park South Warehouse VI                      100          1Q99
HIW Distribution Center                           23          1Q99
                                                 ---
In-Process Industrial Total or Weighted Average   66%
                                                 ===
Retail:
Seville Square                                    75%         2Q99
Valencia Place                                    50          1Q00
                                                 ---
In-Process Retail Totalor Weighted Average        65%
                                                 ===
Total or Weighted Average of all In-Process
Development Projects                              64%
                                                 ===


----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.



                                                       Estimated
Name                                               Stablization (2)
-------------------------------------------------- -----------------
                                                      (dollars in
                                                       thousands)
Industrial:
Bluegrass Lakes I                                        1Q99
Chastain III                                             1Q99
Newpoint II                                              2Q00
Air Park South Warehouse IV                              1Q99
HIW Distribution Center                                  4Q99
In-Process Industrial Total
or Weighted Average Retail:
Seville Square                                           3Q99
Valencia Place                                           1Q00
In-Process Retail Total  or Weighted Average
Total or Weighted Average of all In-Process
Development Projects
----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95%
    occupied or one year from the date of completion.

Completed-Not Stabilized



  Name                                              Location
-----------------------------------------------------------------
Office:
Ridgefield III                                       Asheville
10 Glenlakes                                          Atlanta
Patewood VI                                          Greenville
Cool Springs I                                       Nashville
C N A Maitland I                                      Orlando
C N A Maitland II                                     Orlando
Highwoods Centre                                 Research Triangle
Overlook                                         Research Triangle
Red Oak                                          Research Triangle
Situs II                                         Research Triangle
Highwoods Centre                                   Hampton Roads
Completed-Not Stabilized Office
Total or Weighted Average
Industrial:
Chastain II                                           Atlanta
Newpoint III                                          Atlanta
Tradeport 1                                           Atlanta
Tradeport 2                                           Atlanta
Air Park South  Warehouse II                       Piedmont Triad
Completed-Not Stabilized Industrial
Total or Weighted Average
Total or Weighted Average of
all Completed-Not Stabilized
Development Projects
Total or Weighted Average of
all Development Projects
----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.



                                               Rentable     Estimated    Cost at
Name                                          Square Feet      Costs     12/31/98
-------------------------------------------- -------------  ----------- ----------
                                                     (dollars in thousands)
Office:
Ridgefield III                                   57,000        $ 5,500     $  4,870
10 Glenlakes                                    254,000         35,100      23,560
Patewood VI                                     107,000         11,400      10,203
Cool Springs I                                  153,000         16,800      13,778
C N A Maitland I                                180,000         24,400      19,450
C N A Maitland II                                50,000          4,950       4,670
Highwoods Centre                                 76,000          8,300       7,673
Overlook                                         97,000         10,500       8,070
Red Oak                                          65,000          6,000       4,125
Situs II                                         59,000          6,300       5,504
Highwoods Centre                                 98,000          9,925       7,473
                                                -------       --------    --------
Completed-Not Stabilized Office
Total or Weighted Average                     1,196,000       $139,175    $109,376
                                              =========       ========    ========
Industrial:
Chastain II                                      67,000          2,602       2,502
Newpoint III                                     84,000          3,000       3,463
Tradeport 1                                      87,000          3,100       2,529
Tradeport 2                                      87,000          3,100       2,529
Air Park South Warehouse II                     136,000          4,200       3,012
                                              ---------       --------    --------
Completed-Not Stabilized Industrial
Total or Weighted Average                       461,000        $16,002    $ 14,035
                                                              ========    ========
Total or Weighted Average of
all Completed-Not Stabilized
Development Projects                          1,657,000       $155,177    $123,411
                                              =========       ========    ========
Total or Weighted Average of
all Development Projects                      6,898,000       $762,078    $285,829
                                              =========       ========    ========


----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.



                                                       Percent
                                                       leased/
 Name                                                  Pre-leased (1)   Completion
------------------------------------------------------ ---------------   ------------
                                                          (dollars in  thousands)
Office:
Ridgefield III                                             37%         3Q98
10 Glenlakes                                               75          4Q98
Patewood VI                                                92          3Q98
Cool Springs I                                             50          3Q98
C N A Maitland I                                          100          4Q98
C N A Maitland II                                         100          3Q98
Highwoods Centre                                           93          4Q98
Overlook                                                   88          4Q98
Red Oak                                                    75          4Q98
Situs II                                                   77          3Q98
Highwoods Centre                                           50          4Q98
                                                          ---
Completed-Not Stabilized Office
Total or Weighted Average                                  77%
                                                          ===
Industrial:
Chastain II                                               100%         3Q98
Newpoint III                                              100          4Q98
Tradeport 1                                                71          3Q98
Tradeport 2                                                72          3Q98
Air Park South Warehouse II                               100          4Q98
                                                          ---
Completed-Not Stabilized Industrial
Total or Weighted Average                                 89%
                                                          ===
Total or Weighted Average of
all Completed-Not Stabilized
Development Projects                                      80%
                                                          ===
Total or Weighted Average of
all Development Projects                                  67%
                                                          ===

----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.



                                                                 Estimated
 Name                                                         Stablization (2)
------------------------------------------------------------ -----------------
                                                                (dollars in
                                                                 thousands)
Office:
Ridgefield III                                                     4Q99
10 Glenlakes                                                       4Q99
Patewood VI                                                        1Q99
Cool Springs I                                                     2Q99
C N A Maitland I                                                   1Q99
C N A Maitland II                                                  1Q99
Highwoods Centre                                                   1Q99
Overlook                                                           2Q99
Red Oak                                                            2Q99
Situs II                                                           2Q99
Highwoods Centre                                                   4Q99
Completed-Not Stabilized Office
Total or Weighted Average
Industrial:
Chastain II                                                        1Q99
Newpoint III                                                       1Q99
Tradeport 1                                                        1Q99
Tradeport 2                                                        2Q99
Air Park South
  Warehouse II                                                     3Q99
Completed-Not Stabilized Industrial
Total or Weighted Average
Total or Weighted Average of
all Completed-Not Stabilized
Development Projects
Total or Weighted Average of
all Development Projects
----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at
    least 95% occupied or one year from the date of completion.

Development Analysis



                                            Rentable        Estimated       Pre-Leasing
                                          Square Feet         Costs        Percentage (1)
                                         ------------- ------------------ ---------------
                                                      (dollars in thousands)
Summary By Estimated Stablization Date:
First Quarter 1999                       1,051,000     $ 76,267                     96%
Second Quarter 1999                      1,244,000      107,695                     85
Third Quarter 1999                         413,000       53,652                     90
Fourth Quarter 1999                      1,136,000      120,298                     46
First Quarter 2000                       1,206,000      156,259                     62
Second Quarter 2000                        855,000      110,082                     62
Third Quarter 2000                         109,000        9,238                     --
Fourth Quarter 2000                        343,000       46,368                     34
Third Quarter 2001                         200,000       29,219                    100
Fourth Quarter 2001                        341,000       53,000                     30
                                         ---------     --------                    ---
Total or Weighted Average                6,898,000     $762,078                     67%
                                         =========     ========                    ===
Summary by Market:
Asheville                                   57,000     $  5,500                     37%
Atlanta                                  1,083,000       76,647                     68
Baltimore                                  125,000       15,300                     --
Charlotte                                  262,000       24,352                     25
Greenville                                 107,000       11,400                     92
Hampton Roads                              174,000       17,402                     37
Jacksonville                                85,000        7,560                     --
Kansas City                                441,000       80,482                     52
Memphis                                     64,000        6,800                     20
Nashville                                  722,000       97,430                     69
Orlando                                    649,000       92,235                     63
Piedmont Triad                             411,000       20,600                     84
Research Triangle                          477,000       57,111                     70
Richmond                                   718,000       64,535                     70
South Florida                              173,000       22,500                     69
Tampa                                    1,350,000      162,224                     90%
                                         ---------     --------                    ---
Total or Weighted Average                6,898,000     $762,078                     67%
                                         =========     ========                    ===
Build-to-suit                            1,432,000     $189,011                    100%
Multi-tenant                             5,466,000      573,067                     59
                                         ---------     --------                    ---
Total or Weighted Average                6,898,000     $762,078                     67%
                                         =========     ========                    ===
                                           Average                           Average
                                           Rentable        Average             Pre-
                                         Square Feet   Estimated Costs      Leasing(1)
                                         ------------- ------------------   ----------
Average Per Property Type:
Office                                     118,830     $ 14,338                     66%
Industrial                                 111,300        4,173                     75
Retail                                     100,000       23,231                     65
                                         ---------     --------             ----------
Weighted Average                           116,915     $ 12,917                     67%
                                         =========     ========             ==========

----------
(1) Includes the effect of letters of intent.


Competition
     Our properties compete for tenants with similar properties located in our markets primarily on the basis of location, rent charged, services provided and the design and condition of the facilities. We also compete with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire and develop properties.


Employees
     As of December 31, 1998, the Company employed 691 persons, as compared to 476 at December 31, 1997. As of December 31, 1998, the Operating Partnership employed 609 persons, as compared to 468 persons at December 31, 1997. These increases are primarily a result of our expansion within our existing markets and into the Kansas City metropolitan area and Des Moines, Iowa.


ITEM 2. PROPERTIES

General

     As of December 31, 1998, we owned or had a majority interest in 658 in-service office, industrial and retail properties, encompassing approximately
44.6 million rentable square feet and 2,325 apartment units. The following table sets forth certain information about our majority-owned in-service properties at December 31, 1998 in each of our 20 markets:


                                                                         Percentage of December 1998 Rental Revenue
                               Rentable                          ----------------------------------------------------------
                              Square Feet (1)   Occupancy (2)    Office    Industrial   Retail   Multi-Family     Total
                            ------------------ --------------- ---------- ------------ --------  -------------- ----------
Research Triangle .........      5,095,000            92%          12.6%       0.3%        --       --          12.9%
Tampa .....................      4,651,000            92           11.2        0.4         --       --          11.6
Kansas City ...............      3,052,000(3)         93            3.0        0.3        4.8%     3.1%         11.2
Atlanta ...................      5,495,000            94            8.2        2.0         --      10.2
Piedmont Triad ............      5,069,000            97            5.7        4.3         --       --          10.0
South Florida .............      3,182,000            92            8.1        0.6         --       --           8.7
Orlando ...................      2,546,000            94            6.3         --         --       --           6.3
Nashville .................      2,052,000            93            5.0        0.6         --       --           5.6
Richmond ..................      1,633,000            93            3.8        0.2         --       --           4.0
Charlotte .................      2,043,000            95            3.4        0.5         --       --           3.9
Jacksonville ..............      1,482,000            93            3.2         --         --       --           3.2
Greenville ................      1,113,000            95            2.4        0.2         --       --           2.6
Memphis ...................        779,000            98            2.6         --         --       --           2.6
Baltimore .................        763,000            95            2.1         --         --       --           2.1
Des Moines ................        410,000            97            1.2         --         --      0.6           1.8
Tallahassee ...............        410,000            97            1.2         --         --       --           1.2
Columbia ..................        425,000            96            1.2         --         --       --           1.2
Hampton Roads .............        266,000            98            0.4        0.1         --       --           0.5
Asheville .................        124,000           100            0.2        0.1         --       --           0.3
Ft. Myers .................         52,000            64            0.1         --         --       --           0.1
                                 -----------         ---           ----        ---        ---      ---         -----
                                44,642,000(3)         94%          81.9%       9.6%       4.8%     3.7%        100.0%
                                ============         ===           ====        ===        ===      ===         =====

----------
(1) Excludes 1,907 apartment units in Kansas City and 418 apartment units in Des Moines.
(2) Excludes Kansas City's apartment units occupancy of 96% and Des Moines' apartment units occupancy of 99%.
(3) Excludes 572,000 square feet of basement space.

     The following table sets forth certain information about the portfolio of our majority-owned in-service and development properties as of December 31, 1998 and 1997:


                                   December 31, 1998              December 31, 1997
                              ----------------------------   ---------------------------
                                                 Percent                       Percent
                                 Rentable        Leased/        Rentable       Leased/
                               Square Feet     Pre-Leased     Square Feet     Pre-leased
                              -------------   ------------   -------------   -----------
In-Service
  Office ..................    31,110,000           94%       23,842,000          94%
  Industrial ..............    11,871,000           93         6,879,000          93
  Retail ..................     1,661,000           92                --          --
                               ----------           --        ----------          --
   Total ..................    44,642,000           94%       30,721,000          94%
                               ==========           ==        ==========          ==
Under Development
Completed -- Not Stabilized
  Office ..................     1,196,000           77%               --          --
  Industrial ..............       461,000           89                --          --
  Retail ..................            --           --                --          --
                               ----------           --        ----------          --
   Total ..................     1,657,000           80%               --          --
                               ==========           ==        ==========          ==
In Process
  Office ..................     4,389,000           63%        2,688,000          43%
  Industrial ..............       652,000           66           585,000          26
  Retail ..................       200,000           65                --          --
                               ----------           --        ----------          --
   Total ..................     5,241,000           64%        3,273,000          40%
                               ==========           ==        ==========          ==
Total
  Office ..................    36,695,000                     26,530,000
  Industrial ..............    12,984,000                      7,464,000
  Retail ..................     1,861,000                             --
                               ----------                     ----------
   Total ..................    51,540,000                     33,994,000
                               ==========                     ==========

Tenants
     The following table sets forth information concerning the 20 largest tenants of our majority-owned in-service properties as of December 31, 1998:

                                                                                     Percent of Total
                                                  Number          Annualized            Annualized
Tenant                                          of Leases     Rental Revenue (1)      Rental Revenue
--------------------------------------------   -----------   --------------------   -----------------
                                                               (dollars in thousands)
 1. IBM ....................................        15             $ 14,422                 2.6%
 2. Federal Government .....................        64               13,991                 2.5
 3. Bell South .............................        56                9,693                 1.8
 4. The Racal Corporation ..................        12                6,878                 1.2
 5. US Airways .............................         9                6,513                 1.2
 6. AT&T ...................................         7                6,462                 1.2
 7. State of Florida .......................        27                6,341                 1.1
 8. Northern Telecom Inc.  .................         3                5,193                 0.9
 9. Sara Lee ...............................        10                4,953                 0.9
10. Sprint .................................        18                4,722                 0.9
11. NationsBank ............................        27                4,606                 0.8
12. Intermedia Communications ..............        17                4,361                 0.8
13. PricewaterhouseCoopers .................         6                3,793                 0.7
14. MCI Worldcom ...........................        28                3,693                 0.7
15. GTE ....................................         8                3,688                 0.7
16. Prudential .............................        20                3,632                 0.7
17. Blue Cross & Blue Shield of NC .........         8                3,343                 0.6
18. Travelers ..............................         5                3,122                 0.6
19. Lockheed Martin Corporation ............         2                2,949                 0.5
20. ClinTrials Research ....................         1                2,790                 0.5
                                                    --             --------                ----
     Total .................................       343             $115,145                20.9%
                                                   ===             ========                ====

----------
(1) Annualized Rental Revenue is December 1998 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

     The following tables set forth certain information about leasing activities at our majority-owned in-service properties (excluding apartment units) for the years ended December 31, 1998, 1997 and 1996.



                                                             1998
                                          -------------------------------------------
                                              Office       Industrial       Retail
                                          -------------- -------------- -------------
Net Effective Rents Related to
 Re-Leased Space:
Number of lease transactions (signed
 leases) ................................        1,042            207           26
Rentable square footage leased ..........    5,004,005      1,400,108       66,964
Average per rentable square foot over
 the lease term:
 Base rent ..............................  $    16.00      $    5.81       $ 14.81
 Tenant improvements ....................       ( 0.81)         (0.26)      ( 0.82)
 Leasing commissions ....................       ( 0.35)         (0.12)      ( 0.58)
 Rent concessions .......................       ( 0.03)         (0.00)      ( 0.26)
                                           -----------     ----------      -------
 Effective rent .........................  $    14.81      $    5.43       $ 13.15
 Expense stop (1) .......................       ( 4.25)         (0.37)      ( 0.84)
                                           -----------     ----------      -------
 Equivalent effective net rent ..........  $    10.56      $    5.06       $ 12.31
                                           ===========     ==========      =======
Average term in years ...................            5              3            6
                                           ===========     ==========      =======
Rental Rate Trends:
Average final rate with expense pass-
 throughs ...............................  $    14.12      $    5.39       $ 10.35
Average first year cash rental rate .....  $    15.12      $    5.58       $ 12.41
                                           -----------     ----------      -------
Percentage increase .....................         7.08%          3.53%       19.9  %
                                           ===========     ==========      =======
Capital Expenditures Related to
 Re-leased Space:
Tenant Improvements:
 Total dollars committed under
  signed leases .........................  $19,144,349     $1,226,526      $340,620
 Rentable square feet ...................    5,004,005      1,400,108       66,964
                                           -----------     ----------      --------
 Per rentable square foot ...............  $     3.83      $    0.88       $  5.09
                                           ===========     ==========      ========
Leasing Commissions:
 Total dollars committed under
  signed leases .........................  $ 8,348,495     $  558,840      $222,315
 Rentable square feet ...................    5,004,005      1,400,108       66,964
                                           -----------     ----------      --------
 Per rentable square foot ...............  $     1.67      $    0.40       $  3.32
                                           ===========     ==========      ========
Total:
 Total dollars committed under
  signed leases .........................  $27,492,844     $1,785,367      $562,935
 Rentable square feet ...................    5,004,005      1,400,108       66,964
                                           -----------     ----------      --------
 Per rentable square foot ...............  $     5.49      $    1.28       $  8.41
                                           ===========     ==========      ========



                                                      1997                          1996
                                          ----------------------------- -----------------------------
                                              Office       Industrial       Office       Industrial
                                          -------------- -------------- -------------- --------------
Net Effective Rents Related to
 Re-Leased Space:
Number of lease transactions (signed
 leases) ................................          520            241            306            240
Rentable square footage leased ..........    2,531,393      1,958,539      1,158,563      2,302,151
Average per rentable square foot over
 the lease term:
 Base rent ..............................  $    16.04      $    5.37      $   15.00      $    4.68
 Tenant improvements ....................       ( 1.06)         (0.22)        ( 0.93)         (0.15)
 Leasing commissions ....................       ( 0.39)         (0.13)        ( 0.31)         (0.10)
 Rent concessions .......................       ( 0.01)         (0.01)            --             --
                                           -----------     ----------     ----------     ----------
 Effective rent .........................  $    14.58      $    5.01      $   13.76      $    4.43
 Expense stop (1) .......................       ( 3.53)         (0.23)        ( 3.36)         (0.39)
                                           -----------     ----------     ----------     ----------
 Equivalent effective net rent ..........  $    11.05      $    4.78      $   10.40      $    4.04
                                           ===========     ==========     ==========     ==========
Average term in years ...................            4              3              4              2
                                           ===========     ==========     ==========     ==========
Rental Rate Trends:
Average final rate with expense pass-
 throughs ...............................  $    13.78      $    5.08      $   13.64      $    4.41
Average first year cash rental rate .....  $    14.76      $    5.37      $   14.46      $    4.68
                                           -----------     ----------     ----------     ----------
Percentage increase .....................         7.11%          5.71%          6.01%          6.12%
                                           ===========     ==========     ==========     ==========
Capital Expenditures Related to
 Re-leased Space:
Tenant Improvements:
 Total dollars committed under
  signed leases .........................  $11,443,099     $1,421,203     $4,496,523     $  685,880
 Rentable square feet ...................    2,531,393      1,958,539      1,158,563      2,302,151
                                           -----------     ----------     ----------     ----------
 Per rentable square foot ...............  $     4.52      $    0.73      $    3.88      $    0.30
                                           ===========     ==========     ==========     ==========
Leasing Commissions:
 Total dollars committed under
  signed leases .........................  $ 4,247,280     $  890,280     $1,495,498     $  470,090
 Rentable square feet ...................    2,531,393      1,958,539      1,158,563      2,302,151
                                           -----------     ----------     ----------     ----------
 Per rentable square foot ...............  $     1.68      $    0.45      $    1.29      $    0.20
                                           ===========     ==========     ==========     ==========
Total:
 Total dollars committed under
  signed leases .........................  $15,690,379     $2,311,483     $5,992,021     $1,155,970
 Rentable square feet ...................    2,531,393      1,958,539      1,158,563      2,302,151
                                           -----------     ----------     ----------     ----------
 Per rentable square foot ...............  $     6.20      $    1.18      $    5.17      $    0.50
                                           ===========     ==========     ==========     ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations for executed leases at our majority-owned in-service properties (excluding apartment units) as of December 31, 1998, assuming no tenant exercises renewal options.


Office Properties:




                                                                                         Average          Percentage of
                                                  Percentage of                           Annual           Leased Rents
                                 Rentable            Leased            Annual Rents     Rental Rate        Represented
               Number of       Square Feet        Square Footage          Under         Per Square              by
   Lease       Leases           Subject to        Represented by        Expiring          Footfor            Expiring
  Expiring     Expiring       Expiring Leases     Expiring Leases       Leases (1)     Expirations(1)        Leases
------------   -----------   -----------------   -----------------   --------------   -----------------   --------------
                                 (dollars in thousands, except per square foot amounts)
    1999          1,157           4,591,018             15.7%           $ 67,351          $14.67              14.9%
    2000            888           4,301,260             14.7              68,599           15.95              15.1
    2001            822           4,423,839             15.2              70,487           15.93              15.6
    2002            606           4,075,947             14.0              65,138           15.98              14.4
    2003            547           3,777,446             12.9              59,652           15.79              13.2
    2004            123           1,593,580              5.5              25,073           15.73               5.5
    2005             79           1,231,194              4.2              18,365           14.92               4.1
    2006             49           1,266,155              4.3              19,601           15.48               4.3
    2007             30             852,442              2.9              13,792           16.18               3.0
    2008             50           1,858,769              6.4              24,513           13.19               5.4
Thereafter           38           1,217,215              4.2              20,538           16.87               4.5
                  -----           ---------            -----            --------         -------             -----
                  4,389          29,188,865            100.0%           $453,109        $  15.52             100.0%
                  =====          ==========            =====            ========        ========             =====

Industrial Properties:



                                                                                         Average          Percentage of
                                                  Percentage of                           Annual           Leased Rents
                                 Rentable            Leased            Annual Rents     Rental Rate        Represented
               Number of       Square Feet        Square Footage          Under         Per Square              by
   Lease       Leases           Subject to        Represented by        Expiring          Footfor            Expiring
  Expiring     Expiring       Expiring Leases     Expiring Leases       Leases (1)     Expirations(1)        Leases
------------   -----------   -----------------   -----------------   --------------   ----------------- --------------
                                 (dollars in thousands, except per square foot amounts)
    1999           277            3,200,856             28.9%            $16,432           $5.13              30.7%
    2000           169            2,101,731             18.9              10,035            4.77              18.8
    2001           150            1,747,306             15.7               8,198            4.69              15.4
    2002            63            1,194,952             10.8               5,436            4.55              10.2
    2003            47              677,846              6.1               3,471            5.12               6.5
    2004            14            1,084,333              9.8               4,259            3.93               8.0
    2005            10              125,380              1.1                 906            7.23               1.7
    2006             2              196,600              1.8                 892            4.54               1.7
    2007             4              489,125              4.4               1,726            3.53               3.2
    2008             6              247,737              2.2               1,879            7.58               3.5
Thereafter           1               29,876              0.3                 166            5.56               0.3
                   ---            ---------            -----             -------          -------             -----
                   743           11,095,742            100.0%            $53,400           $4.81             100.0%
                   ===           ==========            =====             =======          =======             =====

----------
(1) Annual Rents Under Expiring Leases are December 1998 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

Retail Properties:




                                                                                         Average          Percentage of
                                                  Percentage of                           Annual           Leased Rents
                                 Rentable            Leased            Annual Rents     Rental Rate        Represented
               Number of       Square Feet        Square Footage          Under         Per Square              by
   Lease       Leases           Subject to        Represented by        Expiring          Footfor            Expiring
  Expiring     Expiring       Expiring Leases     Expiring Leases       Leases (1)     Expirations(1)        Leases
------------   -----------   -----------------   -----------------   --------------   -----------------  --------------
                                 (dollars in thousands, except per square foot amounts)
    1999           105             448,476              20.7%            $ 4,079          $9.10               15.5%
    2000            72             266,311              12.3               3,086          11.59               11.7
    2001            62             232,185              10.7               3,241          13.96               12.3
    2002            39             155,927               7.2               2,099          13.46                8.0
    2003            41             201,509               9.3               3,100          15.38               11.8
    2004            14             157,114               7.3               1,138           7.24                4.3
    2005            13              64,999               3.0               1,376          21.17                5.2
    2006             9             103,967               4.8               1,151          11.07                4.4
    2007             8              63,125               2.9                 987          15.64                3.7
    2008            14             105,765               4.9               2,333          22.06                8.8
Thereafter          21             363,400              16.9               3,784          10.41               14.3
                   ---             -------             -----             -------         -------              -----
                   398           2,162,778             100.0%            $26,374         $12.19              100.0%
                   ===           =========             =====             =======        =======              =====

Total:



                                                                                       Percentage of
                                                   Percentage of                       Leased Rents
                                  Rentable             Leased         Annual Rents      Represented
                Number of       Square Feet        Square Footage         Under             by
    Lease         Leases         Subject to        Represented by       Expiring         Expiring
  Expiring       Expiring     Expiring Leases     Expiring Leases      Leases (1)         Leases
------------   -----------   -----------------   -----------------   --------------   --------------
                       (dollars in thousands, except per square foot amounts)
    1999          1,539           8,240,350             19.4%           $ 87,862            16.5%
    2000          1,129           6,669,302             15.7              81,720            15.3
    2001          1,034           6,403,330             15.1              81,926            15.4
    2002            708           5,426,826             12.8              72,673            13.6
    2003            635           4,656,801             11.0              66,223            12.4
    2004            151           2,835,027              6.7              30,470             5.7
    2005            102           1,421,573              3.3              20,647             3.9
    2006             60           1,566,722              3.7              21,644             4.1
    2007             42           1,404,692              3.3              16,505             3.1
    2008             70           2,212,271              5.2              28,725             5.4
Thereafter           60           1,610,491              3.8              24,488             4.6
                  -----           ---------            -----            --------           -----
                  5,530          42,447,385            100.0%           $532,883           100.0%
                  =====          ==========            =====            ========           =====

----------
(1) Annual Rents Under Expiring Leases are December 1998 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

Development Land

     As of December 31, 1998, we owned 1,417 acres and had committed to purchase over the next four years an additional 626 acres of land for development. We estimate that we can develop approximately 22 million square feet of office, industrial and retail space on the development land.

     All of the development land is zoned and available for office, industrial or retail development, substantially all of which has utility infrastructure already in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us an advantage in our future development activities over other commercial real estate development companies in many of our markets. Any future development, however, is dependent on the demand for industrial or office space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the development land. In addition, if construction is undertaken on the development land, we will be subject to the risks associated with construction activities, including the risk that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense.


ITEM 3. LEGAL PROCEEDINGS

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company, (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of Section 14(a) of the Securities Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs seek equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiffs' allegations. We intend to vigorously defend this litigation and have filed a motion to dismiss all claims asserted against the defendants. Due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation. If this litigation is not resolved in our favor, it could have a material adverse effect on our business, financial condition and results of operations.

     In addition, we are a party to a variety of legal proceedings arising in the ordinary course of our business. We believe that we are adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse effect on our business, financial condition and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company is the sole general partner of the Operating Partnership. The following table sets forth certain information with respect to the Company's executive officers:



Name                      Age    Position and Background
----------------------   -----   ---------------------------------------------------------------------------
Ronald P. Gibson         54      Director, President and Chief Executive Officer. Mr. Gibson is one of our
                                 founders and has served as President or managing partner of our predecessor since its formation in 1978.
John L. Turner           52      Director, Vice Chairman of the Board of Directors and Chief Investment
                                 Officer. Mr. Turner co-founded the predecessor of Forsyth Properties in
                                 1975.
Edward J. Fritsch        40      Executive Vice President, Chief Operating Officer and Secretary.
                                 Mr. Fritsch joined us in 1982.
James R. Heistand        47      Director and Senior Vice President. Mr. Heistand is responsible for our operations in Florida. Mr. Heistand was the founder and president of
                                 Associated Capital Properties, Inc. prior to its merger with the Company.
Gene H. Anderson         53      Director and Senior Vice President. Mr. Anderson manages the operations of our Georgia properties. Mr. Anderson was the founder and president of Anderson Properties, Inc. prior to its merger with the Company.
Michael E. Harris        49      Senior Vice President. Mr. Harris is responsible for our operations in
                                 Tennessee, Missouri, Kansas and Maryland. Mr. Harris was executive vice president of Crocker Realty Trust prior to its merger with the Company.
                                 Before joining Crocker Realty Trust, Mr. Harris served as senior vice president, general counsel and chief financial officer of Towermarc
                                 Corporation, a privately owned real estate development firm.
Marcus H. Jackson        42      Senior Vice President. Mr. Jackson is responsible for our operations in
                                 Virginia, North Carolina and South Carolina. Prior to joining us in 1998,
                                 Mr. Jackson was senior vice president of Compass Development and
                                 Construction Services.
Carman J. Liuzzo         38      Vice President, Chief Financial Officer and Treasurer. Prior to joining us in 1994, Mr. Liuzzo was vice president and chief accounting officer for
                                 Boddie-Noell Enterprises, Inc. and Boddie-Noell Restaurant Properties,
                                 Inc. Mr. Liuzzo is a certified public accountant.
Mack D. Pridgen, III     49      Vice President and General Counsel. Prior to joining us in 1997,
                                 Mr. Pridgen was a partner with Smith Helms Mulliss & Moore, L.L.P.

     As we have expanded into new markets, we have sought to enter into business combinations with local real estate operators with many years of management and development experience in their respective markets. Messrs. Turner, Anderson and Heistand each joined us as executive officers as a result of such business combinations. Mr. Turner entered into a three-year employment contract with us in 1995 and Messrs. Anderson and Heistand each entered into a three-year employment contract with us in 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

Market Information and Distributions

     There is no established public trading market for the Common Units. The following table sets forth the cash distributions paid per Common Unit during each quarter. Comparable cash distributions are expected in the future. As of March 19, 1999, there were 203 record holders of Common Units (other than the Company).



Quarter                        1998             1997
Ended:                    Distributions     Distributions
----------------------   ---------------   --------------
March 31 .............       $  0.51          $  0.48
June 30 ..............          0.51             0.48
September 30 .........          0.54             0.51
December 31 ..........          0.54             0.51

Sales of Unregistered Securities

     In connection with the acquisition of real estate, the Operating Partnership frequently issues Common Units to sellers of real estate in reliance on exemptions from registration under the Securities Act of 1933. In connection with acquisitions in 1998, the Operating Partnership issued 718,245 Common Units in offerings exempt from the registration requirements of the Securities Act. We exercised reasonable care to assure that each of the offerees of Common Units in 1998 was an "accredited investor" under Rule 501 of the Securities Act and that the investors were not purchasing the Common Units with a view to their distribution. Specifically, we relied on the exemptions provided by Section 4(2) of the Securities Act or Rule 506 under the Securities Act.


ITEM 6. SELETED FINANCIAL DATA

     The following table sets forth selected financial and operating information for the Operating Partnership as of December 31, 1998, 1997, 1996, 1995 and 1994, for the years ended December 31, 1998, 1997, 1996, 1995, and for the period from June 14, 1994 (commencement of operations) to December 31, 1994. The following table also sets forth selected financial and operating information on a historical basis for the Highwoods Group (the predecessor to the Operating Partnership) for the period from January 1, 1994, to June 13, 1994. The pro forma operating data for the year ended December 31, 1994 assumes completion of the initial public offering and the Formation Transaction (defined below) as of January 1, 1994.

     Due to the impact of the initial formation of the Operating Partnership and the Company's initial public offering in 1994, the second and third offerings in1995 and the transactions more fully described in "Management's Discussion and Analysis -- Overview and Background," the historical results of operations for the year ended December 31, 1995 and the period from June 14, 1994 to December 31, 1994 may not be comparable to the current period results of operations.

               The Operating Partnership and the Highwoods Group

                                                                       Operating Partnership
                                         -----------------------------------------------------------------------------
                                                                                                       June 14, 1994
                                           Year Ended     Year Ended     Year Ended     Year Ended           to
                                          December 31,   December 31,   December 31,   December 31,     December 31,
                                              1998           1997           1996           1995            1994
                                         -------------- -------------- -------------- --------------   ---------------
                                                      (Dollars in thousands, except per share amounts)
Operating Data:
 Total revenue .........................  $   511,478    $   273,165    $   132,302    $   73,522      $    19,442
 Rental property
  operating expenses ...................      154,211         76,743         33,657        17,049(1)         5,110(1)
 General and
  administrative .......................       20,776         10,216          5,636         2,737              810
 Interest expense ......................       93,959         47,394         25,230        13,720            3,220
 Depreciation and amortization .........       91,397         47,260         21,105        11,082            2,607
                                         ------------    -----------    -----------    ------------     ------------
 Income before extraordinary
  item .................................      151,135         91,552         46,674        28,934            7,695
 Extraordinary item-loss
  on early extinguishment
  of debt ..............................         (387)        (6,945)        (2,432)       (1,068)          (1,422)
                                         ------------    -----------    -----------    ------------      ------------
 Net income ............................  $   150,748    $    84,607    $    44,242    $   27,866      $     6,273

 Dividends on preferred units ..........      (30,092)       (13,117)            --            --               --
                                         ------------    -----------    -----------    ------------      ------------
 Net income available for
  Common Unit holders ..................  $   120,656    $    71,490    $    44,242    $   27,866      $     6,273
                                         ============    ===========    ===========    ============      ============
 Net income per Common
  Unit -- basic ........................  $      1.88    $      1.54    $      1.48    $     1.49       $      .63
                                         ============    ===========    ===========    ============      ============
 Net income per Common
  Unit -- diluted ......................  $      1.87    $      1.53    $      1.47    $     1.48       $      .63
                                         ============    ===========    ===========    ============     ============
Balance Sheet Data
 (at end of period):
 Real estate, net of
  accumulated
  depreciation .........................  $ 3,891,883    $ 2,601,211    $ 1,364,606    $  593,066       $   207,976
                                         ------------    -----------    -----------    ------------     ------------
 Total assets ..........................    4,247,700      2,707,240      1,429,488       621,134           224,777
                                         ------------    -----------    -----------    ------------     ------------
 Total mortgages and
  notes payable ........................    1,906,216        978,558        555,876       182,736            66,864
                                         ------------    -----------    -----------    ------------     ------------
Other data:
 Number of in-service
  properties ...........................          658            481            292           191                44
                                         ------------    -----------    -----------    ------------     ------------
 Total rentable square
  feet .................................   44,642,000     30,721,000     17,455,000     9,215,000         2,746,000
                                         ============    ===========    ===========    ============     ============



               The Operating Partnership and the Highwoods Group


                                           Operating
                                          Partnership      Highwoods
                                           Pro Forma        Group
                                         -------------    January 1,
                                           Year Ended       1994 to
                                          December 31,     June 13,
                                              1994           1994
                                         -------------- --------------
Operating Data:
 Total revenue .........................   $  34,282      $   6,648
 Rental property
  operating expenses ...................       9,677(1)       2,596(2)
 General and
  administrative .......................       1,134            280
 Interest expense ......................       5,604          2,473
 Depreciation and amortization .........       4,638            835
                                           -----------    -----------
 Income before extraordinary
  item .................................      13,229            464
 Extraordinary item-loss
  on early extinguishment
  of debt ..............................          --             --
                                           -----------    -----------
 Net income ............................   $  13,229      $     464
                                                        ===========
 Dividends on preferred units ..........          --
                                           -----------
 Net income available for
  Common Unit holders ..................      13,229
                                           ===========
 Net income per Common
  Unit -- basic ........................   $    1.32
                                           ===========
 Net income per Common
  Unit -- diluted ......................   $    1.32
                                           ===========
Balance Sheet Data
 (at end of period):
 Real estate, net of
  accumulated
  depreciation .........................   $      --      $      --
                                           -----------    -----------
 Total assets ..........................          --             --
                                           -----------    -----------
 Total mortgages and
  notes payable ........................          --             --
                                           -----------    -----------
Other data:
 Number of in-service
  properties ...........................          --             14
                                           -----------    -----------
 Total rentable square
  feet .................................          --        817,000
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Background

     The Highwoods Group (the predecessor to the Operating Partnership) was comprised of 13 office properties and one warehouse facility (the "Highwoods-Owned Properties"), 94 acres of development land and the management, development and leasing business of Highwoods Properties Company ("HPC"). On June 14, 1994, following completion of the Company's initial public offering, the Company, through a business combination involving entities under varying common ownership, succeeded to the Highwoods-Owned Properties, HPC's real estate business and 27 additional office properties owned by unaffiliated parties (such combination being referred to as the "Formation Transaction"). The Company is the sole general partner of the Operating Partnership. The Operating Partnership owns the Company's interests in the properties and conducts substantially all of its operations. We acquired three additional properties in 1994 after the Formation Transaction.

     In February 1995, we expanded into other North Carolina markets and diversified our portfolio to include industrial and service center properties with our $170 million, 57-property business combination with Forsyth Partners. During 1995, we acquired an aggregate of 144 properties, encompassing 6,357,000 square feet, at an initial cost of $369.9 million.

     In September 1996, we acquired 5.7 million rentable square feet of office and service center space through our $566 million merger with Crocker Realty Trust, Inc. During 1996, we acquired an aggregate of 91 properties, encompassing 7,325,500 square feet, at an initial cost of $704.0 million.

     In October 1997, we acquired 6.4 million rentable square feet of office space through our $617 million merger with Associated Capital Properties, Inc. During 1997, we acquired an aggregate of 176 properties, encompassing 12.8 million rentable square feet, at an initial cost of $1.1 billion.

     During 1998, we acquired an aggregate of 186 properties, encompassing 14.9 million square feet and 2,325 apartment units, at an initial cost of $1.2 billion. See "Business -- Recent Developments" for a table summarizing all mergers and acquisitions completed during 1998.

     This information should be read in conjunction with the accompanying consolidated financial statements and the related notes thereto.


Results of Operations


  Comparison of 1998 to 1997. Revenue from rental operations increased $229.8 million, or 86.1%, from $266.9 million for the year ended December 31, 1997 to $496.7 million for the year ended December 31, 1998. The increase is a result of our acquisition and development activity in 1997 and 1998. In total, we acquired 186 office, industrial and retail properties, encompassing 14.9 million square feet and 2,325 apartment units during 1998. Same property revenues, which are the revenues of the 282 in-service properties (encompassing 16.7 million square feet) owned on January 1, 1997 and December 31, 1998, increased 4.7% for the year ended December 31, 1998, compared to the year ended December 31, 1997.

     During 1998, 1,312 leases, representing 6.4 million square feet of office, industrial and retail space, were executed at an average rate per square foot which was 6.8% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $7.0 million from $6.2 million in 1997 to $13.2 million in 1998. The increase is primarily related to an increase in interest income as we maintained a higher cash position. We also generated additional management fees, development fees and leasing commissions in 1998. The Operating Partnership generated $650,000 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols.

     Rental operating expenses increased $77.5 million, or 101.0%, from $76.7 million in 1997 to $154.2 million in 1998. Rental expenses as a percentage of related rental revenues increased from 28.7% in

1997 to 31.0% in 1998. The increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer triple net lease pass-throughs.

     Depreciation and amortization for the years ended December 31, 1998 and 1997 were $91.4 million and $47.3 million, respectively. The increase of $44.1 million, or 93.2%, is due to an average increase in depreciable assets and deferred leasing costs. Interest expense increased $46.6 million, or 98.3%, from $47.4 million in 1997 to $94.0 million in 1998. The increase is attributable to an average increase in outstanding debt related to our acquisition and development activities. Interest expense for the years ended December 31, 1998 and 1997 included $2.6 million and $2.3 million, respectively, of amortization of noncash deferred financing costs and of the costs related to our interest rate hedge contracts. General and administrative expenses increased from 3.8% of total rental revenue in 1997 to 4.2% in 1998.

     Net income before extraordinary item equaled $151.1 million and $91.6 million for the years ended December 31, 1998 and 1997, respectively. The Operating Partnership incurred an extraordinary loss in the first quarter of 1997 of $3.3 million related to the early extinguishing of debt assumed in the acquisition of the Anderson Properties and Century Center portfolios. The Operating Partnership also recorded $30.1 million and $13.1 million in preferred unit dividends for the years ended December 31, 1998 and 1997, respectively.


  Comparison of 1997 to 1996. Revenue from rental operations increased $140.9 million, or 111.8%, from $126.0 million in 1996 to $266.9 million in 1997. The increase is primarily a result of revenue from newly acquired and developed properties as well as acquisitions completed in 1996 which only contributed partially in 1996. Interest and other income decreased 1.6% from $6.3 million in 1996 to $6.2 million in 1997. Lease termination fees and third-party income accounted for a majority of such income in 1997 while excess cash invested in 1996 from two offerings of Common Stock during the summer of 1996, raising total net proceeds of approximately $293 million, accounted for a majority of such income in 1996.

     Rental operating expenses increased $43.0 million, or 127.6%, from $33.7 million in 1996 to $76.7 million in 1997. The increase is due to the net addition of 13.3 million square feet to the in-service portfolio in 1997 as well as acquisitions completed in 1996 which only contributed partially in 1996. Rental expenses as a percentage of related rental revenues increased from 26.7% for the year ended December 31, 1996, to 28.7% for the year ended December 31, 1997. The increase is a result of an increase in the percentage of office properties in the portfolio which have fewer triple net lease pass-throughs.

     Depreciation and amortization for the years ended December 31, 1997, and 1996 was $47.3 million and $21.1 million, respectively. The increase of $26.2 million, or 124.2%, is due to an average increase in depreciable assets of 103.5%. Interest expense increased 88.1%, or $22.2 million, from $25.2 million in 1996 to $47.4 million in 1997. The increase is attributable to the increase in outstanding debt related to our acquisition and development activity. Interest expense for the years ended December 31, 1997 and 1996 included $2.3 million and $1.9 million, respectively, of noncash deferred financing costs and amortization of the costs related to our interest rate hedge contracts.

     General and administrative expenses decreased from 4.4% of rental revenue in 1996 to 3.8% in 1997. The decrease is attributable to the realization of synergies from our growth in 1997. Duplication of personnel costs in the third quarter of 1996 related to the acquisition of Crocker Realty Trust also contributed to the higher general and administrative expenses in the prior year.

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

Liquidity and Capital Resources

     Statement of Cash Flows. The Operating Partnership generated $261.5 million in cash flows from operating activities and $713.8 million in cash flows from financing activities for the year ended December 31, 1998. These combined cash flows of $1.0 billion were used to fund investing activities during 1998. Such investing activities consisted primarily of development and acquisition activity during 1998. See "Business -- Recent Developments."

     Capitalization. The Operating Partnership's indebtedness at December 31, 1998 totaled $1.9 billion and was comprised of $609.1 million of secured indebtedness with a weighted average interest rate of 7.7% and $1.3 billion of unsecured indebtedness with a weighted average interest rate of 7.0%. Except as stated below, all of the mortgage and notes payable outstanding at December 31, 1998 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. A portion of our $600 million unsecured revolving loan and approximately $72.8 million of floating rate notes payable assumed upon consummation of the merger with J.C. Nichols were not covered by interest rate hedge contracts on December 31, 1998.

     We completed the following financing activities during 1998:

o January 1998 Offering. On January 27, 1998, the Company sold 2,000,000 shares of Common Stock in an underwritten public offering for net proceeds of approximately $68.2 million, which were contributed to the Operating Partnership in exchange for additional Common Units.

o February 1998 Debt Offering. On February 2, 1998, the Operating Partnership sold $125 million of 6.835% MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013, and $100 million of 7 1/8% notes due February 1, 2008, in an underwritten public offering for net proceeds of approximately $226.3 million.

o February 1998 Common Stock Offerings. On February 12, 1998, the Company sold an aggregate of 1,553,604 shares of Common Stock in two underwritten public offerings for net proceeds of approximately $51.2 million, which were contributed to the Operating Partnership in exchange for additional Common Units.

o March 1998 Offering. On March 30, 1998, the Company sold 428,572 shares of Common Stock in an underwritten public offering for net proceeds of approximately $14.2 million, which were contributed to the Operating Partnership in exchange for additional Common Units.

o April 1998 Debt Offering. On April 20, 1998, the Operating Partnership sold $200 million of 7 1/2% notes due April 15, 2018, in an underwritten public offering for net proceeds of approximately $197.4 million.

o April 21, 1998 Common Stock Offering. On April 21, 1998, the Company sold 441,176 shares of Common Stock in an underwritten public offering for net proceeds of approximately $14.2 million, which were contributed to the Operating Partnership in exchange for additional Common Units.

o Series D Preferred Offering. On April 23, 1998, the Company sold 4,000,000 depositary shares, each representing 1/10 of a share of the Company's 8% Series D Cumulative Redeemable Preferred Shares, in an underwritten public offering for net proceeds of approximately $96.7 million, which were contributed to the Operating Partnership in exchange for Series D Preferred Units.

o April 29, 1998 Common Stock Offering. On April 29, 1998, the Company sold 1,080,443 shares of Common Stock in an underwritten public offering for net proceeds of approximately $34.6 million, which were contributed to the Operating Partnership in exchange for additional Common Units.

o $600 Million Credit Facility. On July 3, 1998, we obtained a $600 million unsecured revolving loan (the "Revolving Loan"). The Revolving Loan matures in July 2001 and replaced our two previously existing revolving loans aggregating $430 million. The Revolving Loan carries an interest rate based upon the Operating Partnership's senior unsecured credit rating. The Revolving Loan also includes a

 $300 million competitive bid sub-facility. The Revolving Loan was amended as of December 31, 1998, primarily to ease the restrictions imposed by certain financial covenants.

o November 1998 Debt Offering. On November 25, 1998, the Operating Partnership sold $150 million of 8% notes due December 1, 2003, in an underwritten public offering for net proceeds of approximately $148.1 million.

o December 1998 Debt Offering. On December 9, 1998, the Operating Partnership sold $50 million of 8 1/8% notes due January 15, 2009, in an underwritten public offering for net proceeds of approximately $49.3 million.

o Issuance of Common Units and Common Stock. In connection with 1998 acquisitions, the Operating Partnership issued approximately 750,000 Common Units and the Company issued approximately 5.6 million shares of Common Stock for an aggregate value of approximately $386.1 million (based on the market price of a share of Common Stock at the time of the acquisition).

     To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under the Revolving Loan bear interest at variable rates. Our long-term debt, which consists of long-term financings and the issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

     The following table sets forth information regarding our interest rate hedge contracts as of December 31, 1998:



                     Notional     Maturity                                  Fixed
Type of Hedge         Amount        Date      Reference Rate                 Rate
-----------------   ----------   ----------   -----------------------   -------------
                               (dollars in thousands)
  Treasury Lock     $100,000      10/1/99     10-Year Treasury                5.725%
  Treasury Lock       50,000      3/10/99     10-Year Treasury                5.631
  Treasury Lock      100,000       7/1/99     10-Year Treasury                5.674
  Swap               100,000      10/1/99     3-Month LIBOR                   4.970
  Swap                21,112      6/10/02     1-Month LIBOR + 0.75%           7.700
  Collar              80,000     10/15/01     1-Month LIBOR               5.40-6.25

     We enter into swaps, collars and caps to limit our exposure to an increase in variable interest rates, particularly with respect to amounts outstanding under our Revolving Loan. The interest rate on all of our variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. Our net payments made to counterparties under interest rate hedge contracts were $48,000 during 1998. See also our financial statements and notes thereto.

     In addition, we are exposed to certain losses in the event of nonperformance by the counterparties under the interest rate hedge contracts. We expect the counterparties, which are major financial institutions, to perform fully under these contracts. However, if the counterparties were to default on their obligations under the interest rate hedge contracts, we could be required to pay the full rates on our debt, even if such rates were in excess of the rates in the contracts.

     Current and Future Cash Needs. Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service, stockholder distributions and capital expenditures, excluding nonrecurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. We presently have no plans for major capital improvements to the existing properties, other than normal recurring building improvements, tenant improvements and lease commissions. We expect to meet our short-term liquidity requirements generally through working capital and net cash provided by operating activities along with the Revolving Loan.

     Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $350 million of our existing development activity. See "Business -- Development Activity." We expect to find our short-term liquidity needs through a combination of:

   o additional borrowings under our Revolving Loan (approximately $144 million was available as of March 31, 1999);

   o the issuance of secured debt;

   o the selective disposition of non-core assets; and

   o the sale or contribution of some of our wholly owned properties to strategic joint ventures to be formed with selected partners interested in investing with us, which will have the net effect of generating additional capital through such sale or contributions.

     Because of certain financial covenants set forth in the Revolving Loan, we intend to finance a significant portion of our short-term development expenses through asset sales and joint ventures. Although we believe that we will be able to fund our short-term development commitments, an inability to sell a sufficient number of non-core assets or to enter into significant joint venture arrangements of the type described above could adversely affect our liquidity.

     Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under the Revolving Loan and long-term unsecured debt. We remain committed to maintaining a flexible and conservative capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securites by the Company and the Operating Partnership as well as (3) the soures described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayment of borrowings under the Revolving Loan. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities.

     We anticipate that our available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long-term. However, if these sources of funds are insufficient or unavailable, our ability to satisfy our cash requirements may be adversely affected.


Recent Developments

     Joint Venture Activity. On March 15, 1999, we closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt-DLF 98/29-Walker Fink-KG ("DLF"), pursuant to which we sold or contributed certain office properties valued at approximately $142 million to a newly created limited partnership (the "Joint Venture"). DLF contributed approximately $55 million for a 77.19% interest in the Joint Venture, and the Joint Venture borrowed approximately $71 million from third-party lenders. We retained the remaining 22.81% interest in the Joint Venture, received cash proceeds of approximately $126 million and are the sole and exclusive manager and leasing agent of the Joint Venture's properties, for which we receive customary management fees and leasing commissions. We used the cash proceeds received in the transaction to fund existing development activity either through direct payments or repayment of borrowings under the Revolving Loan.

     Pending Disposition Activity. We have recently entered into agreements to sell approximately 3.9 million rentable square feet of non-core office and industrial properties for gross proceeds of approximately $385 million. Non-core properties generally include single buildings or business parks that do not fit our long-term strategy. The transactions are subject to customary closing conditions such as expiration of the buyers' due diligence periods. Although we believe that the transactions will close by May 31, 1999, we can provide no assurance that all or part of the transactions will be consummated.


Year 2000

     Background. The Year 2000 compliance issue refers to the inability of computer systems and computer software to correctly process any date after 1999. The date change to the new millennium may be a problem because some computer hardware and software was designed to use only two digits to represent a year. As a result, some systems may interpret 1/1/00 to be the year 1900. In addition, some systems may not recognize that the Year 2000 is a leap year. Both problems could result in system failure or miscalculations, which may cause disruptions of operations.

     The Year 2000 issue, if not corrected, could result in the failure of the information technology ("IT") systems that we use in our business operations, such as computer programs related to property management, leasing, financial reporting, employee benefits, asset management and energy management. In addition, computerized systems and microprocessors are embedded in a variety of products used in our operations and properties, such as HVAC controls, lights, power generators, elevators, life safety systems, phones and security systems.

     Approach and Status. Our Year 2000 compliance efforts are divided into two areas -- "operations level" and "property level." Operations level includes those information technology systems used in our corporate and division offices to perform real estate, accounting and human resources functions. Property level includes the information technology and non-information technology systems at our individual properties.

     Our Information Technology Department is overseeing our operations level compliance program. With respect to our operations level IT software, we have completed all three phases (assessment, renovation and validation) of our Year 2000 remediation plan. As part of a standardization of our technology infrastructure in 1998, computer software that was not Year 2000 compliant was upgraded or replaced. These software upgrades were off-the-shelf Year 2000 compliant packages. Additionally, we successfully upgraded and tested a Year 2000 compliant version of our corporate accounting and property management software in December 1998. With respect to our operations level IT hardware, we have completed the assessment phase of our remediation plan and are 90% complete (in terms of labor) with all needed renovation. We expect to complete the renovation and testing phases of our operations level hardware by the third quarter of 1999.

     Our Chief Operating Officer is overseeing our property level compliance program. We are near completing our inventory of all of our properties' known information technology and non-information technology systems. This assessment process is 90% complete and will be completed before the end of the second quarter of 1999. As part of the inventory process, we are also requesting the appropriate vendors and manufacturers to certify that their products are Year 2000 compliant. Most have indicated that their products are Year 2000 compliant. We are approximately 75% complete (in terms of labor) with our identified renovation needs. This phase is not expected to be completed until the third quarter. As the final phase of the property level compliance program, we have been conducting equipment trial runs, where feasible. This validation process is projected to be completed by the third quarter of 1999.

     With respect to Year 2000 issues relating to our customer base, we have not sought representations from our tenants with respect to their Year 2000 readiness because no one tenant represents more than 3% of our annualized rental revenue. In addition, since almost all of our suppliers and vendors have numerous competitors, we believe that there will be no material effect on our operations due to the failure or interruption of service by a vendor or service provider on account of Year 2000 issues. As a result, we have not developed a contingency plan for dealing with third-party Year 2000 failures.

     Costs. To date, the costs directly associated with our Year 2000 efforts have not been material, and we estimate our future costs to be immaterial as well.

     Risks Associated with the Year 2000 Issue. We do not expect Year 2000 failures to have a material adverse effect on our results of operations or liquidity because:

   o  we do not rely on a small number of tenants for a significant portion of our rental revenue; and

   o our remediation plan is expected to be complete prior to the Year 2000.


Nevertheless, this forward-looking statement depends on numerous factors, such as the continued provision of utility services, and we remain exposed to the risk of Year 2000 failures. See "Disclosure Regarding Forward-looking Statements" below.

     Our disclosures and announcements concerning our Year 200 programs are intended to constitute "Year 2000 Readiness Disclosures" as defined in the recently-enacted Year 2000 Information and Readiness Disclosure Act. The Act provides added protection from liability for certain public and private statements concerning an entity's Year 2000 readiness and the Year 2000 readiness of its products and services. The Act also potentially provides added protection from liability for certain types of Year 2000 disclosures made after January 1, 1996, and before the date of enactment of the Act.

Possible Environmental Liabilities

     In connection with owning or operating our properties, we may be liable for certain costs due to possible environmental liabilities. Under various laws, ordinances and regulations, such as the Comprehensive Environmental Response Compensation and Liability Act, and common law, an owner or operator of real estate is liable for the costs to remove or remediate certain hazardous or toxic chemicals or substances on or in the property. Owners or operators are also liable for certain other costs, including governmental fines and injuries to persons and property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic chemicals or substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal, treatment or transportation of hazardous or toxic chemicals or substances may also be liable for the same types of costs at a disposal, treatment or storage facility, whether or not that person owns or operates that facility.

     Certain environmental laws also impose liability for releasing asbestos-containing materials. Third parties may seek recovery from owners or operators of real property for personal injuries associated with asbestos-containing materials. A number of our properties have asbestos-containing materials or material that we presume to be asbestos-containing materials. In connection with owning and operating our properties, we may be liable for such costs.

     In addition, it is not unusual for property owners to encounter on-site contamination caused by off-site sources. The presence of hazardous or toxic chemicals or substances at a site close to a property could require the property owner to participate in remediation activities or could adversely affect the value of the property. Contamination from adjacent properties has migrated onto at least three of our properties; however, based on current information, we do not believe that any significant remedial action is necessary at these affected sites.

     As of the date hereof, we have obtained Phase I environmental assessments (and, in certain instances, Phase II environmental assessments) on substantially all of our in-service properties. These assessments have not revealed, nor are we aware of, any environmental liability at our properties that we believe would materially adversely affect our financial position, operations or liquidity taken as a whole. This projection, however, could be incorrect depending on certain factors. For example, material environmental liabilities may have arisen after the assessments were performed or our assessments may not have revealed all environmental liabilities or may have underestimated the scope and severity of environmental conditions observed. There may also be unknown environmental liabilities at properties for which we have not obtained a Phase I environmental assessment or have not yet obtained a Phase II environmental assessment. In addition, we base our assumptions regarding environmental conditions, including groundwater flow and the existence and source of contamination, on readily available sampling data. We cannot guarantee that such data is reliable in all cases. Moreover, we cannot provide any assurances (1) that future laws, ordinances or regulations will not impose a material environmental liability or
(2) that tenants, the condition of land or operations in the vicinity of our properties or unrelated third parties will not affect the current environmental condition of our properties.

     Some tenants use or generate hazardous substances in the ordinary course of their respective businesses. In their leases, we require these tenants to comply with all applicable laws and to be responsible to us for any damages resulting from their use of the property. We are not aware of any material environmental problems resulting from tenants' use or generation of hazardous or toxic chemicals or substances. We cannot provide any assurances, however, that all tenants will comply with the terms of their leases or remain solvent. If tenants do not comply or do not remain solvent, we may at some point be responsible for contamination caused by such tenants.


Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. The Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of our derivatives at December 31, 1998 are discussed in Note 3.


Compliance with the Americans with Disabilities Act

     Under the Americans with Disabilities Act (the "ADA"), all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. Although we believe that our properties are substantially in compliance with these requirements, we may incur additional costs to comply with the ADA. Although we believe that such costs will not have a material adverse effect on us, if required changes involve a greater expenditure than we currently anticipate, our results of operations, liquidity and capital resources could be materially adversely affected.


Funds From Operations and Cash Available for Distributions

     We consider funds from operations ("FFO") to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operating, investing or financing activities as defined by Generally Accepted Accounting Principles ("GAAP"). It should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all cash needs, including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to our calculation of FFO, as described below. FFO and cash available for distributions should not be considered as alternatives to net income as an indication of our performance or to cash flows as a measure of liquidity.

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

     FFO and cash available for distribution for the years ended December 31, 1998, 1997 and 1996 are summarized in the following table:


                                                                                        Year Ended
                                                                                       December 31,
                                                                          ----------------------------------------
                                                                             1998           1997          1996
                                                                         ------------   ------------    ----------
                                                                                      (in thousands)
FFO:
Income before minority interest and extraordinary item ...............    $ 151,135      $  91,552      $46,674
Add (deduct):
  Dividends to preferred shareholders ................................      (30,092)       (13,117)          --
  Cost of unsuccessful transactions ..................................          146             --           --
  Gain on disposition of assets ......................................       (1,716)            --           --
  Depreciation and amortization ......................................       91,397         47,260       21,105
  Depreciation on unconsolidated subsidiaries ........................          974             --           --
  Third-party service company cash flow ..............................           --             --          400
                                                                          ---------      ---------      --------
   FFO before minority interest ......................................      211,844        125,695       68,179
Cash Available for Distribution:
Add (deduct):
  Rental income from straight-line rents .............................      (13,385)        (7,035)      (2,603)
  Amortization of deferred financing costs ...........................        2,598          2,256        1,870
  Non-incremental revenue generating capital expenditures:
   Building improvements paid ........................................       (9,029)        (4,401)      (3,554)
   Second generation tenant improvements paid ........................      (20,115)        (9,889)      (3,471)
   Second generation lease commissions paid ..........................      (13,055)        (5,535)      (1,426)
                                                                          ---------      ---------      --------
     Cash available for distribution .................................    $ 158,858      $ 101,091      $58,995
                                                                          =========      =========      ========
Weighted average Common Units outstanding -- diluted .................       65,132         46,813       30,442
                                                                          =========      =========      ========
Dividend payout ratio:
  FFO ................................................................         64.6%          73.7%        81.9%
                                                                          =========      =========      ========
  Cash available from distribution ...................................         86.1%          91.7%        96.0%
                                                                          =========      =========      ========

Inflation

     In the last five years, inflation has not had a significant impact on us because of the relatively low inflation rate in our geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in operating expenses resulting from inflation. In addition, 83% of the leases are for remaining terms of less than seven years, which may enable us to replace existing leases with new leases at a higher base if rents on the existing leases are below the then-existing market rate.


Disclosure Regarding Forward-looking Statements

     Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

 o our markets could suffer unexpected increases in development of office, industrial and retail properties;
 o the financial condition of our tenants could deteriorate; o the costs of our development projects could exceed our original estimates;
 o we may not be able to complete development, acquisition or joint venture projects as quickly or on as favorable terms as anticipated;
 o we may not be able to lease or release space quickly or on as favorable terms as old leases;
 o we may have incorrectly assessed the environmental condition of our properties;
 o an unexpected increase in interest rates would increase our debt service costs;
 o we may not be able to continue to meet our long-term liquidity requirements on favorable terms;
 o we could lose key executive officers; and
 o our southeastern markets may suffer an unexpected decline in economic growth or increase in unemployment rates.

     Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The effects of potential changes in interest rates and equity prices are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates or equity markets. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Results of Operations -- Liquidity and Capital Resources" and the notes to the consolidated financial statements for a description of our accounting policies and other information related to these financial instruments.


Interest Rate Risk

     To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under the Revolving Loan bear interest at variable rates. Our long-term debt, which consists of long-term financings and the issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

     Certain Variable Rate Debt. As of December 31, 1998, the Operating Partnership had approximately $233.8 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower in 1999, our interest expense would be increased or decreased approximately $2.3 million for the year ended December 31, 1999. In addition, as of December 31, 1998, we had $80 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 85 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense during 1999 with respect to this $80 million of debt.

     Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contracts in effect at December 31, 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 1998 would increase by approximately $22.6 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 1998 would decrease by approximately $25.0 million.

     In addition, we are exposed to certain losses in the event of nonperformance by the counterparties under the hedge contracts. We expect the counterparties, which are major financial institutions, to perform fully under these contracts. However, if the counterparties were to default on their obligations under the interest rate hedge contracts, we could be required to pay the full rates on our debt, even if such rates were in excess of the rates in the contracts.


Equity Price Risk

     On August 28, 1997, the Company entered into a purchase agreement with UBS AG, London Branch ("UB-LB") involving the sale of 1.8 million shares of Common Stock and a related forward contract providing for certain purchase price adjustments. The forward contract (as amended) generally provides that if the market price (defined as the average closing price of the Common Stock for the period beginning March 31, 1999 and ending when UB-LB has sold all of the shares issued under the forward contract) is less than a certain amount, which we refer to as the "Forward Price," we must pay UB-LB the difference times 1.8 million. (Similarly, if the market price of a share of Common Stock is above the Forward Price, UB-LB must pay us the difference in shares of Common Stock.)


     On February 28, 1999, the Company and UB-LB amended the forward contract. Pursuant to the amendment:

   o UB-LB applied $12.8 million in Company collateral to "buy down" the Forward Price by approximately $7.10 (at March 31, 1999, the forward price was approximately $25.12)

   o We issued 161,924 shares of common stock to UB-LB as an interim settlement payment; and

   o UB-LB agreed not to sell any of the shares that we had issued to it until not later than March 31, 1999.

     If the weighted average closing price of one share of Common Stock during the 60-trading-day period during which UB-LB may sell the shares is 10% lower or higher than on December 31, 1998, our cost of settling the forward contract would increase or decrease by approximately $5 million, payable in cash or shares of Common Stock. The Company has retained the option of repurchasing any of the shares for cash prior to their distribution by UB-LB.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See page F-1 of the financial report included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company is the sole general partner of the Operating Partnership. The section under the heading "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 1999 is incorporated herein by reference for information on directors of the Company. See ITEM X in Part I hereof for information regarding executive officers of the Company.


ITEM 11. EXECUTIVE COMPENSATION

     The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the section titled "Executive Compensation" of the Proxy Statement are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Operating Partnership has no executive officers or directors. As of December 31, 1998, the only person or group known by us to be holding more than 5% of the Common Units was the Company, which owned 59,478,075 Common Units, or approximately 86% of the outstanding Common Units.


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of Documents Filed as a Part of this Report

       1. Consolidated Financial Statements and Report of Independent Auditors See Index on Page F-1

       2. Financial Statement Schedules
          See Index on Page F-1

       3. Exhibits



Ex.             FN                                  Description
---------- ----------- ---------------------------------------------------------------------
   2.1           (1)   Master Agreement of Merger and Acquisition by and among the
                       Company, the Operating Partnership, Associated Capital Properties,
                       Inc. and its shareholders dated August 27, 1997
  2.2            (2)   Agreement and Plan of Merger by and among the Company, Jackson
                       Acquisition Corp. and J.C. Nichols Company dated December 22,
                       1997
  2.3            (3)   Amendment No. 1 to Agreement and Plan of Merger by and among the
                       Company, Jackson Acquisition Corp. and J.C. Nichols Company dated
                       December 22, 1997
  3.1            (4)   Amended and Restated Articles of Incorporation of the Company
  3.2            (5)   Amended and Restated Bylaws of the Company
  4.1            (5)   Specimen of certificate representing shares of Common Stock
  4.2            (6)   Indenture among AP Southeast Portfolio Partners, L.P., Bankers Trust
                       Company of California, N.A. and Bankers Trust Company dated as of
                       March 1, 1994
  4.3            (7)   Indenture among the Operating Partnership, the Company and First
                       Union National Bank of North Carolina dated as of December 1, 1996
  4.4            (8)   Specimen of certificate representing 8 5/8% Series A Cumulative
                       Redeemable Preferred Shares
  4.5            (9)   Specimen of certificate representing 8% Series B Cumulative
                       Redeemable Preferred Shares
  4.6           (10)   Specimen of certificate representing 8% Series D Cumulative
                       Redeemable Preferred Shares
  4.7           (10)   Specimen of Depositary Receipt evidencing the Depositary Shares each representing  1/10 of an 8% Series D Cumulative Redeemable
                       Preferred Share
  4.8           (10)   Deposit Agreement, dated April 23, 1998, between the Company and
                       First Union National Bank, as preferred share depositary
  4.9            (2)   Purchase Agreement between the Company, UBS Limited and Union
                       Bank of Switzerland, London Branch dated as of August 28, 1997
  4.10           (2)   Forward Stock Purchase Agreement between the Company and Union
                       Bank of Switzerland, London Branch dated as of August 28, 1997
  4.11          (11)   Rights Agreement,dated as of October 6, 1997, between the Company and First Union National Bank, as rights agent
  4.12          (12)   Credit Agreement among the Operating Partnership, the Company, the
                       Subsidiaries named therein and the Lenders named therein dated as of
                       July 3, 1998
  4.13                 First Amendment to Credit Agreement among the Operating
                       Partnership, the Company, the Subsidiaries named therein and the
                       Lenders named therein dated as of July 3, 1998
  4.14                 Second Amendment to Credit Agreement among the Operating
                       Partnership, the Company, the Subsidiaries named therein and the
                       Lenders named therein dated as of July 3, 1998

Ex.              FN                                    Description
----------- ----------- ------------------------------------------------------------------------
  4.15            (2)   Agreement to furnish certain instruments defining the rights of long-term debt holders
 10.1             (5)   Amended and Restated Agreement of Limited Partnership of the
                        Operating Partnership
 10.2             (8)   Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to Series A
                        Preferred Units
 10.3             (9)   Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to Series B
                        Preferred Units
 10.4            (10)   Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to Series D
                        Preferred Units
 10.5            (13)   Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to certain rights of limited partners upon a change of control
 10.6            (14)   Form of Registration Rights and Lockup Agreement among the
                        Company and the Holders named therein, which agreement is signed by all Common Unit holders
 10.7            (15)   Amended and Restated 1994 Stock Option Plan
 10.8             (2)   1997 Performance Award Plan
 10.9            (16)   Employment Agreement among the Company, the Operating
                        Partnership and John W. Eakin
 10.10           (17)   Employment Agreement among the Company, the Operating
                        Partnership and Gene H. Anderson
 10.11            (1)   Employment Agreement among the Company, the Operating
                        Partnership and James R. Heistand
 10.12                  Form of Executive Supplemental Employment Agreement between the
                        Company and Named Executive Officers
 10.13           (18)   Form of warrants to purchase Common Stock of the Company issued to John L. Turner, William T. Wilson III and John E. Reece II
 10.14           (16)   Form of warrants to purchase Common Stock of the Company issued to W. Brian Reames, John W. Eakin and Thomas S. Smith
 10.15            (2)   Form of warrants to purchase Common Stock of the Company issued to James R. Heistand and certain other shareholders of Associated
                        Capital Properties, Inc.
   21                   Schedule of subsidiaries of the Operating Partnership
   23                   Consent of Ernst & Young LLP
   27                   Financial Data Schedule

----------
(1) Filed as part of the Company's Current Report on Form 8-K dated August 27, 1997 and incorporated herein by reference.

(2) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(3) Filed as part of the Company's Current Report on Form 8-K April 29, 1998 and incorporated herein by reference.

(4) Filed as part of the Company's Current Report on Form 8-K dated September 25, 1997 and amended by articles supplementary filed as part of the Company's Current Report on Form 8-K dated October 4, 1997 and articles supplementary filed as part of the Company's Current Report on Form 8-K dated April 20, 1998, each of which is incorporated herein by reference.

(5) Filed as part of Registration Statement 33-76952 with the SEC and incorporated herein by reference.

(6) Filed by Crocker Realty Trust, Inc. as part of Registration Statement No. 33-88482 filed with the SEC and incorporated herein by reference.

(7) Filed as part of the Operating Partnership's Current Report on Form 8-K dated December 2, 1996 and incorporated herein by reference.

(8) Filed as part of the Company's Current Report on Form 8-K dated February 12, 1997 and incorporated herein by reference.

(9) Filed as part of the Company's Current Report on Form 8-K dated September 25, 1997 and incorporated herein by reference.

(10) Filed as part of the Company's Current Report on Form 8-K dated April 20, 1998 and incorporated herein by reference.

(11) Filed as part of the Company's Current Report on Form 8-K dated October 4, 1997 and incorporated herein by reference.

(12) Filed as part of the Company's Current Report on Form 8-K dated July 3,1998 and incorporated herein by reference.

(13) Filed as part of the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(14) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(15) Filed as part of the Company's proxy statement on Schedule 14A relating to the 1997 Annual Meeting of Stockholders.

(16) Filed as part of the Company's Current Report on Form 8-K dated April 1, 1996 and incorporated herein by reference.

(17) Filed as part of the Company's Current Report on Form 8-K dated January 9, 1997 and incorporated herein by reference.

(18) Filed as part of Registration Statement 33-88364 with the SEC and incorporated herein by reference.

     The Company will provide copies of any exhibit, upon written request, at a cost of $.05 per page.

      (b) Reports on Form 8-K

     On November 20, 1998, the Operating Partnership filed a current report on Form 8-K, dated November 20, 1998, reporting under items 5 and 7 of the Form the incorporation of a consent of independent auditors into the Operating Partnership's currently effective registration statement and related prospectuses.

     On December 4, 1998, the Operating Partnership filed a current report on Form 8-K, dated November 30, 1998, reporting under item 5 of the Form that it had canceled a letter of intent to sell certain non-core office properties in Florida.

     On December 23, 1998, the Operating Partnership filed a current report on Form 8-K, dated June 18, 1998, setting forth under item 7 audited financial statements of Landmark Center and Shelton Properties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on March 31, 1999.


                                        HIGHWOODS REALTY LIMITED PARTNERSHIP
                                        By: Highwoods Properties, Inc., in its
                                          capacity as general partner (the
                                          "General Partner")

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



               Signature                               Title                       Date
--------------------------------------   ---------------------------------   ---------------
/s/  O. TEMPLE SLOAN, JR.                Chairman of the Board of            March 31, 1999
-------------------------------------    Directors of the General
 O. Temple Sloan, Jr.                    Partner

/s/  RONALD P. GIBSON                    President, Chief Executive          March 31, 1999
-------------------------------------    Officer and Director of the
 Ronald P. Gibson                        General Partner

/s/  JOHN L. TURNER                      Vice Chairman of the Board          March 31, 1999
-------------------------------------    and Chief Investment
 John L. Turner                          Officer of the General
                                         Partner

/s/  GENE H. ANDERSON                    Senior Vice President and           March 31, 1999
-------------------------------------    Director of the General
 Gene H. Anderson                        Partner

/s/  JAMES R. HEISTAND                   Senior Vice President and           March 31, 1999
-------------------------------------    Director of the General
 James R. Heistand                       Partner

/s/  THOMAS W. ADLER                     Director of the General Partner     March 31, 1999
-------------------------------------
 Thomas W. Adler
/s/  KAY NICHOLS CALLISON                Director of the General             March 31, 1999
-------------------------------------    Partner
 Kay Nichols Callison

/s/  WILLIAM E. GRAHAM, JR.              Director of the General Partner     March 31, 1999
-------------------------------------
 William E. Graham, Jr.

               Signature                               Title                       Date
--------------------------------------   ---------------------------------   ---------------
/s/  L. GLENN ORR, JR.                   Director of the General Partner     March 31, 1999
-------------------------------------
 Glenn Orr, Jr.

/s/  WILLARD H. SMITH JR.                Director of the General Partner     March 31, 1999
-------------------------------------
 Willard H. Smith Jr.

/s/  STEPHEN TIMKO                       Director of the General Partner     March 31, 1999
-------------------------------------
 Stephen Timko

/s/  CARMAN J. LIUZZO                    Vice President and Chief            March 31, 1999
-------------------------------------    Financial Officer (Principal
 Carman J. Liuzzo                        Financial Officer and
                                         Principal Accounting
                                         Officer) and Treasurer of the
                                         General Partner


                         INDEX TO FINANCIAL STATEMENTS


                                                                                              Page
                                                                                             -----
Highwoods Realty Limited Partnership
  Report of Independent Auditors .........................................................    F-2
  Consolidated Balance Sheets as of December 31, 1998 and 1997 ...........................    F-3
  Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996..    F-4
  Consolidated Statements of Partner's Capital for the Years Ended December 31, 1998, 1997
   and 1996 ..............................................................................    F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and
   1996 ..................................................................................    F-6
  Notes to Consolidated Financial Statements .............................................    F-8
  Schedule III -- Real Estate and Accumulated Depreciation ...............................    F-27

     All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


TO THE OWNERS
HIGHWOODS REALTY LIMITED PARTNERSHIP

     We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership (a majority-owned subsidiary of Highwoods Properties, Inc.) as of December 31, 1998 and 1997, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods Realty Limited Partnership at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




     ERNST & YOUNG LLP

Raleigh, North Carolina
February 16, 1999, except for Note 15 as to which the date is March 15, 1999

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                          Consolidated Balance Sheets

                (Dollars in thousands, except per unit amounts)


                                                                                December 31,
                                                                        -----------------------------
                                                                             1998            1997
                                                                        -------------   -------------
Assets
Real estate assets, at cost:
  Land & improvements ...............................................    $  538,814      $  341,623
  Buildings and tenant improvements .................................     3,173,825       2,183,454
  Development in process ............................................       189,465          95,387
  Land held for development .........................................       150,622          64,454
  Furniture, fixtures and equipment .................................         7,665           3,339
                                                                         ----------      ----------
                                                                          4,060,391       2,688,257
  Less -- accumulated depreciation ..................................      (168,508)        (87,046)
                                                                         ----------      ----------
  Net real estate assets ............................................     3,891,883       2,601,211
  Property held for sale ............................................       131,262              --
Cash and cash equivalents ...........................................        30,696           8,816
Restricted cash .....................................................        24,263           9,341
Accounts receivable net of allowance of $1,688 and $555
  at December 31, 1998 and 1997, respectively .......................        27,644          17,426
Advances to related parties .........................................        10,420           9,072
Notes receivable ....................................................        12,865              --
Accrued straight-line rents receivable ..............................        27,194          13,033
Investment in unconsolidated affiliates .............................        15,234              --
Other assets:
  Deferred leasing costs ............................................        45,785          21,688
  Deferred financing costs ..........................................        38,750          22,294
  Prepaid expenses and other ........................................        15,162          17,575
                                                                         ----------      ----------
                                                                             99,697          61,557
  Less -- accumulated amortization ..................................       (23,458)        (13,216)
                                                                         ----------      ----------
                                                                             76,239          48,341
                                                                         ----------      ----------
                                                                         $4,247,700      $2,707,240
                                                                         ==========      ==========
Liabilities and partners' capital
Mortgages and notes payable .........................................    $1,906,216      $  978,558
Accounts payable, accrued expenses and other liabilities ............       125,168          52,152
                                                                         ----------      ----------
  Total liabilities .................................................     2,031,384       1,030,710
Redeemable units:
  Class A Common Units, 10,111,978 and 10,256,936 outstanding
   at December 31, 1998 and 1997, respectively ......................       260,383         381,631
  Class B Common Units, 291,756 and 187,528 outstanding
   at December 31, 1998 and 1997, respectively ......................         7,513           6,974
  Series A Preferred Units, 125,000 and 125,000 outstanding
   at December 31, 1998 and 1997, respectively ......................       121,809         121,809
  Series B Preferred Units, 6,900,000 and 6,900,000 outstanding
   at December 31, 1998 and 1997, respectively ......................       166,346         166,346
  Series D Preferred Units, 400,000 and 0 outstanding
   at December 31, 1998 and 1997, respectively ......................        96,842              --
Partners' capital:
  Class A Common Units:
   General partner Common Units outstanding, 690,955 and 566,108
     at December 31, 1998 and 1997, respectively ....................        15,634           9,997
   Limited partner Common Units outstanding, 58,292,597 and
     45,783,071 at December 31, 1998 and 1997, respectively .........     1,547,789         989,773
                                                                         ----------      ----------
     Total partners' capital ........................................     1,563,423         999,770
                                                                         ----------      ----------
                                                                         $4,247,700      $2,707,240
                                                                         ==========      ==========

         See accompanying notes to consolidated financial statements.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP


                       Consolidated Statements of Income


                (Dollars in thousands, except per unit amounts)


             For the Years Ended December 31, 1998, 1997 and 1996



                                                                              1998            1997             1996
                                                                         --------------   --------------   --------------
Revenue:
  Rental income ......................................................    $   496,739      $   266,933      $   125,987
  Equity in net losses of unconsolidated affiliates ..................           (207)              --               --
  Gain on disposition of assets ......................................          1,716               --               --
  Interest and other income ..........................................         13,230            6,232            6,315
                                                                          -----------      -----------      -----------
                                                                              511,478          273,165          132,302
Operating expenses:
  Rental property ....................................................        154,211           76,743           33,657
  Depreciation and amortization ......................................         91,397           47,260           21,105
  Interest expense:
   Contractual .......................................................         91,361           45,138           23,360
   Amortization of deferred financing costs ..........................          2,598            2,256            1,870
                                                                          -----------      -----------      -----------
                                                                               93,959           47,394           25,230
  General and administrative .........................................         20,776           10,216            5,636
                                                                          -----------      -----------      -----------
  Income before extraordinary item ...................................        151,135           91,552           46,674
                                                                          -----------      -----------      -----------
Extraordinary item -- loss on early extinguishment
  of debt ............................................................           (387)          (6,945)          (2,432)
                                                                          -----------      -----------      -----------
  Net income .........................................................        150,748           84,607           44,242
Dividends on preferred units .........................................        (30,092)         (13,117)              --
                                                                          -----------      -----------      -----------
  Net income available for Class A Common Units ......................    $   120,656      $    71,490      $    44,242
                                                                          ===========      ===========      ===========
Net income (loss) per Common Unit -- Basic:
  Income before extraordinary item ...................................    $      1.87      $      1.69      $      1.56
  Extraordinary item -- loss on early extinguishment of debt .........    $      (.01)     $     (0.15)     $     (0.08)
                                                                          -----------      -----------      -----------
  Net income .........................................................    $      1.86      $      1.54      $      1.48
                                                                          ===========      ===========      ===========
Net income (loss) per Common Unit -- Diluted: ........................
  Income before extraordinary item ...................................    $      1.86      $      1.68      $      1.55
  Extraordinary item -- loss on early extinguishment of debt .........    $      (.01)     $     (0.15)     $     (0.08)
                                                                          -----------      -----------      -----------
  Net income .........................................................    $      1.85      $      1.53      $      1.47
                                                                          ===========      ===========      ===========
Weighted average Common Units outstanding -- Basic:
  Class A Common Units:
   General Partner ...................................................        645,552          464,218          298,520
   Limited Partners ..................................................     63,909,671       45,786,572       29,553,480
  Class B Common Units:
   Limited Partners ..................................................        291,756          171,000               --
                                                                          -----------      -----------      -----------
  Total ..............................................................     64,846,979       46,421,790       29,852,000
                                                                          ===========      ===========      ===========
Weighted average Common Units outstanding -- Diluted:
  Class A Common Units:
   General Partner ...................................................        648,403          468,129          300,739
   Limited Partners ..................................................     64,191,905       46,173,816       29,773,139
  Class B Common Units:
   Limited Partners ..................................................        291,756          171,000               --
                                                                          -----------      -----------      -----------
  Total ..............................................................     65,132,064       46,812,945       30,073,878
                                                                          ===========      ===========      ===========

         See accompanying notes to consolidated financial statements.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP


                 Consolidated Statements of Partners' Capital


                            (Dollars in thousands)


             For the Years Ended December 31, 1998, 1997 and 1996




                                                               Class A Common Unit
                                                             ------------------------
                                                               General      Limited       Total
                                                              Partner's    Partners'    Partners'
                                                               Capital      Capital      Capital
                                                             ----------- ------------ ------------
Balance at December 31, 1995 ...............................  $  3,219    $  318,726      321,945
Offering proceeds ..........................................        --       406,893      406,893
Net income .................................................       442        43,800       44,242
Distributions ..............................................      (550)      (54,525)     (55,075)
Adjustments of redeemable Common Units to fair value .......      (238)      (23,550)     (23,788)
Conversion of redeemable Common Units to Common Shares .....        72         7,132        7,204
Transfer of limited partners' interest .....................     4,069        (4,069)          --
                                                              --------    ----------      -------
Balance at December 31, 1996 ...............................  $  7,014    $  694,407   $  701,421
Offering Proceeds ..........................................        --       345,325      345,325
Distributions Paid .........................................      (874)      (86,574)     (87,448)
Preferred Distributions Paid ...............................      (131)      (12,986)     (13,117)
Net income .................................................       846        83,761       84,607
Adjustments of redeemable Common Unit to fair value ........      (471)      (46,675)     (47,146)
                                                                                  --           --
Conversion of redeemable Common Unit to Common Shares ......       161        15,967       16,128
                                                                                               --
Transfer of limited partner's interest .....................     3,452        (3,452)          --
                                                                                               --
                                                              --------    ----------      -------
Balance at December 31, 1997 ...............................  $  9,997    $  989,773   $  999,770
Offering proceeds ..........................................        --       405,912      405,912
Distributions paid .........................................    (1,369)     (135,522)    (136,891)
Preferred distributions paid ...............................      (301)      (29,791)     (30,092)
Net income .................................................     1,507       149,241      150,748
Adjustments of redeemable Common Unit to fair value ........     1,387       137,213      138,600
Conversion of redeemable Common Unit to Common Shares ......       408        40,347       40,755
Redemption of Common Units .................................       (54)       (5,325)      (5,379)
Transfer of limited partners' interest .....................     4,059        (4,059)          --
                                                              --------    ----------   ----------
Balance at December 31, 1998 ...............................    15,634     1,547,789    1,563,423
                                                              ========    ==========   ==========

         See accompanying notes to consolidated financial statements.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

                     Consolidated Statements of Cash Flows

                            (Dollars in thousands)
             For the Years Ended December 31, 1998, 1997 and 1996



                                                                        1998            1997            1996
                                                                   -------------   -------------    -------------
Operating activities:
Net income .....................................................    $  150,748      $   84,607       $   44,242
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation .................................................        84,738          44,120           20,562
  Amortization .................................................         9,257           5,396            3,244
  Loss on early extinguishment of debt .........................           387           6,945            2,432
  Gain on sale of properties ...................................        (1,716)             --               --
  Changes in operating assets and liabilities:
   Accounts receivable .........................................        (7,139)         (8,605)          (1,437)
   Prepaid expenses and other assets ...........................           393          (3,263)            (776)
   Accrued straight-line rents receivable ......................       (14,161)         (6,848)          (2,778)
   Accounts payable, accrued expenses and other liabilities.....        38,972           4,993            4,389
                                                                    ----------      ----------       ----------
     Net cash provided by operating activities .................       261,479         127,346           69,878
                                                                    ----------      ----------       ----------
Investing activities:
Proceeds from disposition of real estate assets ................        26,347           1,419              900
Additions to real estate assets ................................      (943,048)       (464,618)        (181,444)
Advances to related parties ....................................        (1,348)         (6,666)          (1,132)
Other assets and notes receivable ..............................       (27,219)        (18,001)          (3,385)
Cash from contributed net assets ...............................        55,064              --           20,711
Cash paid in exchange for partnership net assets ...............       (63,177)        (35,390)        (322,276)
                                                                    ----------      ----------       ----------
   Net cash used in investing activities .......................      (953,381)       (523,256)        (486,626)
                                                                    ----------      ----------       ----------
Financing activities:
Distributions paid .............................................      (136,891)        (87,448)         (55,075)
Payment of preferred unit dividends ............................       (30,092)        (11,720)              --
Net proceeds from contributed capital -- Preferred Units .......       197,746         288,155               --
Net proceeds from contributed capital -- Common Units ..........        96,842         345,325          406,901
Payment of prepayment penalties ................................          (387)         (6,945)          (1,184)
Borrowings on revolving loans ..................................       873,000         563,500          307,500
Repayment of revolving loans ...................................      (846,500)       (264,000)        (299,000)
Proceeds from mortgages and notes payable ......................       745,356         100,000          213,500
Repayment of mortgages and notes payable .......................      (170,304)       (532,481)        (141,216)
Payment of deferred financing costs ............................       (14,988)           (278)         (10,898)
                                                                    ----------      ----------       ----------
   Net cash provided by financing activities ...................       713,782         394,108          420,528
                                                                    ----------      ----------       ----------
Net increase (decrease) in cash and cash equivalents ...........        21,880          (1,802)           3,780
Cash and cash equivalents at beginning of the period ...........         8,816          10,618            6,838
                                                                    ----------      ----------       ----------
Cash and cash equivalents at end of the period .................    $   30,696      $    8,816      $    10,618
                                                                    ==========      ==========       ==========
Supplemental disclosure of cash flow information:
Cash paid for interest .........................................    $   63,664      $   51,283      $    26,039
                                                                    ==========      ==========       ==========

         See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                            (Dollars in thousands)


             For the Years Ended December 31, 1998, 1997 and 1996


Supplemental disclosure of non-cash investing and financing activities:

The following summarizes the net assets contributed by the Common Unit holders of the Operating Partnership or assets acquired subject to mortgage notes payable:




                                                                         1998          1997          1996
                                                                     -----------   -----------   -----------
Assets:
Real estate assets, net ..........................................   $465,078      $782,136      $611,678
Cash and cash equivalents ........................................     55,064            --        20,711
Restricted cash ..................................................         --         2,727        11,476
Tenant leasing costs, net ........................................         --           131            --
Deferred financing costs, net ....................................         --           227         3,871
Investment in unconsolidated affiliates ..........................     12,364            --            --
Notes receivable .................................................     29,176            --            --
Accounts receivable and other ....................................      6,634           913         1,635
                                                                     --------      --------      --------
  Total assets ...................................................    568,316       786,134       649,371
                                                                     --------      --------      --------
Liabilities:
Mortgages and notes payable ......................................    326,106       555,663       244,129
Accounts payable, accrued expenses and other liabilities .........     34,044        19,527        19,142
                                                                     --------      --------      --------
  Total liabilities ..............................................    360,150       575,190       263,271
                                                                     --------      --------      --------
   Net assets ....................................................    208,166      $210,944      $386,100
                                                                     ========      ========      ========

         See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               December 31, 1998


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


Description of the Operating Partnership

     Highwoods Realty Limited Partnership (formerly Highwoods/Forsyth Limited Partnership, the "Operating Partnership") is managed by its general partner, Highwoods Properties, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT") which operates in the southeastern and midwestern United States. The Operating Partnership's assets include 658 in-service office, industrial and retail properties; 2,325 apartment units; 1,417 acres of undeveloped land suitable for future development; and an additional 59 properties under development.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 1998, the Company owned 86% of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's common stock, $.01 par value (the "Common Stock'), or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

     The Operating Partnership also provides leasing, property management, real estate development, construction and miscellaneous services for its properties as well as for third parties. The Operating Partnership conducts its third-party fee-based services through Highwoods Services, Inc., a subsidiary of the Operating Partnership accounted for using the equity method of accounting, and through Highwoods/Tennessee Properties, Inc., a wholly owned subsidiary of the Company.

     Generally one year after issuance, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the fair market value of one share of the Company's Common Stock at the time of such redemption, provided that the Company at its option may elect to acquire any such Common Unit presented for redemption for cash or one share of Common Stock. When a Common Unit holder redeems a Common Unit for a share of Common Stock or cash, the minority interest will be reduced and the Company's share in the Operating Partnership will be increased. The Common Units owned by the Company are not redeemable for cash.


Basis of Presentation

     The consolidated financial statements include the accounts of the Operating Partnership and its majority controlled affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The extraordinary loss represents the write-off of loan origination fees and prepayment penalties paid on the early extinguishment of debt and is shown net of the minority interest's share in the loss.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

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


Restricted Cash

     The Operating Partnership is required by a certain mortgage note to maintain various depository accounts, a cash collateral account and a contingency reserve account. All rents with respect to the collateralized properties are made payable to, and deposited directly in, the depository accounts, which are then transferred to the cash collateral account. Subsequent to payment of debt service and other required escrows, the residual balance of the cash collateral account is funded to the Operating Partnership for capital expenditures and operations. The Operating Partnership is required to maintain a minimum contingency reserve account balance of $7,000,000. At December 31, 1998, the account balances were $9,072,421, including $7,120,655 in the contingency reserve account. At December 31, 1997, the account balances were $8,624,090, including $7,069,186 in the contingency reserve account.

     The Operating Partnership is required by certain mortgage notes to escrow real estate taxes with the mortgagor. At December 31, 1998, and 1997, $2,672,448 and $717,350, respectively, were escrowed for real estate taxes.


Investment in Unconsolidated Affiliates

     Investment in unconsolidated affiliates are accounted for on the equity method and reflect the Operating Partnership's share of income or loss of the affiliate, reduced by distributions received and increased by contributions made.


Revenue Recognition

     Minimum rental income is recognized on a straight-line basis over the term of the lease. Unpaid rents are included in accounts receivable. Certain lease agreements provide for the reimbursement of real estate taxes, insurance, advertising and certain common area maintenance costs. These additional rents are recorded on the accrual basis. All rent and other receivables from tenants are due from commercial building tenants located in the properties.


Deferred Lease Fees and Loan Costs

     Lease fees, concessions and loan costs are capitalized at cost and amortized over the life of the related lease or loan term, respectively.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

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


Income Taxes

     No provision has been made for income taxes because such taxes, if any, are the responsibility of the individual partners.


Concentration of Credit Risk

     Management of the Operating Partnership performs ongoing credit evaluations of its tenants. The majority-owned properties (excluding apartment units) are leased to approximately 4,400 tenants in 20 geographic locations. The Operating Partnership tenants engage in a wide variety of businesses. There is no dependence upon any single tenant.


Interest Rate Risk Management

     The Operating Partnership may enter into interest rate hedge contracts such as swaps, caps and collars in order to mitigate its interest rate risk on a related financial instrument. The Operating Partnership has designated these derivative financial instruments as hedges and applies deferral accounting. Gains and losses related to the termination of such derivative financial instruments are deferred and amortized to interest expense over the term of the debt instrument. Payments to or from counterparties are recorded as adjustments to interest expense.

     The Operating Partnership also utilizes treasury lock agreements to hedge interest rate risk on anticipated debt offerings. These anticipatory hedges are designated as hedges of identified debt issuances which have a high probability of occurring. Gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the life of the related debt instrument.

     The Operating Partnership is exposed to certain losses in the event of non-performance by the counterparties under the interest rate hedge contracts. The counterparties are major financial institutions with credit ratings of Aa3 or better, and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Operating Partnership could be required to pay the full rate under its revolving loans and the variable rate mortgages, even if such rate were in excess of the rate in the interest rate hedge contracts. The Operating Partnership would not realize a material loss as of December 31, 1998, in the event of non-performance by any one counterparty. Additionally, the Operating Partnership limits the amount of credit exposure with any one institution.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Common Unit and Stock Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of a share at the date of grant. With each issuance of a share, the Operating Partnership will issue to the Company one Common Unit upon payment of the exercise price to the Operating Partnership; therefore the Operating Partnership accounts for the Company's stock options as if issued by the Operating Partnership. In addition, the Operating Partnership grants options for a fixed number of Common Units to employees with an exercise price equal to the fair value of a share of Common Stock at the date of grant. As described in Note 9, the Operating Partnership has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock and Common Unit options.


Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholder's equity exclusive of transactions with owners such as capital contributions and dividends. The Operating Partnership adopted this Standard in 1998. The Operating Partnership did not report any comprehensive income items in any of the years presented.


Segment Reporting

     Effective January 1, 1998, the Operating Partnership adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), which superceded Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. FAS 131 establishes standards for the public reporting of information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The adoption of FAS 131 did not affect the Operating Partnership's net income or financial position.


Impact of Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. The Statement will require the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of the Operating Partnership's derivatives at December 31, 1998 are discussed in Note 3.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Reclassifications

     Certain amounts in the December 31, 1996 Financial Statements have been reclassified to conform to the December 31, 1997 presentation. These reclassifications had no material effect on net income or partners' capital as previously reported.

2. INVESTMENT IN UNCONSOLIDATED AFFILIATES

     As a result of the Company's merger with J.C. Nichols Company, the Operating Partnership had investments accounted for under the equity method of accounting which consisted of the following at December 31, 1998:



                                                           Percent owned
                                                          --------------
           Dallas County Partners .....................         50.0%
           Dallas County Partners II ..................         50.0
           Dallas County Partners III L.C .............         50.0
           Fountain Three .............................         50.0
           Terrace Place Partners .....................         50.0
           Meredith Drive Associates L.P ..............         49.5
           Board of Trade Investment Company ..........         49.0
           Raphael Hotel Group L.P ....................          5.0

     Selected aggregate financial data for unconsolidated affiliates for 1998 and 1997 is presented below:



                                             1998         1997
                                         -----------   ----------
                                               (in thousands)
  Total assets .......................   $100,037       $96,667
  Total liabilities ..................   $ 95,098       $95,364
  Net income .........................   $  1,404       $ 2,092

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. MORTGAGES AND NOTES PAYABLE
     Mortgages and notes payable consisted of the following at December 31, 1998, and 1997:



                                                                  1998           1997
                                                             -------------   -----------
                                                                    (in thousands)
          Mortgage notes payable:
           7.9% mortgage note due 2001 ...................    $  133,000      $140,000
           9.0% mortgage note due 2005 ...................        39,043        39,630
           8.1% mortgage note due 2005 ...................        30,454        30,951
           8.0% mortgage note due 2007 ...................        42,842        43,465
           8.0% mortgage note due 2013 ...................        55,754            --
           6.5% to 13.0% mortgage notes due between
            1999 and 2022 ................................       235,234        78,330
           Variable rate Industrial Revenue Bonds due
            between 1999 and 2015 ........................        70,800            --
           Variable rate mortgage notes due 2021 .........         1,975            --
                                                              ----------      --------
                                                              $  609,102      $332,376
                                                              ----------      --------
          Unsecured indebtedness:
           6.75% notes due 2003 ..........................    $  100,000      $100,000
           8.0% notes due 2003 ...........................       150,000            --
           7.0% notes due 2006 ...........................       110,000       110,000
           7.125% notes due 2008 .........................       100,000            --
           8.125% notes due 2009 .........................        50,000            --
           7.19% notes due 2011 ..........................       100,000       100,000
           6.835% notes due 2013 .........................       125,000            --
           7.5% notes due 2018 ...........................       200,000            --
           Variable rate note due 2002 ...................        21,114        21,682
           Revolving loan due 1998 .......................            --        50,000
           Revolving loan due 1999 .......................            --       264,500
           Revolving loan due 2001 .......................       341,000            --
                                                              ----------      --------
                                                              $1,297,114      $646,182
                                                              ----------      --------
                  Total ..................................    $1,906,216      $978,558
                                                              ==========      ========

Secured Indebtedness

     Mortgage notes payable were secured by real estate with an aggregate carrying value of $1.2 billion at December 31, 1998.

     The 7.9% mortgage note due 2001 is secured by 45 of the properties (the "Mortgage Note Properties"), which are held by AP Southeast Portfolio Partners, L.P. (the "Financing Partnership"). The Operating Partnership has a 99.99% economic interest in the Financing Partnership, which is managed indirectly by the Operating Partnership. The 7.9% mortgage note is a conventional, monthly pay, first mortgage note in the principal amount of $133 million issued by the Financing Partnership. The 7.9% mortgage note is a limited recourse obligation of the Financing Partnership as to which, in the event of a default under the indenture or the mortgage, recourse may be had only against the Mortgage Note Properties and other assets that have been pledged as security. The 7.9% mortgage note was issued to Kidder Peabody Acceptance Corporation I pursuant to an indenture, dated March 1, 1994, among the Financing Partnership, Bankers Trust Company of California, N.A. and Bankers Trust Company.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. MORTGAGES AND NOTES PAYABLE -- (Continued)

     The Financing Partnership may make optional principal payments on the 7.9% mortgage note on any distribution date, subject to the payment of a yield maintenance charge in connection with such payments made prior to August 1, 2000.


Unsecured Indebtedness

     On June 24, 1997, a trust formed by the Operating Partnership sold $100 million of Exercisable Put Option Securities due June 15, 2004 ("X-POS"), which represent fractional undivided beneficial interest in the trust. The assets of the trust consist of, among other things, $100 million of Exercisable Put Option Notes due June 15, 2011 (the "Put Option Notes"), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19%, representing an effective borrowing cost of 7.09% from the date of issuance through June 15, 2004, net of a related put option and certain interest rate hedge contract costs. Under certain circumstances, the Put Option Notes could become subject to early maturity on June 15, 2004.

     On February 2, 1998, the Operating Partnership sold $125 million of Mandatory Par Put Remarketed Securities ("MOPPRS") due February 1, 2013. The MOPPRS bear an interest rate of 6.835%, representing an effective borrowing cost of 6.31% from the date of issuance through January 31, 2003 (the "Remarketing Date"), net of a related remarketing option. Under certain circumstances, the MOPPRS could become subject to early maturity on the Remarketing Date.

     During 1998, the Operating Partnership obtained a $600 million unsecured revolving loan (as amended, the "Revolving Loan"). The Revolving Loan matures in July 2001 and replaced the Operating Partnership's two previously existing revolving loans aggregating $430 million. The Revolving Loan carries an interest rate based upon the Operating Partnership's senior unsecured credit rating. The Revolving Loan also includes a $300 million competitive bid sub-facility. At December 31, 1998, the effective interest rate for borrowing under the Revolving Loan was 6.16%. The Operating Partnership had $152.5 of borrowing availability under the Revolving Loan at December 31, 1998. The terms of the Revolving Loan require the Operating Partnership to pay an annual facility fee equal to .15% of the aggregate amount of the Revolving Loan and include certain restrictive covenants which limit, among other things, dividend payments, and which require compliance with certain financial ratios and measurements. At December 31, 1998, the Operating Partnership was in compliance with these covenants.


Interest Rate Hedge Contracts

     To meet in part its long-term liquidity requirements, the Operating Partnership borrows funds at a combination of fixed and variable rates. Borrowings under the Revolving Loan bear interest at variable rates. The Operating Partnership's long-term debt, which consists of long-term financings and the issuance of debt securities, typically bears interest at fixed rates. In addition, the Operating Partnership has assumed fixed rate and variable rate debt in connection with acquiring properties. The Operating Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, from time to time the Operating Partnership enters into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate its interest rate risk with respect to various debt instruments. The Operating Partnership does not hold or issue these derivative contracts for trading or speculative purposes.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. MORTGAGES AND NOTES PAYABLE -- (Continued)

     The following table sets forth information regarding the Operating Partnership's interest rate hedge contracts as of December 31, 1998:



                   Notional     Maturity                                  Fixed        Fair Market
 Type of Hedge      Amount        Date           Reference Rate            Rate           Value
---------------   ----------   ----------   -----------------------   -------------   ------------
                                      (dollars in thousands)
Treasury Lock     $50,000       3/10/99     10-Year Treasury               5.631%       $ (3,708)
Treasury Lock     100,000        7/1/99     10-Year Treasury               5.674          (7,313)
Treasury Lock     100,000       10/1/99     10-Year Treasury               5.725          (7,394)
Swap              100,000       10/1/99     3-Month LIBOR                  4.970              93
Swap               21,112       6/10/02     1-Month LIBOR + 0.75%          7.700            (733)
Collar             80,000      10/15/01     1-Month LIBOR              5.40-6.25          (1,376)

     The interest rate on all of the Operating Partnership's variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. Net payments made to counterparties under the Operating Partnership's swaps, collars and caps were $48,000 in 1998 and $47,000 in 1997 and were recorded as increases to interest expense. Payments received from counterparties were $167,000 in 1996 and were recorded as a reduction of interest expense.

     In addition, the Operating Partnership is exposed to certain losses in the event of non-performance by the counterparties under the interest rate hedge contracts. The Operating Partnership expects the counterparties, which are major financial institutions, to perform fully under these contracts. However, if the counterparties were to default on their obligations under the interest rate hedge contracts, the Operating Partnership could be required to pay the full rates on its debt, even if such rates were in excess of the rates in the contracts.


Other Information

     The aggregate maturities of the mortgage and notes payable at December 31, 1998 are as follows:



Year of Maturity                    Principal Amount
--------------------------------   -----------------
                                     (in thousands)
  1999 .........................       $   44,387
  2000 .........................           29,736
  2001 .........................          493,456
  2002 .........................           66,013
  2003 .........................          265,576
  Thereafter ...................        1,007,048
                                       ----------
                                       $1,906,216
                                       ==========

     Total interest capitalized was $17,968,000 in 1998, $7,238,000 in 1997, and $2,935,000 in 1996.


4. EMPLOYEE BENEFIT PLANS


Management Compensation Program

     The Operating Partnership has established an incentive compensation plan for employees of the Operating Partnership. The plan provides for payment of a cash bonus to participating officers and employees if certain Operating Partnership performance objectives are achieved. The amount of the bonus to participating officers and employees is based on a formula determined for each employee by

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4. EMPLOYEE BENEFIT PLANS -- (Continued)

the executive compensation committee of the Company, but may not exceed 100% of base salary. All bonuses may be subject to adjustment to reflect individual performance as measured by specific qualitative criteria to be approved by the executive compensation committee. Bonuses are accrued in the year earned and are included in accrued expenses in the Consolidated Balance Sheets.

     In addition, as an incentive to retain top management, the Company has established a deferred compensation plan which provides for phantom stock awards. Under the deferred compensation plan, phantom stock or stock appreciation rights equal in value to 25% of the yearly cash bonus may be set aside in an incentive pool, with payment after five years. If an employee leaves the Operating Partnership for any reason (other than death, disability or normal retirement) prior to the end of the five-year period, all awards under the deferred compensation plan will be forfeited. The Operating Partnership reimburses the Company with respect to its obligations under the deferred compensation plan.


401(k) Savings Plan

     The Company has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Company matches the first 6% of compensation deferred at the rate of 50% of employee contributions. During 1998, 1997 and 1996, the Company contributed $588,000, $353,000, and $160,000, respectively to the Plan. Administrative expenses of the plan are paid by the Company. The Company's obligations under and related to the 401(k) savings plan are reimbursed by the Operating Partnership.


Employee Stock Purchase Plan

     In August 1997, the Company instituted an Employee Stock Purchase Plan for all active employees. At the end of each three-month offering period, each participant's account balance is applied to acquire shares of Common Stock at 90% of the market value of the Common Stock, calculated as the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant may not invest more than $7,500 per quarter. Employees purchased 24,046 and 5,839 shares of Common Stock under the Employee Stock Purchase Plan during the years ended December 31, 1998 and 1997, respectively. With each share of Common Stock issued under the Employee Stock Purchase Plan, the Operating Partnership issues one Common Unit to the Company in exchange for the price paid by the employee for the share.


5. RENTAL INCOME

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

     Expected future minimum rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 1998, are as follows (in thousands):

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

5. RENTAL INCOME -- (Continued)


  1999 ......................   $  493,190
  2000 ......................      455,254
  2001 ......................      388,659
  2002 ......................      321,121
  2003 ......................      252,459
  Thereafter ................      936,741
                                ----------
                                $2,847,424
                                ==========

6. RELATED PARTY TRANSACTIONS

     The Operating Partnership makes advances to Highwoods Services, Inc. for working capital purposes. These advances bear interest at a rate of 7% per annum, are due on demand and totaled $10,420,000 at December 31, 1998, and $7,022,000 at December 31, 1997. The Operating Partnership recorded interest income from these advances of $826,000, $142,000 and $91,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     On December 8, 1998, the Operating Partnership purchased the Bluegrass Valley office development project from a limited liability company controlled by an executive officer and director of the Company for approximately $2.5 million.

     On October 1, 1997, the Operating Partnership sold the Ivy Distribution Center in Winston-Salem, North Carolina, to a limited liability company controlled by an executive officer and director of the Company for $2,050,000. The Operating Partnership accepted a note receivable of $2,050,000 as consideration for this transaction which approximated the carrying value of the property. The note bore interest at 8% per annum and was paid in full on October 8, 1998. The Operating Partnership recorded interest income of $123,000 and $41,000 for the years ended December 31, 1998 and 1997, respectively.

     On March 18, 1997, the Operating Partnership purchased 5.68 acres of development land in Raleigh, North Carolina, for $1,298,959 from a partnership in which an executive officer and director and an additional director of the Company each had an 8.5% limited partnership interest.


7. PARTNER'S CAPITAL


Distributions

     Distributions paid on Common Units (including Redeemable Class A and Class B Common Units) were $2.10, $1.98 and $1.86 per Common Unit for the years ended December 31, 1998, 1997 and 1996 respectively.

     On January 25, 1999, the Board of Directors declared a Common Unit distribution of $.54 per Common Unit payable on February 17, 1999, to Common Unitholders of record on February 4, 1999. Such distributions are prorated with respect to Common Units that have not been outstanding for the full prior quarter.


Preferred Units

     On February 7, 1997, the Operating Partnership issued 125,000 Series A Preferred Units to the Company. The Series A Preferred Units are non-voting and have a liquidation preference of $1,000 per unit for an aggregate liquidation preference of $125.0 million plus accrued and unpaid distributions. The net proceeds (after underwriting commission and other offering costs) of the Series A Preferred

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. PARTNER'S CAPITAL -- (Continued)

Units issued were $121.8 million. The Company is entitled to receive cumulative preferential cash distributions at a rate of 8 5/8% of the liquidation preference per annum (equivalent to $86.25 per unit). On or after February 12, 2027, the Series A Preferred Units will be redeemed for cash upon the redemption of the corresponding Series A Preferred Stock issued by the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other units, which may include other preferred units.

     On September 22, 1997, the Operating Partnership issued 6,900,000 Series B Preferred Units to the Company. The Series B Preferred Units are non-voting and have a liquidation preference of $25 per unit for an aggregate liquidation preference of $172.5 million plus accrued and unpaid distributions. The net proceeds (after underwriting commission and other offering costs) of the Series B Preferred Units issued were $166.3 million. The Company is entitled to receive cumulative preferential cash distributions at a rate of 8% of the liquidation preference per annum (equivalent to $2.00 per unit). On or after September 25, 2002, the Series B Preferred Units will be redeemed for cash upon the redemption of the corresponding Series B Preferred Stock issued by the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other units, which may include other preferred units.

     On April 23, 1998, the Operating Partnership issued 400,000 Series D Preferred Units to the Company. The Series D Preferred Units are non-voting and have a liquidation preference of $250 per unit for an aggregate liquidation preference of $100 million plus accrued and unpaid distributions. The net proceeds (after underwriting commission and other offering costs) of the Series D Preferred Units issued were $96.8 million. The Company is entitled to receive cumulative preferential cash distributions at a rate of 8% of the liquidation preference per annum (equivalent to $20.00 per unit). On or after April 23, 2003, the Series D Preferred Units will be redeemed for cash upon the redemption of the corresponding Series D Preferred Stock issued by the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other units, which may include other preferred units.


8. EARNINGS PER COMMON UNIT

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

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

8. EARNINGS PER COMMON UNIT -- (Continued)

     The following table sets forth the computation of basic and diluted earnings per Common Unit:



                                                                  1998             1997             1996
                                                             --------------   --------------   -------------
                                                             (dollars in thousands, except per unit amounts)
Numerator:
  Income before extraordinary item .......................   $  151,135       $   91,552       $   46,674
  Non-convertible preferred unit dividends ...............      (30,092)         (13,117)              --
  Extraordinary item .....................................         (387)          (6,945)          (2,432)
                                                             -----------      -----------      -----------
Numerator for basic earnings per Common
  Unit -- income available to Common Unitholders .........   $  120,656       $   71,490       $   44,242
Numerator for diluted earnings per share -- income
  available to Common Unitholders ........................   $  120,656       $   71,490       $   44,242
Denominator:
Denominator for basic earnings per Common
  Unit -- weighted-average shares ........................       64,847           46,422           29,852
  Effect of dilutive securities:
   Employee stock options ................................          240              318              190
   Warrants ..............................................           45               73               32
                                                             -----------      -----------      -----------
  Dilutive potential Common Units ........................          285              391              222
Denominator for diluted earnings per Common
  Unit -- adjusted weighted average Common Units
  and assumed conversions ................................       65,132           46,813           30,074
Basic earnings per Common Unit ...........................   $     1.86       $     1.54       $     1.48
                                                             ===========      ===========      ===========
Diluted earnings per Common Unit .........................   $     1.85       $     1.53       $     1.47
                                                             ===========      ===========      ===========

     For additional disclosures regarding the outstanding preferred Units, the employee stock options and the warrants, see Notes 6 and 8.


9. STOCK OPTIONS AND WARRANTS

     As of December 31, 1998, 5,838,627 shares of the Company's authorized Common Stock were reserved for issuance upon the exercise of options under the Amended and Restated 1994 Stock Option Plan. Options generally vest over a four- or five-year period beginning with the date of grant.

     In 1995, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). SFAS 123 recommends the use of a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date on the fair value of the award and is recognized over the service period (generally the vesting period of the award). However, SFAS 123 specifically allows an entity to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") so long as pro forma disclosures of net income and earnings per share are made as if SFAS 123 had been adopted. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because the Company believes that the models available to estimate the fair value of employee stock options do not provide a reliable single measure of the fair value of employee stock options. Moreover, such models required the input of highly subjective assumptions, which can materially affect the fair value estimates. APB 25 requires the recognition of compensation expense at the date of grant equal to the difference between the option price and the value of the underlying stock. Because the exercise price of the Company's employee

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. STOCK OPTIONS AND WARRANTS -- (Continued)

stock options equals the market price of the underlying stock on the date of grant, the Company records no compensation expense for the award of employee stock options.

     Under SFAS 123, a public entity must estimate the fair value of a stock option by using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. SFAS provides examples of possible pricing models and includes the Black-Scholes pricing model, which the Company used to develop its pro forma disclosures. However, as previously noted, the Company does not believe that such models provide a reliable single measure of the fair value of employee stock options. Furthermore, the Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, rather than for use in estimating the fair value of employee stock options subject to vesting and transferability restrictions.

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, only options granted subsequent to that date were valued using this Black-Scholes model. The fair value of the options granted in 1998 was estimated at the date of grant using the following weighted average assumptions: risk-free rates ranging between 3.29% and 6.01%, dividend yield of 9.0% and a weighted average expected life of the options of five years. The fair value of the options granted in 1997 was estimated at the date of grant using the following weighted-average assumptions: risk-free interest rates ranging between 5.75% and 6.72%, dividend yield of 6.5% and a weighted average expected life of the options of five years. The fair value of the 1996 options were estimated at the date of grant using the following weighted average assumptions: risk-free interest rate of 6.47%, expected volatility of .182, dividend yield of 7.07% and a weighted-average expected life of the options of five years. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below (dollars in thousands, except per share amounts):



                                                                             Year ended
                                                                             December 31
                                                             -------------------------------------------
                                                                  1998           1997           1996
                                                             -------------   ------------   ------------
   Net income -- as reported .............................     $ 120,656       $ 71,490       $ 44,242
   Net income -- pro forma ...............................     $ 118,491       $ 70,311       $ 43,784
   Net income per share -- basic (as reported) ...........     $    1.88       $   1.54       $   1.48
   Net income per share -- diluted (as reported) .........     $    1.87       $   1.53       $   1.47
   Net income per share -- basic (pro forma) .............     $    1.83       $   1.51       $   1.47
   Net income per share -- diluted (pro forma) ...........     $    1.82       $   1.50       $   1.46

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. STOCK OPTIONS AND WARRANTS -- (Continued)

     The following table summarizes information about employees' and Board of Directors' stock options outstanding at December 31, 1998, 1997 and 1996:



                                               Options Outstanding
                                           ---------------------------
                                                             Weighted
                                                             Average
                                               Number        Exercise
                                             of Shares        Price
                                           -------------   -----------
 Balances at December 31, 1995 .........       689,320      $  21.54
 Options granted .......................       586,925         28.27
 Options canceled ......................            --            --
 Options exercised .....................       (10,545)        20.75
                                               -------      --------
 Balances at December 31, 1996 .........     1,265,700         24.67
 Options granted .......................     2,250,765         32.90
 Options canceled ......................       (76,040)        22.20
 Options exercised .....................      (117,428)        21.84
                                             ---------      --------
 Balances at December 31, 1997 .........     3,322,997         30.40
 Options granted .......................       737,754         27.21
 Options canceled ......................       (11,800)        31.11
 Options exercised .....................       (25,400)        21.98
                                             ---------      --------
 Balances at December 31, 1998 .........     4,023,551      $  29,83
                                             =========      ========


                                 Options Exercisable
                              -------------------------
                                              Weighted
                                              Average
                               Number of      Exercise
                                 Shares        Price
                              -----------   -----------
December 31, 1996 .........    225,350      $ 21.74
December 31, 1997 .........    686,870      $ 30.94
December 31, 1998 .........   1,315,898     $ 26.65

     Exercise prices for options outstanding as of December 31, 1998, ranged from $9.54 to $35.50. The weighted average remaining contractual life of those options is 7.7 years. Using the Black-Scholes options valuation model, the weighted average fair value of options granted during 1998, 1997 and 1996 was $2.98, $3.23 and $3.10, respectively.


     Warrants

     In connection with various acquisitions in 1997, 1996 and 1995 the Company issued warrants to certain officers and directors.



                               Number of      Exercise
Date of Issuance                Warrants       Price
---------------------------   -----------   -----------
    February 1995 .........     100,000       $ 21.00
    April 1996 ............     150,000       $ 28.00
    October 1997 ..........   1,479,290       $ 32.50
    December 1997 .........     120,000       $ 34.13
                              ---------
  Total ...................   1,849,290
                              =========

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. STOCK OPTIONS AND WARRANTS -- (Continued)

     The warrants granted in February 1995, April 1996 and December 1997 expire 10 years from the date of issuance. All warrants are exercisable from the date of issuance. The warrants granted in October 1997 do not have an expiration date. There were no warrants issued during 1998. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units; therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership.


10. COMMITMENTS AND CONTINGENCIES


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

     For one property, the Operating Partnership has the option to purchase the leased land at any time during the lease term. The purchase price ranges from $1,800,000 to $2,200,000 depending on the exercise date.

     The obligation for future minimum lease payments is as follows (in thousands):


  1999 .....................   $ 1,459
  2000 .....................     1,459
  2001 .....................     1,459
  2002 .....................     1,433
  2003 .....................     1,414
  Thereafter ...............    58,684
                               -------
                               $65,908
                               =======

     Litigation

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols Company, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of
Section 14(a) of the Securities Exchange Act of 1934 and (4) the Company filed a registration statement with the Securities and Exchange Commission containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs seek equitable relief and monetary damages. The Company believes that the defendants have meritorious defenses to the plaintiffs' allegations. The Company intends to vigorously defend this litigation and has filed a motion to dismiss all claims asserted against the defendants. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is not able to

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

10. COMMITMENTS AND CONTINGENCIES -- (Continued)

predict the outcome of this litigation. If this litigation is not resolved in our favor, it could have a material adverse effect on the Operating Partnership's business, financial condition and results of operations.

     In addition, the Operating Partnership is a party to a variety of legal proceedings arising in the ordinary course of our business. The Operating Partnership believes that it is adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse affect on the Operating Partnership's business, financial condition and results of operations.


     Contracts

     The Operating Partnership has entered into construction contracts totaling $348 million at December 31, 1998. The amounts remaining on these contracts as of December 31, 1998 totaled $130 million.

     The Operating Partnership has entered into various contracts under which it is committed to acquire 626 acres of land over a four-year period for an aggregate purchase price of approximately $79 million.


     Capital Expenditures

     The Operating Partnership presently has no plans for major capital improvements to the existing properties, other than normal recurring building improvements, tenant improvements and lease commissions.


     Environmental Matters

     Substantially all of the Operating Partnership's in-service properties have been subjected to Phase I environmental assessments (and, in certain instances, Phase II environmental assessments). Such assessments and/or updates have not revealed, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying consolidated financial statements.


     Employment Agreements

     As the Operating Partnership has expanded into new markets, it has sought to enter into business combinations with local real estate operators with many years of management and development experience in their respective markets. Accordingly, in connection with joining the Company as executive officers as a result of such business combinations, these persons have entered into employment agreements with the Company. The Operating Partnership reimburses the Company with respect to its obligations under such agreements.


11. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Operating Partnership could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values . The carrying amounts and estimated fair values of the Operating Partnership's financial instruments at December 31, 1998 were as follows (in thousands):

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -- (Continued)


                                                       Carrying          Fair
                                                        Amount          Value
                                                    -------------   -------------
                                                           (in thousands)
          Cash and cash equivalents .............   $   30,696      $   30,696
          Accounts and notes receivable .........   $   40,509      $   40,509
          Mortgages and notes payable ...........   $1,906,216      $1,937,116
          Interest rate hedge contracts .........   $    2,046      $  (20,431)

     The fair values for the Operating Partnership's fixed rate mortgages and notes payable were estimated using discounted cash flow analysis, based on the Operating Partnership's estimated incremental borrowing rate at December 31, 1998, for similar types of borrowing arrangements. The carrying amounts of the Operating Partnership's variable rate borrowings approximate fair value.

     The fair values of the Operating Partnership's interest rate hedge contracts represent the estimated amount the Operating Partnership would receive or pay to terminate or replace the financial instruments at current market rates.

     Disclosures about the fair value of financial instruments are based on relevant information available to the Operating Partnership at December 31, 1998. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.


12. ACQUISITION

     On July 13, 1998, the Company completed its acquisition of the J.C. Nichols Company ("JCN"), a Missouri real estate operating company, pursuant to a merger agreement dated December 22, 1997 and amended on April 29, 1998. The aggregate consideration totaled $544 million and consisted of the issuance of approximately 5.63 million shares of the Company's Common Stock, the assumption of approximately $229 million of debt, approximately $15 million in transaction costs and a cash payment of approximately $120 million, net of cash acquired of approximately $59 million. The merger was accounted for under the purchase method of accounting. The results of operations of JCN have been included in the Operating Partnership's financial statements for the period from July 13, 1998 to December 31, 1998. Unaudited pro forma information is provided in Note 13 as if the acquisition of JCN had occurred at the beginning of the respective years presented.


13. SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma information has been prepared assuming the following transactions all occurred as of January 1, 1997: (1) the acquisition of 176 properties during 1997 at an initial cost of $1.1 billion;
(2) the issuance of 125,000 Series A Preferred Shares; (3) the issuance of $100 million of X-POS; (4) the issuance of 6,900,000 Series B Preferred Shares; (5) the issuance of 1,800,000 shares of Common Stock in August 1997; (6) the issuance of 8,500,000 shares of Common Stock in October 1997; (7) the acquisition of 186 properties during 1998 at an initial cost of $1.2 billion;
(8) the issuance of $125 million of MOPPRS and $100 million unsecured notes due 2008 in February 1998; (9) the issuance of an aggregate of 5,503,795 shares of Common Stock in underwritten public offerings during 1998; (10) the issuance of 400,000 Series D Preferred Shares; and (11) the issuance of $200 million of unsecured notes due 2018 in April 1998.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

13. SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED) -- (Continued)

     Pro forma interest expense was calculated based on the indebtedness outstanding after debt repayment and using the effective interest rate on such indebtedness. In connection with various transactions, the Company issued Common Stock and the Operating Partnership issued Common Units totaling approximately
6.5 million and 6.7 million in 1998 and 1997, respectively, which were recorded at their fair market value upon the closing date of the transactions.



                                                   Pro Forma Year Ended     Pro Forma Year Ended
                                                     December 31, 1998       December 31, 1997
                                                  ----------------------   ---------------------
                                                     (in thousands, except per unit amounts)
      Revenues ................................         $ 558,090                $ 454,307
      Net income before
       extraordinary item .....................         $ 128,292                $  93,903
      Net income ..............................         $ 127,905                $  86,958
      Net income per share -- basic ...........         $    1.97                $    1.27
      Net income per share -- diluted .........         $    1.96                $    1.26

     The pro forma information is not necessarily indicative of what the Operating Partnership's results of operations would have been if the transactions had occurred at the beginning of each period presented. Additionally, the pro forma information does not purport to be indicative of the Operating Partnership's results of operations for future periods.


14. SEGMENT INFORMATION

     The sole business of the Operating Partnership is the acquisition, development and operation of rental real estate properties. The Operating Partnership operates office, industrial and retail properties and apartment units. There are no material inter-segment transactions.

     The Operating Partnership's chief operating decision maker ("CDM") assesses and measures operating results based upon property level net operating income. The operating results for the individual assets within each property type have been aggregated since the CDM evaluates operating results and allocates resources on a property-by-property basis within the various property types.

     The accounting policies of the segments are the same as those described in note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

14. SEGMENT INFORMATION -- (Continued)


                                                                          1998          1997          1996
                                                                      -----------   -----------   -----------
Rental income:
Office segment ....................................................    $ 425,309     $ 233,527     $ 107,614
Industrial segment ................................................       48,134        33,406        18,373
Retail segment ....................................................       13,922            --            --
Apartment segment .................................................        9,374            --            --
                                                                       ---------     ---------     ---------
                                                                       $ 496,739     $ 266,933     $ 125,987
                                                                       =========     =========     =========
Net operating income:
Office segment net operating income ...............................    $ 289,403     $ 162,685     $  76,996
Industrial segment net operating income ...........................       39,392        27,505        15,334
Retail segment net operating income ...............................        8,869            --            --
Apartment segment net operating income ............................        4,864            --            --
                                                                       ---------     ---------     ---------
                                                                       $ 342,528     $ 190,190     $  92,330
Reconciliation to income before minority interest and extraordinary item:
Equity in income of unconsolidated affiliates .....................         (207)           --            --
Gain on disposition of assets .....................................        1,716            --            --
Interest and other income .........................................       13,230         6,232         6,315
Interest expense ..................................................      (93,959)      (47,394)      (25,230)
General and administrative expenses ...............................      (20,776)      (10,216)       (5,636)
Depreciation and amortization .....................................      (91,397)      (47,260)      (21,105)
                                                                       ---------     ---------     ---------
Income before minority interest and extraordinary item ............    $ 151,135     $  91,552     $  46,674
                                                                       =========     =========     =========


                                               At December 31,
                                ---------------------------------------------
                                     1998            1997            1996
                                -------------   -------------   -------------
Total Assets:
Office segment ..............    $3,235,815      $2,348,292      $1,203,857
Industrial segment ..........       495,675         288,511         176,307
Retail segment ..............       239,555              --              --
Apartment segment ...........       139,093              --              --
Corporate and other .........       137,562          70,437          49,324
                                 ----------      ----------      ----------
Total Assets ................    $4,247,700      $2,707,240      $1,429,488
                                 ==========      ==========      ==========

15. SUBSEQUENT EVENTS

     On March 15, 1999, the Operating Partnership closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt-DLF 98/29 -- Walter Fink-KG ("DLF"), pursuant to which the Operating Partnership sold or contributed certain office properties valued at approximately $142 million to a newly created limited partnership (the "Joint Venture"). DLF contributed approximately $55 million for a 77.19% interest in the Joint Venture, and the Joint Venture borrowed approximately $71 million from third-party lenders. The Operating Partnership retained the remaining 22.81% interest in the Joint Venture, received cash proceeds of approximately $126 million and is the sole and exclusive manager and leasing agent of the Joint Venture's properties, for which the Operating Partnership receives customary management fees and leasing commissions. The net book value of these properties at December 31, 1998 was $131.3 million. The Operating Partnership used the cash proceeds received in the transaction

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

15. SUBSEQUENT EVENTS -- (Continued)

to fund existing development activity either through direct payments or repayment of borrowings under the Revolving Loan.

     On August 28, 1997, the Company entered into a purchase agreement with UBS AG, London Branch ("UB-LB") involving the sale of 1.8 million shares of Common Stock and a related forward contract providing for certain purchase price adjustments. The forward contract (as amended) generally provides that if the market price (defined as the average closing price of the Common Stock for the period beginning March 31, 1999 and ending when UB-LB has sold all of the shares issued under the forward contract) is less than a certain amount, which we refer to as the "Forward Price," we must pay UB-LB the difference times 1.8 million. (Similarly, if the market price of a share of Common Stock is above the Forward Price, UB-LB must pay us the difference in shares of Common Stock.)


     On February 28, 1999, the Company and UB-LB amended the forward contract. Pursuant to the amendment:

   o UB-LB applied $12.8 million in Company collateral to "buy down" the Forward Price by approximately $7.10 (at March 31, 1999, the forward price was approximately $25.12);

   o The Company issued 161,924 shares of common stock to UB-LB as an interim settlement payment; and

   o UB-LB agreed not to sell any of the shares that we had issued to it until not later than March 31, 1999.

     The Operating Partnership has recently entered into agreements to sell approximately 3.9 million rentable square feet of non-core office and industrial properties for gross proceeds of approximately $385 million. Non-core properties generally include single buildings or business parks that do not fit the Operating Partnership's long-term strategy. The transactions are subject to customary closing conditions such as expiration of the buyers' due diligence periods. Although the Operating Partnership believes that the transactions will close by May 31, 1999, it can provide no assurance that all or part of the transactions will be consummated.


13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Selected quarterly financial data for the years ended December 31, 1998, and 1997 are as follows (in thousands except per share amounts):

                                                       For the year ended December 31, 1997*

----------------------------------------------------------------------------------------------------------------------
                                First Quarter     Second Quarter     Third Quarter     Fourth Quarter         Total
                               ---------------   ----------------   ---------------   ----------------      -----------
Revenues ...................      $ 57,776           $ 60,873          $ 63,302           $ 91,214            $273,165
                                  ========           ========          ========           ========            ========
Income before extraordinary
  item .....................        17,670             17,535            18,399             24,831              78,435
Extraordinary item .........        (3,973)                --            (1,561)            (1,358)             (6,945)
                                  --------           --------          --------           --------            --------
Net (loss) income ..........      $ 13,697           $ 17,535          $ 16,838           $ 23,420             $71,490
                                  ========           ========          ========           ========            ========
Per Common Unit:
  Income before
   extraordinary
   item -- Basic ...........      $    .42           $    .42          $    .43           $    .42           $    1.69
                                  ========           ========          ========           ========            ========
  Income before
   extraordinary
   item -- Diluted .........      $    .42           $    .41          $    .42           $    .41           $    1.68
                                  ========           ========          ========           ========            ========

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED): -- (Continued)


                                                       For the year ended December 31, 1998

----------------------------------------------------------------------------------------------------------------------
                               First Quarter      Second Quarter     Third Quarter     Fourth Quarter         Total
                               ---------------   ----------------   ---------------   ----------------      -----------
Revenues ...................      $102,384          $ 115,400          $141,773           $151,921           $511,478
Income before extraordinary
  item .....................        27,836             29,426            32,403             31,378            121,043
Extraordinary item .........           (46)                --              (324)               (17)              (387)
                                  --------          ---------          --------           --------           --------
Net income .................      $ 27,790          $  29,426          $ 32,079           $ 31,361           $120,656
                                  ========          =========          ========           ========           ========
Per Common Unit:
  Income before
   extraordinary
   item -- Basic ...........      $    .47          $     .47          $    .48           $    .45           $   1.87
                                  ========          =========          ========           ========           ========
  Income before
   extraordinary
   item -- Diluted .........      $    .47          $     .47          $    .47           $    .45           $   1.86
                                  ========          =========          ========           ========           ========

----------
* The total of the four quarterly amounts for net income per Common Unit does not equal the total for the year due to the use of a weighted average to compute the average number of Common Units outstanding.

                   HIGHWOODS REALTY LIMITED PARTNERSHIP, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1998
                                 (In thousands)


                                                                             Cost Capitalized
                                                                                Subsequent
                                                     Initial Cost             to Acquisition
                                                ----------------------- ------------------------
                                                           Building &                Building &
           Description             Encumbrance    Land    Improvements     Land     Improvements
--------------------------------- ------------- -------- -------------- --------- --------------
Asheville, NC
Ridgefield III                           --        743        3,183          --          861
Ridgefield I                          1,662        636        3,607          --          234
Ridgefield II                         1,812        910        5,157          --          173
Atlanta,GA
1765 The Exchange                        --        767        6,305          --          271
One Point Royal                          --      1,754       16,621          --           44
Two Point Royal                          --      1,793       14,951          --           56
400 North Business Park                  --        979        6,112          --          144
50 Glenlake                              --      2,500       20,000          --          242
6348 Northeast Expressway             1,400        277        1,629          --           26
6438 Northeast Expressway             1,587        181        2,225          --           46
Bluegrass Place 1                        --        491        2,016          --           24
Bluegrass Place 2                        --        412        2,529          --           28
1700 Century Circle                      --      1,115        3,148          --          310
1800 Century Boulevard                   --      1,441       28,939          --          378
1875 Century Boulevard                   --         --        8,790          --          318
1900 Century Boulevard                   --         --        4,721          --          314
2200 Century Parkway                     --         --       14,274          --          754
2400 Century Center                      --         --       12,435          --        2,486
2600 Century Parkway                     --         --       10,254          --          312
2635 Century Parkway                     --         --       21,083          --          726
2800 Century Parkway                     --         --       19,963          --          208
Chattahoochee Avenue                     --        248        1,817          --          216
Chastain Place I                         --        472        3,011          --          901
Chastain Place II                        --        607        1,338          --          507
Chastain Place III                       --         --           --          --           35
Corporate Lakes Distribution
 Center                                  --      1,275        7,227          --          339
Cosmopolitan North                       --      2,855        4,155          --          463
Deerfield land                           --        879           --          --           --
EKA Chemical                             --        609        9,883          --            3
1035 Fred Drive                          --        270        1,239          --           13
1077 Fred Drive                          --        384        1,191          --           29
5125 Fulton Industrial Blvd              --        578        3,116          --           81
Fulton Corporate Center                  --        542        2,042          --           70
10 Glenlake                              --      2,569       20,333          --            1
Glenlakes                                --      2,908           --          --           --
Gwinnett Distribution Center             --      1,128        5,943          --          293
Kennestone Corporate Center              --        518        4,874          --           99
Lavista Business Park                    --        821        5,244          --          443
Norcross, I, II                          --        326        1,979          --           20
Nortel                                   --      3,341       32,109          --            2
Newpoint Place I                         --        825        2,452          --        1,329
Newpoint Place III                       --        661        1,866          --          831
Newpoint Place                           --        187           --          --           --
Newpoint - Site E                        --        984           --          --           --
Oakbrook I                            1,985        873        4,948          --           73
Oakbrook II                           3,416      1,579        8,950          --          573
Oakbrook III                          3,877      1,480        8,388          --          172
Oakbrook IV                           2,348        953        5,400          --           45
Oakbrook V                            5,586      2,206       12,501          --          210
Oakbrook Summitt                      4,565        950        6,572          --          146
Oxford Lake Business Center              --        855        7,014          --           77
Peachtree Corners Land                   --         --           --         744           --
Southside Distribution Center            --        810        4,482          --           78
Steel Drive                              --        171        1,219        (171)      (1,219)
Highwoods Center I @ Tradeport           --         --           --          --            9
Atlanta Tradeport                        --         --           --       7,124           --
Baltimore, MD
4000 Old Court Medical Building          --        862        5,152           1           15
9690 Deereco Road                        --      1,188       16,296          --          206
Automatic Data Processing                --      2,277        7,667          --        2,256
The Atrium                               --      1,390        9,864          --          107
Business Center at Owings Mills,
 Lot 7                                   --        827        1,581          --           16
Business Center at Owings Mills,
 Lot 8                                   --        786        2,241          --           23




                                           Gross Amount at
                                    Which Carried at Close of Period                                     Life on
                                  ------------------------------------                                    Which
                                             Building &                  Accumulated      Date of     Depreciation
           Description              Land    Improvements   Total (28)   Depreciation   Construction   is  Computed
--------------------------------- -------- -------------- ------------ --------------  ------------  -------------
Asheville, NC
Ridgefield III                       743        4,044         4,787            57     1998           5-40 yrs.
Ridgefield I                         636        3,841         4,477           260     1987           5-40 yrs.
Ridgefield II                        910        5,330         6,240           328     1989           5-40 yrs.
Atlanta,GA
1765 The Exchange                    767        6,576         7,343           239     1983           5-40 yrs.
One Point Royal                    1,754       16,665        18,419           329     1996           5-40 yrs.
Two Point Royal                    1,793       15,007        16,800           392     1997           5-40 yrs.
400 North Business Park              979        6,256         7,235           278     1985           5-40 yrs.
50 Glenlake                        2,500       20,242        22,742           563     1997           5-40 yrs.
6348 Northeast Expressway            277        1,655         1,932            80     1978           5-40 yrs.
6438 Northeast Expressway            181        2,271         2,452           107     1981           5-40 yrs.
Bluegrass Place 1                    491        2,040         2,531            71     1995           5-40 yrs.
Bluegrass Place 2                    412        2,557         2,969            89     1996           5-40 yrs.
1700 Century Circle                1,115        3,458         4,573           217     1972           5-40 yrs.
1800 Century Boulevard             1,441       29,317        30,758         1,444     1975           5-40 yrs.
1875 Century Boulevard                --        9,108         9,108           458     1976           5-40 yrs.
1900 Century Boulevard                --        5,035         5,035           275     1971           5-40 yrs.
2200 Century Parkway                  --       15,028        15,028           777     1971           5-40 yrs.
2400 Century Center                   --       14,921        14,921            91     1998           5-40 yrs.
2600 Century Parkway                  --       10,566        10,566           515     1973           5-40 yrs.
2635 Century Parkway                  --       21,809        21,809         1,084     1980           5-40 yrs.
2800 Century Parkway                  --       20,171        20,171           997     1983           5-40 yrs.
Chattahoochee Avenue                 248        2,033         2,281           148     1970           5-40 yrs.
Chastain Place I                     472        3,912         4,384           276     1997           5-40 yrs.
Chastain Place II                    607        1,845         2,452             9     1998           5-40 yrs.
Chastain Place III                    --           35            35            --     N/A            N/A
Corporate Lakes Distribution
 Center                            1,275        7,566         8,841           426     1988           5-40 yrs.
Cosmopolitan North                 2,855        4,618         7,473           247     1980           5-40 yrs.
Deerfield land                       879           --           879            --     N/A            N/A
EKA Chemical                         609        9,886        10,495           196     1998           5-40 yrs.
1035 Fred Drive                      270        1,252         1,522            62     1973           5-40 yrs.
1077 Fred Drive                      384        1,220         1,604            60     1973           5-40 yrs.
5125 Fulton Industrial Blvd          578        3,197         3,775           164     1973           5-40 yrs.
Fulton Corporate Center              542        2,112         2,654           106     1973           5-40 yrs.
10 Glenlake                        2,569       20,334        22,903            21     1998           5-40 yrs.
Glenlakes                          2,908           --         2,908            --     N/A            N/A
Gwinnett Distribution Center       1,128        6,236         7,364           323     1991           5-40 yrs.
Kennestone Corporate Center          518        4,973         5,491           215     1985           5-40 yrs.
Lavista Business Park                821        5,687         6,508           290     1973           5-40 yrs.
Norcross, I, II                      326        1,999         2,325            94     1970           5-40 yrs.
Nortel                             3,341       32,111        35,452           635     1998           5-40 yrs.
Newpoint Place I                     825        3,781         4,606           108     1998           5-40 yrs.
Newpoint Place III                   661        2,697         3,358             5     1998           5-40 yrs.
Newpoint Place                       187           --           187            --     N/A            N/A
Newpoint - Site E                    984           --           984            --     N/A            N/A
Oakbrook I                           873        5,021         5,894           309     1981           5-40 yrs.
Oakbrook II                        1,579        9,523        11,102           733     1983           5-40 yrs.
Oakbrook III                       1,480        8,560        10,040           613     1984           5-40 yrs.
Oakbrook IV                          953        5,445         6,398           329     1985           5-40 yrs.
Oakbrook V                         2,206       12,711        14,917           799     1985           5-40 yrs.
Oakbrook Summitt                     950        6,718         7,668           327     1981           5-40 yrs.
Oxford Lake Business Center          855        7,091         7,946           308     1985           5-40 yrs.
Peachtree Corners Land               744           --           744            --     N/A            N/A
Southside Distribution Center        810        4,560         5,370           217     1988           5-40 yrs.
Steel Drive                           --           --            --            --     1975           5-40 yrs.
Highwoods Center I @ Tradeport        --            9             9            --     N/A            N/A
Atlanta Tradeport                  7,124           --         7,124            --     N/A            N/A
Baltimore, MD
4000 Old Court Medical Building      863        5,167         6,030            93     1987           5-40 yrs.
9690 Deereco Road                  1,188       16,502        17,690           433     1989           5-40 yrs.
Automatic Data Processing          2,277        9,923        12,200            39     1998           5-40 yrs.
The Atrium                         1,390        9,971        11,361           262     1986           5-40 yrs.
Business Center at Owings Mills,
 Lot 7                               827        1,597         2,424            42     1989           5-40 yrs.
Business Center at Owings Mills,
 Lot 8                               786        2,264         3,050            60     1989           5-40 yrs.

                                                                                Cost Capitalized
                                                                                   Subsequent
                                                        Initial Cost             to Acquisition
                                                   ----------------------- --------------------------
                                                              Building &                 Building &
            Description              Encumbrance     Land    Improvements      Land     Improvements
---------------------------------- --------------- -------- -------------- ----------- --------------
Business Center at Owings Mills,
 Lot 9                                    --          960        6,125            --            63
Clark Building                            --        1,675        8,764            --           193
Merrill Lynch Building                    --        2,960       11,316            --            16
Sportsman Club                            --           --           --         9,851            --
Birmingham, AL
Grandview I                               --        1,895       10,739        (1,895)      (10,739)
Boca Raton, FL
Highwoods Square                          --        2,586       14,657            --           178
Highwoods Plaza                           --        1,772       10,042            --           165
Highwoods Square                          --           --           --            --            44
One Boca Place                            --        5,736       32,505            --           517
Charlotte, NC
4101 Stuart Andrew Boulevard              --           70          510            --           245
4105 Stuart Andrew Boulevard              --           26          189            --            22
4109 Stuart Andrew Boulevard              --           87          636            --            40
4201 Stuart Andrew Boulevard              --          110          809            --            53
4205 Stuart Andrew Boulevard              --          134          979            --            52
4209 Stuart Andrew Boulevard              --           91          665            --            42
4215 Stuart Andrew Boulevard              --          133          978            --            48
4301 Stuart Andrew Boulevard              --          232        1,702            --           144
4321 Stuart Andrew Boulevard              --           73          534            --            30
4601 Park Square                          --        2,601        7,802            --            --
Alston & Bird                             --        2,362        5,379            --            --
First Citizens Building                   --          647        5,528            --           358
Twin Lakes Distribution Center            --        2,816        6,571            --            --
Mallard Creek I                           --        1,248        4,142            --            41
Mallard Creek III                         --          845        4,762            --            19
Mallard Creek IV                          --          348        1,152            --            --
Mallard Creek VI                          --           --           --           834            --
NationsFord Business Park                 --        1,206           --             5            --
Oak Hill Business Park English         1,941          750        4,248            --            51
Oak Hill Business Park Laurel          1,428          471        2,671            --           278
Oak Hill Business Pk
 Live Oak                                 --        1,403        5,611            --           565
Oak Hill Business Park Scarlett        2,147        1,073        6,078            --           145
Oak Hill Business Park
 Twin Oak                              3,359        1,243        7,044            --           211
Oak Hill Business Park Willow          1,217          442        2,505            --           903
Oak Hill Business Park Water           5,027        1,623        9,196            --           784
Pinebrook                                 --          846        4,607            --            65
Parkway Plaza Building One                --        1,110        4,741            --           299
Parkway Plaza Building Two                --        1,694        6,777            --         1,221
Parkway Plaza Building Three                (4)     1,570        6,282            --           488
Parkway Plaza Building Six                --           --        2,438            --           531
Parkway Plaza Building Seven              --           --        4,648            --           176
Parkway Plaza Building Eight              --           --        4,698            --           129
Parkway Plaza Building Nine               --           --        6,008            --            28
Parkway Plaza Building Eleven             --           --           --            --           107
Steele Creek Park Building A              --          499        1,998          (499)       (1,998)
Steele Creek Park Building B              --          110          441          (110)         (441)
Steele Creek Park Building E              --          188          751          (188)         (751)
Steele Creek Park Building G - 1          --          196          783          (196)         (783)
Steele Creek Park Building H              --          169          677          (169)         (677)
Steele Creek Park Building K              --          148          592          (148)         (592)
University Research Center                --        3,694       13,330            --            --
Columbia, SC
Center Point I                         3,500        1,313        7,441            --            86
Center Point II                           --        1,183        6,702             1         2,005
Center Point V                            --          265        1,279            --           195
Center Point VI                           --           --           --           265            --
Fontaine I                             3,472        1,219        6,907            --           326
Fontaine II                            1,782          941        5,335            --           718
Fontaine III                              --          853        4,833            --            87
Fontaine V                             1,176          395        2,237            --            --
Des Moines, IA
Crestwood                                   (6)        --           --           676         1,674
Edgewater                                   (6)        --           --           525         7,652
Highland                                    (6)        --           --         1,976         4,428
Neptune                                6,000           --           --         1,672         3,187
Sunset                                      (6)        --           --            23           800
Veridan                                     (6)        --           --         3,615         4,472
Winwood Apartments                     23,000          --           --         3,320        12,999
Waterford                                   (6)        --           --           177         3,669




                                             Gross Amount at
                                     Which Carried at Close of Period                                   Life on
                                    -----------------------------------                                  Which
                                              Building &                  Accumulated      Date of    Depreciation
            Description              Land    Improvements   Total (28)   Depreciation   Construction   is Computed
---------------------------------- -------- -------------- ------------ -------------- -------------- -------------
Business Center at Owings Mills,
 Lot 9                                960        6,188         7,148           163     1988           5-40 yrs.
Clark Building                      1,675        8,957        10,632           165     1974           5-40 yrs.
Merrill Lynch Building              2,960       11,332        14,292           210     1982           5-40 yrs.
Sportsman Club                      9,851           --         9,851            --     N/A            N/A
Birmingham, AL
Grandview I                            --           --            --            --     1989           5-40 yrs.
Boca Raton, FL
Highwoods Square                    2,586       14,835        17,421           900     1989           5-40 yrs.
Highwoods Plaza                     1,772       10,207        11,979           617     1980           5-40 yrs.
Highwoods Square                       --           44            44            --     N/A            N/A
One Boca Place                      5,736       33,022        38,758         1,980     1987           5-40 yrs.
Charlotte, NC
4101 Stuart Andrew Boulevard           70          755           825           124     1984           5-40 yrs.
4105 Stuart Andrew Boulevard           26          211           237            25     1984           5-40 yrs.
4109 Stuart Andrew Boulevard           87          676           763            64     1984           5-40 yrs.
4201 Stuart Andrew Boulevard          110          862           972            87     1982           5-40 yrs.
4205 Stuart Andrew Boulevard          134        1,031         1,165            97     1982           5-40 yrs.
4209 Stuart Andrew Boulevard           91          707           798            70     1982           5-40 yrs.
4215 Stuart Andrew Boulevard          133        1,026         1,159           105     1982           5-40 yrs.
4301 Stuart Andrew Boulevard          232        1,846         2,078           170     1982           5-40 yrs.
4321 Stuart Andrew Boulevard           73          564           637            49     1982           5-40 yrs.
4601 Park Square                    2,601        7,802        10,403           139     1972           5-40 yrs.
Alston & Bird                       2,362        5,379         7,741           120     1965           5-40 yrs.
First Citizens Building               647        5,886         6,533           708     1989           5-40 yrs.
Twin Lakes Distribution Center      2,816        6,571         9,387            90     1991           5-40 yrs.
Mallard Creek I                     1,248        4,183         5,431            72     1986           5-40 yrs.
Mallard Creek III                     845        4,781         5,626            76     1990           5-40 yrs.
Mallard Creek IV                      348        1,152         1,500            18     1993           5-40 yrs.
Mallard Creek VI                      834           --           834            --     N/A            N/A
NationsFord Business Park           1,211           --         1,211            --     N/A            N/A
Oak Hill Business Park English        750        4,299         5,049           261     1984           5-40 yrs.
Oak Hill Business Park Laurel         471        2,949         3,420           230     1984           5-40 yrs.
Oak Hill Business Pk
 Live Oak                           1,403        6,176         7,579           440     1989           5-40 yrs.
Oak Hill Business Park Scarlett     1,073        6,223         7,296           393     1982           5-40 yrs.
Oak Hill Business Park
 Twin Oak                           1,243        7,255         8,498           421     1985           5-40 yrs.
Oak Hill Business Park Willow         442        3,408         3,850           230     1982           5-40 yrs.
Oak Hill Business Park Water        1,623        9,980        11,603           708     1985           5-40 yrs.
Pinebrook                             846        4,672         5,518           169     1986           5-40 yrs.
Parkway Plaza Building One          1,110        5,040         6,150           407     1982           5-40 yrs.
Parkway Plaza Building Two          1,694        7,998         9,692           880     1983           5-40 yrs.
Parkway Plaza Building Three        1,570        6,770         8,340           639     1984           5-40 yrs.
Parkway Plaza Building Six             --        2,969         2,969           271     1996           5-40 yrs.
Parkway Plaza Building Seven           --        4,824         4,824           364     1985           5-40 yrs.
Parkway Plaza Building Eight           --        4,827         4,827           360     1986           5-40 yrs.
Parkway Plaza Building Nine            --        6,036         6,036           460     1984           5-40 yrs.
Parkway Plaza Building Eleven          --          107           107            --     N/A            N/A
Steele Creek Park Building A           --           --            --            --     1989           5-40 yrs.
Steele Creek Park Building B           --           --            --            --     1985           5-40 yrs.
Steele Creek Park Building E           --           --            --            --     1985           5-40 yrs.
Steele Creek Park Building G - 1       --           --            --            --     1989           5-40 yrs.
Steele Creek Park Building H           --           --            --            --     1987           5-40 yrs.
Steele Creek Park Building K           --           --            --            --     1985           5-40 yrs.
University Research Center          3,694       13,330        17,024           266     1980           5-40 yrs.
Columbia, SC
Center Point I                      1,313        7,527         8,840           436     1988           5-40 yrs.
Center Point II                     1,184        8,707         9,891           513     1996           5-40 yrs.
Center Point V                        265        1,474         1,739            87     1997           5-40 yrs.
Center Point VI                       265           --           265            --     N/A            N/A
Fontaine I                          1,219        7,233         8,452           405     1985           5-40 yrs.
Fontaine II                           941        6,053         6,994           595     1987           5-40 yrs.
Fontaine III                          853        4,920         5,773           306     1988           5-40 yrs.
Fontaine V                            395        2,237         2,632           130     1990           5-40 yrs.
Des Moines, IA
Crestwood                             676        1,674         2,350            54     1987           5-40 yrs.
Edgewater                             525        7,652         8,177           144     1989           5-40 yrs.
Highland                            1,976        4,428         6,404           134     1987           5-40 yrs.
Neptune                             1,672        3,187         4,859           120     1986           5-40 yrs.
Sunset                                 23          800           823            22     1989           5-40 yrs.
Veridan                             3,615        4,472         8,087           141     1989           5-40 yrs.
Winwood Apartments                  3,320       12,999        16,319           323     1986           5-40 yrs.
Waterford                             177        3,669         3,846            72     1990           5-40 yrs.

                                                                                Cost Capitalized
                                                                                   Subsequent
                                                     Initial Cost                to Acquisition
                                                ---------------------- ----------------------------------
                                                          Building &                         Building &
           Description             Encumbrance    Land   Improvements          Land         Improvements
--------------------------------- ------------- ------- -------------- ------------------- --------------
Piedmont Triad, NC
Airport Center Drive                    --       1,600          --              (563)(18)         --
6348 Burnt Poplar                       --         721       2,883                --               8
6350 Burnt Poplar                       --         339       1,365                --              17
Chimney Rock A/B                        --       1,610       3,757                --              --
Chimney Rock C                          --         604       1,408                --              --
Chimney Rock D                          --         236         550                --              --
Chimney Rock E                          --       1,692       3,948                --              --
Chimney Rock F                          --       1,431       3,338                --              --
Chimney Rock G                          --       1,044       2,435                --              --
Deep River Corporate Center           2,273      1,033       5,855                --             191
Airpark East-Copier Consultants           (3)      252       1,008                --             123
Airpark East-Building 01                  (3)      377       1,510                --              46
Airpark East-Building 02                  (3)      461       1,842                --              22
Airpark East-Building 03                  (3)      321       1,283                --              71
Airpark East-HewlettPackard             --         149         727               313(17)         206
Airpark East-Inacom Building            --         106         478               222(17)         293
Airpark East-Simplex                    --         103         526               196(17)         256
Airpark East-Building A                   (3)      541       2,913                --             366
Airpark East-Building B                   (3)      779       3,200                --             275
Airpark East-C Building                   (3)    2,384       9,535                --             360
Airpark East-Building D                 --         271       3,213               575(17)         709
Airpark East Expansion                  --          --          --               598              --
Airpark East Land                       --       1,317          --            (1,306)(17)          4
Airpark East-Service Center 1             (3)      275       1,099                --              89
Airpark East-Service Center 2             (3)      222         889                --             118
Airpark East-Service Center 3             (3)      304       1,214                --              64
Airpark East-Service Center 4             (3)      224         898                --              16
Airpark East-Service Court                (3)      194         774                --              44
Airpark East-Warehouse 1                  (3)      384       1,535                --              80
Airpark East-Warehouse 2                  (3)      372       1,488                --              68
Airpark East-Warehouse 3                  (3)      370       1,480                --              27
Airpark East-Warehouse 4                  (3)      657       2,628                --             178
Airpark East-Highland                     (3)      175         699                --               8
206 South Westgate Drive                --          91         664                --              79
207 South Westgate Drive                --         138       1,012                --               8
300 South Westgate Drive                --          68         496                --               6
305 South Westgate Drive                --          30         220                --              73
307 South Westgate Drive                --          66         485                --               7
309 South Westgate Drive                --          68         496                --              21
311 South Westgate Drive                --          75         551                --              26
315 South Westgate Drive                --          54         396                --               9
317 South Westgate Drive                --          81         597                --              15
319 South Westgate Drive                --          54         396                --               7
4600 Dundas Circle                      --          62         456               (62)           (456)
4602 Dundas Circle                      --          68         498               (68)           (498)
7906 Industrial Village Road            --          62         455                --              16
7908 Industrial Village Road            --          62         455                --              11
7910 Industrial Village Road            --          62         455                --              14
Airpark North - DC1                       (3)      723       2,891                --              63
Airpark North - DC2                       (3)    1,094       4,375                --              91
Airpark North - DC3                       (3)      378       1,511                --             240
Airpark North - DC4                       (3)      377       1,508                --             137
Airpark North Land                      --         804          --                --              --
2606 Phoenix Drive-100 Series           --          63         466                --              --
2606 Phoenix Drive-200 Series           --          63         466                --               3
2606 Phoenix Drive-300 Series           --          31         229                --              70
2606 Phoenix Drive-400 Series           --          52         382                --              11
2606 Phoenix Drive-500 Series           --          64         471                --               9
2606 Phoenix Drive-600 Series           --          78         575                --              16
Network Construction                    --          --         533                --             200
5 Dundas Circle                         --          72         531                --              10
7 Dundas Circle                         --          75         552                --              14
8 Dundas Circle                         --          84         617                --              19
302 Pomona Drive                        --          84         617                --              72
304 Pomona Drive                        --          22         163                --              --
306 Pomona Drive                        --          50         368                --               8
308 Pomona Drive                        --          72         531                --               2
9 Dundas Circle                         --          51         373                --               3
2616 Phoenix Drive                      --         135         990                --              81
500 Radar Road                          --         202       1,484                --             104
502 Radar Road                          --          39         285                --              62
504 Radar Road                          --          39         285                --               3
506 Radar Road                          --          39         285                --               7




                                           Gross Amount at
                                   Which Carried at Close of Period                                   Life on
                                  -----------------------------------                                  Which
                                            Building &                  Accumulated      Date of    Depreciation
           Description              Land   Improvements   Total (28)   Depreciation   Construction   is Computed
--------------------------------- ------- -------------- ------------ -------------- -------------- -------------
Piedmont Triad, NC
Airport Center Drive               1,037          --         1,037            --     N/A            N/A
6348 Burnt Poplar                    721       2,891         3,612           280     1990           5-40 yrs.
6350 Burnt Poplar                    339       1,382         1,721           133     1992           5-40 yrs.
Chimney Rock A/B                   1,610       3,757         5,367            55     1981           5-40 yrs.
Chimney Rock C                       604       1,408         2,012            20     1983           5-40 yrs.
Chimney Rock D                       236         550           786             8     1983           5-40 yrs.
Chimney Rock E                     1,692       3,948         5,640            58     1985           5-40 yrs.
Chimney Rock F                     1,431       3,338         4,769            49     1987           5-40 yrs.
Chimney Rock G                     1,044       2,435         3,479            35     1987           5-40 yrs.
Deep River Corporate Center        1,033       6,046         7,079           406     1989           5-40 yrs.
Airpark East-Copier Consultants      252       1,131         1,383            99     1990           5-40 yrs.
Airpark East-Building 01             377       1,556         1,933           182     1990           5-40 yrs.
Airpark East-Building 02             461       1,864         2,325           182     1986           5-40 yrs.
Airpark East-Building 03             321       1,354         1,675           146     1986           5-40 yrs.
Airpark East-HewlettPackard          462         933         1,395           140     1996           5-40 yrs.
Airpark East-Inacom Building         328         771         1,099           109     1996           5-40 yrs.
Airpark East-Simplex                 299         782         1,081            87     1997           5-40 yrs.
Airpark East-Building A              541       3,279         3,820           397     1986           5-40 yrs.
Airpark East-Building B              779       3,475         4,254           412     1988           5-40 yrs.
Airpark East-C Building            2,384       9,895        12,279         1,014     1990           5-40 yrs.
Airpark East-Building D              846       3,922         4,768           345     1997           5-40 yrs.
Airpark East Expansion               598          --           598            --     N/A            N/A
Airpark East Land                     11           4            15            --     N/A            N/A
Airpark East-Service Center 1        275       1,188         1,463           139     1985           5-40 yrs.
Airpark East-Service Center 2        222       1,007         1,229            96     1985           5-40 yrs.
Airpark East-Service Center 3        304       1,278         1,582           149     1985           5-40 yrs.
Airpark East-Service Center 4        224         914         1,138            88     1985           5-40 yrs.
Airpark East-Service Court           194         818         1,012            88     1990           5-40 yrs.
Airpark East-Warehouse 1             384       1,615         1,999           165     1985           5-40 yrs.
Airpark East-Warehouse 2             372       1,556         1,928           157     1985           5-40 yrs.
Airpark East-Warehouse 3             370       1,507         1,877           148     1986           5-40 yrs.
Airpark East-Warehouse 4             657       2,806         3,463           259     1988           5-40 yrs.
Airpark East-Highland                175         707           882            69     1990           5-40 yrs.
206 South Westgate Drive              91         743           834            58     1986           5-40 yrs.
207 South Westgate Drive             138       1,020         1,158            88     1986           5-40 yrs.
300 South Westgate Drive              68         502           570            43     1986           5-40 yrs.
305 South Westgate Drive              30         293           323            27     1985           5-40 yrs.
307 South Westgate Drive              66         492           558            46     1985           5-40 yrs.
309 South Westgate Drive              68         517           585            46     1985           5-40 yrs.
311 South Westgate Drive              75         577           652            60     1985           5-40 yrs.
315 South Westgate Drive              54         405           459            37     1985           5-40 yrs.
317 South Westgate Drive              81         612           693            58     1985           5-40 yrs.
319 South Westgate Drive              54         403           457            35     1985           5-40 yrs.
4600 Dundas Circle                    --          --            --            --     1985           5-40 yrs.
4602 Dundas Circle                    --          --            --            --     1985           5-40 yrs.
7906 Industrial Village Road          62         471           533            40     1985           5-40 yrs.
7908 Industrial Village Road          62         466           528            43     1985           5-40 yrs.
7910 Industrial Village Road          62         469           531            46     1985           5-40 yrs.
Airpark North - DC1                  723       2,954         3,677           288     1986           5-40 yrs.
Airpark North - DC2                1,094       4,466         5,560           440     1987           5-40 yrs.
Airpark North - DC3                  378       1,751         2,129           223     1988           5-40 yrs.
Airpark North - DC4                  377       1,645         2,022           170     1988           5-40 yrs.
Airpark North Land                   804          --           804            --     N/A            N/A
2606 Phoenix Drive-100 Series         63         466           529            40     1989           5-40 yrs.
2606 Phoenix Drive-200 Series         63         469           532            43     1989           5-40 yrs.
2606 Phoenix Drive-300 Series         31         299           330            28     1989           5-40 yrs.
2606 Phoenix Drive-400 Series         52         393           445            38     1989           5-40 yrs.
2606 Phoenix Drive-500 Series         64         480           544            47     1989           5-40 yrs.
2606 Phoenix Drive-600 Series         78         591           669            57     1989           5-40 yrs.
Network Construction                  --         733           733            16     1988           5-40 yrs.
5 Dundas Circle                       72         541           613            54     1987           5-40 yrs.
7 Dundas Circle                       75         566           641            54     1986           5-40 yrs.
8 Dundas Circle                       84         636           720            64     1986           5-40 yrs.
302 Pomona Drive                      84         689           773            68     1987           5-40 yrs.
304 Pomona Drive                      22         163           185            14     1987           5-40 yrs.
306 Pomona Drive                      50         376           426            39     1987           5-40 yrs.
308 Pomona Drive                      72         533           605            47     1987           5-40 yrs.
9 Dundas Circle                       51         376           427            35     1986           5-40 yrs.
2616 Phoenix Drive                   135       1,071         1,206            95     1985           5-40 yrs.
500 Radar Road                       202       1,588         1,790           152     1981           5-40 yrs.
502 Radar Road                        39         347           386            35     1986           5-40 yrs.
504 Radar Road                        39         288           327            26     1986           5-40 yrs.
506 Radar Road                        39         292           331            26     1986           5-40 yrs.

                                                                               Cost Capitalized
                                                                                  Subsequent
                                                       Initial Cost             to Acquisition
                                                  ----------------------- --------------------------
                                                             Building &                 Building &
            Description              Encumbrance    Land    Improvements      Land     Improvements
---------------------------------- -------------- -------- -------------- ----------- --------------
Regency One-Piedmont Center              --          515        2,347          --            576
Regency Two-Piedmont Center              --          435        1,859          --            509
Sears Cenfact                            --          861        3,446          --             22
4000 Spring Garden Street                --          127          933          --             67
4002 Spring Garden Street                --           39          290          --              2
4004 Spring Garden Street                --          139        1,019          --             57
Air Park South Warehouse I               --          491        1,895          --            691
Air Park South Warehouse VI              --           --           --          --          1,005
RF Micro Devices                         --          512        7,674          --            132
Airpark West-1                             (4)       954        3,817          --            365
Airpark West-2                             (4)       887        3,536            (3)         487
Airpark West-4                             (4)       226          903          --            124
Airpark West-5                             (4)       242          966          --             72
Airpark West-6                             (4)       326        1,308          --             99
7327 West Friendly Avenue                --           60          441          --              6
7339 West Friendly Avenue                --           63          465          --             14
7341 West Friendly Avenue                --          113          831          --             93
7343 West Friendly Avenue                --           72          531          --              7
7345 West Friendly Avenue                --           66          485          --             12
7347 West Friendly Avenue                --           97          709          --             61
7349 West Friendly Avenue                --           53          388          --             13
7351 West Friendly Avenue                --          106          778          --             28
7353 West Friendly Avenue                --          123          901          --             12
7355 West Friendly Avenue                --           72          525          --              7
150 Stratford                            --        2,777       11,459          --            238
Chesapeake                                 (4)     1,236        4,944          --              8
Forsyth Corporate Center               1,936         326        1,850          --            624
The Knollwood-370                          (3)     1,819        7,451          --            468
The Knollwood-380                          (3)     2,977       11,912        6,027         1,127
RMIC                                     --        1,091        5,525          --            609
Robinhood                                --          290        1,159          --            111
101 Stratford                            --        1,205        6,810          --             94
Consolidated Center/Building I           --          625        2,126          --             52
Consolidated Center/Building II          --          625        4,376          --             55
Consolidated Center/Building III         --          680        3,522          --             47
Consolidated Center/Building IV          --          376        1,624          --            112
Champion Headquarters                    --        1,725        6,280          --             85
Grassy Creek - Building G                --        1,439        3,357          --             --
Grassy Creek - Building H                --        1,606        3,748          --             --
Grassy Creek - Building I                --        1,835        4,283          --             --
Hampton Park - Building 5                --          318          742          --             --
Hampton Park - Building 6                --          371          866          --             --
Hampton Park - Building 7                --          212          495          --             --
Hampton Park - Building 8                --          212          495          --             --
Hampton Park - Building 9                --          212          495          --             --
5100 Indiana Avenue                      --          490        1,143          --             --
Members Warehouse                        --          602        1,406          --             --
Madison Park - Building 5610             --          211          493          --             --
Madison Park - Building 5620            (16)         941        2,196          --             --
Madison Park - Building 5630            (16)       1,486        3,468          --             --
Madison Park - Building 5635            (16)         893        2,083          --             --
Madison Park - Building 5640            (16)       3,632        8,476          --             --
Madison Park - Building 5650            (16)       1,081        2,522          --             --
Madison Park - Building 5660            (16)       1,910        4,456          --             --
Madison Park - Building 5655            (16)       5,891       13,753          --             --
711 Almondridge                          --          301          702          --             --
710 Almondridge                          --        1,809        4,221          --             --
500 Northridge                           --        1,789        4,174          --             --
520 Northridge                           --        1,645        3,876          --             --
531 Northridge Warehouse                 --        4,992       11,648          --             --
531 Northridge Office                    --          766        1,788          --             --
540 Northridge                           --        2,038        4,755          --             --
550 Northridge                           --          472        1,102          --             --
US Airways                               --        2,625       14,824          --            180
University Commercial
 Center-Landmark 03                      --          429        1,771          --            136
University Commercial
 Center-Archer 04                        --          514        2,058          --            165
University Commercial
 Center-Service Center 1                 --          276        1,155          --             66
University Commercial
 Center-Service Center 2                 --          215          859          --            120
University Commercial
 Center-Service Center 3                 --          167          668          --             27





                                              Gross Amount at
                                     Which Carried at Close of Period                                     Life on
                                   ------------------------------------                                    Which
                                              Building &                  Accumulated      Date of     Depreciation
            Description              Land    Improvements   Total (28)   Depreciation   Construction   is Computed
---------------------------------- -------- -------------- ------------ -------------- -------------- -------------
Regency One-Piedmont Center           515        2,923         3,438           288             1996   5-40 yrs.
Regency Two-Piedmont Center           435        2,368         2,803           294             1996   5-40 yrs.
Sears Cenfact                         861        3,468         4,329           337             1989   5-40 yrs.
4000 Spring Garden Street             127        1,000         1,127            98             1983   5-40 yrs.
4002 Spring Garden Street              39          292           331            27             1983   5-40 yrs.
4004 Spring Garden Street             139        1,076         1,215           107             1983   5-40 yrs.
Air Park South Warehouse I            491        2,586         3,077            51             1998   5-40 yrs.
Air Park South Warehouse VI            --        1,005         1,005            --           N/A      N/A
RF Micro Devices                      512        7,806         8,318           237             1997   5-40 yrs.
Airpark West-1                        954        4,182         5,136           620             1984   5-40 yrs.
Airpark West-2                        884        4,023         4,907           387             1985   5-40 yrs.
Airpark West-4                        226        1,027         1,253           135             1985   5-40 yrs.
Airpark West-5                        242        1,038         1,280           118             1985   5-40 yrs.
Airpark West-6                        326        1,407         1,733           184             1985   5-40 yrs.
7327 West Friendly Avenue              60          447           507            39             1987   5-40 yrs.
7339 West Friendly Avenue              63          479           542            43             1989   5-40 yrs.
7341 West Friendly Avenue             113          924         1,037            84             1988   5-40 yrs.
7343 West Friendly Avenue              72          538           610            46             1988   5-40 yrs.
7345 West Friendly Avenue              66          497           563            47             1988   5-40 yrs.
7347 West Friendly Avenue              97          770           867            86             1988   5-40 yrs.
7349 West Friendly Avenue              53          401           454            40             1988   5-40 yrs.
7351 West Friendly Avenue             106          806           912            76             1988   5-40 yrs.
7353 West Friendly Avenue             123          913         1,036            79             1988   5-40 yrs.
7355 West Friendly Avenue              72          532           604            46             1988   5-40 yrs.
150 Stratford                       2,777       11,697        14,474         1,151             1991   5-40 yrs.
Chesapeake                          1,236        4,952         6,188           480             1993   5-40 yrs.
Forsyth Corporate Center              326        2,474         2,800           222             1985   5-40 yrs.
The Knollwood-370                   1,819        7,919         9,738           863             1994   5-40 yrs.
The Knollwood-380                   9,004       13,039        22,043         1,450             1990   5-40 yrs.
RMIC                                1,091        6,134         7,225            58             1998   5-40 yrs.
Robinhood                             290        1,270         1,560           152             1989   5-40 yrs.
101 Stratford                       1,205        6,904         8,109           195             1986   5-40 yrs.
Consolidated Center/Building I        625        2,178         2,803            61             1983   5-40 yrs.
Consolidated Center/Building II       625        4,431         5,056           125             1983   5-40 yrs.
Consolidated Center/Building III      680        3,569         4,249           100             1989   5-40 yrs.
Consolidated Center/Building IV       376        1,736         2,112            46             1989   5-40 yrs.
Champion Headquarters               1,725        6,365         8,090           179             1993   5-40 yrs.
Grassy Creek - Building G           1,439        3,357         4,796            47             1984   5-40 yrs.
Grassy Creek - Building H           1,606        3,748         5,354            52             1985   5-40 yrs.
Grassy Creek - Building I           1,835        4,283         6,118            60             1986   5-40 yrs.
Hampton Park - Building 5             318          742         1,060            14             1981   5-40 yrs.
Hampton Park - Building 6             371          866         1,237            12             1980   5-40 yrs.
Hampton Park - Building 7             212          495           707             7             1983   5-40 yrs.
Hampton Park - Building 8             212          495           707             7             1984   5-40 yrs.
Hampton Park - Building 9             212          495           707             7             1985   5-40 yrs.
5100 Indiana Avenue                   490        1,143         1,633            16             1982   5-40 yrs.
Members Warehouse                     602        1,406         2,008            20             1986   5-40 yrs.
Madison Park - Building 5610          211          493           704             7             1988   5-40 yrs.
Madison Park - Building 5620          941        2,196         3,137            30             1983   5-40 yrs.
Madison Park - Building 5630        1,486        3,468         4,954            47             1983   5-40 yrs.
Madison Park - Building 5635          893        2,083         2,976            28             1986   5-40 yrs.
Madison Park - Building 5640        3,632        8,476        12,108           116             1985   5-40 yrs.
Madison Park - Building 5650        1,081        2,522         3,603            34             1984   5-40 yrs.
Madison Park - Building 5660        1,910        4,456         6,366            61             1984   5-40 yrs.
Madison Park - Building 5655        5,891       13,753        19,644           188             1987   5-40 yrs.
711 Almondridge                       301          702         1,003            10             1988   5-40 yrs.
710 Almondridge                     1,809        4,221         6,030            59             1989   5-40 yrs.
500 Northridge                      1,789        4,174         5,963            58             1988   5-40 yrs.
520 Northridge                      1,645        3,876         5,521            55             1988   5-40 yrs.
531 Northridge Warehouse            4,992       11,648        16,640           161             1989   5-40 yrs.
531 Northridge Office                 766        1,788         2,554            25             1989   5-40 yrs.
540 Northridge                      2,038        4,755         6,793            66             1987   5-40 yrs.
550 Northridge                        472        1,102         1,574            15             1989   5-40 yrs.
US Airways                          2,625       15,004        17,629           424        1970-1987   5-40 yrs.
University Commercial
 Center-Landmark 03                   429        1,907         2,336           191             1985   5-40 yrs.
University Commercial
 Center-Archer 04                     514        2,223         2,737           241             1986   5-40 yrs.
University Commercial
 Center-Service Center 1              276        1,221         1,497           134             1983   5-40 yrs.
University Commercial
 Center-Service Center 2              215          979         1,194           122             1983   5-40 yrs.
University Commercial
 Center-Service Center 3              167          695           862            67             1984   5-40 yrs.

                                                                                    Cost Capitalized
                                                                                       Subsequent
                                                         Initial Cost                to Acquisition
                                                    ----------------------- --------------------------------
                                                               Building &                       Building &
            Description               Encumbrance     Land    Improvements         Land        Improvements
----------------------------------- --------------- -------- -------------- ----------------- --------------
University Commercial
 Center-Warehouse 1                        --           203         812              --                7
University Commercial
 Center-Warehouse 2                        --           196         786              --               12
Westpoint Business Park-BMF                  (1)        795       3,181              --               --
Westpoint Business
 Park-Luwabahnson                          --           346       1,384              --                1
Westpoint Business Park-3 & 4                (1)        120         480              --               24
West Point Business Park                   --         1,759          --            (518)(19)          --
Westpoint Business Park-Wp 11                (1)        393       1,570              --               65
Westpoint Business Park-Wp 12                (1)        382       1,531              --               48
Westpoint Business Park-Wp 13                (1)        297       1,192              --               45
Westpoint Business Park-Fairchild          --           640       2,577              --               --
Westpoint Business
 Park-Warehouse5                           --           178         590              --              265
Greenville, SC
385 Building 1                             --         1,413       1,401              --            2,524
385 Land                                   --            --          --           1,800               --
Nationsbank Plaza                          --           642       9,349              --            1,315
Brookfield Plaza                        4,703         1,489       8,437              --              297
Brookfield-CRS Sirrine                  11,884        3,022      17,125              --               --
Brookfield-YMCA                           423            33         189              --               16
Patewood I                                 --           942       5,016              --               51
Patewood II                                --           942       5,018              --              100
Patewood III                            5,343           835       4,733              --              141
Patewood IV                               (27)        1,210       6,856              --               --
Patewood V                              4,714         1,677       9,503              --               --
Patewood VI                                --         2,375       7,141              --              326
769 Pelham Rd.                             --           705       2,778              --               --
Patewood Business Center                2,541         1,312       7,436              --              111
Jacksonville, FL
Belfort Park I                             --         1,322       4,285              83              194
Belfort Park II                            --           831       5,066              52              400
Belfort Parkway III                        --           647       4,027              41              537
Belfort Park VI                            --            --          --             447               --
Belfort Park VII                           --            --          --             926               --
CIGNA Building                             --           381       1,592              24              155
Harry James Building                       --           272       1,358              17              150
Independent Square                         --         3,985      44,633             250            9,597
Three Oaks Plaza                           --         1,630      14,036             102              744
Reflections                             6,639           958       9,877              60              343
Southpoint Building                        --           594       3,987              37              188
SWD Land Annex                             --            --          --              --                5
Highwoods Center                           --         1,143       6,476              --               73
Life of the South Building                 --           184       4,750              12              519
Tallahasse, FL
Blair Stone Building                       --         1,550      32,988              --              413
215 South Monroe St. Building              --         1,950      17,853               4              140
Shawnee Mission, KS
Corinth Square North Shops                   (7)      2,693      10,772              --              322
Corinth Shops South                          (7)      1,043       4,172              --               33
Fairway Shops                           2,792           673       2,694              --               80
Georgetown Marketplace                  5,500         1,399       5,598              --               --
Prairie Village Shops                   11,308        3,289      13,157              --              407
Shannon Valley Shopping Center          6,583         1,669       6,678              --                4
Trailwood III Shops                       820           223         893              --                4
Trailwood Shops                            --           458       1,831              --               65
Valencia Place                             --            --          --              --               48
Westwood Shops                             --           113         453              --                2
Brymar Building                            --           329       1,317              --               21
Corinth Executive Square                   --           514       2,054              --              281
Corinth Office Building                   911           529       2,116              --               47
Fairway North Building                  8,000           753       3,013              --              140
Fairway West Building                   4,775           851       3,402              --               69
Hartford Office Building                   --           568       2,271              --               62
Land-Kansas                                --        28,275         121              --               --
Nichols Building                          966           490       1,959              --               25
Oak Park Building                          --           368       1,470              --              144
Prairie Village Office Center              --           749       2,997              --              108
Quivira Business Park A                    --           191         447              --               13
Quivira Business Park B                    --           179         417              --                6
Quivira Business Park C                    --           189         440              --               --
Quivira Business Park D                    --           154         360              --               --
Quivira Business Park E                    --           251         586              --               --
Quivira Business Park F                    --           171         400              --               20




                                               Gross Amount at
                                      Which Carried at Close of Period                                    Life on
                                    ------------------------------------                                   Which
                                               Building &                  Accumulated      Date of     Depreciation
            Description               Land    Improvements   Total (28)   Depreciation   Construction   is Computed
----------------------------------- -------- -------------- ------------ -------------- -------------- -------------
University Commercial
 Center-Warehouse 1                     203         819         1,022            79     1983           5-40 yrs.
University Commercial
 Center-Warehouse 2                     196         798           994            77     1983           5-40 yrs.
Westpoint Business Park-BMF             795       3,181         3,976           308     1986           5-40 yrs.
Westpoint Business
 Park-Luwabahnson                       346       1,385         1,731           135     1990           5-40 yrs.
Westpoint Business Park-3 & 4           120         504           624            49     1988           5-40 yrs.
West Point Business Park              1,241          --         1,241            --     N/A            N/A
Westpoint Business Park-Wp 11           393       1,635         2,028           166     1988           5-40 yrs.
Westpoint Business Park-Wp 12           382       1,579         1,961           151     1988           5-40 yrs.
Westpoint Business Park-Wp 13           297       1,237         1,534           118     1988           5-40 yrs.
Westpoint Business Park-Fairchild       640       2,577         3,217           250     1990           5-40 yrs.
Westpoint Business
 Park-Warehouse5                        178         855         1,033           180     1995           5-40 yrs.
Greenville, SC
385 Building 1                        1,413       3,925         5,338            62     1998           5-40 yrs.
385 Land                              1,800          --         1,800            --     N/A            N/A
Nationsbank Plaza                       642      10,664        11,306           387     1973           5-40 yrs.
Brookfield Plaza                      1,489       8,734        10,223           568     1987           5-40 yrs.
Brookfield-CRS Sirrine                3,022      17,125        20,147           993     1990           5-40 yrs.
Brookfield-YMCA                          33         205           238            19     1990           5-40 yrs.
Patewood I                              942       5,067         6,009           240     1985           5-40 yrs.
Patewood II                             942       5,118         6,060           245     1987           5-40 yrs.
Patewood III                            835       4,874         5,709           351     1989           5-40 yrs.
Patewood IV                           1,210       6,856         8,066           397     1989           5-40 yrs.
Patewood V                            1,677       9,503        11,180           551     1990           5-40 yrs.
Patewood VI                           2,375       7,467         9,842            92     N/A            5-40 yrs.
769 Pelham Rd.                          705       2,778         3,483            61     1989           5-40 yrs.
Patewood Business Center              1,312       7,547         8,859           443     1983           5-40 yrs.
Jacksonville, FL
Belfort Park I                        1,405       4,479         5,884           141     1988           5-40 yrs.
Belfort Park II                         883       5,466         6,349           164     1988           5-40 yrs.
Belfort Parkway III                     688       4,564         5,252           189     1988           5-40 yrs.
Belfort Park VI                         447          --           447            --     N/A            N/A
Belfort Park VII                        926          --           926            --     N/A            N/A
CIGNA Building                          405       1,747         2,152            59     1972           5-40 yrs.
Harry James Building                    289       1,508         1,797            53     1982           5-40 yrs.
Independent Square                    4,235      54,230        58,465         1,802     1975           5-40 yrs.
Three Oaks Plaza                      1,732      14,780        16,512           458     1972           5-40 yrs.
Reflections                           1,018      10,220        11,238           335     1985           5-40 yrs.
Southpoint Building                     631       4,175         4,806           131     1980           5-40 yrs.
SWD Land Annex                           --           5             5            --     N/A            N/A
Highwoods Center                      1,143       6,549         7,692           376     1991           5-40 yrs.
Life of the South Building              196       5,269         5,465           157     1964           5-40 yrs.
Tallahasse, FL
Blair Stone Building                  1,550      33,401        34,951         1,015     1994           5-40 yrs.
215 South Monroe St. Building         1,954      17,993        19,947           367     1976           5-40 yrs.
Shawnee Mission, KS
Corinth Square North Shops            2,693      11,094        13,787           129     1962           5-40 yrs.
Corinth Shops South                   1,043       4,205         5,248            50     1953           5-40 yrs.
Fairway Shops                           673       2,774         3,447            36     1940           5-40 yrs.
Georgetown Marketplace                1,399       5,598         6,997            74     1974           5-40 yrs.
Prairie Village Shops                 3,289      13,564        16,853           165     1948           5-40 yrs.
Shannon Valley Shopping Center        1,669       6,682         8,351            86     1988           5-40 yrs.
Trailwood III Shops                     223         897         1,120            10     1986           5-40 yrs.
Trailwood Shops                         458       1,896         2,354            23     1968           5-40 yrs.
Valencia Place                           --          48            48            --     N/A            5-40 yrs.
Westwood Shops                          113         455           568             5     1926           5-40 yrs.
Brymar Building                         329       1,338         1,667            17     1968           5-40 yrs.
Corinth Executive Square                514       2,335         2,849            26     1973           5-40 yrs.
Corinth Office Building                 529       2,163         2,692            25     1960           5-40 yrs.
Fairway North Building                  753       3,153         3,906            37     1985           5-40 yrs.
Fairway West Building                   851       3,471         4,322            39     1983           5-40 yrs.
Hartford Office Building                568       2,333         2,901            26     1978           5-40 yrs.
Land-Kansas                          28,275         121        28,396             1     N/A            N/A
Nichols Building                        490       1,984         2,474            23     1978           5-40 yrs.
Oak Park Building                       368       1,614         1,982            18     1976           5-40 yrs.
Prairie Village Office Center           749       3,105         3,854            37     1960           5-40 yrs.
Quivira Business Park A                 191         460           651             6     1975           5-40 yrs.
Quivira Business Park B                 179         423           602             5     1973           5-40 yrs.
Quivira Business Park C                 189         440           629             5     1973           5-40 yrs.
Quivira Business Park D                 154         360           514             4     1973           5-40 yrs.
Quivira Business Park E                 251         586           837             7     1973           5-40 yrs.
Quivira Business Park F                 171         420           591             5     1973           5-40 yrs.

                                                                           Cost Capitalized
                                                                              Subsequent
                                                      Initial Cost          to Acquisition
                                                 ----------------------- ---------------------
                                                            Building &            Building &
            Description             Encumbrance    Land    Improvements   Land   Improvements
---------------------------------- ------------- -------- -------------- ------ --------------
QUIVIRA Business Park G                   --        205          477       --          --
QUIVIRA Business Park H                   --        175          407       --          --
QUIVIRA Business Park J                   --        360          839       --           5
QUIVIRA Business Park L                   --         98          228       --          --
QUIVIRA Business Park K                   --         95          222       --          --
QUIVIRA Business Park SWB                 --        257          600       --         125
Kansas City, MO
48th & Penn                              (15)       418        3,765       --         472
Balcony Retail                           (15)       889        8,002       --          --
Brookside Shopping Center              4,078      2,002        8,602      154         642
Court of the Penguins                    (15)       566        5,091       --         101
Colonial Shops                            --        138          550       --          24
Crestwood Shops                           --        253        1,013       --          47
Esplanade                                (15)       748        6,734       --           6
Land Under Ground Leases Retail           --      9,789          115       --          --
Halls Block                              (15)       275        2,478       --           1
Kenilworth                                --        113          452       --          --
Macy's Block                             (15)       504        4,536       --          --
Millcreek Retail                         (15)       602        5,422       --         500
Nichols Block Retail                     (15)       600        5,402       --          --
96th & Nall Shops                         --         99          397       --           7
Plaza Central                            (15)       405        3,649       --           1
Plaza Savings South                      (15)       357        3,211       --       1,049
Romanelli Annex Shops                     --         24           97       --          --
Red Bridge Shops                          --      1,091        4,364       --          54
Romanelli Shops                           --        219          875       --         108
Seville Shops West                        --        300        2,696       --          --
Seville Square                            --         --           --       --         368
Swanson Block                            (15)       949        8,537       --          37
Theater Block                            (15)     1,197       10,769       --          41
Time Block Retail                        (15)     1,292       11,627       --         805
Triangle                                 (15)       308        2,771       --          --
Cole Garden Apartments                    --         22          122       --          --
Corinth Gardens                           --        283        1,603       --          39
Coach House North                     20,000      1,604        9,092       --         127
Coach House South                      4,500      3,707       21,008       --          51
Coach Lamp                                --        870        4,929       --          59
Corinth Paddock                           --      1,050        5,949       --          92
Corinth Place                          4,500        639        3,623       --           6
Rental Houses                             --         --           --       --          --
Kenilworth                             7,379      2,160       12,240       --         177
Kirkwood Circle                           --      3,000           --       --           1
Mission Valley                         1,107        576        3,266       --          29
Neptune                                3,498      1,073        6,079       --          44
Parklane                                  --        273        1,548       --           4
Penn Wick Apartments                      --         31          175       --          --
Regency House                          4,294      1,853       10,500       --         361
St. Charles Apartments                    --         --           --       --          --
Sulgrave                               7,974      2,621       14,855       --         (30)
Tama Apartments                           --         --           --       --          --
Wornall Road Apartments                   --         30          171       --          --
4900 Main Building                        --                  12,809       --          46
63rd & Brookside Building                 --         71          283       --           7
Balcony Office                           (15)        65          585       --          82
Bannister Business Center              1,157        306          713       --          76
Challenger Inc.                       13,500         --           --       --          --
Esplanade Block Office                   (15)       375        3,374       --           2
Marley Continental Homes of KS            --        180        1,620       --          --
Millcreek Office                         (15)        79          710       --         129
Land - Missouri                           --      3,794          188       --          --
Nichols Block Office                     (15)        74          668       --          --
One Ward Parkway                          --        666        2,663       --          54
Plaza Land Company                        --         50           --       --          --
Park Plaza Building                      (15)     1,352        5,409       --          33
Parkway Building                          --        395        1,578       --         130
Romanelli Annex Office Building           --         73          294       --           6
Red Bridge Professional Building          --        405        1,621       --          78
Two Brush Creek Plaza                     --        961        3,845       --          44
Theatre Block Office                     (15)       242        2,179       --          --
Time Block Office                        (15)       199        1,792       --           4




                                              Gross Amount at
                                     Which Carried at Close of Period                                     Life on
                                   ------------------------------------                                    Which
                                              Building &                  Accumulated      Date of     Depreciation
            Description              Land    Improvements   Total (28)   Depreciation   Construction   is Computed
---------------------------------- -------- -------------- ------------ -------------- -------------- -------------
QUIVIRA Business Park G               205          477           682            6              1973   5-40 yrs.
QUIVIRA Business Park H               175          407           582            8              1973   5-40 yrs.
QUIVIRA Business Park J               360          844         1,204           10              1973   5-40 yrs.
QUIVIRA Business Park L                98          228           326            3              1985   5-40 yrs.
QUIVIRA Business Park K                95          222           317            8              1985   5-40 yrs.
QUIVIRA Business Park SWB             257          725           982            8              1973   5-40 yrs.
Kansas City, MO
48th & Penn                           418        4,237         4,655           56              1948   5-40 yrs.
Balcony Retail                        889        8,002         8,891          119              1925   5-40 yrs.
Brookside Shopping Center           2,156        9,244        11,400          101              1919   5-40 yrs.
Court of the Penguins                 566        5,192         5,758           79              1945   5-40 yrs.
Colonial Shops                        138          574           712            7              1907   5-40 yrs.
Crestwood Shops                       253        1,060         1,313           13              1932   5-40 yrs.
Esplanade                             748        6,740         7,488          100              1928   5-40 yrs.
Land Under Ground Leases Retail     9,789          115         9,904            1            N/A      N/A
Halls Block                           275        2,479         2,754           37              1964   5-40 yrs.
Kenilworth                            113          452           565            5              1965   5-40 yrs.
Macy's Block                          504        4,536         5,040           67              1926   5-40 yrs.
Millcreek Retail                      602        5,922         6,524           81              1920   5-40 yrs.
Nichols Block Retail                  600        5,402         6,002           80              1930   5-40 yrs.
96th & Nall Shops                      99          404           503            5              1976   5-40 yrs.
Plaza Central                         405        3,650         4,055           54              1958   5-40 yrs.
Plaza Savings South                   357        4,260         4,617           48              1948   5-40 yrs.
Romanelli Annex Shops                  24           97           121            1              1963   5-40 yrs.
Red Bridge Shops                    1,091        4,418         5,509           52              1959   5-40 yrs.
Romanelli Shops                       219          983         1,202           11              1925   5-40 yrs.
Seville Shops West                    300        2,696         2,996           40              1980   5-40 yrs.
Seville Square                         --          368           368           10            N/A      N/A
Swanson Block                         949        8,574         9,523          127              1967   5-40 yrs.
Theater Block                       1,197       10,810        12,007          160              1928   5-40 yrs.
Time Block Retail                   1,292       12,432        13,724          172              1929   5-40 yrs.
Triangle                              308        2,771         3,079           41              1925   5-40 yrs.
Cole Garden Apartments                 22          122           144            1              1960   5-40 yrs.
Corinth Gardens                       283        1,642         1,925           19              1961   5-40 yrs.
Coach House North                   1,604        9,219        10,823          106              1986   5-40 yrs.
Coach House South                   3,707       21,059        24,766          244              1984   5-40 yrs.
Coach Lamp                            870        4,988         5,858           58              1961   5-40 yrs.
Corinth Paddock                     1,050        6,041         7,091           70              1973   5-40 yrs.
Corinth Place                         639        3,629         4,268           42              1987   5-40 yrs.
Rental Houses                          --           --            --           --         1971-1989   5-40 yrs.
Kenilworth                          2,160       12,417        14,577          143              1965   5-40 yrs.
Kirkwood Circle                     3,000            1         3,001           --            N/A      N/A
Mission Valley                        576        3,295         3,871           38              1964   5-40 yrs.
Neptune                             1,073        6,123         7,196           71              1988   5-40 yrs.
Parklane                              273        1,552         1,825           18              1924   5-40 yrs.
Penn Wick Apartments                   31          175           206            2              1965   5-40 yrs.
Regency House                       1,853       10,861        12,714          145              1960   5-40 yrs.
St. Charles Apartments                 --           --            --           --              1922   5-40 yrs.
Sulgrave                            2,621       14,825        17,446          190              1967   5-40 yrs.
Tama Apartments                        --           --            --           --              1965   5-40 yrs.
Wornall Road Apartments                30          171           201            2              1918   5-40 yrs.
4900 Main Building                     --       12,855        12,855          159              1986   5-40 yrs.
63rd & Brookside Building              71          290           361            3              1919   5-40 yrs.
Balcony Office                         65          667           732            7              1928   5-40 yrs.
Bannister Business Center             306          789         1,095            9              1985   5-40 yrs.
Challenger Inc.                        --           --            --           --            N/A      N/A
Esplanade Block Office                375        3,376         3,751           39              1945   5-40 yrs.
Marley Continental Homes of KS        180        1,620         1,800           19            N/A      5-40 yrs.
Millcreek Office                       79          839           918            8              1925   5-40 yrs.
Land - Missouri                     3,794          188         3,982            2            N/A      5-40 yrs.
Nichols Block Office                   74          668           742            8              1938   5-40 yrs.
One Ward Parkway                      666        2,717         3,383           44              1980   5-40 yrs.
Plaza Land Company                     50           --            50           --            N/A      N/A
Park Plaza Building                 1,352        5,442         6,794           72              1983   5-40 yrs.
Parkway Building                      395        1,708         2,103           23         1906-1910   5-40 yrs.
Romanelli Annex Office Building        73          300           373            3              1963   5-40 yrs.
Red Bridge Professional Building      405        1,699         2,104           19              1972   5-40 yrs.
Two Brush Creek Plaza                 961        3,889         4,850           49              1983   5-40 yrs.
Theatre Block Office                  242        2,179         2,421           25              1928   5-40 yrs.
Time Block Office                     199        1,796         1,995           21              1945   5-40 yrs.

                                                                               Cost Capitalized
                                                                                  Subsequent
                                                    Initial Cost                to Acquisition
                                               ---------------------- ----------------------------------
                                                         Building &                         Building &
           Description            Encumbrance    Land   Improvements          Land         Improvements
-------------------------------- ------------- ------- -------------- ------------------- --------------
Memphis, TN
Atrium I & II                            --     1,530      6,121                 40              133
Centrum                                  --     1,013      5,488                 --               91
Colonnade                                --        --         --              1,300            7,996
Hickory Hill Medical Plaza               --       398      2,256                 --                4
3400 Players Club Parkway                --     1,005      3,816                 --            1,695
International Place Phase II             --     4,847      27,469                --              858
Kirby Centre                             --       525      2,973                 --               77
International Place Phase III            --        --         --              1,566               --
Southwind Office Center "A"              --       996      5,643                 --               26
Southwind Office Center "B"              --     1,356      7,684                 --              259
Southwind Office Center "C"              --     1,070      3,834                 --              839
Norfolk, VA
Battlefield Business Center II        2,680       774      4,387                 --               --
Greenbriar Business Center            2,730       936      5,305                 --               55
Hampton Center Two                       --        --         --                  2               --
Hampton Center Three                     --        --         --                  2               --
Highwoods Centre                         --         2      7,257                 --               98
Riverside II                             --        --         --                483               --
Riverside Building                       --     1,495      5,963                 --              319
Nashville, TN
3401 Westend                             --     4,956      19,728                --            1,153
5310 Maryland Way                        --     1,555      6,201                 --               50
Ayers Land                               --        --         --              1,164               --
Southpointe                              --        --         --              1,655            7,961
BNA Corporate Center                 11,465        --      19,510                --              710
Century City Plaza I                     --       903      3,612                 --              310
Cool Springs - Building II               --        --         --              6,796               --
Cool Springs I                           --        --         --              1,983           11,477
Eastpark 1, 2, 3                      3,956     2,371      9,427                 --              842
Grassmere                                --     1,779         --               (348)(24)          --
Grassmere I                           2,817     1,251      7,091                 --              594
Grassmere II                          4,341     2,260      12,804                --              234
Grassmere III                         4,984     1,340      7,592                 --                5
Highwoods Plaza I                        --     1,772      6,380                 --            2,611
Highwoods Plaza II                       --     1,448      6,948                 --            1,214
Harpeth On The Green II                  --     1,419      5,677                  1              305
Harpeth on the Green III                 --     1,658      6,633                  2              289
Harpeth on the Green IV                  --     1,709      6,835                  5              371
Harpeth on the Green V                   --        --         --                662            5,566
Lakeview Ridge                           --     1,768      6,249                 --              166
Lakeview Ridge II                        --        --         --                557            5,297
Ridge Development                        --     1,960         --             (1,870)(25)          --
The Sparrow Building                     --     1,262      5,047                 --               73
Grassmere/Thousdale Land                 --       760         --                 --               --
Winners Circle                           --     1,495      7,072                  2              181
Orlando, FL
Sunport Center                           --     1,505      9,777                 --              102
Oakridge Center                          --     4,700      18,761                --              226
Corporate Square                         --       900      1,717                 --              340
Executive Point Towers                   --     2,200      7,230                 --              265
Sandlake Southwest                    3,528     1,025      4,049                 --                3
Lakeview Office Park                     --     5,400      13,994                --              353
2699 Lee Road Building                   --     1,500      6,003                 --              293
MetroWest Center                      3,482     1,344      7,618                 --              108
Landmark I                               --     6,785      28,243                --               42
Landmark II                              --     6,785      28,206                --              105
C N A Maitland I                         --     1,858      16,129                --               --
C N A Maitland II                        --       743      2,639                 --              905
Hard Rock Caf-                           --     1,305      3,570                 --               --
Metro West Land                          --        --         --              5,505               --
One Winter Park                       2,294     1,000      3,652                 --              139
The Palladium                            --     1,400      5,500                 --               59
201 Pine Street Building                 --     4,400      29,836                --              700
Capital Plaza                            --        --         --              2,970               --
Premier Point North                      --       800      3,037                 --               80
Premier Point South                      --       600      3,404                 --              103
Interlachen Village                   2,081     1,100      2,689                 --               46
Signature Plaza                          --     4,300      30,294                --            1,501
Skyline Center                           --       700      2,748                 --               58
Southwest Corporate Center            3,666       991      5,613                 --               --
Research Triangle, NC
Blue Ridge II                            --       434           (2)              29            1,429
Blue Ridge I                             --       722      4,538                 --              959




                                           Gross Amount at
                                  Which Carried at Close of Period                                    Life on
                                 -----------------------------------                                   Which
                                           Building &                  Accumulated      Date of      Depreciation
           Description             Land   Improvements   Total (28)   Depreciation   Construction   is Computed
-------------------------------- ------- -------------- ------------ -------------- -------------- -------------
Memphis, TN
Atrium I & II                     1,570       6,254         7,824           321             1984   5-40 yrs.
Centrum                           1,013       5,579         6,592           204             1979   5-40 yrs.
Colonnade                         1,300       7,996         9,296           209             1998   5-40 yrs.
Hickory Hill Medical Plaza          398       2,260         2,658           131             1988   5-40 yrs.
3400 Players Club Parkway         1,005       5,511         6,516           341             1997   5-40 yrs.
International Place Phase II      4,847      28,327        33,174         1,769             1988   5-40 yrs.
Kirby Centre                        525       3,050         3,575           176             1984   5-40 yrs.
International Place Phase III     1,566          --         1,566            --           N/A      N/A
Southwind Office Center "A"         996       5,669         6,665           333             1991   5-40 yrs.
Southwind Office Center "B"       1,356       7,943         9,299           449             1990   5-40 yrs.
Southwind Office Center "C"       1,070       4,673         5,743             4             1998   5-40 yrs.
Norfolk, VA
Battlefield Business Center II      774       4,387         5,161           254             1987   5-40 yrs.
Greenbriar Business Center          936       5,360         6,296           312             1984   5-40 yrs.
Hampton Center Two                    2          --             2            --           N/A      N/A
Hampton Center Three                  2          --             2            --           N/A      N/A
Highwoods Centre                      2       7,355         7,357            22           N/A      5-40 yrs.
Riverside II                        483          --           483            --           N/A      N/A
Riverside Building                1,495       6,282         7,777           193             1988   5-40 yrs.
Nashville, TN
3401 Westend                      4,956      20,881        25,837         1,565             1982   5-40 yrs.
5310 Maryland Way                 1,555       6,251         7,806           424             1994   5-40 yrs.
Ayers Land                        1,164          --         1,164            --           N/A      N/A
Southpointe                       1,655       7,961         9,616            71             1998   5-40 yrs.
BNA Corporate Center                 --      20,220        20,220         1,425             1985   5-40 yrs.
Century City Plaza I                903       3,922         4,825           299             1987   5-40 yrs.
Cool Springs - Building II        6,796          --         6,796            --           N/A      5-40 yrs.
Cool Springs I                    1,983      11,477        13,460            66           N/A      5-40 yrs.
Eastpark 1, 2, 3                  2,371      10,269        12,640           838             1978   5-40 yrs.
Grassmere                         1,431          --         1,431            --           N/A      N/A
Grassmere I                       1,251       7,685         8,936           468             1984   5-40 yrs.
Grassmere II                      2,260      13,038        15,298           798             1985   5-40 yrs.
Grassmere III                     1,340       7,597         8,937           441             1990   5-40 yrs.
Highwoods Plaza I                 1,772       8,991        10,763           843             1996   5-40 yrs.
Highwoods Plaza II                1,448       8,162         9,610           525             1997   5-40 yrs.
Harpeth On The Green II           1,420       5,982         7,402           360             1984   5-40 yrs.
Harpeth on the Green III          1,660       6,922         8,582           396             1987   5-40 yrs.
Harpeth on the Green IV           1,714       7,206         8,920           429             1989   5-40 yrs.
Harpeth on the Green V              662       5,566         6,228           164             1998   5-40 yrs.
Lakeview Ridge                    1,768       6,415         8,183           355             1986   5-40 yrs.
Lakeview Ridge II                   557       5,297         5,854           148             1998   5-40 yrs.
Ridge Development                    90          --            90            --           N/A      N/A
The Sparrow Building              1,262       5,120         6,382           292             1982   5-40 yrs.
Grassmere/Thousdale Land            760          --           760            --           N/A      N/A
Winners Circle                    1,497       7,253         8,750           223             1987   5-40 yrs.
Orlando, FL
Sunport Center                    1,505       9,879        11,384           301             1990   5-40 yrs.
Oakridge Center                   4,700      18,987        23,687           576        1966-1992   5-40 yrs.
Corporate Square                    900       2,057         2,957            84             1971   5-40 yrs.
Executive Point Towers            2,200       7,495         9,695           253             1978   5-40 yrs.
Sandlake Southwest                1,025       4,052         5,077            48             1986   5-40 yrs.
Lakeview Office Park              5,400      14,347        19,747           461             1975   5-40 yrs.
2699 Lee Road Building            1,500       6,296         7,796           185             1974   5-40 yrs.
MetroWest Center                  1,344       7,726         9,070           465             1988   5-40 yrs.
Landmark I                        6,785      28,285        35,070           624             1983   5-40 yrs.
Landmark II                       6,785      28,311        35,096           631             1985   5-40 yrs.
C N A Maitland I                  1,858      16,129        17,987            17             1998   5-40 yrs.
C N A Maitland II                   743       3,544         4,287            18             1998   5-40 yrs.
Hard Rock Caf-                    1,305       3,570         4,875             4             1998   5-40 yrs.
Metro West Land                   5,505          --         5,505            --           N/A      N/A
One Winter Park                   1,000       3,791         4,791           121             1982   5-40 yrs.
The Palladium                     1,400       5,559         6,959           170             1988   5-40 yrs.
201 Pine Street Building          4,400      30,536        34,936         1,056             1980   5-40 yrs.
Capital Plaza                     2,970          --         2,970            --           N/A      5-40 yrs.
Premier Point North                 800       3,117         3,917           100             1983   5-40 yrs.
Premier Point South                 600       3,507         4,107           115             1983   5-40 yrs.
Interlachen Village               1,100       2,735         3,835            88             1987   5-40 yrs.
Signature Plaza                   4,300      31,795        36,095         1,009             1986   5-40 yrs.
Skyline Center                      700       2,806         3,506            86             1985   5-40 yrs.
Southwest Corporate Center          991       5,613         6,604           325             1984   5-40 yrs.
Research Triangle, NC
Blue Ridge II                       463       1,427         1,890           445             1988   5-40 yrs.
Blue Ridge I                        722       5,497         6,219           668             1982   5-40 yrs.

                                                                                 Cost Capitalized
                                                                                    Subsequent
                                                     Initial Cost                 to Acquisition
                                                ----------------------- ----------------------------------
                                                           Building &                         Building &
           Description             Encumbrance    Land    Improvements          Land         Improvements
--------------------------------- ------------- -------- -------------- ------------------- --------------
3404 North Duke Street                  --         879        3,522                --                1
Fairfield II                            --         910        3,647                --              519
3600 Glenwood Avenue                    --          --           --                --           10,994
3645 Trust Drive - One North
 Commerce Center                      1,754        520        2,949                --               48
3737 Glenwood Ave.                      --          --           --                --               70
4020 North Roxboro Road                 --         675        2,708                --            1,222
4101 North Roxboro Road                 --       1,059        4,243                --              283
Fairfield I                             --         805        3,227                --              587
4201 Research Commons                   --       1,204        7,715                --            2,414
4301 Research Commons                   --         900        7,425                --              693
4401 Research Commons                   --       1,249        8,929                --            4,871
4501 Research Commons                   --         785        4,448                --            1,092
4800 North Park                         --       2,678       17,673                --              242
4900 North Park                       1,440        770        1,989                --              273
5000 North Park                         --       1,010        4,697                --            1,006
5200 Green's Dairy - One North
 Commerce Center                       585         169          959                --               17
5220 Green's Dairy - One North
 Commerce Center                      1,057        382        2,165                --               94
5301 Departure Drive                  2,432        882        5,000                --                6
4000 Aerial Center                      --         541        2,163                --              128
Amica                                   --         289        1,517                --               80
Arrowwood                               --         955        3,383                --              258
Aspen                                   --         560        2,088                --              270
Birchwood                               --         201          907                --               38
BTI                                     --          --       15,504                --               10
BTI Houses                              --         250          250                --               --
Capital Center                          --         851           --              (629)(20)          --
Cedar East                              --         563        2,491                --              247
Cedar West                              --         563        2,475                --              454
ClinTrials Research                     --       2,497       12,798                --            2,648
Colony Corporate Center                 --         613        3,296                --              598
Concourse                               --         986       12,069                --              679
Cape Fear                               --         131           --                --            2,612
Creekstone Crossing                     --         728        3,841                --              100
Cotton                                  --         460        1,844                --              117
Catawba                                 --         125          (15)               --            1,928
Cottonwood                              --         609        3,253                --               22
Cypress                                 --         567        1,729                --              141
Dogwood                                 --         766        2,777                --               16
EPA Annex                               --       2,601       10,920                --              109
Expressway Warehouse                    --         242           --                 4            1,894
Global Software                         --         465        5,358                --            2,102
Hawthorn                                --         904        3,782                --               73
Highwoods Health Club                   --         142          524                --            1,308
Holiday Inn Reservations Center         --         867        2,735                --              136
Holly                                   --         300        1,144                --               44
Healthsource                            --       1,294       10,593                10            1,620
Highwoods Tower One                     --         203       16,914                --              544
Highwoods Centre                        --         532        5,960                --              877
Ironwood                                --         319        1,276                --              353
Kaiser                                  --         133        3,625                --              606
Laurel                                  --         884        2,524                --               53
Lake Plaza East                         --         856        4,893                --              696
Highwoods Office Center North           --       1,103           49              (387)(21)          --
Highwoods Office Center South           --       2,518           --                --               --
Leatherwood                             --         213          851                --              413
Martin Land                             --          --           --             3,409               --
A4 Health Systems                       --         717        3,418                --            1,297
Creekstone Park                         --         796           --              (647)(22)          --
Northpark I                             --         405           --                93            3,542
North Park - Land                       --         962           --                39               --
Phase I - One North Commerce
 Center                               1,961        768        4,353                --              265
'W' Building - One North
 Commerce Center                      3,737      1,163        6,592                --            1,329
Overlook                                --          --           --                --               42
Pamlico/Roanoke                         --         269           --                20           11,087
Phoenix                                 --         394        2,019                --               40
Raleigh Corp Center Lot D               --          --           --             2,039               --
4101 Research Commons                   --       1,349           --            (1,349)(23)           3
Rexwoods Center I                         (4)      775           --               103            3,691
Rexwoods II                             --         355          (12)                7            1,863
Rexwoods III                            --         886           --                34            2,902



                                             Gross Amount at
                                    Which Carried at Close of Period                                    Life on
                                  ------------------------------------                                   Which
                                             Building &                  Accumulated      Date of      Depreciation
           Description              Land    Improvements   Total (28)   Depreciation   Construction   is Computed
--------------------------------- -------- -------------- ------------ -------------- -------------- -------------
3404 North Duke Street               879        3,523         4,402           305     1985           5-40 yrs.
Fairfield II                         910        4,166         5,076           401     1989           5-40 yrs.
3600 Glenwood Avenue                  --       10,994        10,994           492     1986           5-40 yrs.
3645 Trust Drive - One North
 Commerce Center                     520        2,997         3,517           180     1984           5-40 yrs.
3737 Glenwood Ave.                    --           70            70            --     N/A            N/A
4020 North Roxboro Road              675        3,930         4,605           236     1989           5-40 yrs.
4101 North Roxboro Road            1,059        4,526         5,585           382     1984           5-40 yrs.
Fairfield I                          805        3,814         4,619           291     1987           5-40 yrs.
4201 Research Commons              1,204       10,129        11,333         2,056     1991           5-40 yrs.
4301 Research Commons                900        8,118         9,018           756     1989           5-40 yrs.
4401 Research Commons              1,249       13,800        15,049         2,984     1987           5-40 yrs.
4501 Research Commons                785        5,540         6,325           803     1985           5-40 yrs.
4800 North Park                    2,678       17,915        20,593         2,086     1985           5-40 yrs.
4900 North Park                      770        2,262         3,032           299     1984           5-40 yrs.
5000 North Park                    1,010        5,703         6,713           911     1980           5-40 yrs.
5200 Green's Dairy - One North
 Commerce Center                     169          976         1,145            64     1984           5-40 yrs.
5220 Green's Dairy - One North
 Commerce Center                     382        2,259         2,641           135     1984           5-40 yrs.
5301 Departure Drive                 882        5,006         5,888           291     1984           5-40 yrs.
4000 Aerial Center                   541        2,291         2,832           124     1992           5-40 yrs.
Amica                                289        1,597         1,886           236     1983           5-40 yrs.
Arrowwood                            955        3,641         4,596           517     1979           5-40 yrs.
Aspen                                560        2,358         2,918           333     1980           5-40 yrs.
Birchwood                            201          945         1,146           129     1983           5-40 yrs.
BTI                                   --       15,514        15,514           310     1995           5-40 yrs.
BTI Houses                           250          250           500             2     1970           5-40 yrs.
Capital Center                       222           --           222            --     N/A            N/A
Cedar East                           563        2,738         3,301           392     1981           5-40 yrs.
Cedar West                           563        2,929         3,492           472     1981           5-40 yrs.
ClinTrials Research                2,497       15,446        17,943           146     1998           5-40 yrs.
Colony Corporate Center              613        3,894         4,507           507     1985           5-40 yrs.
Concourse                            986       12,748        13,734         1,560     1986           5-40 yrs.
Cape Fear                            131        2,612         2,743         1,453     1979           5-40 yrs.
Creekstone Crossing                  728        3,941         4,669           368     1990           5-40 yrs.
Cotton                               460        1,961         2,421           152     1972           5-40 yrs.
Catawba                              125        1,913         2,038         1,088     1980           5-40 yrs.
Cottonwood                           609        3,275         3,884           380     1983           5-40 yrs.
Cypress                              567        1,870         2,437           276     1980           5-40 yrs.
Dogwood                              766        2,793         3,559           319     1983           5-40 yrs.
EPA Annex                          2,601       11,029        13,630         1,076     1966           5-40 yrs.
Expressway Warehouse                 246        1,894         2,140           398     1990           5-40 yrs.
Global Software                      465        7,460         7,925           948     1996           5-40 yrs.
Hawthorn                             904        3,855         4,759         1,808     1987           5-40 yrs.
Highwoods Health Club                142        1,832         1,974            28     1998           5-40 yrs.
Holiday Inn Reservations Center      867        2,871         3,738           337     1984           5-40 yrs.
Holly                                300        1,188         1,488           162     1984           5-40 yrs.
Healthsource                       1,304       12,213        13,517           887     1996           5-40 yrs.
Highwoods Tower One                  203       17,458        17,661         3,497     1991           5-40 yrs.
Highwoods Centre                     532        6,837         7,369            30     1998           5-40 yrs.
Ironwood                             319        1,629         1,948           262     1978           5-40 yrs.
Kaiser                               133        4,231         4,364         1,313     1988           5-40 yrs.
Laurel                               884        2,577         3,461           292     1982           5-40 yrs.
Lake Plaza East                      856        5,589         6,445           851     1984           5-40 yrs.
Highwoods Office Center North        716           49           765            14     N/A            N/A
Highwoods Office Center South      2,518           --         2,518            --     N/A            N/A
Leatherwood                          213        1,264         1,477           192     1979           5-40 yrs.
Martin Land                        3,409           --         3,409            --     N/A            N/A
A4 Health Systems                    717        4,715         5,432           422     1996           5-40 yrs.
Creekstone Park                      149           --           149            --     N/A            N/A
Northpark I                          498        3,542         4,040           194     1997           5-40 yrs.
North Park - Land                  1,001           --         1,001            --     N/A            N/A
Phase I - One North Commerce
 Center                              768        4,618         5,386           279     1981           5-40 yrs.
'W' Building - One North
 Commerce Center                   1,163        7,921         9,084           523     1983           5-40 yrs.
Overlook                              --           42            42            --     N/A            N/A
Pamlico/Roanoke                      289       11,087        11,376         2,515     1980           5-40 yrs.
Phoenix                              394        2,059         2,453           248     1990           5-40 yrs.
Raleigh Corp Center Lot D          2,039           --         2,039            --     N/A            N/A
4101 Research Commons                 --            3             3            --     N/A            N/A
Rexwoods Center I                    878        3,691         4,569           933     1990           5-40 yrs.
Rexwoods II                          362        1,851         2,213           242     1993           5-40 yrs.
Rexwoods III                         920        2,902         3,822           550     1992           5-40 yrs.

                                                                                 Cost Capitalized
                                                                                    Subsequent
                                                      Initial Cost                to Acquisition
                                                 ----------------------- --------------------------------
                                                            Building &                       Building &
           Description              Encumbrance    Land    Improvements         Land        Improvements
--------------------------------- -------------- -------- -------------- ----------------- --------------
Rexwoods IV                             --          586           --              --            3,629
Rexwoods V                              --        1,301        4,977              --              973
Riverbirch                              --          448           --              21            4,434
Situs I                                 --          693        2,917                (1)         1,476
Situs II                                --           --           --             718            4,736
Six Forks Center I                      --          666        2,663              --              477
Six Forks Center II                     --        1,086        4,345              --              427
Six Forks Center III                    --          862        4,411              --              202
Smoketree Tower                         --        2,353       11,802              --            2,724
South Square I                            (4)       606        3,785              --              553
South Square II                         --          525        4,710              --              270
Sycamore                                --          255           --              --            5,809
Building 2A - Triangle Business
 Center                                   (4)       377        4,004              --              702
Building 2B - Triangle Business
 Center                                   (4)       118        1,225              --              212
Building 3 - Triangle Business
 Center                                   (4)       409        5,349              --              656
Building 7 - Triangle Business
 Center                                   (4)       414        6,301              --              544
Willow Oak                              --          458        4,685              --            1,791
Richmond, VA
Highwoods Distribution Center           --           --           --           2,763               --
Airport Center One                      --          708        4,374              --            1,071
Airport Center 2                        --          362        2,896              --               16
1309 Cary Street                        --          171          685              --               71
4900 Cox                                --        1,324        5,305              --              155
Technology Park 1                       --          541        2,166              --              140
East Shore One                          --           --           --             114               --
Eastshore II                            --           --           --              --               29
Grove Park II                           --           --           --             570               --
Grove Park                              --          349        2,685             470            3,075
Highwoods One                           --        1,846        8,613              --            1,977
Richfood Holdings Building              --          785        5,170              --            1,322
End of Cox Road Land                    --          966           --            (296)(26)          --
Highwoods Five                          --          806        4,948              --              831
Sadler & Cox Land                       --           --           --           1,657               --
Development Opportunity Strip           --           26           --              --               --
Liberty Mutual Building               3,351       1,205        4,819              --              488
Waterfront Plaza                          (5)       585        2,347              --              257
Markel-American                         --        1,372        8,667              --              347
North Park Building                     --        2,163        8,659              --              299
Hamilton Beach Building                   (5)     1,086        4,344              --              148
One Shockoe Plaza                       --           --           --              --           19,277
Westshore I                                         358        1,431              --               24
Westshore II                            --          545        2,181              --               30
West Shore III                          --          961        3,601              --            1,131
Stony Point I                           --        1,384       11,445              --              864
Stony Point II                          --           --           --           2,983               --
Technology Park 2                       --          264        1,058              --               41
Virginia Center Technology Park         --        1,438        5,858              --              319
Virginia Mutual                         --           --           --             907               --
Vantage Place-A                         --          203          811              --               86
Vantage Place-B                         --          233          931              --              126
Vantage Place-C                         --          235          940              --               70
Vantage Place-D                         --          218          873              --              186
Vantage Point                           --        1,089        4,354              --              505
South Florida
2828 Coral Way Building                 --        1,100        4,303              --               86
The Atrium at Coral Gables              --        3,000       16,398              --              267
Atrium West                           4,166       1,300        5,564              --               96
Avion                                   --          800        4,307              --               87
Centrum Plaza                         2,791       1,000        3,545              --               53
Comeau Building                         --          460        3,683              --               61
Corporate Square                        --        1,750        3,385              --               92
Highwoods Cypress Creek                 --           --           --           4,525               --
Dadeland Towers North                 6,376       3,700       18,571              --              477
Debartolo Land                          --           --           --           1,722               --
Highwoods Court at Doral                --        3,423       13,692              --            1,301
The 1800 Eller Drive Building           --           --        9,724              --              336
Emerald Hills Plaza I                   --        1,450        5,830              --               89
Emerald Hills Plaza II                  --        1,450        7,030              --              112
Gulf Atlantic Center                    --           --       11,237               3              247
Horizon One                             --          998        6,070              --              461
Highwoods Park H1                       --          215          542              --               15



                                             Gross Amount at
                                    Which Carried at Close of Period                                    Life on
                                  ------------------------------------                                   Which
                                             Building &                  Accumulated      Date of      Depreciation
           Description              Land    Improvements   Total (28)   Depreciation   Construction   is Computed
--------------------------------- -------- -------------- ------------ -------------- -------------- -------------
Rexwoods IV                          586        3,629         4,215           609     1995           5-40 yrs.
Rexwoods V                         1,301        5,950         7,251           174     1998           5-40 yrs.
Riverbirch                           469        4,434         4,903         1,185     1987           5-40 yrs.
Situs I                              692        4,393         5,085           583     1996           5-40 yrs.
Situs II                             718        4,736         5,454            28     1998           5-40 yrs.
Six Forks Center I                   666        3,140         3,806           266     1982           5-40 yrs.
Six Forks Center II                1,086        4,772         5,858           423     1983           5-40 yrs.
Six Forks Center III                 862        4,613         5,475           516     1987           5-40 yrs.
Smoketree Tower                    2,353       14,526        16,879         2,095     1984           5-40 yrs.
South Square I                       606        4,338         4,944           561     1988           5-40 yrs.
South Square II                      525        4,980         5,505           579     1989           5-40 yrs.
Sycamore                             255        5,809         6,064           333     1997           5-40 yrs.
Building 2A - Triangle Business
 Center                              377        4,706         5,083           859     1984           5-40 yrs.
Building 2B - Triangle Business
 Center                              118        1,437         1,555           214     1984           5-40 yrs.
Building 3 - Triangle Business
 Center                              409        6,005         6,414         1,071     1988           5-40 yrs.
Building 7 - Triangle Business
 Center                              414        6,845         7,259           862     1986           5-40 yrs.
Willow Oak                           458        6,476         6,934         1,207     1995           5-40 yrs.
Richmond, VA
Highwoods Distribution Center      2,763           --         2,763            --     N/A            N/A
Airport Center One                   708        5,445         6,153           260     1997           5-40 yrs.
Airport Center 2                     362        2,912         3,274            57     1998           5-40 yrs.
1309 Cary Street                     171          756           927            44     1987           5-40 yrs.
4900 Cox                           1,324        5,460         6,784           438     1991           5-40 yrs.
Technology Park 1                    541        2,306         2,847           194     1991           5-40 yrs.
East Shore One                       114           --           114            --     N/A            N/A
Eastshore II                          --           29            29            --     N/A            N/A
Grove Park II                        570           --           570            --     N/A            N/A
Grove Park                           819        5,760         6,579           208     1997           5-40 yrs.
Highwoods One                      1,846       10,590        12,436         1,006     1996           5-40 yrs.
Richfood Holdings Building           785        6,492         7,277           288     1997           5-40 yrs.
End of Cox Road Land                 670           --           670            --     N/A            N/A
Highwoods Five                       806        5,779         6,585            76     1998           5-40 yrs.
Sadler & Cox Land                  1,657           --         1,657            --     N/A            N/A
Development Opportunity Strip         26           --            26            --     N/A            N/A
Liberty Mutual Building            1,205        5,307         6,512           277     1990           5-40 yrs.
Waterfront Plaza                     585        2,604         3,189           268     1988           5-40 yrs.
Markel-American                    1,372        9,014        10,386           136     1998           5-40 yrs.
North Park Building                2,163        8,958        11,121           583     1989           5-40 yrs.
Hamilton Beach Building            1,086        4,492         5,578           386     1986           5-40 yrs.
One Shockoe Plaza                     --       19,277        19,277         1,008     1996           5-40 yrs.
Westshore I                          358        1,455         1,813           103     1995           5-40 yrs.
Westshore II                         545        2,211         2,756           148     1995           5-40 yrs.
West Shore III                       961        4,732         5,693           296     1997           5-40 yrs.
Stony Point I                      1,384       12,309        13,693           289     1990           5-40 yrs.
Stony Point II                     2,983           --         2,983            --     N/A            N/A
Technology Park 2                    264        1,099         1,363            95     1991           5-40 yrs.
Virginia Center Technology Park    1,438        6,177         7,615           705     1985           5-40 yrs.
Virginia Mutual                      907           --           907            --     N/A            N/A
Vantage Place-A                      203          897         1,100           105     1987           5-40 yrs.
Vantage Place-B                      233        1,057         1,290            92     1988           5-40 yrs.
Vantage Place-C                      235        1,010         1,245            93     1987           5-40 yrs.
Vantage Place-D                      218        1,059         1,277           115     1988           5-40 yrs.
Vantage Point                      1,089        4,859         5,948           437     1990           5-40 yrs.
South Florida
2828 Coral Way Building            1,100        4,389         5,489           132     1985           5-40 yrs.
The Atrium at Coral Gables         3,000       16,665        19,665           512     1984           5-40 yrs.
Atrium West                        1,300        5,660         6,960           175     1983           5-40 yrs.
Avion                                800        4,394         5,194           126     1985           5-40 yrs.
Centrum Plaza                      1,000        3,598         4,598           110     1988           5-40 yrs.
Comeau Building                      460        3,744         4,204           115     1926           5-40 yrs.
Corporate Square                   1,750        3,477         5,227           111     1981           5-40 yrs.
Highwoods Cypress Creek            4,525           --         4,525            --     N/A            N/A
Dadeland Towers North              3,700       19,048        22,748           592     1972           5-40 yrs.
Debartolo Land                     1,722           --         1,722            --     N/A            N/A
Highwoods Court at Doral           3,423       14,993        18,416           361     1987           5-40 yrs.
The 1800 Eller Drive Building         --       10,060        10,060           314     1983           5-40 yrs.
Emerald Hills Plaza I              1,450        5,919         7,369           181     1979           5-40 yrs.
Emerald Hills Plaza II             1,450        7,142         8,592           219     1979           5-40 yrs.
Gulf Atlantic Center                   3       11,484        11,487           302     1986           5-40 yrs.
Horizon One                          998        6,531         7,529           116     1985           5-40 yrs.
Highwoods Park H1                    215          557           772            10     1984           5-40 yrs.

                                                                             Cost Capitalized
                                                                                Subsequent
                                                       Initial Cost           to Acquisition
                                                  ----------------------- -----------------------
                                                             Building &              Building &
            Description              Encumbrance    Land    Improvements    Land    Improvements
---------------------------------- -------------- -------- -------------- -------- --------------
Highwoods Park H2                        --          532        1,838         --           16
Highwoods Park A                         --          462        1,680         --           25
Highwoods Park B                         --          388        1,362         --           43
Highwoods Park C                         --        1,121        3,962         --           26
Highwoods Park D                         --        1,123        3,865         --           21
Highwoods Park E                         --        1,142        3,981         --           25
Highwoods Park F                         --          382        1,284         --           65
Highwoods Park G                         --          346        2,155         --           74
Highwoods Park J                         --          326        2,380         --           20
Highwoods Park L                         --        6,375           --         --            3
Highwoods Park M                         --          714        4,133         --           26
Highwoods Park N                         --           --          114         --           14
Highwoods Park P                         --           --           96         --           14
Palm Beach Gardens Office Park           --        1,000        4,510         --           98
Pine Island Commons                    3,037       1,750        4,175         --           84
Sheraton Design Center                   --        1,000        4,040         --          524
Sunset Station Plaza                     --          660        7,721         --           67
Venture Corporate Center I               --        1,867        7,458         --          419
Venture Corporate Center II              --        1,867        8,837         --          135
Venture Corporate Center III             --        1,867        8,838         --          128
Tampa, FL
5400 Gray Street                         --          350          293         --            7
Anchor Glass                             --           --         (109)     1,281       11,054
Atrium                                   --        1,639        9,286         --           70
7201 - 7243B Bryan Dairy                (11)         352        2,398         --            1
7245 - 7279 Bryan Dairy                 (11)         352        2,396         --           74
Benjamin Center #7                       --          296        1,678         --           41
Benjamin Center #9                       --          300        1,699         --           60
Brandywine I                             --          667        1,904         --           65
Brandywine II                            --          483          965         --           14
Bayshore Place                         6,499       2,248       10,323         --            9
Bay View                                 --        1,304        5,964         --           48
Bay Vista Garden Center                 (14)         447        4,777         --           --
Bay Vista Garden Center II              (14)       1,328        6,981         --          366
Bay Vista Office Center                 (14)         935        4,480         --          138
Bay Vista Retail Center                 (14)         283        1,135         --           --
Countryside Place                        --          843        3,731         --           --
Clearwater Point                         --          317        1,531         --           --
Cross Bayou                              --          468        2,997         --            9
Crossroads Office Center                 --          561        3,342         --           77
Clearwater Tower                         --        1,601        5,955         --           17
Cypress Center Land                      --        1,410           --         --           --
Cypress West                           2,113         615        4,988         --          129
Brookwood Day Care Center                --           61          347         --           24
Expo Building                            --          171          969         --           21
Interstate Corporate Center              --        1,412        5,647         --        7,941
Feathersound II                        2,291         800        7,282         --          224
Fireman's Fund Building                  --          500        4,107         --           80
Fireman's Fund Land                      --           --           --      1,000           --
Grand Plaza (Office)                     --        1,100        7,676         --          187
Grand Plaza (Retail)                     --          840       10,647         --          187
Federated                                --           --           --      6,017           --
Horizon Office Building                    (2)        --        6,114         --          120
IBP 8302 Laurel Fair Circle             (12)          63          595         --           16
IBP 8306 Laurel Fair Circle             (12)         102          968         --           16
IBP 8308 Laurel Fair Circle             (12)         118        1,087         --           37
IBP 4510 Oakfair Blvd                   (12)         118        1,110         --           41
IBP 4514 Oakfair Blvd                   (12)          71          366         --          304
IBP 4520 Oakfair Blvd                   (12)         173        1,621         --           16
IBP 4524 Oakfair Blvd                   (12)         141        1,329         --           37
IBP Land                                 --        3,781           --         --           --
Idlewild                                 --          623        3,859         --            2
Lakeside                                   (2)        --        7,200         --          148
Lakepointe I                               (2)     2,100       31,078         --          559
Lakeside Technology Center               --        1,325        8,084         --           81
Mariner Square                         2,474         650        2,821         --           60
Marathon I                              (13)         215        1,059         --            1
Marathon II                             (13)         215        1,049         --           --
Northside Square Office Building           (9)       601        3,601         --           --
Northside Square Retail Building           (9)       800        2,808         --            3
Parkside                                   (2)        --        9,193         --          199
Sabal Pavilion - Phase I                 --           --           --        660        7,949
Sabal Pavilion - Phase II                --           --           --        661           --
Pavillion Office Building                  (2)        --       16,022         --          181



                                             Gross Amount at
                                    Which Carried at Close of Period                                    Life on
                                  ------------------------------------                                   Which
                                             Building &                  Accumulated      Date of      Depreciation
           Description              Land    Improvements   Total (28)   Depreciation   Construction   is Computed
--------------------------------- -------- -------------- ------------ -------------- -------------- -------------
Highwoods Park H2                     532        1,854         2,386           33      1984           5-40 yrs.
Highwoods Park A                      462        1,705         2,167           30      1984           5-40 yrs.
Highwoods Park B                      388        1,405         1,793           24      1984           5-40 yrs.
Highwoods Park C                    1,121        3,988         5,109           70      1984           5-40 yrs.
Highwoods Park D                    1,123        3,886         5,009           68      1984           5-40 yrs.
Highwoods Park E                    1,142        4,006         5,148           70      1984           5-40 yrs.
Highwoods Park F                      382        1,349         1,731           --      1984           5-40 yrs.
Highwoods Park G                      346        2,229         2,575           38      1984           5-40 yrs.
Highwoods Park J                      326        2,400         2,726           42      1984           5-40 yrs.
Highwoods Park L                    6,375            3         6,378           --      N/A            N/A
Highwoods Park M                      714        4,159         4,873           73      1984           5-40 yrs.
Highwoods Park N                       --          128           128            2      1984           5-40 yrs.
Highwoods Park P                       --          110           110            2      1984           5-40 yrs.
Palm Beach Gardens Office Park      1,000        4,608         5,608          145      1984           5-40 yrs.
Pine Island Commons                 1,750        4,259         6,009          131      1985           5-40 yrs.
Sheraton Design Center              1,000        4,564         5,564          134      1982           5-40 yrs.
Sunset Station Plaza                  660        7,788         8,448          181      1984           5-40 yrs.
Venture Corporate Center I          1,867        7,877         9,744          265      1982           5-40 yrs.
Venture Corporate Center II         1,867        8,972        10,839          277      1982           5-40 yrs.
Venture Corporate Center III        1,867        8,966        10,833          270      1982           5-40 yrs.
Tampa, FL
5400 Gray Street                      350          300           650            9      1973           5-40 yrs.
Anchor Glass                        1,281       10,945        12,226          263      1988           5-40 yrs.
Atrium                              1,639        9,356        10,995          544      1989           5-40 yrs.
7201 - 7243B Bryan Dairy              352        2,399         2,751           53      1988           5-40 yrs.
7245 - 7279 Bryan Dairy               352        2,470         2,822           63      1987           5-40 yrs.
Benjamin Center #7                    296        1,719         2,015          124      1991           5-40 yrs.
Benjamin Center #9                    300        1,759         2,059          106      1989           5-40 yrs.
Brandywine I                          667        1,969         2,636           22      1984           5-40 yrs.
Brandywine II                         483          979         1,462            9      1984           5-40 yrs.
Bayshore Place                      2,248       10,332        12,580          163      1990           5-40 yrs.
Bay View                            1,304        6,012         7,316          141      1982           5-40 yrs.
Bay Vista Garden Center               447        4,777         5,224          106      1982           5-40 yrs.
Bay Vista Garden Center II          1,328        7,347         8,675          216      1997           5-40 yrs.
Bay Vista Office Center               935        4,618         5,553          131      1982           5-40 yrs.
Bay Vista Retail Center               283        1,135         1,418           26      1987           5-40 yrs.
Countryside Place                     843        3,731         4,574           61      1988           5-40 yrs.
Clearwater Point                      317        1,531         1,848           35      1981           5-40 yrs.
Cross Bayou                           468        3,006         3,474           68      1982           5-40 yrs.
Crossroads Office Center              561        3,419         3,980          103      1981           5-40 yrs.
Clearwater Tower                    1,601        5,972         7,573          136      1990           5-40 yrs.
Cypress Center Land                 1,410           --         1,410           --      N/A            N/A
Cypress West                          615        5,117         5,732          169      1985           5-40 yrs.
Brookwood Day Care Center              61          371           432           22      1986           5-40 yrs.
Expo Building                         171          990         1,161           58      1981           5-40 yrs.
Interstate Corporate Center         1,412       13,588        15,000          302      N/A            5-40 yrs.
Feathersound II                       800        7,506         8,306          225      1986           5-40 yrs.
Fireman's Fund Building               500        4,187         4,687          135      1982           5-40 yrs.
Fireman's Fund Land                 1,000           --         1,000           --      N/A            N/A
Grand Plaza (Office)                1,100        7,863         8,963          250      1985           5-40 yrs.
Grand Plaza (Retail)                  840       10,834        11,674          335      1985           5-40 yrs.
Federated                           6,017           --         6,017           --      N/A            N/A
Horizon Office Building                --        6,234         6,234          194      1980           5-40 yrs.
IBP 8302 Laurel Fair Circle            63          611           674           13      1987           5-40 yrs.
IBP 8306 Laurel Fair Circle           102          984         1,086           22      1987           5-40 yrs.
IBP 8308 Laurel Fair Circle           118        1,124         1,242           28      1987           5-40 yrs.
IBP 4510 Oakfair Blvd                 118        1,151         1,269           29      1987           5-40 yrs.
IBP 4514 Oakfair Blvd                  71          670           741           15      1987           5-40 yrs.
IBP 4520 Oakfair Blvd                 173        1,637         1,810           36      1987           5-40 yrs.
IBP 4524 Oakfair Blvd                 141        1,366         1,507           30      1987           5-40 yrs.
IBP Land                            3,781           --         3,781           --      N/A            N/A
Idlewild                              623        3,861         4,484           73      1981           5-40 yrs.
Lakeside                               --        7,348         7,348          222      1978           5-40 yrs.
Lakepointe I                        2,100       31,637        33,737          958      1986           5-40 yrs.
Lakeside Technology Center          1,325        8,165         9,490          249      1984           5-40 yrs.
Mariner Square                        650        2,881         3,531           87      1973           5-40 yrs.
Marathon I                            215        1,060         1,275           24      1997           5-40 yrs.
Marathon II                           215        1,049         1,264           23      1987           5-40 yrs.
Northside Square Office Building      601        3,601         4,202           80      1986           5-40 yrs.
Northside Square Retail Building      800        2,811         3,611           62      1986           5-40 yrs.
Parkside                               --        9,392         9,392          285      1979           5-40 yrs.
Sabal Pavilion - Phase I              660        7,949         8,609           39      1998           5-40 yrs.
Sabal Pavilion - Phase II             661           --           661           --      N/A            N/A
Pavillion Office Building              --       16,203        16,203          494      1982           5-40 yrs.

                                                                            Cost Capitalized
                                                                               Subsequent
                                                     Initial Cost            to Acquisition
                                               ------------------------- -----------------------
                                                            Building &              Building &
           Description            Encumbrance     Land     Improvements    Land    Improvements
-------------------------------- ------------- ---------- -------------- -------- --------------
Park Place                             --            --            --      1,508           --
Pinebrook Business Center            2,219           --           (95)     1,234        9,613
USF&G                                  --         1,366         7,742         --        1,370
Registry I                             --           744         4,216         --          120
Registry II                            --           908         5,147         --          211
Registry Square                        --           344         1,951         --           41
Rocky Point Land                       --            --            --      3,484           --
Sabal Business Center I                --           375         2,127         --           26
Sabal Business Center II             1,218          342         1,935         --           99
Sabal Business Center III             840           290         1,642         --           16
Sabal Business Center IV             2,078          819         4,638         --           --
Sabal Business Center V              2,497        1,026         5,813         --            8
Sabal Business Center VI             5,838        1,609         9,116         --           48
Sabal Business Center VII            4,749        1,519         8,605         --           32
Sabal Lake Building                    --           572         3,241         --          146
Sabal Industrial Park Land             --            --            --        301           --
Sabal Park Plaza                       --           611         3,460         --          292
Sabal Tech Center                      --           548         3,107         --           --
Summit Executive Centre                --           579         2,749         --           --
Spectrum                                 (2)      1,450        14,173         --          147
Starkey Road Center                    --           383         2,163         --           16
Turtle Creek 4900 Creekside Dr        (10)          188         1,353         --           51
Turtle Creek 4902 Creekside Dr        (10)           72           514         --           15
Turtle Creek 4904 Creekside Dr        (10)           41           298         --            7
Turtle Creek 4906 Creekside Dr        (10)           75           541         --            7
Turtle Creek 4908 Creekside Dr           (8)        124           885         --           18
Turtle Creek 4910 Creekside Dr           (8)        171         1,223         --           --
Turtle Creek 4911 Creekside Dr           (8)        200         1,434         --           --
Turtle Creek 4912 Creekside Dr           (8)         29           211         --           --
Turtle Creek 4914 Creekside Dr           (8)         65           464         --           --
Telecom Technology Center                         1,250        11,224         --          837
Tower Place                            --         3,194        18,098         --          533
Westshore Square                     2,970        1,130         5,155         --           18
REO Building                           --           795         4,484         --           91
FT Myers, FL
Sunrise Office Center                  --           422         3,478         --           61
                                                  -----        ------      -----        -----
                                                614,701     2,948,712     94,407      334,608
                                                =======     =========     ======      =======



                                             Gross Amount at
                                    Which Carried at Close of Period                                    Life on
                                  ------------------------------------                                   Which
                                             Building &                  Accumulated      Date of      Depreciation
           Description              Land    Improvements   Total (28)   Depreciation   Construction   is Computed
--------------------------------- -------- -------------- ------------ -------------- -------------- -------------
Park Place                          1,508             --        1,508            --    N/A            N/A
Pinebrook Business Center           1,234          9,518       10,752           210    1987           5-40 yrs.
USF&G                               1,366          9,112       10,478           603    1988           5-40 yrs.
Registry I                            744          4,336        5,080           274    1985           5-40 yrs.
Registry II                           908          5,358        6,266           343    1987           5-40 yrs.
Registry Square                       344          1,992        2,336           116    1988           5-40 yrs.
Rocky Point Land                    3,484             --        3,484            --    N/A            N/A
Sabal Business Center I               375          2,153        2,528           124    1982           5-40 yrs.
Sabal Business Center II              342          2,034        2,376           124    1984           5-40 yrs.
Sabal Business Center III             290          1,658        1,948            97    1984           5-40 yrs.
Sabal Business Center IV              819          4,638        5,457           269    1984           5-40 yrs.
Sabal Business Center V             1,026          5,821        6,847           339    1988           5-40 yrs.
Sabal Business Center VI            1,609          9,164       10,773           531    1988           5-40 yrs.
Sabal Business Center VII           1,519          8,637       10,156           500    1990           5-40 yrs.
Sabal Lake Building                   572          3,387        3,959           218    1986           5-40 yrs.
Sabal Industrial Park Land            301             --          301            --    N/A            N/A
Sabal Park Plaza                      611          3,752        4,363           313    1987           5-40 yrs.
Sabal Tech Center                     548          3,107        3,655           180    1989           5-40 yrs.
Summit Executive Centre               579          2,749        3,328            61    1988           5-40 yrs.
Spectrum                            1,450         14,320       15,770           437    1984           5-40 yrs.
Starkey Road Center                   383          2,179        2,562            48    1980           5-40 yrs.
Turtle Creek 4900 Creekside Dr        188          1,404        1,592            35    1985           5-40 yrs.
Turtle Creek 4902 Creekside Dr         72            529          601            12    1985           5-40 yrs.
Turtle Creek 4904 Creekside Dr         41            305          346             7    1985           5-40 yrs.
Turtle Creek 4906 Creekside Dr         75            548          623            12    1985           5-40 yrs.
Turtle Creek 4908 Creekside Dr        124            903        1,027            20    1985           5-40 yrs.
Turtle Creek 4910 Creekside Dr        171          1,223        1,394            27    1985           5-40 yrs.
Turtle Creek 4911 Creekside Dr        200          1,434        1,634            32    1985           5-40 yrs.
Turtle Creek 4912 Creekside Dr         29            211          240             5    1985           5-40 yrs.
Turtle Creek 4914 Creekside Dr         65            464          529            10    1985           5-40 yrs.
Telecom Technology Center           1,250         12,061       13,311           346    1991           5-40 yrs.
Tower Place                         3,194         18,631       21,825         1,092    1988           5-40 yrs.
Westshore Square                    1,130          5,173        6,303           116    1976           5-40 yrs.
REO Building                          795          4,575        5,370           141    1983           5-40 yrs.
FT Myers, FL
Sunrise Office Center                 422          3,539        3,961           107    1974           5-40 yrs.
                                    -----         ------       ------         -----
                                  709,108      3,283,320    3,992,428       167,225
                                  =======      =========    =========       =======

--------
(1) These assets are pledged as collateral for a $5,580,000 first mortgage loan.

(2) These assets are pledged as collateral for a $42,842,000 first mortgage loan.

(3) These assets are pledged as collateral for an $47,011,000 first mortgage loan.

(4) These assets are pledged as collateral for a $30,454,000 first mortgage loan.

(5) These assets are pledged as collateral for a $4,769,000 first mortgage loan.

(6) These assets are pledged as collateral for a $29,735,000 first mortgage loan.

(7) These assets are pledged as collateral for a $8,605,000 first mortgage loan.

(8) These assets are pledged as collateral for a $1,157,000 first mortgage loan.

(9) These assets are pledged as collateral for a $1,721,000 first mortgage loan.

(10) These assets are pledged as collateral for a $2,488,000 first mortgage loan.

(11) These assets are pledged as collateral for a $3,371,000 first mortgage loan.

(12) These assets are pledged as collateral for a $3,760,000 first mortgage loan.

(13) These assets are pledged as collateral for a $1,187,000 first mortgage loan.

(14) These assets are pledged as collateral for a $3,244,000 first mortgage loan.

(15) These assets are pledged as collateral for a $61,268,000 first mortgage loan.

(16) These assets are pledged as collateral for a $17,931,000 first mortgage loan.

(17) Reflects land transferred to Airpark East - Hewlett Packard, Airpark East - Inacom, Airpark East Building D and Airpark East-Simplex.

(18) Reflects land transferred to Concourse Center 1 land in progress.

(19) Reflects land sale.

(20) Reflects land transferred to Situs 1 and Situs 2.

(21) Reflects land transferred to Red Oak.

(22) Reflect land transfers to Highwoods Centre and Sycamore.

(23) Transfer to land held for development.

(24) Reflects land transfer to Grassmere1.

(25) Reflects transfer of land to Lakeview Ridge II, Lakeview Ridge III, and sale of 3.35 acres of land.

(26) Reflects transfer of land to Highwoods Common.

(27) Patewood III and IV are considered one property for encumbrance purposes.

(28) The aggregate cost for Federal Income Tax purposes was approximately $3,227,000,000.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                              NOTE TO SCHEDULE III
                                (in thousands)

                     As of December 31, 1998, 1997 and 1996



                      A summary of activity for real estate and accumulated depreciation is as follows:



                                                                            December 31,
                                                          ------------------------------------------------
                                                               1998             1997             1996
                                                          --------------   --------------   --------------
Real Estate:
  Balance at beginning of year ........................     $2,589,531       $1,376,638       $  598,536
  Additions:
   Acquisitions, development and improvements .........      1,428,472        1,216,249          779,256
  Cost of real estate sold ............................        (25,575)          (3,356)          (1,154)
                                                            ----------       ----------       ----------
Balance at close of year (a) ..........................     $3,992,428       $2,589,531       $1,376,638
                                                            ==========       ==========       ==========
Accumulated Depreciation:
  Balance at beginning of year ........................     $   85,602       $   42,004       $   21,452
  Depreciation expense ................................         83,158           43,732           20,562
  Real estate sold ....................................         (1,535)            (134)             (10)
                                                            ----------       ----------       ----------
  Balance at close of year (b) ........................     $  167,225       $   85,602       $   42,004
                                                            ==========       ==========       ==========

----------
(a) Reconciliation of total cost to balance sheet caption at December 31, 1998, 1997 and 1996 (in thousands):



                                                     1998            1997            1996
                                                -------------   -------------   -------------
Total per schedule III ......................    $3,992,428     $2,589,531      $1,376,638
Construction in progress exclusive
  of land included in Schedule III ..........       189,465         95,387          28,841
Furniture, fixtures and equipment ...........         7,665          3,339           2,096
Property held for sale ......................      (129,167)            --              --
                                                 ----------     ----------      ----------
Total real estate assets at cost ............    $4,060,391     $2,688,257      $1,407,575
                                                 ==========     ==========      ==========

(b) Reconciliation of total accumulated depreciation to balance sheet caption at December 31, 1998, 1997 and 1996 (in thousands):



                                                                               1998         1997     1996
                                                                            --------      -------   -------
Total per schedule III .................................................    $167,225      $85,602   $42,004
Accumulated depreciation -- furniture, fixtures and equipment ..........       3,953        1,444       965
Property held for sale .................................................      (2,670)          --        --
                                                                            --------      -------   -------
Total accumulated depreciation .........................................    $168,508      $87,046   $42,969
                                                                            ========      =======   =======