Form 10-Q
period 1999-03-31
HIGHWOODS REALTY LTD PARTNERSHIP
filed 1999-05-17
CIK 941713

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

                 For the quarterly period ended March 31, 1999


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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1999


                               TABLE OF CONTENTS



                                                                                     PAGE
PART I.        FINANCIAL INFORMATION                                                -----
  Item 1.      Financial Statements                                                   3
               Consolidated balance sheets of Highwoods Realty Limited
               Partnership as of March 31, 1999 and December 31, 1998                 4
               Consolidated statements of income of Highwoods Realty Limited
               Partnership for the three month periods ended March 31, 1999 and
               1998                                                                   5
               Consolidated statements of cash flows of Highwoods Realty Limited
               Partnership for the three month periods ended March 31, 1999 and
               1998                                                                   6
               Notes to consolidated financial statements of Highwoods Realty
               Limited Partnership                                                    8
  Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                 10
               Results of Operations                                                 10
               Liquidity and Capital Resources                                       11
               Year 2000                                                             13
               Funds From Operations and Cash Available for Distributions            16
               Disclosure Regarding Forward-Looking Statements                       17
               Property Information                                                  19
               Inflation                                                             28
  Item 3.      Quantitative and Qualitative Disclosures About Market Risk            29
  PART II.     OTHER INFORMATION
  Item 1.      Legal Proceedings                                                     31
  Item 2.      Changes in Securities and Use of Proceeds                             31
  Item 3.      Defaults Upon Senior Securities                                       31
  Item 4.      Submission of Matters to a Vote of Security Holders                   31
  Item 5.      Other Information                                                     31
  Item 6.      Exhibits and Reports on Form 8-K                                      31

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


     We refer to (1) Highwoods Properties, Inc. as the "Company," (2) Highwoods Realty Limited Partnership as the "Operating Partnership," (3) the Company's common stock as "Common Stock" and (4) the Operating Partnership's common partnership interests as "Common Units."

     The information furnished in the accompanying balance sheets, statements of operations and statements of cash flows reflect all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.

     The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and our 1998 Annual Report on Form 10-K.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


                          CONSOLIDATED BALANCE SHEETS


                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                           MARCH 31, 1999     DECEMBER 31, 1998
                                                                          ----------------   ------------------
                                                                             (UNAUDITED)
ASSETS
Real estate assets, at cost:
  Land and improvements ...............................................      $  485,792          $  538,814
  Buildings and tenant improvements ...................................       2,937,708           3,173,825
  Development in process ..............................................         223,545             189,465
  Land held for development ...........................................         154,020             150,622
  Furniture, fixtures and equipment ...................................           7,863               7,665
                                                                             ----------          ----------
                                                                              3,808,928           4,060,391
  Less -- accumulated depreciation ....................................        (201,401)           (168,508)
                                                                             ----------          ----------
  Net real estate assets ..............................................       3,607,527           3,891,883
Property held for sale ................................................         396,160             131,262
Cash and cash equivalents .............................................          37,900              30,696
Restricted cash .......................................................          11,668              24,263
Accounts receivable ...................................................          21,786              27,644
Advances to related parties ...........................................           3,166              10,420
Notes receivable ......................................................          19,208              12,865
Accrued straight line rents receivable ................................          30,016              27,194
Investment in unconsolidated affiliates ...............................          31,008              15,234
Other assets:
  Deferred leasing costs ..............................................          51,419              45,785
  Deferred financing costs ............................................          43,409              38,750
  Prepaid expenses and other ..........................................          15,139              15,162
                                                                             ----------          ----------
                                                                                109,967              99,697
  Less -- accumulated amortization ....................................         (26,986)            (23,458)
                                                                             ----------          ----------
                                                                                 82,981              76,239
                                                                             ----------          ----------
                                                                             $4,241,420          $4,247,700
                                                                             ==========          ==========
LIABILITIES AND PARTNERS' CAPITAL
Mortgages and notes payable ...........................................      $1,927,349          $1,906,216
Accounts payable, accrued expenses and other liabilities ..............         105,948             125,168
                                                                             ----------          ----------
  Total liabilities ...................................................       2,033,297           2,031,384
Redeemable operating partnership units:
  Class A Common Units outstanding, 8,586,222 at March 31, 1999 and
   10,111,978 at December 31, 1998 ....................................         202,291             260,383
  Class B Common Units outstanding, 291,756 at March 31, 1999 and
   291,756 at December 31, 1998 .......................................           6,873               7,513
  Series A Preferred Units outstanding, 125,000 at March 31, 1999 and
   December 31, 1998 ..................................................         121,809             121,809
  Series B Preferred Units outstanding, 6,900,000 at March 31, 1999 and
   December 31, 1998 ..................................................         166,346             166,346
  Series D Preferred Units outstanding, 400,000 at March 31, 1999 and
   December 31, 1998 ..................................................          96,842              96,842
Partners' capital:
  Class A Common Units:
   General partner Common Units outstanding, 697,252 at
    March 31, 1999 and 690,955 at December 31, 1998 ...................          16,140              15,634
   Limited partner Common Units outstanding, 60,441,704 at March 31,
    1999 and 58,292,597 at December 31, 1998 ..........................       1,597,822           1,547,789
                                                                             ----------          ----------
    Total partners' capital ...........................................       1,613,962           1,563,423
                                                                             ----------          ----------
                                                                             $4,241,420          $4,247,700
                                                                             ==========          ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


                       CONSOLIDATED STATEMENTS OF INCOME


              (UNAUDITED AND IN THOUSANDS EXCEPT PER UNIT AMOUNTS)



                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          -------------------------
                                                                              1999          1998
                                                                          -----------   -----------
REVENUE:
 Rental property ......................................................    $145,868      $100,331
 Equity in earnings of unconsolidated affiliates ......................         121            --
 Gain on disposition of assets ........................................         569            --
 Interest and other income ............................................       4,597         2,053
                                                                           --------      --------
                                                                            151,155       102,384
OPERATING EXPENSES:
 Rental property ......................................................    $ 45,292      $ 29,728
 Depreciation and amortization ........................................      28,074        17,113
 Interest expense:
   Contractual ........................................................      29,845        17,162
   Amortization of deferred financing costs ...........................         778           616
                                                                           --------      --------
                                                                             30,623        17,778
 General and administrative ...........................................       5,793         3,784
                                                                           --------      --------
   Income before extraordinary item ...................................      41,373        33,981
EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF DEBT ............          --           (46)
                                                                           --------      --------
 Net income ...........................................................      41,373        33,935
DIVIDENDS ON PREFERRED UNITS ..........................................      (8,145)       (6,145)
                                                                           --------      --------
 Net income available for Class A Common Units ........................      33,228        27,790
                                                                           ========      ========
NET INCOME PER COMMON UNIT -- BASIC:
 Income before extraordinary item .....................................    $   0.48      $   0.47
   Extraordinary item -- loss on early extinguishment of debt .........          --            --
                                                                           --------      --------
   Net income .........................................................        0.48          0.47
                                                                           ========      ========
NET INCOME PER COMMON UNIT -- DILUTED:
 Income before extraordinary item .....................................    $   0.48      $   0.47
   Extraordinary item -- loss on early extinguishment of debt .........          --            --
                                                                           ========      ========
   Net income .........................................................        0.48          0.47
                                                                           ========      ========
   WEIGHTED AVERAGE COMMON UNITS OUTSTANDING -- BASIC:
   Class A Common Units:
   General partner ....................................................         693           588
    Limited partners ..................................................      68,640        58,252
 Class B Common Units:
   Limited partners ...................................................         292           269
                                                                           --------      --------
 Total ................................................................      69,625        59,109
                                                                           ========      ========
   WEIGHTED AVERAGE COMMON UNITS OUTSTANDING -- DILUTED:
   Class A Common Units:
   General partner ....................................................         695           595
    Limited partners ..................................................      68,775        58,882
 Class B Common Units:
   Limited partners ...................................................         292           269
                                                                           --------      --------
 Total ................................................................      69,762        59,746
                                                                           ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                          (UNAUDITED AND IN THOUSANDS)



                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                            1999            1998
                                                                        ------------   -------------
OPERATING ACTIVITIES:
Net income ..........................................................    $   41,373     $   33,935
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization .....................................        28,074         17,113
  Loss on early extinguishment of debt ..............................            --             46
  Gain on disposition of assets .....................................          (569)            --
  Changes in operating assets and liabilities .......................       (17,344)         3,410
                                                                         ----------     ----------
   Net cash provided by operating activities ........................        51,534         54,504
                                                                         ----------     ----------
INVESTING ACTIVITIES:
Additions to real estate assets .....................................      (122,847)      (311,408)
Proceeds from disposition of assets .................................       124,463             --
Cash from contributed net assets ....................................            --        (12,383)
Advances to subsidiaries ............................................         7,254             --
Cash paid in exchange for partnership net assets ....................        (1,008)            --
Other ...............................................................       (30,557)        (2,179)
                                                                         ----------     ----------
   Net cash used in investing activities ............................       (22,695)      (325,970)
                                                                         ----------     ----------
FINANCING ACTIVITIES:
Distributions paid ..................................................       (38,072)       (30,097)
Payment of preferred unit dividends .................................        (8,145)        (6,145)
Payment of prepayment penalties .....................................            --            (46)
Borrowings on mortgages and notes payable ...........................        16,885        287,188
Repayment of mortgages and notes payable ............................        (3,252)      (102,450)
Borrowings on revolving loans .......................................        81,500        247,000
Repayment on revolving loans ........................................       (74,000)      (240,500)
Net proceeds from contributed capital ...............................         8,108        137,763
Net (payment) receipt of deferred financing costs ...................        (4,659)         1,860
                                                                         ----------     ----------
   Net cash (used in) provided by financing activities ..............       (21,635)       294,573
                                                                         ----------     ----------
Net increase in cash and cash equivalents ...........................         7,204         23,107
Cash and cash equivalents at beginning of the period ................        30,696          8,816
                                                                         ----------     ----------
Cash and cash equivalents at end of the period ......................    $   37,900     $   31,923
                                                                         ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ..............................................    $   28,014     $   12,324
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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                          (UNAUDITED AND IN THOUSANDS)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     The following summarizes the net assets contributed by holders of Common Units in the Operating Partnership or acquired subject to mortgage notes payable:



                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                ----------------------
                                                   1999        1998
                                                ---------   ----------
ASSETS:
Rental property and equipment, net ..........    $2,241      $76,125
LIABILITIES:
Mortgages and notes payable assumed .........    $   --      $61,303
                                                 ------      -------
   Net assets ...............................    $2,241      $14,822
                                                 ======      =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                MARCH 31, 1999
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

     The Operating Partnership is a subsidiary of Highwoods Properties, Inc. (the "Company"). At March 31, 1999, the Company owned 87% of the Common Units of the Operating Partnership.

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

     The Class A Common Units are owned by the Company and by certain limited partners of the Operating Partnership. The Class A Common Units owned by the Company are classified as general partners' capital and limited partners' capital. The Class B Common Units are owned by certain limited partners (not the Company) and only differ from the Class A Common Units in that they are not eligible for allocation of income and distributions. The Class B Common Units will convert to Class A Common Units in 25% annual installments commencing one year from the date of issuance. Prior to such conversion, such Class B Common Units will not be redeemable for cash or shares of the Company's Common Stock.

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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in fiscal years beginning after June 15, 1999. The Statement will require the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of the Operating Partnership's derivatives at March 31, 1999 is discussed in Item 2.

     The "Year 2000" issue is a general term used to describe the various problems that may result from the improper processing of dates and calculations involving years by many computers throughout the world as the Year 2000 is approached and reached. We have reviewed the impact of Year 2000 issues and do not expect Year 2000 issues to be material to our business, operations, or financial condition. The Year 2000 issue is discussed more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows have been made. For further information, refer to the financial statements and notes thereto included in our 1998 Annual Report on Form 10-K.


2. SEGMENT INFORMATION

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

     The accounting policies of the segments are the same as those described in note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the quarter ended March 31, 1999 and 1998.


                                                           THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------
                                                               1999             1998
                                                          --------------   --------------
                                                                  (IN THOUSANDS)
RENTAL INCOME:
Office segment ........................................     $  120,355       $   91,412
Industrial segment ....................................         13,054            8,919
Retail segment ........................................          7,568               --
Apartment segment .....................................          4,891               --
                                                            ----------       ----------
                                                            $  145,868       $  100,331
                                                            ==========       ==========
NET OPERATING INCOME:
Office segment net operating income ...................     $   81,909       $   63,225
Industrial segment net operating income ...............         10,943            7,378
Retail segment net operating income ...................          5,069               --
Apartment segment net operating income ................          2,655               --
                                                            ----------       ----------
                                                            $  100,576       $   70,603
Reconciliation to income before extraordinary item:
Equity in income of unconsolidated affiliates .........            121               --
Gain on disposition of assets .........................            569               --
Interest and other income .............................          4,597            2,053
Interest expense ......................................        (30,623)         (17,778)
General and administrative expenses ...................         (5,793)          (3,784)
Depreciation and amortization .........................        (28,074)         (17,113)
                                                            ----------       ----------
Income before extraordinary item ......................     $   41,373       $   33,981
                                                            ==========       ==========
TOTAL ASSETS:
Office segment ........................................     $3,196,262       $2,725,906
Industrial segment ....................................        490,452          304,175
Retail segment ........................................        256,869               --
Apartment segment .....................................        136,339               --
Corporate and other ...................................        161,498           87,295
                                                            ----------       ----------
Total Assets ..........................................     $4,241,420       $3,117,376
                                                            ==========       ==========

3. JOINT VENTURE ACTIVITY

     JOINT VENTURE ACTIVITY. On March 15, 1999, we closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt-DLF 98/29-Walker Fink-KG ("DLF"), pursuant to which the Operating Partnership sold or contributed certain office properties valued at approximately $142 million to a newly created limited partnership (the "Joint Venture"). DLF contributed approximately $55 million for a 77.19% interest in the Joint Venture, and the Joint Venture borrowed approximately $71 million from third-party lenders. The Operating Partnership retained the remaining 22.81% interest in the Joint Venture, received net cash proceeds of approximately $124 million and are the sole and exclusive manager and leasing agent of the Joint Venture's properties, for which the Operating Partnership receives customary management fees and leasing commissions. The Operating Partnership used the cash proceeds received in the transaction to fund existing development activity either through direct payments or repayment of borrowings under the Revolving Loan.


4. CONTINGENCIES

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


5. SUBSEQUENT EVENTS

     The Operating Partnership recently entered into agreements to sell approximately 3.3 million rentable square feet of non-core office and industrial properties and 49 acres of development land in the South Florida area for gross proceeds of approximately $323.2 million. The South Florida transaction is expected to close by June 1, 1999. The Operating Partnership recently also entered into agreements to sell approximately 737,000 rentable square feet of non-core and industrial properties and 10.5 acres of development land in the Baltimore area for gross proceeds of approximately $82.2 million. The Baltimore transaction is expected to close by June 30, 1999. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy. The Operating Partnership can provide no assurance that all or parts of the transactions will be consummated. Both transactions are subject to customary closing conditions, and the Baltimore transaction is also subject to the completion of due diligence.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report. The following discussion is based primarily on the consolidated financial statements of the Operating Partnership.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999. Revenues from rental operations increased $45.6 million, or 45%, from $100.3 million for the three months ended March 31, 1998 to $145.9 million for the comparable period in 1999. The increase is primarily a result of our acquisition of 9.6 million square feet of majority owned office, industrial and retail properties and 2,325 apartment units and the completion of 4.2 million square feet of development activity during the last nine months of 1998 and the first three months of 1999. Our in-service portfolio increased from 33.9 million square feet at March 31, 1998 to 43.6 million square feet at March 31, 1999. Same property revenues, which are the revenues of the 471 in-service properties owned on January 1, 1998, increased 4% for the three months ended March 31, 1999, compared to the same three months of 1998.

     During the three months ended March 31, 1999, 373 leases representing 2.3 million square feet of office, industrial and retail space commenced at an average rate per square foot which was 5% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $2.5 million, or 119%, from $2.1 million for the three months ended March 31, 1998 to $4.6 million for the comparable period in 1999. The increase was a result of higher cash balances in 1999, and additional income generated from management fees, development fees and leasing commissions. The Operating Partnership generated $313,000 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols.

     Rental operating expenses increased $15.6 million, or 53%, from $29.7 million for the three months ended March 31, 1998 to $45.3 million for the comparable period in 1999. The increase is a result of our addition of 13.8 million square feet of office, industrial and retail space and 2,325 apartment units through a combination of acquisitions and developments during the last nine months of 1998 and the first three months of 1999. Rental operating expenses as a percentage of related revenues increased from 30% for the three months ended March 31, 1998 to 31% for the comparable period in 1999.

     Depreciation and amortization for the three months ended March 31, 1999 and 1998 was $28.1 million and $17.1 million, respectively. The increase of $11.0 million, or 64%, is due to an increase in depreciable assets over the prior year. Interest expense increased $12.8 million, or 72%, from $17.8 million for the three months ended March 31, 1998 to $30.6 million for the comparable period in 1999. The increase is attributable to the increase in the outstanding debt for the entire quarter. Interest expense for the three months ended March 31, 1999 and 1998 included $778,000 and $616,000, respectively, of amortization of non-cash deferred financing costs and the costs related to the Operating Partnership's interest rate hedge contracts. General and administrative expenses increased from 3.8% of rental revenue for the three months ended March 31, 1998 to 4.0% for the comparable period in 1999.

     Net income before extraordinary item equaled $41.4 million and $33.9 million for the three months ended March 31, 1999 and 1998, respectively. The Operating Partnership recorded $8.1 million and $6.1 million in preferred unit dividends for the three months ended March 31, 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     STATEMENT OF CASH FLOWS. For the three months ended March 31, 1999, cash provided by operating activities decreased by $3.0 million, or 6.0%, to $51.5 million, as compared to $54.5 million for the same period in 1998. The decrease is primarily due to the payment of real estate taxes due in the first quarter of 1999 offset by the increase in net income resulting from our property acquisitions in 1998 and 1999. Cash used for investing activities decreased by $303.3 million, to $22.7 million for the first three months of 1999, as compared to $326.0 million for the same period in 1998. The decrease is due to the decline in acquisition activity in the first three months of 1999. Cash provided by financing activities decreased by $316.2 to $(21.6) million for the first three months of 1998, as compared to $294.6 million for the same period in 1998. Payments of distributions increased by $8.0 million to $38.1 million for the first three months of 1999, as compared with $30.1 million for the same period in 1998. The increase is due to the greater number of Common Units outstanding and a 6% increase in the distribution rate. Payment of preferred unit dividends increased by $2.0 million to $8.1 million for the first three months of 1999, as compared to $6.1 million for the same period in 1998. The increase is due to the issuance of Preferred Series D Units in the first quarter of 1998.

     CAPITALIZATION. The Operating Partnership's total indebtedness at March 31, 1999 totaled $1.9 billion and was comprised of $622.9 million of secured indebtedness with a weighted average interest rate of 7.7% and 1.3 billion of unsecured indebtedness with a weighted average interest rate of 7.0%. Except as stated below, all of the mortgage and notes payable outstanding at March 31, 1999 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. A portion of our $600 million unsecured revolving loan (the "Revolving Loan") and approximately $73 million in floating rate notes payable assumed upon consummation of the merger with J.C. Nichols were not covered by interest rate hedge contracts on March 31, 1999.

     To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our Revolving Loan bear interest at variable rates. Our long-term debt, which consists of long-term financings and the issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

     The following table sets forth information regarding our interest rate hedge contracts as of March 31, 1999:



                    NOTIONAL     MATURITY                                  FIXED        FAIR MARKET
TYPE OF HEDGE        AMOUNT        DATE      REFERENCE RATE                 RATE           VALUE
----------------   ----------   ----------   -----------------------   -------------   ------------
                               (DOLLARS IN THOUSANDS)
 Treasury Lock      $100,000      10/1/99    10-Year Treasury          5.725%            $ (3,331)
 Treasury Lock        50,000      6/10/99    10-Year Treasury          5.276                  114
 Treasury Lock       100,000       7/1/99    10-Year Treasury          5.674               (3,166)
 Swap                100,000      10/1/99    3-Month LIBOR             4.970                   22
 Swap                 20,970      6/10/02    1-Month LIBOR + 0.75%     7.700               (1,333)
 Collar               80,000     10/15/01    1-Month LIBOR             5.40 - 6.25           (482)

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

     CURRENT AND FUTURE CASH NEEDS. Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service, stockholder distributions and capital expenditures, excluding nonrecurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. We presently have no plans for major capital improvements to the existing in-service properties, other than normal recurring building improvements, tenant improvements and lease commissions. We expect to meet our short-term liquidity requirements generally through working capital and net cash provided by operating activities along with the Revolving Loan.

     Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $310 million of our existing development activity. We expect to fund our short-term liquidity needs through a combination of:

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

     Because of certain financial covenants set forth in the Revolving Loan, we intend to finance a significant portion of our short-term development expenses through asset sales and joint ventures. Although we believe that we will be able to fund our short-term development commitments, an inability to sell a sufficient number of non-core assets or to enter into significant joint venture arrangements of the type described above could adversely affect our liquidity. See " -- Recent Developments."

     Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under the Revolving Loan and long-term unsecured debt. We remain committed to maintaining a flexible and conservative capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership as well as (3) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayment of borrowings under the Revolving Loan. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities.

     We anticipate that our available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions to stockholders discussed below and satisfy other cash requirements may be adversely affected.

     DISTRIBUTIONS TO STOCKHOLDERS. In order to qualify as a REIT for Federal income tax purposes, the Company is required to make distributions to its stockholders of at least 95% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenue-generating expenditures. The following factors will affect cash flows from operating activities and, accordingly, influence the decisions of the Board of Directors regarding distributions: (1) debt service requirements after taking into account the repayment and restructuring of certain indebtedness; (2) scheduled increases in base rents of existing leases; (3) changes in rents attributable to the renewal of existing leases or replacement leases; (4) changes in occupancy rates at existing properties and procurement of leases for newly acquired or developed properties; and (5) operating expenses and capital replacement needs.


RECENT DEVELOPMENTS

     JOINT VENTURE ACTIVITY. On March 15, 1999, we closed a transaction with Schweiz-Deutschland-USA Dreilander Betriligung Objekt-DLF 98/29-Walker Fink-KG ("DLF"), pursuant to which we sold or contributed certain office properties valued at approximately $142 million to a newly created limited partnership (the "Joint Venture"). DLF contributed approximately $55 million for a 77.19% interest in the Joint Venture, and the Joint Venture borrowed approximately $71 million from third-party lenders. We retained the remaining 22.81% interest in the Joint Venture, received cash proceeds of approximately $126 million and are the sole and exclusive manager and leasing agent of the Joint Venture's properties, for which we receive customary management fees and leasing commissions. We used the cash proceeds received in the transaction to fund existing development activity either through direct payments or repayment of borrowings under the Revolving Loan.

     PENDING DISPOSITION ACTIVITY. We recently entered into agreements to sell approximately 3.3 million rentable square feet of non-core office and industrial properties and 49 acres of development land in the South Florida area for gross proceeds of approximately $323.2 million. The South Florida transaction is expected to close by June 1, 1999. We recently also entered into agreements to sell approximately 737,000 rentable square feet of non-core and industrial properties and 10.5 acres of development land in the Baltimore area for gross proceeds of approximately $82.2 million. The Baltimore transaction is expected to close by June 30, 1999. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy. We can provide no assurance that all or parts of the transactions will be consummated. Both transactions are subject to customary closing conditions, and the Baltimore transaction is also subject to the completion of due diligence.


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

     APPROACH AND STATUS. Our Year 2000 compliance efforts are divided into two areas -- "operations level" and "property level." Operations level includes those information technology systems used in our corporate and division offices to perform real estate, accounting and human resources functions. Property level includes the non-information technology systems at our individual properties. Our Y2K remediation plan at both the operations and property levels has three phases:

     o assessment (inventory and testing of computer systems),

     o renovation (repairing and or replacing non-compliant systems), and

     o validation (testing of repaired or replaced systems).

     Our Information Technology Department is overseeing our operations level compliance program. With respect to our operations level IT software, we have completed all three phases of our Year 2000 remediation plan. As part of a standardization of our technology infrastructure in 1998, computer software that was not Year 2000 compliant was upgraded or replaced. These software upgrades were off-the-shelf Year 2000 compliant packages. Additionally, we successfully upgraded and tested a Year 2000 compliant version of our corporate accounting and property management software in December 1998. With respect to our operations level IT hardware, we have completed the assessment phase of our remediation plan and are 90% complete (in terms of labor) with the renovation and validation phases of the plan. We expect to complete the renovation and validation phases with respect to our operations level hardware by the third quarter of 1999.

     Our Chief Operating Officer is overseeing our property level compliance program. We are near completing our inventory of all of our properties' non-information technology systems. This assessment process is 100% complete. As part of the inventory process, we requested appropriate vendors and manufacturers to certify that their products are Year 2000 compliant. Most indicated that their products are Year 2000 compliant. We are approximately 75% complete (in terms of labor) with the renovation and validation phases of our remediation plan at the property level. We expect to complete both phases in the third quarter.

     With respect to Year 2000 issues relating to our customer base, we have not sought representations from our tenants with respect to their Year 2000 readiness because no one tenant represents more than 3% of our annualized rental revenue. With respect to suppliers and vendors, our material purchases are generally from those in competitive fields where others will be able to meet any of our needs unmet by suppliers or vendors with Year 2000 difficulties. (Although we have no reason to expect a significant interruption of utility services for our properties, we have not received (nor sought) written assurances from utility providers that Y2K issues will not cause an interruption in service.)

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

   o we stand ready to switch vendors or suppliers whose Year 2000 failures adversely affect their products or services; and

     o our remediation plan is expected to be complete prior to the Year 2000.

As a result, we do not expect to develop a contingency plan for Year 2000 failures.

     Our assessment of the likely impact of Year 2000 issues on us, which is a forward-looking statement, depends on numerous factors, such as the continued provision of utility services, and we remain exposed to the risk of Year 2000 failures. See " -- Disclosure Regarding Forward-Looking Statements."

     Our disclosures and announcements concerning our Year 2000 programs are intended to constitute "Year 2000 Readiness Disclosures" as defined in the recently-enacted Year 2000 Information and Readiness Disclosure Act. The Act provides added protection from liability for certain public and private statements concerning an entity's Year 2000 readiness and the Year 2000 readiness of its products and services. The Act also potentially provides added protection from liability for certain types of Year 2000 disclosures made after January 1, 1996, and before the date of enactment of the Act.

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

     FFO and cash available for distribution for the three month periods ended March 31, 1999 and 1998 are summarized in the following table (in thousands):



                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        ------------------------
                                                                            1999         1998
                                                                        -----------   ----------
       FUNDS FROM OPERATIONS:
       Income before extraordinary item .............................    $ 41,373      $ 33,981
       Add (deduct):
         Dividends to preferred unitholders..........................      (8,145)       (6,145)
         Gain on disposition of assets ..............................        (569)           --
         Depreciation and amortization ..............................      28,074        17,113
         Depreciation on unconsolidated affiliates ..................         477            --
                                                                         --------      --------
          FUNDS FROM OPERATIONS .....................................      61,210        44,949
       CASH AVAILABLE FOR DISTRIBUTION:
       Add (deduct):
         Rental income from straight-line rents .....................      (3,985)       (3,116)
         Amortization of deferred financing costs ...................         778           616
         Non-incremental revenue generating capital expenditures (1):
          Building improvements paid ................................      (1,518)       (1,019)
          Second generation tenant improvements paid ................      (6,009)       (2,436)
          Second generation lease commissions paid ..................      (3,531)       (1,726)
                                                                         --------      --------
            CASH AVAILABLE FOR DISTRIBUTION .........................    $ 46,945      $ 37,268
                                                                         ========      ========
       Weighted average Common Units outstanding -- basic ...........      69,625        59,109
                                                                         ========      ========
       Weighted average Common Units outstanding -- diluted .........      69,762        59,746
                                                                         ========      ========
       DIVIDEND PAYOUT RATIO -- DILUTED:
         Funds from operations ......................................        61.5%         67.8%
                                                                         ========      ========
         Cash available for distribution ............................        80.2%         81.8%
                                                                         ========      ========

----------
(1) Amounts represent cash expenditures.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

     o our markets could suffer unexpected increases in development of office, industrial and retail properties;

     o the financial condition of our tenants could deteriorate;

     o the costs of our development projects could exceed our original estimates;

   o we may not be able to complete development, acquisition, disposition or joint venture projects as quickly or on as favorable terms as anticipated;


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

PROPERTY INFORMATION

     The following table sets forth certain information with respect to our majority owned in-service and development properties (excluding apartment units) as of March 31, 1999 and 1998:



                                  RENTABLE       NUMBER OF     PERCENT LEASED/
MARCH 31, 1999                  SQUARE FEET     PROPERTIES       PRE-LEASED
----------------------------   -------------   ------------   ----------------
IN-SERVICE:
 Office ....................    30,032,000          443               94%
 Industrial ................    11,883,000          184               91%
 Retail ....................     1,661,000           18               91%
                                ----------          ---               --
  Total ....................    43,576,000          645               93%
                                ==========          ===               ==
REDEVELOPMENT:
 Office ....................       207,000            4               49%
 Industrial ................       194,000            4                1%
                                ----------          ---               --
  Total ....................       401,000            8               26%
                                ==========          ===               ==
DEVELOPMENT:
 COMPLETED -- NOT STABILIZED
 Office ....................     1,564,000           15               79%
 Industrial ................       777,000            6               87%
 Retail ....................            --           --               --
                                ----------          ---               --
  Total ....................     2,341,000           21               82%
                                ==========          ===               ==
IN PROCESS
 Office ....................     3,764,000           30               64%
 Industrial ................       131,000            1               50%
 Retail ....................       200,000            2               65%
                                ----------          ---               --
  Total ....................     4,095,000           33               63%
                                ==========          ===               ==
TOTAL:
 Office ....................    35,567,000          492
 Industrial ................    12,985,000          195
 Retail ....................     1,861,000           20
                                ----------          ---
  Total ....................    50,413,000          707
                                ==========          ===

MARCH 31, 1998
-----------------------------
IN-SERVICE:
 Office ....................    26,501,000          382               94%
 Industrial ................     7,429,000          148               90%
 Retail ....................            --           --               --
                                ----------          ---               --
  Total ....................    33,930,000          530               93%
                                ==========          ===               ==
REDEVELOPMENT
 Office ....................        N/A             N/A             N/A
 Industrial ................        N/A             N/A             N/A
                                ----------          ---             ----
  Total ....................        N/A             N/A             N/A
                                ==========          ===             ====
DEVELOPMENT:
 COMPLETED -- NOT STABILIZED
 Office ....................        N/A             N/A             N/A
 Industrial ................        N/A             N/A             N/A
 Retail ....................        N/A             N/A             N/A
                                ----------          ---             ----
  Total ....................        N/A             N/A             N/A
                                ==========          ===             ====
IN PROCESS
 Office ....................     3,182,000           27               53%
 Industrial ................       396,000            5               25%
 Retail ....................            --           --               --
                                ----------          ---             ----
  Total ....................     3,578,000           32               50%
                                ==========          ===             ====
TOTAL:
 Office ....................    29,683,000          409
 Industrial ................     7,825,000          153
 Retail ....................            --           --
                                ----------          ---
  Total ....................    37,508,000          562
                                ==========          ===

     The following table sets forth certain information with respect to our properties under development as of March 31, 1999 (dollars in thousands):



                                                        RENTABLE
                                                         SQUARE     ESTIMATED
               NAME                     LOCATION          FEET        COSTS
--------------------------------- ------------------- ------------ -----------
              IN-PROCESS
OFFICE:
Highwoods Center II @
  Tradeport                       Atlanta                 53,000    $  4,825
Peachtree Corner                  Atlanta                109,000       9,238
Highwoods I                       Baltimore              125,000      15,300
Mallard Creek V                   Charlotte              118,000      12,262
Parkway Plaza 14                  Charlotte               90,000       7,690
Lakefront Plaza I                 Hampton Roads           77,000       7,477
Belfort Park C1                   Jacksonville            54,000       4,830
Belfort Park C2                   Jacksonville            31,000       2,730
Valencia Place                    Kansas City            241,000      34,020
Southwind Building D              Memphis                 64,000       6,800
Caterpillar Financial Center      Nashville              313,000      54,000
Lakeview Ridge III                Nashville              131,000      13,100
Westwood South                    Nashville              125,000      13,530
C N A Maitland III                Orlando                 78,000       9,885
Capital Plaza                     Orlando                303,000      53,000
Concourse Center One              Piedmont Triad          86,000       8,400
3737 Glenwood Ave.                Research Triangle      107,000      16,700
4101 Research Commons             Research Triangle       73,000       9,311
Capital One Bldg 1                Richmond               126,000      14,795
Capital One Bldg 2                Richmond                44,000       5,125
Capital One Bldg 3                Richmond               126,000      14,380
Highwoods Common                  Richmond                49,000       4,840
Stony Point II                    Richmond               136,000      13,881
Sportsline USA                    South Florida           80,000      10,000
Intermedia Building 1             Tampa                  200,000      27,040
Intermedia Building 2             Tampa                   30,000       4,056
Intermedia Building 3             Tampa                  170,000      22,984
Intermedia Building 4             Tampa                  200,000      29,219
Intermedia Building 5             Tampa                  200,000      29,219
Lakepoint II                      Tampa                  225,000      34,106
                                                         -------    --------
In-Process Office Total or
  Weighted Average                                     3,764,000    $492,743
                                                       =========    ========
INDUSTRIAL:
Newpoint II                       Atlanta                131,000       5,167
                                                       ---------    --------
In-Process Industrial Total or
  Weighted Average                                       131,000    $  5,167
                                                       =========    ========
RETAIL:
Seville Square                    Kansas City            119,000      32,100
Valencia Place                    Kansas City             81,000      14,362
                                                       ---------    --------
In-Process Retail Total or
  Weighted Average                                       200,000    $ 46,462
                                                       =========    ========
Total or Weighted Average of all
  In-Process Development
  Projects                                             4,095,000    $544,372
                                                       =========    ========



                                    COST AT     PRE-LEASING     ESTIMATED      ESTIMATED
               NAME                 3/31/99    PERCENTAGE(1)   COMPLETION   STABILIZATION(2)
--------------------------------- ----------- --------------- ------------ -----------------
              IN-PROCESS
OFFICE:
Highwoods Center II @
  Tradeport                        $    994          57%         3Q 99           4Q 99
Peachtree Corner                      3,042          --          3Q 99           3Q 00
Highwoods I                           8,048          --          2Q 99           4Q 99
Mallard Creek V                       5,948          --          4Q 99           4Q 00
Parkway Plaza 14                      3,236          58          2Q 99           1Q 00
Lakefront Plaza I                     5,122          31          2Q 99           1Q 00
Belfort Park C1                       1,579          --          3Q 99           2Q 00
Belfort Park C2                       1,130          --          3Q 99           2Q 00
Valencia Place                       16,879          41          1Q 00           4Q 00
Southwind Building D                  3,869          56          2Q 99           4Q 99
Caterpillar Financial Center         16,743          79          1Q 00           2Q 00
Lakeview Ridge III                    8,523          88          2Q 99           2Q 99
Westwood South                        8,068          79          3Q 99           1Q 00
C N A Maitland III                    5,648         100          3Q 99           3Q 99
Capital Plaza                        15,721          30          1Q 00           4Q 01
Concourse Center One                  4,817          32          2Q 99           1Q 00
3737 Glenwood Ave.                    8,903          56          3Q 99           1Q 00
4101 Research Commons                 3,919          35          3Q 99           2Q 00
Capital One Bldg 1                    8,647         100          2Q 99           2Q 99
Capital One Bldg 2                    3,064         100          3Q 99           3Q 99
Capital One Bldg 3                    4,401         100          4Q 99           4Q 99
Highwoods Common                      3,902         100          2Q 99           2Q 99
Stony Point II                        9,148          52          2Q 99           4Q 99
Sportsline USA                        3,153         100          3Q 99           3Q 99
Intermedia Building 1                 1,298         100          1Q 00           1Q 00
Intermedia Building 2                   123         100          1Q 00           1Q 00
Intermedia Building 3                 1,674         100          1Q 00           1Q 00
Intermedia Building 4                    --         100          2Q 00           2Q 00
Intermedia Building 5                    --         100          3Q 01           3Q 01
Lakepoint II                          8,334          52          4Q 99           4Q 99
                                   --------         ---
In-Process Office Total or
  Weighted Average                 $165,933          64%
                                   ========         ===
INDUSTRIAL:
Newpoint II                           2,964          50%         2Q 99           2Q 00
                                   --------         ---
In-Process Industrial Total or
  Weighted Average                 $  2,964          50%
                                   ========         ===
RETAIL:
Seville Square                       26,913          75%         2Q 99           4Q 99
Valencia Place                        3,876          50          1Q 00           4Q 00
                                   --------         ---
In-Process Retail Total or
  Weighted Average                 $ 30,789          65%
                                   ========         ===
Total or Weighted Average of all
  In-Process Development
  Projects                         $199,686          63%
                                   ========         ===

----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

                                                          RENTABLE
                                                           SQUARE     ESTIMATED
                NAME                      LOCATION          FEET        COSTS
----------------------------------- ------------------- ------------ -----------
     COMPLETED -- NOT STABILIZED
OFFICE:
Ridgefield III                      Asheville              57,000    $  5,500
10 Glenlakes                        Atlanta               254,000      35,100
Highwoods Center I @ Tradeport      Atlanta                45,000       3,717
Parkway Plaza 11                    Charlotte              32,000       2,600
Parkway Plaza 12                    Charlotte              22,000       1,800
Patewood VI                         Greenville            107,000      11,400
Highwoods Centre                    Hampton Roads         103,000       9,925
Cool Springs I                      Nashville             153,000      16,800
Highwoods Centre                    Research Triangle      76,000       8,300
Overlook                            Research Triangle      97,000      10,500
Red Oak                             Research Triangle      65,000       6,000
Situs II                            Research Triangle      59,000       6,300
Eastshore II                        Richmond               76,000       7,842
Highwoods Square                    South Florida          93,000      12,500
Interstate Corporate Center         Tampa                 325,000      19,100
                                                          -------    --------
Completed -- Not Stabilized Office
  Total or Weighted Average                             1,564,000    $157,384
                                                        =========    ========
INDUSTRIAL:
Bluegrass Lakes I                   Atlanta               112,000       4,700
Tradeport 1                         Atlanta                87,000       3,100
Tradeport 2                         Atlanta                87,000       3,100
Air Park South Warehouse II         Piedmont Triad        136,000       4,200
Air Park South Warehouse VI         Piedmont Triad        189,000       8,000
HIW Distribution Center             Richmond              166,000       5,764
                                                        ---------    --------
Completed -- Not Stabilized
  Industrial Total or Weighted
  Average                                                 777,000    $ 28,864
                                                        ---------    --------
Total or Weighted Average of all
  Completed -- Not Stabilized
  Development Projects                                  2,341,000    $186,248
                                                        =========    ========
Total or Weighted Average of all
  Development Projects                                  6,436,000    $730,620
                                                        =========    ========



                                      COST AT     PRE-LEASING     ESTIMATED      ESTIMATED
                NAME                  3/31/99    PERCENTAGE(1)   COMPLETION   STABILIZATION(2)
----------------------------------- ----------- --------------- ------------ -----------------
     COMPLETED -- NOT STABILIZED
OFFICE:
Ridgefield III                      $  5,046           44%         3Q 98           4Q 99
10 Glenlakes                          27,469           77          1Q 99           4Q 99
Highwoods Center I @ Tradeport         2,776          100          1Q 99           2Q 99
Parkway Plaza 11                       2,212           66          1Q 99           3Q 99
Parkway Plaza 12                       1,401           61          1Q 99           4Q 99
Patewood VI                           11,882           92          3Q 98           2Q 99
Highwoods Centre                       8,103           60          4Q 98           4Q 99
Cool Springs I                        15,076           66          3Q 98           3Q 99
Highwoods Centre                       8,313          100          4Q 98           3Q 99
Overlook                               9,509           91          4Q 98           2Q 99
Red Oak                                4,767           80          4Q 98           2Q 99
Situs II                               5,986           83          3Q 98           2Q 99
Eastshore II                           6,275          100          1Q 99           2Q 99
Highwoods Square                       8,842           47          1Q 99           4Q 99
Interstate Corporate Center           16,527           90          1Q 99           2Q 99
                                    --------          ---
Completed -- Not Stabilized Office
  Total or Weighted Average         $134,184           79%
                                    ========          ===
INDUSTRIAL:
Bluegrass Lakes I                      3,856          100%         1Q 99           2Q 99
Tradeport 1                            2,605           87          3Q 98           2Q 99
Tradeport 2                            2,587           96          3Q 98           2Q 99
Air Park South Warehouse II            3,216          100          4Q 98           3Q 99
Air Park South Warehouse VI            6,784          100          1Q 99           2Q 99
HIW Distribution Center                5,831           46          1Q 99           4Q 99
                                    --------          ---
Completed -- Not Stabilized
  Industrial Total or Weighted
  Average                           $ 24,879           87%
                                    --------          ---
Total or Weighted Average of all
  Completed -- Not Stabilized
  Development Projects              $159,063           82%
                                    ========          ===
Total or Weighted Average of all
  Development Projects              $358,749           70%
                                    ========          ===

----------
(1) Includes the effect of letters of intent.

(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

                                             RENTABLE
                                              SQUARE            ESTIMATED            PRE-LEASING
                                               FEET               COSTS             PERCENTAGE(1)
DEVELOPMENT ANALYSIS                       -----------   -----------------------   --------------
                                                          (DOLLARS IN THOUSANDS)
SUMMARY BY ESTIMATED STABILIZATION DATE:
 Second Quarter 1999 ...................    1,555,000            $116,494                 93%
 Third Quarter 1999 ....................      599,000              56,910                 89
 Fourth Quarter 1999 ...................    1,543,000             191,981                 57
 First Quarter 2000 ....................      885,000             107,877                 75
 Second Quarter 2000 ...................      802,000             105,257                 67
 Third Quarter 2000 ....................      109,000               9,238                  0
 Fourth Quarter 2000 ...................      440,000              60,644                 32
 Third Quarter 2001 ....................      200,000              29,219                100
 Fourth Quarter 2001 ...................      303,000              53,000                 30
                                            ---------            --------                ---
   Total or Weighted Average ...........    6,436,000            $730,620                 70%
                                            =========            ========                ===
SUMMARY BY MARKET:
 Asheville .............................       57,000               5,500                 44%
 Atlanta ...............................      878,000              68,947                 69
 Baltimore .............................      125,000              15,300                  0
 Charlotte .............................      262,000              24,352                 33
 Greenville ............................      107,000              11,400                 92
 Hampton Roads .........................      180,000              17,402                 48
 Jacksonville ..........................       85,000               7,560                  0
 Kansas City ...........................      441,000              80,482                 52
 Memphis ...............................       64,000               6,800                 56
 Nashville .............................      722,000              97,430                 78
 Orlando ...............................      381,000              62,885                 44
 Piedmont Triad ........................      411,000              20,600                 86
 Research Triangle .....................      477,000              57,111                 74
 Richmond ..............................      723,000              66,627                 79
 South Florida .........................      173,000              22,500                 72
 Tampa .................................    1,350,000             165,724                 90
                                            ---------            --------                ---
   Total or Weighted Average ...........    6,436,000            $730,620                 70%
                                            =========            ========                ===
   Build-to-Suit .......................    1,254,000            $166,703                100%
   Multi-tenant ........................    5,182,000             563,917                 63
                                            ---------            --------                ---
   Total or Weighted Average ...........    6,436,000            $730,620                 70%
                                            =========            ========                ===


                                            RENTABLE
                                          SQUARE FEET     ESTIMATED COSTS     PRE-LEASING(1)
                                         -------------   -----------------   ---------------
PER PROPERTY TYPE:
 Office Weighted Average .............       118,400          $14,447              68%
 Industrial Weighted Average .........       129,714            4,862              81
 Retail Weighted Average .............       100,000           23,231              65
                                           ---------          -------              --
 Total Weighted Average ..............       119,400          $13,378              70%
                                           =========          =======              ==

----------
(1) Includes the effect of letters of intent.

     The following table sets forth certain information with respect to our properties under redevelopment as of March 31, 1999 (dollars in thousands):




                                             RENTABLE                                                      ESTIMATED
                                              SQUARE    ESTIMATED   COST AT   PRE-LEASING    ESTIMATED   STABILIZATION
            NAME                LOCATION       FEET        COST     3/31/99       (1)       COMPLETION        (2)
--------------------------- --------------- ---------- ----------- --------- ------------- ------------ --------------
OFFICE:
Highwoods Park B            South Florida     27,000     $ 2,296    $ 1,834        99%        1Q 00         3Q 00
Highwoods Park C            South Florida     77,000       6,667      5,347        47         1Q 00         3Q 00
Highwoods Park E            South Florida     78,000       6,782      5,248        50         1Q 00         3Q 00
Highwoods Park F            South Florida     25,000       2,394      1,730        --         1Q 00         3Q 00
                                              ------     -------    -------        --
Total or Weighted Average                    207,000      18,139     14,159        49
                                             =======     =======    =======        ==
INDUSTRIAL:
Highwoods Park G            South Florida     66,000       4,241      2,578         1%        1Q 00         3Q 00
Highwoods Park H1           South Florida     20,000       1,426        771        --         1Q 00         3Q 00
Highwoods Park H2           South Florida     36,000       3,022      2,385        --         1Q 00         3Q 00
Highwoods Park J            South Florida     72,000       4,501      2,725        --         1Q 00         3Q 00
                                             -------     -------    -------        --
Total or Weighted Average                    194,000      13,190      8,459        --
                                             =======     =======    =======        ==
Grand Total                                  401,000      31,329     22,618        26%
                                             =======     =======    =======        ==

----------
(1) Includes the effect of letters of intent.

(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

     The following tables set forth certain information about leasing activities at our majority-owned in-service properties (excluding apartment units) for the three months ended March 31, 1999, December 31, September 30 and June 30, 1998:



                                                                      OFFICE LEASING STATISTICS
                                                                         THREE MONTHS ENDED
                                         -----------------------------------------------------------------------------------
                                             3/31/99         12/31/98          9/30/98           6/30/98          AVERAGE
                                         --------------   --------------   ---------------   --------------   --------------
NET EFFECTIVE RENTS RELATED TO
  RE-LEASED SPACE:
Number of lease transactions (signed
  leases)                                         276              308               326              285              299
Rentable square footage leased              1,406,170        1,291,297         1,645,913        1,099,805        1,360,796
Average per rentable square foot over
  the lease term:
   Base rent                               $   14.84        $   16.54        $    16.18        $   15.53        $   15.77
   Tenant improvements                         ( 0.84)          ( 0.85)           ( 0.71)          ( 1.00)          ( 0.85)
   Leasing commissions                         ( 0.42)          ( 0.38)           ( 0.42)          ( 0.27)          ( 0.37)
   Rent concessions                             0.00             0.00              0.00            ( 0.03)          ( 0.01)
                                           ----------       ----------       -----------       ----------       ----------
   Effective rent                              13.58            15.31             15.05            14.23            14.54
   Expense stop(1)                             ( 3.55)          ( 3.96)           ( 4.45)          ( 4.22)          ( 4.05)
                                           ----------       ----------       -----------       ----------       ----------
   Equivalent effective net rent           $   10.03        $   11.35        $    10.60        $   10.01        $   10.49
                                           ==========       ==========       ===========       ==========       ==========
Average term in years                               5                4                 5                5                5
                                           ==========       ==========       ===========       ==========       ==========
CAPITAL EXPENDITURES RELATED TO
  RE-LEASED SPACE:
Tenant Improvements:
  Total dollars committed under
   signed leases                           $6,848,279       $4,886,517       $ 6,754,100       $5,849,409       $6,084,576
  Rentable square feet                      1,406,170        1,291,297         1,645,913        1,099,805        1,360,796
                                           ----------       ----------       -----------       ----------       ----------
  Per rentable square foot                 $    4.87        $    3.78        $     4.10        $    5.32        $    4.47
                                           ==========       ==========       ===========       ==========       ==========
Leasing Commissions:
  Total dollars committed under
   signed leases                           $3,047,978       $2,005,094       $ 3,694,473       $1,356,002       $2,525,887
  Rentable square feet                      1,406,170        1,291,297         1,645,913        1,099,805        1,360,796
                                           ----------       ----------       -----------       ----------       ----------
  Per rentable square foot                 $    2.17        $    1.55        $     2.24        $    1.23        $    1.86
                                           ==========       ==========       ===========       ==========       ==========
Total:
  Total dollars committed under
   signed leases                           $9,896,257       $6,891,611       $10,448,573       $7,205,411       $8,610,463
  Rentable square feet                      1,406,170        1,291,297         1,645,913        1,099,805        1,360,796
                                           ----------       ----------       -----------       ----------       ----------
  Per rentable square foot                 $    7.04        $    5.34        $     6.35        $    6.55        $    6.33
                                           ==========       ==========       ===========       ==========       ==========
RENTAL RATE TRENDS:
Average final rate with expense pass
  throughs                                 $   14.28        $   13.57        $    14.51        $   13.91        $   14.07
Average first year cash rental rate        $   15.01        $   14.47        $    15.43        $   14.87        $   14.95
                                           ----------       ----------       -----------       ----------       ----------
Percentage increase                              5.11%            6.63%             6.34%            6.90%            6.24%
                                           ==========       ==========       ===========       ==========       ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which we will not be reimbursed by our tenants.

                                                                         INDUSTRIAL LEASING STATISTICS
                                                                               THREE MONTHS ENDED
                                                   --------------------------------------------------------------------------
                                                       3/31/99        12/31/98        9/30/98        6/30/98        AVERAGE
                                                   --------------   ------------   ------------   ------------   ------------
NET EFFECTIVE RENTS RELATED TO RE-LEASED
  SPACE:
Number of lease transactions (signed leases)                 72             44             56             41             53
Rentable square footage leased                          837,616        582,758        314,549        194,014        482,234
Average per rentable square foot over the lease
  term:
   Base rent                                         $    5.12        $  4.71        $  6.59        $  6.99        $  5.85
   Tenant improvements                                    (0.22)         (0.20)         (0.23)         (0.29)         (0.24)
   Leasing commissions                                    (0.10)         (0.09)         (0.09)         (0.19)         (0.12)
   Rent concessions                                       0.00           0.00           0.00           0.00           0.00
                                                     ----------       --------       --------       --------       --------
   Effective rent                                         4.80           4.42           6.27           6.51           5.50
   Expense stop(1)                                        (0.28)         (0.25)         (0.44)         (0.52)         (0.37)
                                                     ----------       --------       --------       --------       --------
   Equivalent effective net rent                     $    4.52        $  4.17        $  5.83        $  5.99        $  5.13
                                                     ==========       ========       ========       ========       ========
  Average term in years                                       4              3              4              3              3
                                                     ==========       ========       ========       ========       ========
CAPITAL EXPENDITURES RELATED TO RE-LEASED
  SPACE:
TENANT IMPROVEMENTS:
  Total dollars committed under signed leases        $  821,654       $712,108       $248,359       $239,348       $505,367
  Rentable square feet                                  837,616        582,758        314,549        194,014        482,234
                                                     ----------       --------       --------       --------       --------
  Per rentable square foot                           $    0.98        $  1.22        $  0.79        $  1.23        $  1.05
                                                     ==========       ========       ========       ========       ========
LEASING COMMISSIONS:
  Total dollars committed under signed leases        $  315,101       $173,017       $ 99,574       $130,243       $179,484
  Rentable square feet                                  837,616        582,758        314,549        194,014        482,234
                                                     ----------       --------       --------       --------       --------
  Per rentable square foot                           $    0.38        $  0.30        $  0.32        $  0.67        $  0.37
                                                     ==========       ========       ========       ========       ========
Total:
  Total dollars committed under signed leases        $1,136,755       $885,125       $347,933       $369,591       $684,851
  Rentable square feet                                  837,616        582,758        314,549        194,014        482,234
                                                     ----------       --------       --------       --------       --------
  Per rentable square foot                           $    1.36        $  1.52        $  1.11        $  1.90        $  1.42
                                                     ==========       ========       ========       ========       ========
RENTAL RATE TRENDS:
Average final rate with expense pass throughs        $    4.91        $  4.62        $  5.40        $  6.09        $  5.26
Average first year cash rental rate                  $    4.91        $  4.72        $  5.54        $  6.50        $  5.42
                                                     ----------       --------       --------       --------       --------
Percentage increase                                        0.00%          2.16%          2.59%          6.73%          3.04%
                                                     ==========       ========       ========       ========       ========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which we will not be reimbursed by our tenants.

                                                                        RETAIL LEASING STATISTICS
                                                                            THREE MONTHS ENDED
                                                         --------------------------------------------------------
                                                            3/31/99       12/31/98        9/30/98       AVERAGE
                                                         ------------   ------------   ------------   -----------
NET EFFECTIVE RENTS RELATED TO RE-LEASED SPACE:
Number of lease transactions (signed leases)                     25             15             11            17
Rentable square footage leased                               62,638         29,706         37,258        43,201
Average per rentable square foot over the lease term:
   Base rent                                               $ 15.37        $ 16.34        $ 13.59       $ 15.10
   Tenant improvements                                       ( 0.45)        ( 1.66)        ( 0.14)       ( 0.75)
   Leasing commissions                                       ( 0.39)        ( 0.76)        ( 0.44)       ( 0.53)
   Rent concessions                                           0.00           0.00           0.00          0.00
                                                           --------       --------       --------      --------
   Effective rent                                            14.53          13.92          13.01         13.82
   Expense stop                                              ( 0.27)        ( 1.79)        ( 0.09)       ( 0.72)
                                                           --------       --------       --------      --------
   Equivalent effective net rent                           $ 14.26        $ 12.13        $ 12.92       $ 13.10
                                                           --------       --------       --------      --------
 Average term in years                                            6              5              6             6
                                                           ========       ========       ========      ========
CAPITAL EXPENDITURES RELATED TO RE-LEASED SPACE:
TENANT IMPROVEMENTS:
 Total dollars committed under signed leases               $248,531       $319,620       $ 21,000      $196,384
 Rentable square feet                                        62,638         29,706         37,258        43,201
                                                           --------       --------       --------      --------
 Per rentable square foot                                  $  3.97        $ 10.76        $  0.56       $  4.55
                                                           ========       ========       ========      ========
LEASING COMMISSIONS:
 Total dollars committed under signed leases               $153,872       $123,047       $ 99,268      $125,396
 Rentable square feet                                        62,638         29,706         37,258        43,201
                                                           --------       --------       --------      --------
 Per rentable square foot                                  $  2.46        $  4.14        $  2.66       $  2.90
                                                           ========       ========       ========      ========
TOTAL:
 Total dollars committed under signed leases               $402,403       $442,667       $120,268      $321,779
 Rentable square feet                                        62,638         29,706         37,258        43,201
                                                           --------       --------       --------      --------
 Per rentable square foot                                  $  6.42        $ 14.90        $  3.23       $  7.45
                                                           ========       ========       ========      ========
RENTAL RATE TRENDS:
Average final rate with expense pass throughs              $ 10.92        $ 15.91        $  8.55       $ 11.79
Average first year cash rental rate                        $ 16.22        $ 18.16        $ 10.53       $ 14.97
                                                           --------       --------       --------      --------
Percentage increase                                           48.53%         14.14%         23.16%        26.94%
                                                           ========       ========       ========      ========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which we will not be reimbursed by our tenants.

(2) The operating partnership did not own any retail property during the quarter ended 6/30/98.

     The following tables set forth scheduled lease expirations for executed leases at our majority owned in-service properties (excluding apartment units) as of March 31, 1999 assuming no tenant exercises renewal options.


OFFICE PROPERTIES:



                                                                                             AVERAGE
                                                                         ANNUAL RENTS         ANNUAL       PERCENTAGE OF
                                     TOTAL          PERCENTAGE OF            UNDER         RENTAL RATE     LEASED RENTS
       YEAR OF                      RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING         PER SQUARE      REPRESENTED
        LEASE         NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
     EXPIRATION         LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
-------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
 Remainder of 1999        955      3,288,450             11.6%             $ 51,652         $  15.71            11.4%
        2000              897      4,098,481             14.4                65,965            16.09            14.6
        2001              850      4,463,076             15.7                71,864            16.10            15.8
        2002              671      4,159,527             14.6                67,013            16.11            14.8
        2003              587      3,978,439             14.0                64,482            16.21            14.3
        2004              209      2,145,807              7.5                33,410            15.57             7.4
        2005               92      1,349,324              4.7                20,673            15.32             4.6
        2006               49      1,267,839              4.5                19,872            15.67             4.4
        2007               31        870,058              3.1                14,321            16.46             3.2
        2008               54      1,707,657              6.0                24,240            14.19             5.4
      Thereafter           55      1,103,252              3.9                18,311            16.60             4.1
                          ---      ---------            -----              --------         --------           -----
  Total of average      4,450     28,431,910            100.0%             $451,803         $  15.89           100.0%
                        =====     ==========            =====              ========         ========           =====

INDUSTRIAL PROPERTIES:



                                                                                            AVERAGE
                                                                                             ANNUAL       PERCENTAGE OF
                                    TOTAL          PERCENTAGE OF        ANNUAL RENTS      RENTAL RATE     LEASED RENTS
                                   RENTABLE    LEASED SQUARE FOOTAGE   UNDER EXPIRING      PER SQUARE      REPRESENTED
   YEAR OF LEASE     NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
     EXPIRATION        LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
Remainder of 1999       203       1,820,161             17.0%              $ 9,150          $  5.03            17.7%
        2000            172       2,157,591             20.1                10,681             4.95            20.6
        2001            159       1,998,739             18.6                 8,986             4.50            17.4
        2002             83       1,267,253             11.8                 5,929             4.68            11.5
        2003             57         772,642              7.2                 4,124             5.34             8.0
        2004             23       1,369,816             12.8                 5,275             3.85            10.2
        2005             11         187,833              1.8                 1,210             6.44             2.3
        2006              5         224,099              2.1                 1,110             4.95             2.1
        2007              4         489,125              4.6                 1,726             3.53             3.3
        2008              8         376,536              3.5                 3,245             8.62             6.3
     Thereafter           3          58,876              0.5                   335             5.69             0.6
                        ---       ---------            -----               -------          -------           -----
 Total or average       728      10,722,671            100.0%              $51,771          $  4.83           100.0%
                        ===      ==========            =====               =======          =======           =====

----------
(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.

RETAIL PROPERTIES:



                                                                                             AVERAGE
                                                                         ANNUAL RENTS         ANNUAL       PERCENTAGE OF
                                     TOTAL          PERCENTAGE OF            UNDER         RENTAL RATE     LEASED RENTS
       YEAR OF                      RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING         PER SQUARE      REPRESENTED
        LEASE         NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
     EXPIRATION         LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
-------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
 Remainder of 1999        87         320,973             15.7%              $ 3,060         $  9.53             12.0%
        2000              72         238,381             11.7                 2,940           12.33             11.5
        2001              61         235,825             11.5                 3,209           13.61             12.5
        2002              41         162,767              8.0                 2,161           13.28              8.4
        2003              47         210,935             10.3                 3,214           15.24             12.6
        2004              19         168,129              8.2                 1,260            7.49              4.9
        2005              13          64,999              3.2                 1,294           19.91              5.1
        2006              12         109,066              5.3                 1,172           10.75              4.6
        2007               8          63,125              3.1                   946           14.99              3.7
        2008              14         105,765              5.2                 2,223           21.02              8.7
      Thereafter          23         366,156             17.8                 4,118           11.25             16.0
                          --         -------            -----               -------         -------            -----
  Total or average       397       2,046,121            100.0%              $25,597         $ 12.51            100.0%
                         ===       =========            =====               =======         =======            =====

TOTAL:



                                                                                                    PERCENTAGE OF
                                          TOTAL            PERCENTAGE OF          ANNUAL RENTS      LEASED RENTS
                                         RENTABLE      LEASED SQUARE FOOTAGE     UNDER EXPIRING      REPRESENTED
    YEAR OF LEASE        NUMBER OF     SQUARE FEET         REPRESENTED BY          LEASES (1)        BY EXPIRING
      EXPIRATION           LEASES        EXPIRING         EXPIRING LEASES        (IN THOUSANDS)        LEASES
---------------------   -----------   -------------   -----------------------   ----------------   --------------
  Remainder of 1999        1,245        5,429,584               13.2%               $ 63,862             12.1%
         2000              1,141        6,494,453               15.8                  79,586             15.0
         2001              1,070        6,697,640               16.2                  84,059             15.9
         2002                795        5,589,547               13.6                  75,103             14.2
         2003                691        4,962,016               12.0                  71,820             13.6
         2004                251        3,683,752                8.9                  39,945              7.5
         2005                116        1,602,156                3.9                  23,177              4.4
         2006                 66        1,601,004                3.9                  22,154              4.2
         2007                 43        1,422,308                3.5                  16,993              3.2
         2008                 76        2,189,958                5.3                  29,708              5.6
      Thereafter              81        1,528,284                3.7                  22,764              4.3
                           -----        ---------              -----                --------            -----
   Total or average        5,575       41,200,702              100.0%               $529,171            100.0%
                           =====       ==========              =====                ========            =====

----------
(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.


INFLATION

     Historically inflation has not had a significant impact on our operations because of the relatively low inflation rate in our geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of increased incremental operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in operating expenses resulting from inflation. In addition, many of the leases are for terms of less than seven years, which may enable us to replace existing leases with new leases at a higher base rent if rents on the existing leases are below the market rate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     THE EFFECTS OF POTENTIAL CHANGES IN INTEREST RATES AND EQUITY PRICES ARE DISCUSSED BELOW. OUR MARKET RISK DISCUSSION INCLUDES "FORWARD-LOOKING STATEMENTS" AND REPRESENTS AN ESTIMATE OF POSSIBLE CHANGES IN FAIR VALUE OR FUTURE EARNINGS THAT WOULD OCCUR ASSUMING HYPOTHETICAL FUTURE MOVEMENTS IN INTEREST RATES OR EQUITY MARKETS. THESE DISCLOSURES ARE NOT PRECISE INDICATORS OF EXPECTED FUTURE LOSSES, BUT ONLY INDICATORS OF REASONABLY POSSIBLE LOSSES. AS A RESULT, ACTUAL FUTURE RESULTS MAY DIFFER MATERIALLY FROM THOSE PRESENTED. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" FOR A DESCRIPTION OF OUR ACCOUNTING POLICIES AND OTHER INFORMATION RELATED TO THESE FINANCIAL INSTRUMENTS.


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

     CERTAIN VARIABLE RATE DEBT. As of March 31, 1999, the Operating Partnership had approximately $241.3 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended March 31, 2000, our interest expense would be increased or decreased approximately $2.4 million. In addition, as of March 31, 1999, we had $80 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 85 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $80 million of debt.

     INTEREST RATE HEDGE CONTRACTS. For a discussion of our interest rate hedge contracts in effect at March 31, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- CAPITALIZATION." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of March 31, 1999 would increase by approximately $21.1 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of March 31, 1999 would decrease by approximately $23.1 million.

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


EQUITY PRICE RISK

     On August 28, 1997, we entered into a purchase agreement with UBS AG, London Branch ("UB-LB") involving the sale of 1.8 million shares of Common Stock and a related forward contract providing for certain purchase price adjustments. The forward contract (as amended) generally provides that if the market price (defined as the weighted average closing price of the Common Stock for the period beginning March 31, 1999 and ending when UB-LB has sold all of the shares issued under the forward contract) is less than a certain amount, which we refer to as the "Forward Price," we must pay UB-LB the difference times 1.8 million. (Similarly, if the Market Price of a share of Common Stock is above the Forward Price, UB-LB must pay us the difference in shares of Common Stock.)

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

     If the weighted average closing price of one share of Common Stock during the period during which UB-LB sells the shares is 10% lower or higher than on March 31, 1999, our cost of settling the forward contract would increase or decrease by approximately $5 million, payable in cash or shares of Common Stock. The Company has retained the option of repurchasing any of UB-LB's remaining shares for cash prior to their distribution by UB-LB.

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

Item 2. Changes in Securities and Use of Proceeds
      (c) In connection with the acquisition of real estate, the Operating Partnership frequently issues Common Units to sellers of real estate in reliance on exemptions from registration under the Securities Act. During the quarter ended March 31, 1999, the Operating Partnership issued 96,188 Common Units in offerings exempt from the registration requirements of the Securities Act. The Operating Partnership exercised reasonable care to assure that each of the offerees of Common Units during the quarter ended March 31, 1999 were "accredited investors" under Rule 501 of the Securities Act and that the investors were not purchasing the Common Units with a view to their distribution. Specifically, the Operating Partnership relies on the exemptions provided by Section 4(2) of the Securities Act or Rule 506 of the rules promulgated by the Commission under the Securities Act.

Item 3. Defaults Upon Senior Securities -- NA

Item 4. Submission of Matters to a Vote of Security Holders -- NA

Item 5. Other Information -- NA

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits



 EXHIBIT NO.  DESCRIPTION
------------- -------------------------------------------------------------------------------------
       10.1   Purchase and Sale Agreement dated March 22, 1999, by and among Highwoods/Florida
              Holdings, L.P. and America's Capital Partners, LLC, as amended by First Amendment to
              Purchase and Sale Agreement Agreement dated April 21, 1999.
       10.2   Purchase and Sale Agreement dated March 22, 1999, by and among Highwoods/Florida
              Holdings, L.P. and America's Capital Partners, LLC, as amended by First Amendment to
              Purchase and Sale Agreement Agreement dated April 21, 1999.
        27    Financial Data Schedule

(b) Reports on Form 8-K -- None

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

Date: May 17, 1999