Form 10-Q
period 1999-06-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 1999-08-16
CIK 941713

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

                 For the quarterly period ended June 30, 1999


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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


              QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1999


                               TABLE OF CONTENTS



                                                                                   PAGE
PART I.        FINANCIAL INFORMATION                                              -----
  Item 1.      Financial Statements                                                 3
               Consolidated Balance Sheets as of June 30, 1999 and
               December 31, 1998                                                    4
               Consolidated Statements of Income for the three and six months
               ended June 30, 1999 and 1998                                         5
               Consolidated Statements of Cash Flows for the six months ended
               June 30, 1999 and 1998                                               6
               Notes to consolidated financial statements                           8
  Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                               11
               Results of Operations                                               11
               Liquidity and Capital Resources                                     12
               Recent Developments                                                 14
               Year 2000                                                           15
               Possible Environmental Liabilities                                  16
               Impact of Recently Issued Accounting Standards                      17
               Compliance with the Americans with Disabilities Act                 17
               Funds From Operations and Cash Available for Distributions          17
               Disclosure Regarding Forward-Looking Statements                     19
               Property Information                                                20
               Inflation                                                           28
  Item 3.      Quantitative and Qualitative Disclosures About Market Risk          29
  PART II.     OTHER INFORMATION
  Item 1.      Legal Proceedings                                                   30
  Item 2.      Changes in Securities and Use of Proceeds                           30
  Item 3.      Defaults Upon Senior Securities                                     30
  Item 4.      Submission of Matters to a Vote of Security Holders                 30
  Item 5.      Other Information                                                   30
  Item 6.      Exhibits and Reports on Form 8-K                                    30

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


     We refer to (1) Highwoods Properties, Inc. as the "Company," (2) Highwoods Realty Limited Partnership as the "Operating Partnership," (3) the Company's common stock as "Common Stock" and (4) the Operating Partnership's common partnership interests as "Common Units."

     The information furnished in the accompanying balance sheets, statements of operations and statements of cash flows reflect all adjustments (consisting of normal recurring accruals) that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.


     The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and our 1998 Annual Report on Form 10-K.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


                          CONSOLIDATED BALANCE SHEETS


                             (DOLLARS IN THOUSANDS)


                                                                          JUNE 30, 1999     DECEMBER 31, 1998
                                                                         ---------------   ------------------
                                                                           (UNAUDITED)
ASSETS
Real estate assets, at cost:
  Land and improvements ..............................................     $  458,062          $  538,814
  Buildings and tenant improvements ..................................      2,862,300           3,173,825
  Development in process .............................................        173,077             189,465
  Land held for development ..........................................        152,143             150,622
  Furniture, fixtures and equipment ..................................          7,155               7,665
                                                                           ----------          ----------
                                                                            3,652,737           4,060,391
  Less -- accumulated depreciation ...................................       (196,600)           (168,508)
                                                                           ----------          ----------
  Net real estate assets .............................................      3,456,137           3,891,883
Property held for sale ...............................................        202,698             131,262
Cash and cash equivalents ............................................         94,229              30,696
Restricted cash ......................................................         11,969              24,263
Accounts receivable ..................................................         22,711              27,644
Advances to related parties ..........................................         14,251              10,420
Notes receivable .....................................................         44,125              12,865
Accrued straight line rents receivable ...............................         29,527              27,194
Investment in unconsolidated affiliates ..............................         27,884              15,234
Other assets:
  Deferred leasing costs .............................................         54,006              45,785
  Deferred financing costs ...........................................         42,903              38,750
  Prepaid expenses and other .........................................         15,983              15,162
                                                                           ----------          ----------
                                                                              112,892              99,697
  Less -- accumulated amortization ...................................        (28,782)            (23,458)
                                                                           ----------          ----------
                                                                               84,110              76,239
                                                                           ----------          ----------
                                                                            3,987,641          $4,247,700
                                                                           ==========          ==========
LIABILITIES AND PARTNERS' CAPITAL
Mortgages and notes payable ..........................................      1,727,370          $1,906,216
Accounts payable, accrued expenses and other liabilities .............         94,883             125,168
                                                                           ----------          ----------
  Total liabilities ..................................................      1,822,253           2,031,384
Redeemable operating partnership units:
  Class A Common Units outstanding, 8,722,369 at June 30, 1999 and
   10,111,978 at December 31, 1998 ...................................        239,342             260,383
  Class B Common Units outstanding, 196,496 at June 30, 1999 and
   291,756 at December 31, 1998 ......................................          5,391               7,513
  Series A Preferred Units outstanding, 125,000 at June 30, 1999 and
   December 31, 1998 .................................................        121,809             121,809
  Series B Preferred Units outstanding, 6,900,000 at June 30, 1999 and
   December 31, 1998 .................................................        166,346             166,346
  Series D Preferred Units outstanding, 400,000 at June 30, 1999 and
   December 31, 1998 .................................................         96,842              96,842
Partners' capital:
  Class A Common Units:
   General partner Common Units outstanding, 699,294 at
     June 30, 1999 and 690,955 at December 31, 1998 ..................         15,357              15,634
   Limited partner Common Units outstanding, 60,507,766 at June 30,
     1999 and 58,292,597 at December 31, 1998 ........................      1,520,301           1,547,789
                                                                           ----------          ----------
     Total Partners' capital .........................................      1,535,658           1,563,423
                                                                           ----------          ----------
                                                                           $3,987,641          $4,247,700
                                                                           ==========          ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


                       CONSOLIDATED STATEMENTS OF INCOME


                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)



                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        JUNE 30,                        JUNE 30,
                                                              -----------------------------   ----------------------------
                                                                   1999            1998            1999           1998
                                                              -------------   -------------   -------------   ------------
                                                               (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
REVENUE:
  Rental property .........................................     $141,267        $113,079        $ 287,135      $ 213,410
  Equity in earnings of unconsolidated affiliates .........          336              --              457             --
  Interest and other income ...............................        4,652           2,321            9,249          4,374
                                                                --------        --------        ---------      ---------
                                                                 146,255         115,400          296,891        217,784
OPERATING EXPENSES:
  Rental property .........................................       44,082          35,827           89,374         65,555
  Depreciation and amortization ...........................       27,655          20,268           55,729         37,381
  Interest expense:
   Contractual ............................................       27,882          17,221           57,727         34,383
   Amortization of deferred financing costs ...............          734             616            1,512          1,232
                                                                --------        --------        ---------      ---------
                                                                  28,616          17,837           59,239         35,615
  General and administrative ..............................        5,762           4,386           11,555          8,170
                                                                --------        --------        ---------      ---------
  Income before gain on disposition of assets, net of
   income tax provision and extraordinary item ............       40,140          37,082           80,944         71,063
  Gain on disposition of assets, net of income tax
   provision ..............................................        1,524              --            2,093             --
                                                                --------        --------        ---------      ---------
  Income before extraordinary item ........................       41,664          37,082           83,037         71,063
EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF
  DEBT ....................................................         (777)             --             (777)           (46)
                                                                --------        --------        ---------      ---------
  Net income ..............................................       40,887          37,082           82,260         71,017
Dividends on preferred units ..............................       (8,145)         (7,656)         (16,290)       (13,801)
                                                                --------        --------        ---------      ---------
  Net income available for Class A Common Units ...........     $ 32,742        $ 29,426        $  65,970      $  57,216
                                                                ========        ========        =========      =========
NET INCOME/(LOSS) PER COMMON UNIT -- BASIC:
  Income before extraordinary item ........................     $    .48        $    .47        $     .95      $     .94
  Extraordinary item -- loss on early extinguishment of
   debt ...................................................        ( .01)             --            ( .01)            --
                                                                --------        --------        ---------      ---------
  Net income ..............................................     $    .47        $    .47        $     .94      $     .94
                                                                ========        ========        =========      =========
NET INCOME/(LOSS) PER COMMON UNIT -- DILUTED:
  Income before extraordinary item ........................     $    .48        $    .47        $     .95      $     .94
  Extraordinary item -- loss on early extinguishment of
   debt ...................................................        ( .01)             --            ( .01)            --
                                                                ========        ========        =========      =========
  Net income ..............................................     $    .47        $    .47        $     .94      $     .94
                                                                ========        ========        =========      =========
Distributions declared per Common Unit ....................     $   0.54        $   0.51        $    1.08      $    1.02
                                                                ========        ========        =========      =========
Weighted average Common Units outstanding -- basic:
  Class A Common Units:
   General Partner ........................................          698             623              696            606
   Limited Partners .......................................       69,062          61,723           68,925         59,998
  Class B Common Units:
   Limited Partners .......................................          196             292              196            280
                                                                --------        --------        ---------      ---------
  Total ...................................................       69,956          62,638           69,817         60,884
                                                                ========        ========        =========      =========
Weighted average Common Units outstanding -- diluted:
  Class A Common Units:
   General Partner ........................................          698             627              696            611
   Limited Partners .......................................       69,084          62,110           68,938         60,498
  Class B Common Units:
   Limited Partners .......................................          196             292              196            280
                                                                --------        --------        ---------      ---------
  Total ...................................................       69,978          63,029           69,830         61,389
                                                                ========        ========        =========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (IN THOUSANDS)



                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                    ----------------------------
                                                                                         1999           1998
                                                                                    -------------   ------------
                                                                                     (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES:
Net income ......................................................................    $   82,260      $   71,017
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization .................................................        55,729          37,381
  Loss on early extinguishment of debt ..........................................           777              46
  Gain on disposition of assets, net of income tax provision ....................        (2,093)             --
  Changes in operating assets and liabilities ...................................       (40,370)          2,008
                                                                                     ----------      ----------
   Net cash provided by operating activities ....................................        96,303         110,452
                                                                                     ----------      ----------
INVESTING ACTIVITIES:
Additions to real estate assets .................................................      (244,575)       (646,510)
Proceeds from disposition of assets .............................................       502,737              --
Cash from contributed net assets ................................................            --              --
Repayment of advances from subsidiaries .........................................        (3,831)         (2,341)
Cash paid in exchange for partnership net assets ................................          (697)        (20,601)
Other ...........................................................................       (33,326)         (6,853)
                                                                                     ----------      ----------
   Net cash provided by/(used in) investing activities ..........................       220,308        (676,305)
                                                                                     ----------      ----------
FINANCING ACTIVITIES:
Distributions paid on Common Units ..............................................       (76,147)        (62,158)
Distributions paid on Preferred Units ...........................................       (16,290)        (13,801)
Payment of prepayment penalties .................................................          (777)            (46)
Borrowings on mortgages and notes payable .......................................         4,385         521,941
Repayment of mortgages and notes payable ........................................       (22,700)       (118,120)
Borrowings on revolving loans ...................................................       210,500         535,000
Repayment on revolving loans ....................................................      (362,500)       (582,500)
Net proceeds from contributed capital ...........................................        14,945         290,603
Net change in deferred financing costs ..........................................        (4,494)         (5,950)
                                                                                     ----------      ----------
   Net cash (used in)/provided by financing activities ..........................      (253,078)        564,969
                                                                                     ----------      ----------
Net increase/(decrease) in cash and cash equivalents ............................        63,533            (884)
Cash and cash equivalents at beginning of the period ............................        30,696           8,816
                                                                                     ----------      ----------
Cash and cash equivalents at end of the period ..................................    $   94,229      $    7,932
                                                                                     ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ..........................................................    $   73,670      $   36,277
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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                          (UNAUDITED AND IN THOUSANDS)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     The following summarizes (i) the net assets contributed by the holders of Common Units in the Operating Partnership, (ii) the change in the net assets as a result of the reorganization of our ownership in the Des Moines properties (see Note 5) and (iii) the net assets acquired subject to mortgage notes payable.



                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                --------------------------
                                                     1999          1998
                                                -------------   ----------
ASSETS:
Rental property and equipment, net ..........     $ (25,879)     $93,979
LIABILITIES:
Mortgages and notes payable assumed .........     $ (52,165)     $73,821
                                                  ---------      -------
   Net assets ...............................     $  26,286      $20,158
                                                  =========      =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 JUNE 30, 1999
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

     The Operating Partnership is a subsidiary of the Company. At June 30, 1999, the Company owned 87% of the Common Units in the Operating Partnership.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. Statement No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of the Operating Partnership derivatives is discussed in Item 2.

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


2. SEGMENT INFORMATION

     Our sole business is the acquisition, development and operation of rental real estate properties. We operate office, industrial and retail properties and apartment units. There are no material inter-segment transactions.

     Our chief operating decision maker ("CDM") assesses and measures operating results based upon property level net operating income. The operating results for the individual assets within each property type have been aggregated since the CDM evaluates operating results and allocates resources on a property-by-property basis within the various property types.

     The accounting policies of the segments are the same as those described in
Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the quarter ended June 30, 1999 and 1998.


                                                        FOR THREE MONTHS ENDED               FOR SIX MONTHS ENDED
                                                   ---------------------------------   --------------------------------
                                                    JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999     JUNE 30, 1998
                                                   ---------------   ---------------   ---------------   --------------
RENTAL INCOME:
Office segment .................................        116,233           103,002           237,995           194,398
Industrial segment .............................         12,783            10,077            25,006            19,012
Retail segment .................................          8,156                --            15,940                --
Apartment segment ..............................          4,095                --             8,194                --
                                                        -------           -------           -------           -------
                                                     $  141,267        $  113,079        $  287,135        $  213,410
                                                     ==========        ==========        ==========        ==========
NET OPERATING INCOME:
Office segment .................................         78,607            68,878           161,554           132,097
Industrial segment .............................         10,645             8,374            20,846            15,758
Retail segment .................................          5,561                --            10,704                --
Apartment segment ..............................          2,372                --             4,657                --
                                                     ----------        ----------        ----------        ----------
                                                         97,185            77,252           197,761           147,855
                                                     ----------        ----------        ----------        ----------
RECONCILIATION TO INCOME BEFORE
  EXTRAORDINARY ITEMS:
Equity in income of uncons affiliates ..........            336                --               457                --
Gain on disposition of assets, net of income tax
  provision ....................................          1,524                --             2,093                --
Interest and other income ......................          4,652             2,321             9,249             4,374
Interest expense ...............................        (28,616)          (17,837)          (59,239)          (35,615)
General and admin expense ......................         (5,762)           (4,386)          (11,555)           (8,170)
Depreciation and amortization ..................        (27,655)          (20,268)          (55,729)          (37,381)
                                                     ----------        ----------        ----------        ----------
  Income before Minority Interest and
    Extraordinary Item..........................     $   41,664        $   37,082        $   83,037        $   71,063
                                                     ==========        ==========        ==========        ==========
TOTAL ASSETS:
Office segment .................................      2,914,562         3,070,914         2,914,562         3,070,914
Industrial segment .............................        454,023           310,534           454,023           310,534
Retail segment .................................        250,534                --           250,534                --
Apartment segment ..............................        119,868                --           119,868                --
Corporate and other ............................        248,654            74,032           248,654            74,032
                                                     ----------        ----------        ----------        ----------
Total Assets ...................................     $3,987,641        $3,455,480        $3,987,641        $3,455,480
                                                     ==========        ==========        ==========        ==========

3. JOINT VENTURE ACTIVITY

     On March 15, 1999, we closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt-DLF 98/29-Walker Fink-KG ("DLF"), pursuant to which we sold or contributed certain office properties valued at approximately $142 million to a newly created limited partnership (the "Joint Venture"). DLF contributed approximately $55 million for a 77.19% interest in the Joint Venture, and the Joint Venture borrowed approximately $71 million from third-party lenders. We retained the remaining 22.81% interest in the Joint Venture, received net cash proceeds of approximately $124 million, and are the sole and exclusive manager and leasing agent of the Joint Venture's properties, for which we receive customary management fees and leasing commissions. We used the cash proceeds received in the transaction to fund existing development activity either through direct payments or repayment of borrowings under the Revolving Loan.


4. LEGAL CONTINGENCIES

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols Company, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of
Section 14(a) of the Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs seek equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiffs' allegations. We intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss. The plaintiff has filed a motion seeking certification of the proposed class of plaintiffs. All defendants will oppose that motion, which remains pending. Discovery in this matter is proceeding. Due to the inherent uncertainties of the litigation process, we are not able to predict the outcome of this litigation. If this litigation is not resolved in our favor, it could have a material adverse effect on our business, financial condition and results of operations.

     In addition, we are a party to a variety of legal proceedings arising in the ordinary course of our business. We believe we are adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse affect on our business, financial condition and results of operations.


5. DES MOINES PARTNERSHIPS

     In connection with our merger with J.C. Nichols in July 1998, we succeeded to the interests of J.C. Nichols in a strategic alliance with R&R Investors, Ltd. pursuant to which R&R Investors manages and leases certain co-venture properties located in the Des Moines area. As a result of the merger, we acquired an ownership interest of 50% or more in a series of nine co-ventures with R&R Investors. Certain of these properties were previously included in our consolidated financial statements. On June 2, 1999, we agreed with R&R Investors to reorganize our respective ownership interests in the Des Moines properties such that each would own a 50% interest in the properties in the Des Moines area. Accordingly, we have adopted the equity method of accounting for our investment in each of the Des Moines properties as a result of such reorganization. The impact of the reorganization was immaterial to the consolidated financial statements of the Operating Partnership.


6. DISPOSITION ACTIVITY

     On June 7, 1999, we sold approximately 3.3 million rentable square feet of non-core office and industrial properties and 49 acres of development land in the South Florida area for gross proceeds of approximately $323.0 million. In addition, during the six months ended June 30, 1999, we sold approximately 1.6 million rentable square feet of non-core office and industrial properties in the Baltimore area and certain other non-core office and industrial properties for gross proceeds of $108.9 million. We recorded a gain, net of income tax provision, of $2.1 million related to these dispositions. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy.

     In addition, we have entered into various agreements to sell approximately
2.8 million rentable square feet of non-core office and industrial properties for gross proceeds of $220.0 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the third and fourth quarters of 1999. However, we can provide no assurance that all or parts of these transactions will be consummated.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report. The following discussion is based primarily on the consolidated financial statements of the Operating Partnership.


RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1999. Revenues from rental operations increased $28.2 million, or 24.9%, from $113.1 million for the three months ended June 30, 1998 to $141.3 million for the comparable period in 1999. The increase is primarily a result of our acquisition of 4.2 million square feet of majority owned office, industrial and retail properties and 2,326 apartment units and the completion of 1.6 million square feet of development activity during the last six months of 1998 and the first six months of 1999, slightly offset by the disposition and removal of 6.6 million square feet of majority owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines Partnerships). Our in-service portfolio decreased from 40.7 million square feet at June 30, 1998 to 39.9 million square feet at June 30, 1999. Same property revenues, which are the revenues of the 490 in-service properties owned on April 1, 1998, increased 3.1% for the three months ended June 30, 1999, compared to the same three months of 1998.

     During the three months ended June 30, 1999, 382 leases representing 2.1 million square feet of office, industrial and retail space commenced at an average rate per square foot which was 6.4% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $2.4 million, or 104.3%, from $2.3 million for the three months ended June 30, 1998 to $4.7 million for the comparable period in 1999. The increase was a result of higher cash balances in 1999 and additional income generated from management fees, development fees and leasing commissions. The Operating Partnership generated $274,000 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols.

     Rental operating expenses increased $8.3 million, or 23.2%, from $35.8 million for the three months ended June 30, 1998 to $44.1 million for the comparable period in 1999. The increase is a result of our addition of 5.8 million square feet of majority owned office, industrial and retail space and 2,326 apartment units through a combination of acquisitions and developments during the last six months of 1998 and the first six months of 1999, slightly offset by the disposition and removal of 6.6 million square feet of majority owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships). Rental operating expenses as a percentage of related revenues decreased from 31.7% for the three months ended June 30, 1998 to 31.2% for the comparable period in 1999.

     Depreciation and amortization for the three months ended June 30, 1999 and 1998 was $27.7 million and $20.3 million, respectively. The increase of $7.4 million, or 36.5%, is due to an increase in depreciable assets over the prior year. Interest expense increased $10.8 million, or 60.7%, from $17.8 million for the three months ended June 30, 1998 to $28.6 million for the comparable period in 1999. The increase is attributable to the increase in the outstanding debt for the entire quarter. Interest expense for the three months ended June 30, 1999 and 1998 included $734,000 and $616,000, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses increased from 3.9% of rental revenue for the three months ended June 30, 1998 to 4.1% for the comparable period in 1999.

     Net income before extraordinary item equaled $41.7 million and $37.1 million for the three months ended June 30, 1999 and 1998, respectively. The Operating Partnership recorded $8.1 million and $7.7 million in preferred unit dividends for the three months ended June 30, 1999 and 1998, respectively.

     SIX MONTHS ENDED JUNE 30, 1999. Revenues from rental operations increased $73.7 million, or 34.5%, from $213.4 million for the six months ended June 30, 1998 to $287.1 million for the comparable period in 1999. The increase is primarily a result of our acquisition of 4.2 million square feet of majority owned office, industrial and retail properties and 2,326 apartment units and the completion of 1.6 million square feet of development activity during the last six months of 1998 and the first six months of 1999, slightly offset by the disposition and removal of 6.6 million square feet of majority owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships). Our in-service portfolio decreased from 40.7 million square feet at June 30, 1998 to 39.9 million square feet at June 30, 1999. Same property revenues, which are the revenues of the 440 in-service properties owned on January 1, 1998, increased 3.2% for the six months ended June 30, 1999, compared to the same six months of 1998.

     During the six months ended June 30, 1999, 755 leases representing 4.4 million square feet of office, industrial and retail space commenced at an average rate per square foot which was 5.7% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $4.8 million, or 109.1%, from $4.4 million for the six months ended June 30, 1998 to $9.2 million for the comparable period in 1999. The increase was a result of higher cash balances in 1999, and additional income generated from management fees, development fees and leasing commissions. The Operating Partnership generated $587,000 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols.

     Rental operating expenses increased $23.8 million, or 36.3%, from $65.6 million for the six months ended June 30, 1998 to $89.4 million for the comparable period in 1999. The increase is a result of our addition of 5.8 million square feet of majority owned office, industrial and retail space and 2,326 apartment units through a combination of acquisitions and developments during the last six months of 1998 and the first six months of 1999, slightly offset by the disposition and removal of 6.6 million square feet of majority owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships). Rental operating expenses as a percentage of related revenues increased from 30.7% for the six months ended June 30, 1998 to 31.1% for the comparable period in 1999.

     Depreciation and amortization for the six months ended June 30, 1999 and 1998 was $55.7 million and $37.4 million, respectively. The increase of $18.3 million, or 48.9%, is due to an increase in depreciable assets over the prior year. Interest expense increased $23.6 million, or 66.3%, from $35.6 million for the six months ended June 30, 1998 to $59.2 million for the comparable period in 1999. The increase is attributable to the increase in the outstanding debt for the entire quarter. Interest expense for the six months ended June 30, 1999 and 1998 included $1,512,000 and $1,232,000, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses increased from 3.8% of rental revenue for the six months ended June 30, 1998 to 4.0% for the comparable period in 1999.

     Net income before extraordinary item equaled $83.0 million and $71.1 million for the six months ended June 30, 1999 and 1998, respectively. The Operating Partnership recorded $16.3 million and $13.8 million in preferred unit dividends for the six months ended June 30, 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     STATEMENT OF CASH FLOWS. For the six months ended June 30, 1999, cash provided by operating activities decreased by $14.1 million, or 12.8%, to $96.3 million, as compared to $110.4 million for the same period in 1998. The decrease is primarily due to the payment of real estate taxes due in the first quarter of 1999 offset by the increase in net income resulting from our property acquisitions in 1998 and 1999. Cash provided by investing activities was $220.3 million for the first six months of 1999, as compared to $676.3 used in investing activities for the same period in 1998. The increase is primarily due to the disposition of certain properties during the first six months of 1999 and the decline in acquisition activity during the first six months of 1999, as compared to the same period in 1998. Cash used in financing activities was $253.1 million for the first six months of 1999, as compared to $565.0 provided by investing activities for the same period in 1998. The decrease is primarily due to the decrease in the borrowings on mortgages, notes payable and revolving loans as well as a decrease net proceeds from contributed capital in the first six months of 1999, as compared to the same period in 1998. Payments of distributions increased by $14.0 million to $76.1 million for the first six months of 1999, as compared with $62.1 million for the same period in 1998. The increase is due to the greater number of Common Units outstanding and a 6.0% increase in the distribution rate. Payment of preferred unit distributions increased by $2.5 million to $16.3 million for the first six months of 1999, as compared to $13.8 million for the same period in 1998. The increase is due to the issuance of Preferred Series D Units in the first quarter of 1998.

     CAPITALIZATION. The Operating Partnership's total indebtedness at June 30, 1999 totaled $1.7 billion and was comprised of $533 million of secured indebtedness with a weighted average interest rate of 7.8% and $1.2 billion of unsecured indebtedness with a weighted average interest rate of 7.0%. Except as stated below, all of the mortgage and notes payable outstanding at June 30, 1999 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. A portion of our $600 million unsecured revolving loan (the "Revolving Loan") and approximately $43.7 million in floating rate notes payable assumed upon consummation of the merger with J.C. Nichols were not covered by interest rate hedge contracts on June 30, 1999.

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

     The following table sets forth information regarding our interest rate hedge contracts as of June 30, 1999:



                    NOTIONAL     MATURITY                                  FIXED        FAIR MARKET
TYPE OF HEDGE        AMOUNT        DATE      REFERENCE RATE                 RATE           VALUE
----------------   ----------   ----------   -----------------------   -------------   ------------
                               (DOLLARS IN THOUSANDS)
 Treasury Lock      $100,000      10/1/99    10-Year Treasury          5.725%             $  486
 Treasury Lock       100,000       7/1/99    10-Year Treasury          5.674                 782
 Swap                100,000      10/1/99    3-Month LIBOR             4.970                 281
 Swap                 20,828      6/10/02    1-Month LIBOR + 0.75%     7.700                (945)
 Collar               80,000     10/15/01    1-Month LIBOR             5.40 - 6.25           175

     We enter into swaps, collars and caps to limit our exposure to an increase in variable interest rates, particularly with respect to amounts outstanding under our Revolving Loan. The interest rate on all of our variable rate debt is adjusted at one and three-month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings.

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

     Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $210 million of our existing development activity. We expect to fund our short-term liquidity needs through a combination of:

   o additional borrowings under our Revolving Loan (approximately $318.5 million was available as of June 30, 1999);

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


RECENT DEVELOPMENTS

     On June 7, 1999, we sold approximately 3.3 million rentable square feet of non-core office and industrial properties and 49 acres of development land in the South Florida area for gross proceeds of approximately $323.0 million. In addition, during the six months ended June 30, 1999, we sold approximately 1.6 million rentable square feet of non-core office and industrial properties in the Baltimore area and certain other non-core office and industrial properties for gross proceeds of approximately $108.9 million. The Operating Partnership recorded a gain, net of income tax provision, of $2.1 million related to these dispositions. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy.

     In addition, we have entered into various agreements to sell approximately
2.8 million rentable square feet of non-core office and industrial properties for gross proceeds of $220.0 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the third and fourth quarters of 1999. However, we can provide no assurance that all or parts of these transactions will be consummated.

     We intend to use the net proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code and to fund existing development activity, either through direct payments or repayment of borrowings under our Revolving Loan. We expect to reinvest up to $72 million of the net proceeds from recent disposition activity and up to $123 million of the net proceeds from pending disposition activity to acquire in tax-deferred exchange transactions in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our Revolving Loan, will reduce our income from operations until such development projects are placed in service.


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

     APPROACH AND STATUS. Our Year 2000 compliance efforts are divided into two areas -- "operations level" and "property level." Operations level includes those information technology systems used in our corporate and division offices to perform real estate, accounting and human resources functions. Property level includes the non-information technology systems at our individual properties. Our Year 2000 remediation plan at both the operations and property levels has three phases:

     o assessment (inventory and testing of computer systems),

     o renovation (repairing and or replacing non-compliant systems), and

     o validation (testing of repaired or replaced systems).

     Our Information Technology Department is overseeing our operations level compliance program. With respect to our operations level IT software, we have completed all three phases of our Year 2000 remediation plan. As part of a standardization of our technology infrastructure in 1998, computer software that was not Year 2000 compliant was upgraded or replaced. These software upgrades were off-the-shelf Year 2000 compliant packages. Additionally, we successfully upgraded and tested a Year 2000 compliant version of our corporate accounting and property management software in December 1998. With respect to our operations level IT hardware, we have completed the assessment phase of our remediation plan and are 95% complete (in terms of labor) with the renovation and validation phases of the plan. We expect to complete the renovation and validation phases with respect to our operations level hardware by the end of the third quarter of 1999.

     Our Chief Operating Officer is overseeing our property level compliance program. We are near completing our inventory of all of our properties' non-information technology systems. This assessment process is 100% complete. As part of the inventory process, we requested appropriate vendors and manufacturers to certify that their products are Year 2000 compliant. Most indicated that their products are Year 2000 compliant. We are approximately 90% complete (in terms of labor) with the renovation and validation phases of our remediation plan at the property level. We expect to complete both phases in the third quarter of 1999.

     With respect to Year 2000 issues relating to our customer base, we have not sought representations from our tenants with respect to their Year 2000 readiness because no one tenant represents more than 3% of our annualized rental revenue. With respect to suppliers and vendors, our material purchases are generally from those in competitive fields where others will be able to meet any of our needs unmet by suppliers or vendors with Year 2000 difficulties. (Although we have no reason to expect a significant interruption of utility services for our properties, we have not received (nor sought) written assurances from utility providers that Year 2000 issues will not cause an interruption in service.)

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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. Statement No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of the Company's derivatives is discussed in Item 2.


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

     FFO and cash available for distribution for the three month periods ended June 30, 1999 and 1998 are summarized in the following table (in thousands):



                                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                               JUNE 30,                 JUNE 30,
                                                                        ----------------------- -------------------------
                                                                            1999        1998        1999         1998
                                                                        ----------- ----------- ------------ ------------
FUNDS FROM OPERATIONS:
Income before extraordinary item ......................................  $ 41,664    $ 37,082    $  83,037    $  71,063
Add (deduct):
  Dividends to preferred unitholders...................................    (8,145)     (7,656)     (16,290)     (13,801)
  Severance costs and other division closing costs: ...................     1,233          --        1,233           --
   Gain on disposition of assets, net of income tax provision .........    (1,524)         --       (2,093)          --
   Depreciation and amortization ......................................    27,655      20,268       55,729       37,381
   Depreciation on unconsolidated affiliates ..........................       745                    1,222
                                                                         --------    --------    ---------    ---------
   FUNDS FROM OPERATIONS BEFORE MINORITY INTEREST .....................    61,628      49,694      122,838       94,643
CASH AVAILABLE FOR DISTRIBUTION:
Add (deduct):
  Rental income from straight-line rents ..............................    (3,524)     (2,976)      (7,509)      (6,092)
  Amortization of deferred financing costs ............................       734         616        1,512        1,232
  Non-incremental revenue generating capital expenditures (1):
   Building improvements paid .........................................    (2,957)     (1,678)      (4,475)      (2,697)
   Second generation tenant improvements paid .........................    (4,112)     (4,868)     (10,121)      (7,304)
   Second generation lease commissions paid ...........................    (4,082)     (1,785)      (7,613)      (3,511)
                                                                         --------    --------    ---------    ---------
     CASH AVAILABLE FOR DISTRIBUTION ..................................  $ 47,687    $ 39,003    $  94,632    $  76,271
                                                                         ========    ========    =========    =========
Weighted average Common Units outstanding -- Basic ....................    69,956      62,638       69,817       60,884
Weighted average Common Units outstanding -- Diluted ..................    69,978      63,029       69,830       61,389
                                                                         ========    ========    =========    =========
DIVIDEND PAYOUT RATIO -- DILUTED:
  Funds from operations ...............................................      61.3%       64.7%        61.4%        66.2%
                                                                         ========    ========    =========    =========
  Cash available for distribution .....................................      79.2%       82.4%        79.7%        82.1%
                                                                         ========    ========    =========    =========

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

PROPERTY INFORMATION

     The following table sets forth certain information with respect to our majority owned in-service and development properties (excluding apartment units) as of June 30, 1999 and 1998:



                                  RENTABLE       NUMBER OF     PERCENT LEASED/
JUNE 30, 1999                   SQUARE FEET     PROPERTIES       PRE-LEASED
----------------------------   -------------   ------------   ----------------
IN-SERVICE:
 Office ....................    26,666,000          397               94%
 Industrial ................    11,497,000          193               90%
 Retail ....................     1,790,000           19               91%
                                ----------          ---               --
  Total ....................    39,953,000          609               93%
                                ==========          ===               ==
DEVELOPMENT:
 COMPLETED -- NOT STABILIZED
 Office ....................     1,951,000           18               78%
 Industrial ................       476,000            4               78%
 Retail ....................       119,000            1               97%
                                ----------          ---               --
  Total ....................     2,546,000           23               79%
                                ==========          ===               ==
IN PROCESS
 Office ....................     3,065,000           24               69%
 Industrial ................       472,000            4               17%
 Retail ....................        81,000            1               53%
                                ----------          ---               --
  Total ....................     3,618,000           29               61%
                                ==========          ===               ==
TOTAL:
 Office ....................    31,682,000          439
 Industrial ................    12,445,000          201
 Retail ....................     1,990,000           21
                                ----------          ---
  Total ....................    46,117,000          661
                                ==========          ===
JUNE 30, 1998
-----------------------------
IN-SERVICE:
 Office ....................    28,850,000          382               94%
 Industrial ................    11,863,000          148               94%
 Retail ....................            --           --               --
                                ----------          ---               --
  Total ....................    40,713,000          530               94%
                                ==========          ===               ==
DEVELOPMENT:
 COMPLETED -- NOT STABILIZED
 Office ....................        N/A             N/A             N/A
 Industrial ................        N/A             N/A             N/A
 Retail ....................        N/A             N/A             N/A
                                ----------          ---             ----
  Total ....................        N/A             N/A             N/A
                                ==========          ===             ====
IN PROCESS
 Office ....................     3,261,000           27               44%
 Industrial ................       705,000            5               43%
 Retail ....................            --           --               --
                                ----------          ---             ----
  Total ....................     3,966,000           32               44%
                                ==========          ===             ====
TOTAL:
 Office ....................    32,111,000          409
 Industrial ................    12,568,000          153
 Retail ....................            --           --
                                ----------          ---
  Total ....................    44,679,000          562
                                ==========          ===

     The following table sets forth certain information with respect to our properties under development as of June 30, 1999 (dollars in thousands):



                                                   RENTABLE
                                                    SQUARE     ESTIMATED    COST AT      PRE-LEASING     ESTIMATED     ESTIMATED
             NAME               LOCATIONS            FEET        COST      6/30/99    PERCENTAGE (1)   COMPLETION  STABILIZATION (2)
------------------------------ ----------------- ------------ ----------- ----------- ---------------- ------------ ----------------
          IN-PROCESS
OFFICE:
C N A Maitland III             Orlando               78,000    $  9,885    $  7,731          100%         3Q99             3Q99
Capital One Bldg 2             Richmond              44,000       5,359       5,240          100%         3Q99             3Q99
Highwoods Center II @
 Tradeport                     Atlanta               53,000       4,825       2,527           56%         3Q99             4Q99
Capital One Bldg 3             Richmond             126,000      15,046      10,267          100%         4Q99             4Q99
Eastshore I                    Richmond              68,000       7,535         457          100%         4Q99             4Q99
Lakepoint II                   Tampa                225,000      34,106      16,153           52%         4Q99             4Q99
Deerfield I                    Atlanta               72,000       6,994       2,312           62%         3Q99             1Q00
Deerfield II                   Atlanta               45,000       4,382       3,120           --          3Q99             1Q00
Westwood South                 Nashville            125,000      13,530       9,582           90%         3Q99             1Q00
3737 Glenwood Ave.             Research Triangle    107,000      16,700      11,096           80%         3Q99             1Q00
Eastshore III                  Richmond              80,000       8,580         452          100%         1Q00             1Q00
Intermedia Building 1          Tampa                200,000      27,040       5,219          100%         1Q00             1Q00
Intermedia Building 2          Tampa                 30,000       4,056         439          100%         1Q00             1Q00
Intermedia Building 3          Tampa                170,000      22,984       5,754          100%         1Q00             1Q00
Belfort Park C1                Jacksonville          54,000       4,830       2,196           --          3Q99             2Q00
Belfort Park C2                Jacksonville          31,000       2,730       2,241           --          3Q99             2Q00
Caterpillar Financial Center   Nashville            313,000      54,000      22,400           79%         1Q00             2Q00
4101 Research Commons          Research Triangle     73,000       9,311       6,052           35%         3Q99             2Q00
Peachtree Corner               Atlanta              109,000       9,238       3,869           33%         3Q99             3Q00
Intermedia Building 4          Tampa                200,000      29,219       1,909          100%         3Q00             3Q00
Mallard Creek V                Charlotte            118,000      12,262       7,575           --          4Q99             4Q00
Valencia Place                 Kansas City          241,000      34,020      21,400           47%         1Q00             4Q00
Intermedia Building 5          Tampa                200,000      29,219       1,473          100%         3Q01             3Q01
Capital Plaza                  Orlando              303,000      53,000      27,554           30%         1Q00             4Q01
                                                    -------    --------    --------          ---
In-Process Office Total or
 Weighted Average                                 3,065,000    $418,851    $177,018           69%
                                                  =========    ========    ========          ===
INDUSTRIAL:
Newpoint II                    Atlanta              131,000       5,167       4,141           43%         3Q99             2Q00
Air Park South Warehouse
 III                           Piedmont Triad       120,000       3,626         668           --          4Q99             2Q00
Air Park South Warehouse
 IV                            Piedmont Triad        86,000       2,750       1,754           28%         4Q99             3Q00
Bluegrass Valley I             Atlanta              135,000       5,664          71           --          2Q00             4Q00
                                                  ---------    --------    --------          ---
In-Process Industrial Total
 or Weighted Average                                472,000    $ 17,207    $  6,634           17%
                                                  =========    ========    ========          ===
RETAIL:
Valencia Place                 Kansas City           81,000      14,362       7,193           53%         1Q00             4Q00
                                                  ---------    --------    --------          ---
In-Process Retail Total or
 Weighted Average                                    81,000    $ 14,362    $  7,193           53%
                                                  =========    ========    ========          ===
Total or Weighted Average
 of all In-Process
 Development Projects                             3,618,000    $450,420    $190,845           61%
                                                  =========    ========    ========          ===

----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

                                                  RENTABLE
                                                   SQUARE     ESTIMATED   COST AT     PRE-LEASING     ESTIMATED       ESTIMATED
           PROPERTY              LOCATION           FEET        COST      6/30/99    PERCENTAGE (1)   COMPLETION   STABILIZATION (2)
----------------------------- ----------------- ------------ ----------- ----------- ---------------- ------------ -----------------
 COMPLETED -- NOT STABILIZED
OFFICE:
Patewood VI                   Greenville          107,000    $ 11,400    $ 12,223            96%         3Q98             3Q99
Lakeview Ridge III            Nashville           131,000      13,100       9,883            88%         2Q99             3Q99
Highwoods Centre              Research Triangle    76,000       8,300       8,627           100%         4Q98             3Q99
Overlook                      Research Triangle    97,000      10,500      10,162           100%         4Q98             3Q99
Red Oak                       Research Triangle    65,000       6,000       5,978            90%         4Q98             3Q99
Situs II                      Research Triangle    59,000       6,300       6,648            94%         3Q98             3Q99
Interstate Corporate Center   Tampa               342,000      19,100      17,856            99%         1Q99             3Q99
Ridgefield III                Asheville            57,000       5,500       5,185            53%         3Q98             4Q99
10 Glenlakes                  Atlanta             254,000      35,100      29,735            82%         1Q99             4Q99
Parkway Plaza 11              Charlotte            32,000       2,600       2,354            66%         1Q99             4Q99
Highwoods Centre              Hampton Roads       103,000       9,925       8,501            66%         4Q98             4Q99
Southwind Building D          Memphis              64,000       6,800       5,017            85%         2Q99             4Q99
Cool Springs I                Nashville           153,000      16,800      15,552            66%         3Q98             4Q99
Stony Point II                Richmond            136,000      13,881      10,554            58%         2Q99             4Q99
Parkway Plaza 12              Charlotte            22,000       1,800       1,445            67%         1Q99             1Q00
Parkway Plaza 14              Charlotte            90,000       7,690       5,569            58%         2Q99             1Q00
Lakefront Plaza I             Hampton Roads        77,000       7,477       6,502            32%         2Q99             1Q00
Concourse Center One          Piedmont Triad       86,000       8,400       6,708            32%         2Q99             1Q00
                                                  -------    --------    --------           ---
Completed -- Not Stabilized
  Office Total or Weighted
  Average                                       1,951,000    $190,673    $168,499            78%
                                                =========    ========    ========           ===
INDUSTRIAL:
Tradeport 1                   Atlanta              87,000    $  3,100    $  2,989            82%         3Q98             3Q99
Tradeport 2                   Atlanta              87,000       3,100       3,146            86%         3Q98             3Q99
Air Park South Warehouse II   Piedmont Triad      136,000       4,200       3,293           100%         4Q98             3Q99
HIW Distribution Center       Richmond            166,000       5,764       5,663            53%         1Q99             4Q99
                                                ---------    --------    --------           ---
Completed -- Not Stabilized
  Industrial Total or
  Weighted Average                                476,000    $ 16,164    $ 15,091            78%
                                                =========    ========    ========           ===
RETAIL:
Seville Square                Kansas City         119,000    $ 32,100    $ 30,190            97%         2Q99             1Q00
                                                ---------    --------    --------           ---
Completed -- Not Stabilized
  Retail Total or Weighted
  Average                                         119,000    $ 32,100    $ 30,190            97%
                                                =========    ========    ========           ===
Total or Weighted Average
  of all Completed -- Not
  Stabilized Development
  Projects                                      2,546,000    $238,937    $213,780            79%
                                                =========    ========    ========           ===
Total or Weighted Average
  of
  all Development Projects                      6,164,000    $689,357    $404,625            69%
                                                =========    ========    ========           ===

----------
(1) Includes the effect of letters of intent.

(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

                                             RENTABLE
                                              SQUARE
                                               FEET            ESTIMATED COST          PRE-LEASING
DEVELOPMENT ANALYSIS                       ------------   ------------------------   ---------------
                                                           (DOLLARS IN THOUSANDS)     PERCENTAGE (1)
                                                          ------------------------   ---------------
SUMMARY BY ESTIMATED STABILIZATION DATE:
Third Quarter 1999 .....................      967,000             $ 81,244                  94%
Fourth Quarter 1999 ....................    1,334,000              147,957                  69%
First Quarter 2000 .....................    1,146,000              154,256                  81%
Second Quarter 2000 ....................      722,000               79,664                  46%
Third Quarter 2000 .....................      395,000               41,207                  66%
Fourth Quarter 2000 ....................      575,000               66,308                  27%
Third Quarter 2001 .....................      200,000               29,219                 100%
Fourth Quarter 2001 ....................      303,000               53,000                  30%
Held for Sale ..........................      522,000               36,502                  83%
                                            ---------             --------                 ---
   Total or Weighted Average ...........    6,164,000             $689,357                  69%
                                            =========             ========                 ===
SUMMARY BY MARKET:
 Asheville .............................       57,000             $  5,500                  53%
 Atlanta ...............................      973,000               77,570                  54%
 Charlotte .............................      262,000               24,352                  34%
 Greenville ............................      107,000               11,400                  96%
 Jacksonville ..........................       85,000                7,560                  --
 Kansas City ...........................      441,000               80,482                  62%
 Memphis ...............................       64,000                6,800                  85%
 Nashville .............................      722,000               97,430                  80%
 Orlando ...............................      381,000               62,885                  44%
 Piedmont Triad ........................      428,000               18,976                  44%
 Research Triangle .....................      477,000               57,111                  83%
 Richmond ..............................      620,000               56,165                  78%
 Tampa .................................    1,025,000              146,624                  89%
 Held for Sale .........................      522,000               36,502                  83%
                                            ---------             --------                 ---
   Total or Weighted Average ...........    6,164,000             $689,357                  69%
                                            =========             ========                 ===
   Build-to-Suit .......................    1,196,000             $158,923                 100%
   Multi-tenant ........................    4,446,000              493,932                  59%
   Held for Sale .......................      522,000               36,502                  83%
                                            ---------             --------                 ---
   Total or Weighted Average ...........    6,164,000             $689,357                  69%
                                            =========             ========                 ===


                                             RENTABLE
                                              SQUARE
                                               FEET          ESTIMATED COST          PRE-LEASING
                                            ---------   ------------------------   ---------------
                                                         (DOLLARS IN THOUSANDS)
                                                        ------------------------    PERCENTAGE (1)
PER PROPERTY TYPE:
 Office Weighted Average ................    115,231             $14,693                 71%
 Industrial Weighted Average ............    118,500               4,171                 48%
 Retail Weighted Average ................    100,000              23,231                 79%
 Held for Sale Weighted Average .........    174,000              12,167                 83%
                                             -------             -------                 --
 Total Weighted Average .................    118,538             $13,257                 69%
                                             =======             =======                 ==

----------
(1) Includes the effect of letters of intent.

     The following tables set forth certain information about leasing activities at our majority-owned in-service properties (excluding apartment units) for the three months ended June 30, 1999 and March 31, 1999 and December 31 and September 30, 1998:



                                                                      OFFICE LEASING STATISTICS
                                                                         THREE MONTHS ENDED
                                         -----------------------------------------------------------------------------------
                                             6/30/99          3/31/99         12/31/98          9/30/98           AVERAGE
                                         --------------   --------------   --------------   ---------------   --------------
NET EFFECTIVE RENTS RELATED TO
  RE-LEASED SPACE:
Number of lease transactions (signed
  leases)                                         290              276              308               326              300
Rentable square footage leased              1,326,838        1,406,170        1,291,297         1,645,913        1,417,555
Average per rentable square foot over
  the lease term:
   Base rent                               $    15.60       $    14.84       $    16.54       $     16.18       $    15.79
   Tenant improvements                         ( 0.84)          ( 0.84)          ( 0.85)           ( 0.71)          ( 0.81)
   Leasing commissions                         ( 0.38)          ( 0.42)          ( 0.38)           ( 0.42)          ( 0.40)
   Rent concessions                            ( 0.03)          ( 0.01)          ( 0.03)           ( 0.02)          ( 0.02)
                                           ----------       ----------       ----------       -----------       ----------
   Effective rent                               14.35            13.57            15.28             15.03            14.56
   Expense stop (1)                            ( 4.21)          ( 3.55)          ( 3.96)           ( 4.45)          ( 4.04)
                                           ----------       ----------       ----------       -----------       ----------
   Equivalent effective net rent           $    10.14       $    10.02       $    11.32       $     10.58       $    10.52
                                           ==========       ==========       ==========       ===========       ==========
Average term in years                               4                5                4                 5                5
                                           ==========       ==========       ==========       ===========       ==========
CAPITAL EXPENDITURES RELATED TO
  RE-LEASED SPACE:
Tenant Improvements:
  Total dollars committed under
   signed leases                           $5,073,153       $6,848,279       $4,886,517       $ 6,754,100       $5,890,512
  Rentable square feet                      1,326,838        1,406,170        1,291,297         1,645,913        1,417,555
                                           ----------       ----------       ----------       -----------       ----------
  Per rentable square foot                 $     3.82       $     4.87       $     3.78       $      4.10       $     4.16
                                           ==========       ==========       ==========       ===========       ==========
Leasing Commissions:
  Total dollars committed under
   signed leases                           $2,230,915       $3,047,978       $2,005,094       $ 3,694,473       $2,744,615
  Rentable square feet                      1,326,838        1,406,170        1,291,297         1,645,913        1,417,555
                                           ----------       ----------       ----------       -----------       ----------
  Per rentable square foot                 $     1.68       $     2.17       $     1.55       $      2.24       $     1.94
                                           ==========       ==========       ==========       ===========       ==========
Total:
  Total dollars committed under
   signed leases                           $7,304,068       $9,896,257       $6,891,611       $10,448,573       $8,635,127
  Rentable square feet                      1,326,838        1,406,170        1,291,297         1,645,913        1,417,555
                                           ----------       ----------       ----------       -----------       ----------
  Per rentable square foot                 $     5.50       $     7.04       $     5.34       $      6.35       $     6.09
                                           ==========       ==========       ==========       ===========       ==========
RENTAL RATE TRENDS:
Average final rate with expense pass
  throughs                                 $    15.20       $    14.28       $    13.57       $     14.51       $    14.39
Average first year cash rental rate        $    15.61       $    15.01       $    14.47       $     15.43       $    15.13
                                           ----------       ----------       ----------       -----------       ----------
Percentage increase                             2.70%            5.11%            6.63%             6.34%            5.14%
                                           ==========       ==========       ==========       ===========       ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) which we will not be reimbursed by our tenants.

                                                                         INDUSTRIAL LEASING STATISTICS
                                                                               THREE MONTHS ENDED
                                                  ----------------------------------------------------------------------------
                                                      6/30/99          3/31/99        12/31/98        9/30/98        AVERAGE
                                                  --------------   --------------   ------------   ------------   ------------
NET EFFECTIVE RENTS RELATED TO RE-LEASED
  SPACE:
Number of lease transactions (signed leases)                63               72             44             56             59
Rentable square footage leased                         589,835          837,616        582,758        314,549        581,190
Average per rentable square foot over the
  lease term:
   Base rent                                        $     5.55       $     5.12       $   4.71       $   6.59       $   5.49
   Tenant improvements                                   (0.37)           (0.22)         (0.20)         (0.23)         (0.26)
   Leasing commissions                                   (0.22)           (0.10)         (0.09)         (0.09)         (0.13)
   Rent concessions                                       0.00             0.00           0.00           0.00           0.00
                                                    ----------       ----------       --------       --------       --------
   Effective rent                                         4.96             4.80           4.42           6.27           5.11
   Expense stop (1)                                      (0.28)           (0.28)         (0.25)         (0.44)         (0.31)
                                                    ----------       ----------       --------       --------       --------
   Equivalent effective net rent                    $     4.68       $     4.52       $   4.17       $   5.83       $   4.80
                                                    ==========       ==========       ========       ========       ========
  Average term in years                                      4                4              3              4              4
                                                    ==========       ==========       ========       ========       ========
CAPITAL EXPENDITURES RELATED TO RE-LEASED
  SPACE:
Tenant Improvements:
  Total dollars committed under signed leases       $1,064,618       $  821,654       $712,108       $248,359       $711,685
  Rentable square feet                                 589,835          837,616        582,758        314,549        581,190
                                                    ----------       ----------       --------       --------       --------
  Per rentable square foot                          $     1.80       $     0.98       $   1.22       $   0.79       $   1.22
                                                    ==========       ==========       ========       ========       ========
Leasing Commissions:
  Total dollars committed under signed leases       $  527,815       $  315,101       $173,017       $ 99,574       $278,877
  Rentable square feet                                 589,835          837,616        582,758        314,549        581,190
                                                    ----------       ----------       --------       --------       --------
  Per rentable square foot                          $     0.89       $     0.38       $   0.30       $   0.32       $   0.48
                                                    ==========       ==========       ========       ========       ========
Total:
  Total dollars committed under signed leases       $1,592,433       $1,136,755       $885,125       $347,933       $990,561
  Rentable square feet                                 589,835          837,616        582,758        314,549        581,190
                                                    ----------       ----------       --------       --------       --------
  Per rentable square foot                          $     2.70       $     1.36       $   1.52       $   1.11       $   1.70
                                                    ==========       ==========       ========       ========       ========
RENTAL RATE TRENDS:
Average final rate with expense pass throughs       $     5.17       $     4.91       $   4.62       $   5.40       $   5.03
Average first year cash rental rate                 $     5.62       $     4.91       $   4.72       $   5.54       $   5.20
                                                    ----------       ----------       --------       --------       --------
Percentage increase                                       8.70%            0.00%          2.16%          2.59%          3.38%
                                                    ==========       ==========       ========       ========       ========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which we will not be reimbursed by our tenants.

                                                                           RETAIL LEASING STATISTICS
                                                                               THREE MONTHS ENDED
                                                  ----------------------------------------------------------------------------
                                                      6/30/99         3/31/99       12/31/98        9/30/98         AVERAGE
                                                  --------------   ------------   ------------   ------------   --------------
NET EFFECTIVE RENTS RELATED TO RE-LEASED
  SPACE:
Number of lease transactions (signed leases)                29             25             15             11               20
Rentable square footage leased                         159,484         62,638         29,706         37,258           72,272
Average per rentable square foot over the
  lease term:
   Base rent                                        $    14.48       $  15.37       $  16.34       $  13.59       $    14.95
   Tenant improvements                                  ( 1.46)        ( 0.45)        ( 1.66)        ( 0.14)          ( 0.93)
   Leasing commissions                                  ( 0.39)        ( 0.39)        ( 0.76)        ( 0.44)          ( 0.50)
   Rent concessions                                       0.00           0.00           0.00           0.00             0.00
                                                    ----------       --------       --------       --------       ----------
   Effective rent                                        12.63          14.53          13.92          13.01            13.52
   Expense stop (1)                                       0.00          (0.27)        ( 1.79)        ( 0.09)          ( 0.54)
                                                    ----------       --------       --------       --------       ----------
   Equivalent effective net rent                    $    12.63       $  14.26       $  12.13       $  12.92       $    12.98
                                                    ----------       --------       --------       --------       ----------
  Average term in years                                      6              6              5              6                6
                                                    ==========       ========       ========       ========       ==========
CAPITAL EXPENDITURES RELATED TO RE-LEASED
  SPACE:
Tenant Improvements:
  Total dollars committed under signed leases       $2,784,277       $248,531       $319,620       $ 21,000       $  843,357
  Rentable square feet                                 159,484         62,638         29,706         37,258           72,272
                                                    ----------       --------       --------       --------       ----------
  Per rentable square foot                          $    17.46       $   3.97       $  10.76           0.56       $    11.67
                                                    ==========       ========       ========       ========       ==========
Leasing Commissions:
  Total dollars committed under signed leases       $  393,991       $153,872       $123,047       $ 99,268       $  192,544
  Rentable square feet                                 159,484         62,638         29,706         37,258           72,272
                                                    ----------       --------       --------       --------       ----------
  Per rentable square foot                          $     2.47       $   2.46       $   4.14       $   2.66       $     2.66
                                                    ==========       ========       ========       ========       ==========
Total:
  Total dollars committed under signed leases       $3,178,268       $402,403       $442,667       $120,268       $1,035,901
  Rentable square feet                                 159,484         62,638         29,706         37,258           72,272
                                                    ----------       --------       --------       --------       ----------
  Per rentable square foot                          $    19.93       $   6.42       $  14.90       $   3.23       $    14.33
                                                    ==========       ========       ========       ========       ==========
RENTAL RATE TRENDS:
Average final rate with expense pass throughs       $     9.91       $  10.92       $  15.91       $   8.55       $    11.32
Average first year cash rental rate                 $    14.20       $  16.22       $  18.16       $  10.53       $    14.78
                                                    ----------       --------       --------       --------       ----------
Percentage increase                                      43.29%         48.53%         14.14%         23.16%           30.51%
                                                    ==========       ========       ========       ========       ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) which we will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations for executed leases at our majority owned in-service properties (excluding apartment units) as of June 30, 1999 assuming no tenant exercises renewal options.


OFFICE PROPERTIES:



                                                                                               AVERAGE
                                                                           ANNUAL RENTS         ANNUAL       PERCENTAGE OF
                                       TOTAL          PERCENTAGE OF            UNDER         RENTAL RATE     LEASED RENTS
        YEAR OF                       RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING         PER SQUARE      REPRESENTED
         LEASE          NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
      EXPIRATION          LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
---------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
  Remainder of 1999         589      2,009,187              7.7%             $ 31,033         $  15.45             7.6%
         2000               753      3,410,864             13.1%               54,052            15.85            13.3%
         2001               700      4,015,449             15.5%               64,456            16.05            15.8%
         2002               637      3,928,971             15.1%               62,292            15.85            15.3%
         2003               500      3,857,956             14.9%               62,079            16.09            15.2%
         2004               260      2,573,684              9.9%               40,959            15.91            10.0%
         2005                88      1,305,799              5.0%               19,881            15.23             4.9%
         2006                51      1,394,041              5.4%               21,553            15.46             5.3%
         2007                29        761,892              2.9%               12,278            16.12             3.0%
         2008                50      1,572,359              6.1%               21,975            13.98             5.4%
 2009 and thereafter         42      1,136,541              4.4%               17,220            15.15             4.2%
                            ---      ---------            -----              --------         --------           -----
                          3,699     25,966,743            100.0%             $407,778         $  15.70           100.0%
                          =====     ==========            =====              ========         ========           =====

INDUSTRIAL PROPERTIES:



                                                                                              AVERAGE
                                                                                               ANNUAL       PERCENTAGE OF
                                      TOTAL          PERCENTAGE OF        ANNUAL RENTS      RENTAL RATE     LEASED RENTS
                                     RENTABLE    LEASED SQUARE FOOTAGE   UNDER EXPIRING      PER SQUARE      REPRESENTED
    YEAR OF LEASE      NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
      EXPIRATION         LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
--------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
 Remainder of 1999        157       1,230,655             12.2%              $ 6,146          $ 4.99             12.3%
          2000            178       2,121,760             21.0%               10,700            5.04             21.3%
          2001            156       1,916,091             18.9%                9,075            4.74             18.1%
          2002            112       1,380,531             13.6%                6,635            4.81             13.3%
          2003             57         773,676              7.6%                4,276            5.53              8.6%
          2004             42       1,653,829             16.4%                6,526            3.95             13.1%
          2005             12         191,086              1.9%                1,224            6.41              2.4%
          2006              6         312,099              3.1%                1,500            4.81              3.0%
          2007              2          39,125              0.4%                  488           12.47              1.0%
          2008              6         247,737              2.4%                1,981            8.00              4.0%
2009 and thereafter         5         247,876              2.5%                1,447            5.84              2.9%
                          ---       ---------            -----               -------          ------            -----
                          733      10,114,465            100.0%              $49,998          $ 4.94            100.0%
                          ===      ==========            =====               =======          ======            =====

----------
(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.

RETAIL PROPERTIES:



                                                                                               AVERAGE
                                                                           ANNUAL RENTS         ANNUAL       PERCENTAGE OF
                                       TOTAL          PERCENTAGE OF            UNDER         RENTAL RATE     LEASED RENTS
        YEAR OF                       RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING         PER SQUARE      REPRESENTED
         LEASE          NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
      EXPIRATION          LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
---------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
  Remainder of 1999         55         192,916              9.2%              $ 2,004         $  10.39             7.3%
         2000               74         273,325             13.0%                3,159            11.56            11.5%
         2001               60         233,221             11.2%                3,292            14.12            12.0%
         2002               48         185,497              8.8%                2,425            13.07             8.8%
         2003               49         217,203             10.3%                3,334            15.35            12.1%
         2004               23         196,052              9.3%                1,618             8.25             5.9%
         2005               13          57,731              2.8%                1,090            18.88             4.0%
         2006               15         120,367              5.7%                1,352            11.23             4.9%
         2007                9          67,092              3.2%                  985            14.68             3.6%
         2008               14         107,352              5.1%                2,365            22.03             8.6%
 2009 and thereafter        26         447,832             21.4%                5,866            13.10            21.3%
                            --         -------            -----               -------         --------           -----
                           386       2,098,588            100.0%              $27,490         $  13.10           100.0%
                           ===       =========            =====               =======         ========           =====

TOTAL:



                                                                                              AVERAGE
                                                                                               ANNUAL       PERCENTAGE OF
                                      TOTAL          PERCENTAGE OF        ANNUAL RENTS      RENTAL RATE     LEASED RENTS
                                     RENTABLE    LEASED SQUARE FOOTAGE   UNDER EXPIRING      PER SQUARE      REPRESENTED
    YEAR OF LEASE      NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
      EXPIRATION         LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
--------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
 Remainder of 1999         801      3,432,758              9.0%             $ 39,183         $  11.41             8.1%
          2000           1,005      5,805,949             15.2%               67,911            11.70            14.0%
          2001             916      6,164,761             16.1%               76,823            12.46            15.8%
          2002             797      5,494,999             14.4%               71,352            12.98            14.7%
          2003             606      4,848,835             12.7%               69,689            14.37            14.4%
          2004             325      4,423,565             11.6%               49,103            11.10            10.1%
          2005             113      1,554,616              4.1%               22,195            14.28             4.6%
          2006              72      1,826,507              4.8%               24,405            13.36             5.0%
          2007              40        868,109              2.3%               13,751            15.84             2.8%
          2008              70      1,927,448              5.0%               26,321            13.66             5.4%
2009 and thereafter         73      1,832,249              4.8%               24,533            13.39             5.1%
                         -----      ---------            -----              --------         --------           -----
                         4,818     38,179,796            100.0%             $485,266         $  12.71           100.0%
                         =====     ==========            =====              ========         ========           =====

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     THE EFFECTS OF POTENTIAL CHANGES IN INTEREST RATES ARE DISCUSSED BELOW. OUR MARKET RISK DISCUSSION INCLUDES "FORWARD-LOOKING STATEMENTS" AND REPRESENTS AN ESTIMATE OF POSSIBLE CHANGES IN FAIR VALUE OR FUTURE EARNINGS THAT WOULD OCCUR ASSUMING HYPOTHETICAL FUTURE MOVEMENTS IN INTEREST RATES OR THESE DISCLOSURES ARE NOT PRECISE INDICATORS OF EXPECTED FUTURE LOSSES, BUT ONLY INDICATORS OF REASONABLY POSSIBLE LOSSES. AS A RESULT, ACTUAL FUTURE RESULTS MAY DIFFER MATERIALLY FROM THOSE PRESENTED. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" FOR A DESCRIPTION OF OUR ACCOUNTING POLICIES AND OTHER INFORMATION RELATED TO THESE FINANCIAL INSTRUMENTS.

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

     CERTAIN VARIABLE RATE DEBT. As of June 30, 1999, the Operating Partnership had approximately $102.7 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended June 30, 2000, our interest expense would be increased or decreased approximately $1.0 million. In addition, as of June 30, 1999, we had $80 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 85 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $80 million of debt.

     INTEREST RATE HEDGE CONTRACTS. For a discussion of our interest rate hedge contracts in effect at June 30, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- CAPITALIZATION." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of June 30, 1999 would increase by approximately $16.4 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of June 30, 1999 would decrease by approximately $18.0 million.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
       On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders,
       (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of
       Section 14(a) of the Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs seek equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the Plaintiffs' allegations. We intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss. The plaintiff has filed a motion seeking certification of the proposed class of plaintiffs. All defendants will oppose that motion, which remains pending. Discovery in this matter is proceeding. Due to the inherent uncertainties of the litigation process, we are not able to predict the outcome of this litigation. If this litigation is not resolved in our favor, it could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
       (c) In connection with the acquisition of real estate, the Operating Partnership frequently issues Common Units to sellers of real estate in reliance on exemptions from registration under the Securities Act. During the six months ended June 30, 1999, the Operating Partnership issued 88,668 Common Units in offerings exempt from the registration requirements of the Securities Act. The Operating Partnership exercised reasonable care to assure that each of the offerees of Common Units during the six months ended June 30, 1999 were "accredited investors" under Rule 501 of the Securities Act and that the investors were not purchasing the Common Units with a view to their distribution. Specifically, the Operating Partnership relies on the exemptions provided by Section 4(2) of the Securities Act or Rule 506 under the Securities Act.

Item 3. Defaults Upon Senior Securities -- NA

Item 4. Submission of Matters to a Vote of Security Holders -- NA

Item 5. Other Information -- NA

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits



  EXHIBIT NO.   DESCRIPTION
--------------- -------------------------------------------------------------------------------------
       10.1(1)  Purchase and Sale Agreement dated March 22, 1999, by and among Highwoods/Florida
                Holdings, L.P. and America's Capital Partners, LLC, as amended by First Amendment to
                Purchase and Sale Agreement Agreement dated April 21, 1999.
       10.2(1)  Purchase and Sale Agreement dated March 22, 1999, by and among Highwoods/Florida
                Holdings, L.P. and America's Capital Partners, LLC, as amended by First Amendment to
                Purchase and Sale Agreement Agreement dated April 21, 1999.
         27     Financial Data Schedule

(b) Reports on Form 8-K -- None
----------
(1) Filed as part of the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

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

Date: August 16, 1999