Form 10-Q
period 1999-09-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 1999-11-15
CIK 941713

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


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

                                ---------------


================================================================================

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                                            PAGE
                                                                                           -----
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements                                                            3
             Consolidated Balance Sheets as of September 30, 1999
             and December 31, 1998                                                           4
             Consolidated Statements of Income for the three
             and nine months ended September 30, 1999 and 1998                               5
             Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1999 and 1998                                   6
             Notes to consolidated financial statements                                      8
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                     11
             Results of Operations                                                          11
             Liquidity and Capital Resources                                                13
             Recent Developments                                                            15
             Year 2000                                                                      15
             Possible Environmental Liabilities                                             16
             Impact of Recently Issued Accounting Standards                                 17
             Compliance with the Americans with Disabilities Act                            17
             Funds From Operations and Cash Available for Distributions                     18
             Disclosure Regarding Forward-Looking Statements                                20
             Property Information                                                           21
             Inflation                                                                      29
Item 3.      Quantitative and Qualitative Disclosures About Market Risk                     30
PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings                                                              31
Item 2.      Changes in Securities and Use of Proceeds                                      31
Item 3.      Defaults Upon Senior Securities                                                31
Item 4.      Submission of Matters to a Vote of Security Holders                            31
Item 5.      Other Information                                                              31
Item 6.      Exhibits and Reports on Form 8-K                                               31

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


                          CONSOLIDATED BALANCE SHEETS


                             (DOLLARS IN THOUSANDS)


                                                                         SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                                        --------------------   ------------------
                                                                             (UNAUDITED)
ASSETS
Real estate assets, at cost:
  Land and improvements .............................................        $  462,771            $  538,814
  Buildings and tenant improvements .................................         3,008,227             3,173,825
  Development in process ............................................           190,958               189,465
  Land held for development .........................................           161,397               150,622
  Furniture, fixtures and equipment .................................             7,496                 7,665
                                                                             ----------            ----------
                                                                              3,830,849             4,060,391
  Less -- accumulated depreciation ..................................          (217,862)             (168,508)
                                                                             ----------            ----------
  Net real estate assets ............................................         3,612,987             3,891,883
Property held for sale ..............................................           167,563               131,262
Cash and cash equivalents ...........................................            45,884                30,696
Restricted cash .....................................................             2,594                24,263
Accounts receivable, net ............................................            26,613                27,644
Advances to related parties .........................................            14,425                10,420
Notes receivable ....................................................            54,635                12,865
Accrued straight line rents receivable ..............................            33,314                27,194
Investment in unconsolidated affiliates .............................            33,350                15,234
Other assets:
  Deferred leasing costs ............................................            61,614                45,785
  Deferred financing costs ..........................................            40,691                38,750
  Prepaid expenses and other ........................................            18,471                15,162
                                                                             ----------            ----------
                                                                                120,776                99,697
  Less -- accumulated amortization ..................................           (32,623)              (23,458)
                                                                             ----------            ----------
                                                                                 88,153                76,239
                                                                             ----------            ----------
                                                                              4,079,518            $4,247,700
                                                                             ==========            ==========
LIABILITIES AND PARTNERS' CAPITAL
Mortgages and notes payable .........................................        $1,775,002            $1,906,216
Accounts payable, accrued expenses and other liabilities ............           113,257               125,168
                                                                             ----------            ----------
  Total liabilities .................................................         1,888,259             2,031,384
Redeemable operating partnership units:
  Class A Common Units outstanding, 8,722,369 at September 30,
   1999 and 10,111,978 at December 31, 1998 .........................           225,691               260,383
  Class B Common Units outstanding, 196,492 at September 30, 1999
   and 291,756 at December 31, 1998 .................................             5,084                 7,513
  Series A Preferred Units outstanding, 125,000 at September 30, 1999
   and December 31, 1998 ............................................           121,809               121,809
  Series B Preferred Units outstanding, 6,900,000 at September 30,
   1999 and December 31, 1998 .......................................           166,346               166,346
  Series D Preferred Units outstanding, 400,000 at September 30, 1999
   and December 31, 1998 ............................................            96,842                96,842
PARTNERS' CAPITAL:
  Class A Common Units:
   General partner Common Units outstanding, 704,958 at
    September 30, 1999 and 690,955 at December 31, 1998 .............            15,755                15,634
   Limited partner Common Units outstanding, 61,068,434 at
    September 30, 1999 and 58,292,597 at December 31, 1998 ..........         1,559,732             1,547,789
                                                                             ----------            ----------
    Total Partners' capital .........................................         1,575,487             1,563,423
                                                                             ----------            ----------
                                                                             $4,079,518            $4,247,700
                                                                             ==========            ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)


                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                              -----------------------------   ------------------------------
                                                                   1999            1998            1999            1998
                                                              -------------   -------------   -------------   --------------
                                                               (UNAUDITED)     (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
REVENUE:
  Rental property .........................................     $135,886        $138,198        $ 423,021       $351,608
  Equity in earnings of unconsolidated affiliates .........          413               (2)            870               (2)
  Interest and other income ...............................        3,548          3,577            12,797          7,951
                                                                --------        ---------       ---------       ----------
                                                                 139,847        141,773           436,688        359,557
OPERATING EXPENSES:
  Rental property .........................................       40,902         42,938           130,276        108,493
  Depreciation and amortization ...........................       26,024         24,359            81,753         61,740
  Interest expense:
   Contractual ............................................       24,744         27,341            82,471         61,724
   Amortization of deferred financing costs ...............          696            683             2,208          1,915
                                                                --------        ---------       ---------       ----------
                                                                  25,440         28,024            84,679         63,639
  General and administrative ..............................        4,701          5,904            16,256         14,074
                                                                --------        ---------       ---------       ----------
  Income before gain on disposition of assets, net of
   income tax provision and extraordinary item ............       42,780         40,548           123,724        111,611
  Gain on disposition of assets, net of income tax
   provision ..............................................          163             --             2,256             --
                                                                --------        ---------       ---------       ----------
  Income before extraordinary item ........................       42,943         40,548           125,980        111,611
EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF
  DEBT ....................................................       (4,997)          (324)           (5,774)          (370)
                                                                --------        ---------       ---------       ----------
  Net income ..............................................       37,946         40,224           120,206        111,241
                                                                --------        ---------       ---------       ----------
Dividends on preferred units ..............................       (8,145)        (8,145)          (24,435)       (21,946)
                                                                --------        ---------       ---------       ----------
  Net income available for Class A Common Units ...........     $ 29,801        $32,079         $  95,771       $ 89,295
                                                                ========        =========       =========       ==========
NET INCOME/(LOSS) PER COMMON UNIT -- BASIC:
  Income before extraordinary item ........................     $    .49        $   .48         $    1.45       $   1.42
  Extraordinary item -- loss on early extinguishment of
   debt ...................................................         (.07)            --             ( .08)            --
                                                                --------        ---------       ---------       ----------
  Net income ..............................................     $    .42        $   .48         $    1.37       $   1.42
                                                                ========        =========       =========       ==========
NET INCOME/(LOSS) PER COMMON UNIT -- DILUTED:
  Income before extraordinary item ........................     $    .49        $   .47         $    1.45       $   1.41
  Extraordinary item -- loss on early extinguishment of
   debt ...................................................         (.07)            --             ( .08)            --
                                                                --------        ---------       ---------       ----------
  Net income ..............................................     $    .42        $   .47         $    1.37       $   1.41
                                                                ========        =========       =========       ==========
Distributions declared per Common Unit ....................
Weighted average Common Units outstanding -- basic:
  Class A Common Units:
   General Partner ........................................          703            679               699            631
   Limited Partners .......................................       69,599         67,250            69,136         62,441
  Class B Common Units:
   Limited Partners .......................................          196            292               196            280
                                                                --------        ---------       ---------       ----------
  Total ...................................................       70,498         68,221            70,031         63,352
                                                                ========        =========       =========       ==========
Weighted average Common Units outstanding -- diluted:
  Class A Common Units:
   General Partner ........................................          706            681               701            634
   Limited Partners .......................................       69,902         67,417            69,394         62,759
  Class B Common Units:
   Limited Partners .......................................          196            292               196            280
                                                                --------        ---------       ---------       ----------
  Total ...................................................       70,804         68,390            70,291         63,673
                                                                ========        =========       =========       ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    ----------------------------
                                                                                         1999           1998
                                                                                    -------------   ------------
                                                                                     (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES:
Net income ......................................................................    $  120,206      $  111,241
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization .................................................        81,753          61,740
  Loss on early extinguishment of debt ..........................................         5,774             370
  Gain on disposition of assets, net of income tax provision ....................        (2,256)             --
  Changes in operating assets and liabilities ...................................       (29,817)         15,967
                                                                                     ----------      ----------
   Net cash provided by operating activities ....................................       175,660         189,318
INVESTING ACTIVITIES:
Additions to real estate assets .................................................      (428,423)       (756,408)
Proceeds from disposition of assets .............................................       549,337              --
Advances to subsidiaries ........................................................        (4,005)             --
Cash paid in exchange for partnership net assets ................................          (841)        (47,752)
Other ...........................................................................       (29,584)        (19,544)
                                                                                     ----------      ----------
   Net cash provided by/(used in) investing activities ..........................        86,484        (823,704)
FINANCING ACTIVITIES:
Distributions paid on Common Units ..............................................      (114,724)        (99,483)
Distributions paid on Preferred Units ...........................................       (24,435)        (21,946)
Payment of prepayment penalties .................................................        (5,774)           (370)
Borrowings on mortgages and notes payable .......................................         4,385         529,941
Repayment of mortgages and notes payable ........................................      (172,568)       (130,993)
Borrowings on revolving loans ...................................................       210,500         672,500
Repayment on revolving loans ....................................................      (165,000)       (588,000)
Net proceeds from contributed capital ...........................................        22,940         294,026
Net change in deferred financing costs ..........................................        (2,280)         (9,022)
                                                                                     ----------      ----------
   Net cash (used in)/provided by financing activities ..........................      (246,956)        646,653
                                                                                     ----------      ----------
Net increase in cash and cash equivalents .......................................        15,188          12,267
Cash and cash equivalents at beginning of the period ............................        30,696           8,816
                                                                                     ----------      ----------
Cash and cash equivalents at end of the period ..................................    $   45,884      $   21,083
                                                                                     ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ..........................................................    $   90,289      $   59,857
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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (UNAUDITED AND IN THOUSANDS)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     The following summarizes (i) the net assets contributed by the holders of Common Units in the Operating Partnership, (ii) the change in the net assets as a result of the reorganization of our Des Moines partnerships (see Note 5) and
(iii) the net assets acquired subject to mortgage notes payable.



                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                ---------------------------
                                                     1999           1998
                                                -------------   -----------
ASSETS:
Rental property and equipment, net ..........     $ (18,513)     $491,863
LIABILITIES:
Mortgages and notes payable assumed .........     $ (52,165)     $327,214
                                                  ---------      --------
   Net assets ...............................     $  33,652      $164,649
                                                  =========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              SEPTEMBER 30, 1999
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

     The Operating Partnership is a subsidiary of the Company. At September 30, 1999, the Company owned 87% of the Common Units in the Operating Partnership.

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

     The accounting policies of the segments are the same as those described in
Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three and nine months ended September 30, 1999 and 1998.



                                                                             THREE MONTHS                   NINE MONTHS
                                                                          ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                     ----------------------------- ------------------------------
                                                                          1999           1998           1999           1998
                                                                     ------------- --------------- ------------- ----------------
RENTAL INCOME:
Office segment .....................................................  $  109,163     $ 115,672      $  346,254      $ 309,222
Industrial segment .................................................      13,842        12,423          39,753         32,283
Retail segment .....................................................       8,597         6,411          24,536          6,411
Apartment segment ..................................................       4,284         3,692          12,478          3,692
                                                                      ----------     -----------    ----------      ----------
                                                                      $  135,886     $ 138,198      $  423,021      $ 351,608
                                                                      ==========     ===========    ==========      ==========
NET OPERATING INCOME:
Office segment .....................................................      75,764        78,712         236,693        210,191
Industrial segment .................................................      11,423        10,363          32,897         26,739
Retail segment .....................................................       5,454         4,096          16,156          4,096
Apartment segment ..................................................       2,343         2,089           6,999          2,089
                                                                      ----------     -----------    ----------      ----------
                                                                          94,984        95,260         292,745        243,115
                                                                      ----------     -----------    ----------      ----------
RECONCILIATION TO INCOME BEFORE EXTRAORDINARY ITEMS:
Equity in income of uncons affiliates ..............................         413              (2)          870               (2)
Gain on disposition of assets, net of income tax provision .........         163            --           2,256             --
Interest and other income ..........................................       3,548         3,577          12,797          7,951
Interest expense ...................................................     (25,440)      (28,024)        (84,679)       (63,639)
General and admin expense ..........................................      (4,701)       (5,904)        (16,256)       (14,074)
Depreciation and amortization ......................................     (26,024)      (24,359)        (81,753)       (61,740)
                                                                      ----------     -----------    ----------      -----------
Income before extraordinary Item ...................................  $   42,943     $  40,548      $  125,980      $ 111,611
                                                                      ==========     ===========    ==========      ===========
TOTAL ASSETS:
Office segment .....................................................   2,997,488     3,281,139       2,997,488      3,281,139
Industrial segment .................................................     496,428       463,801         496,428        463,801
Retail segment .....................................................     256,197       232,450         256,197        232,450
Apartment segment ..................................................     119,356       122,920         119,356        122,920
Corporate and other ................................................     210,049       147,390         210,049        147,390
                                                                      ----------     -----------    ----------      -----------
Total assets .......................................................  $4,079,518     $4,247,700     $4,079,518      $4,247,700
                                                                      ==========     ===========    ==========      ===========

3. JOINT VENTURE ACTIVITY

     On March 15, 1999, we closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt-DLF 98/29-Walker Fink-KG ("DLF"), pursuant to which we sold or contributed certain office properties valued at approximately $142 million to a newly created limited partnership (the "Joint Venture"). DLF contributed approximately $55 million for a 77.19% interest in the Joint Venture, and the Joint Venture borrowed approximately $71 million from third-party lenders. We retained the remaining 22.81% interest in the Joint Venture, received net cash proceeds of approximately $124 million, and are the sole and exclusive manager and leasing agent of the Joint Venture's properties, for which we receive customary management fees and leasing commissions. We used the cash proceeds received in the transaction to fund existing development activity either through direct payments or repayment of borrowings under our $600 million unsecured revolving loan (the "Revolving Loan").


4. LEGAL CONTINGENCIES

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols Company, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of
Section 14(a) of the Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiff's allegations. We intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in this matter is proceeding. Due to the inherent uncertainties of the litigation process, we are not able to predict the outcome of this litigation. If this litigation is not resolved in our favor, it could have a material adverse effect on our business, financial condition and results of operations.

     In addition, we are a party to a variety of legal proceedings arising in the ordinary course of our business. We believe we are adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse affect on our business, financial condition and results of operations.


5. DES MOINES PARTNERSHIPS

     In connection with our merger with J.C. Nichols in July 1998, we succeeded to the interests of J.C. Nichols in a strategic alliance with R&R Investors, Ltd. pursuant to which R&R Investors manages and leases certain co-venture properties located in the Des Moines area. As a result of the merger, we acquired an ownership interest of 50% or more in a series of nine co-ventures with R&R Investors. Certain of these properties were previously included in our consolidated financial statements. On June 2, 1999, we agreed with R&R Investors to reorganize our respective ownership interests in the Des Moines properties such that each would own a 50% interest in the properties in the Des Moines area. Accordingly, we have adopted the equity method of accounting for our investment in each of the Des Moines properties as a result of such reorganization. The impact of the reorganization was immaterial to our consolidated financial statements.


6. DISPOSITION ACTIVITY

     On June 7, 1999, we sold approximately 3.3 million rentable square feet of non-core office and industrial properties and 49 acres of development land in the South Florida area for gross proceeds of approximately $323.0 million. In addition, during the nine months ended September 30, 1999, we sold approximately 1.9 million rentable square feet of non-core office and industrial properties in the Baltimore area and certain other non-core office and industrial properties for gross proceeds of $137.5 million. We recorded a gain, net of income tax provision, of $2.3 million related to these dispositions. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy.

     In addition, we currently have 2.3 million square feet of non-core office and industrial properties under contract for sale in various transactions totaling $181.9 million (including $165.3 related to the sale of various central Florida properties) and 1.7 million square feet of non-core office and industrial properties under various letters of intent for sale at $128.4 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the fourth quarter of this year and the first quarter of 2000. However, we can provide no assurance that all or part of these transactions will be consummated.


7. FINANCING ACTIVITY

     On July 1, 1999, we retired a $133.0 million 7.88% mortgage note that was secured by 44 of our properties held by AP Southeast Portfolio Partners, L.P., one of our subsidiaries, by using $138.0 million of availability under our Revolving Loan to repay the principal amount of the mortgage note plus the required yield maintenance premium for early maturity. On October 21, 1999, we borrowed $188.4 million from Monumental Life Insurance Company, an affiliate of AEGON USA Realty Advisors, Inc., pursuant to one $94.2 million 7.77% mortgage note due 2009 and one $94.2 million 7.87% mortgage note due 2009, which notes are secured by 28 of our properties. We used the net proceeds from these mortgage loans, together with $2.1 million that we received from counterparties to settle two treasury lock agreements in September 1999, to repay amounts outstanding under our Revolving Loan.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report. The following discussion is based primarily on the consolidated financial statements of the Operating Partnership.


RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1999. Revenues from rental operations decreased $2.3 million, or 1.7%, from $138.2 million for the three months ended September 30, 1998 to $135.9 million for the comparable period in 1999. The decrease is primarily a result of the disposition of 6.4 million square feet of majority owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships), offset in part by the acquisition of 600,000 square feet of majority owned office, industrial and retail properties and the completion of 1.9 million square feet of development activity during the last three months of 1998 and the first nine months of 1999. Our in-service portfolio decreased from 44.7 million square feet at September 30, 1998 to 40.8 million square feet at September 30, 1999. Same property revenues, which are the revenues of the 582 in-service properties and 1,906 apartment units owned on July 1, 1998, increased 4.0% for the three months ended September 30, 1999, compared to the same three months of 1998.

     During the three months ended September 30, 1999, 303 leases representing
1.8 million square feet of office, industrial and retail space commenced at an average rate per square foot which was 6.1% higher than the average rate per square foot on the expired leases.

     Interest and other income decreased $100,000, or 2.8%, from $3.6 million for the three months ended September 30, 1998 to $3.5 million for the comparable period in 1999. The decrease was a result of lower lease termination fees during the quarter, offset by additional income generated from management fees, development fees and leasing commissions. The Operating Partnership generated $241,000 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols.

     Rental operating expenses decreased $2.0 million, or 4.7%, from $42.9 million for the three months ended September 30, 1998 to $40.9 million for the comparable period in 1999. The decrease is primarily a result of the disposition of 6.4 million square feet of majority owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships), offset in part by the acquisition of 600,000 square feet of majority owned office, industrial and retail properties and the completion of 1.9 million square feet of development activity during the last three months of 1998 and the first nine months of 1999. Rental operating expenses as a percentage of related revenues decreased from 31.0% for the three months ended September 30, 1998 to 30.1% for the comparable period in 1999.

     Depreciation and amortization for the three months ended September 30, 1999 and 1998 was $26.0 million and $24.4 million, respectively. The increase of $1.6 million, or 6.6%, is due to an increase in depreciable assets over the prior year. Interest expense decreased $2.6 million, or 9.3%, from $28.0 million for the three months ended September 30, 1998 to $25.4 million for the comparable period in 1999. The decrease is attributable to the decrease in the outstanding debt for the entire quarter. Interest expense for the three months ended September 30, 1999 and 1998 included $696,000 and $683,000, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses decreased from 4.3% of rental revenue for the three months ended September 30, 1998 to 3.5% for the comparable period in 1999.

     Net income before extraordinary item equaled $42.9 million and $40.5 million for the three months ended September 30, 1999 and 1998, respectively. The Operating Partnership recorded $8.1 million in preferred unit dividends for the three months ended September 30, 1999 and 1998.

     NINE MONTHS ENDED SEPTEMBER 30, 1999. Revenues from rental operations increased $71.4 million, or 20.3%, from $351.6 million for the nine months ended September 30, 1998 to $423.0 million for the comparable period in 1999. The increase is primarily a result of the acquisition of 4.1 million square feet of majority owned office, industrial and retail properties and 2,325 apartment units in the J.C. Nichols merger that occurred in the third quarter of 1998, as well as an addition of 2.5 million square feet of majority owned office, industrial and retail properties related to acquisitions and the completion of development activity during the last three months of 1998 and the first nine months of 1999. These were offset by the disposition of 6.4 million square feet of majority owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships). Our in-service portfolio decreased from 44.7 million square feet at September 30, 1998 to 40.8 million square feet at September 30, 1999. Same property revenues, which are the revenues of the 437 in-service properties owned on January 1, 1998, increased 3.0% for the nine months ended September 30, 1999, compared to the same nine months of 1998.

     During the nine months ended September 30, 1999, 1,058 leases representing
5.8 million square feet of office, industrial and retail space commenced at an average rate per square foot which was 5.9% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $4.8 million, or 60.0%, from $8.0 million for the nine months ended September 30, 1998 to $12.8 million for the comparable period in 1999. The increase was a result of higher cash balances in 1999 and additional income generated from management fees, development fees and leasing commissions. The Operating Partnership generated $828,000 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols.

     Rental operating expenses increased $21.8 million, or 20.1%, from $108.5 million for the nine months ended September 30, 1998 to $130.3 million for the comparable period in 1999. The increase is primarily a result of the acquisition of 4.1 million square feet of majority owned office, industrial and retail properties and 2,325 apartment units in the merger with J.C. Nichols, as well as an addition of 2.5 million square feet of majority owned office, industrial and retail properties related to acquisitions and the completion of development activity during the last three months of 1998 and the first nine months of 1999. These were offset by the disposition of 6.4 million square feet of majority owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships). Rental operating expenses as a percentage of related revenues decreased from 30.9% for the nine months ended September 30, 1998 to 30.8% for the comparable period in 1999.

     Depreciation and amortization for the nine months ended September 30, 1999 and 1998 was $81.8 million and $61.7 million, respectively. The increase of $20.1 million, or 32.6%, is due to an increase in depreciable assets over the prior year. Interest expense increased $21.1 million, or 33.2%, from $63.6 million for the nine months ended September 30, 1998 to $84.7 million for the comparable period in 1999. The increase is attributable to the increase in the outstanding debt for the entire three quarters. Interest expense for the nine months ended September 30, 1999 and 1998 included $2.2 million and $1.9 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses decreased from 4.0% of rental revenue for the nine months ended September 30, 1998 to 3.9% for the comparable period in 1999.

     Net income before extraordinary item equaled $126.0 million and $111.6 million for the nine months ended September 30, 1999 and 1998, respectively. The Operating Partnership recorded $24.4 million and $21.9 million in preferred unit dividends for the nine months ended September 30, 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     STATEMENT OF CASH FLOWS. For the nine months ended September 30, 1999, cash provided by operating activities decreased by $13.6 million, or 7.2%, to $175.7 million, as compared to $189.3 million for the same period in 1998. The decrease is due to a decrease in operating assets and liabilities, primarily as a result of the payment of real estate taxes in the first quarter of 1999, offset in part by an increase in net income due to property acquisitions in 1998 and 1999. Cash provided by investing activities was $86.5 million for the first nine months of 1999, as compared to $823.7 million used in investing activities for the same period in 1998. The increase is primarily due to the disposition of certain properties during the first nine months of 1999 and the decline in acquisition activity during the first nine months of 1999, as compared to the same period in 1998. Cash used in financing activities was $247.0 million for the first nine months of 1999, as compared to $646.7 million provided by financing activities for the same period in 1998. The decrease is primarily due to the decrease in the borrowings as well as a decrease net proceeds from contributed capital in the first nine months of 1999, as compared to the same period in 1998. Payments of distributions increased by $15.2 million to $114.7 million for the first nine months of 1999, as compared with $99.5 million for the same period in 1998. The increase is due to the greater number of Common Units outstanding and a 4.8% increase in the distribution rate. Payment of preferred unit distributions increased by $2.5 million to $24.4 million for the first nine months of 1999, as compared to $21.9 million for the same period in 1998. The increase is due to the issuance of Series D Preferred Units in the first quarter of 1998.

     CAPITALIZATION. The Operating Partnership's total indebtedness at September 30, 1999 totaled $1.8 billion and was comprised of $402.0 million of secured indebtedness with a weighted average interest rate of 7.8% and $1.4 billion of unsecured indebtedness with a weighted average interest rate of 7.0%. Except as stated below, all of the mortgage and notes payable outstanding at September 30, 1999 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. A portion of our Revolving Loan and approximately $43.7 million in floating rate notes payable assumed upon consummation of the merger with J.C. Nichols were not covered by interest rate hedge contracts on September 30, 1999.

     On July 1, 1999, we retired a $133.0 million 7.88% mortgage note that was secured by 44 of our properties held by AP Southeast Portfolio Partners, L.P., one of our subsidiaries, by using $138.0 million of availability under our Revolving Loan to repay the principal amount of the mortgage note plus the required yield maintenance premium for early maturity. On October 21, 1999, we borrowed $188.4 million from Monumental Life Insurance Company, an affiliate of AEGON USA Realty Advisors, Inc., pursuant to one $94.2 million 7.77% mortgage note due 2009 and one $94.2 million 7.87% mortgage note due 2009, which notes are secured by 28 of our properties. We used the net proceeds from these mortgage loans, together with $2.1 million that we received from counterparties to settle two treasury lock agreements in September 1999, to repay amounts outstanding under our Revolving Loan.

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

     The following table sets forth information regarding our interest rate hedge contracts as of September 30, 1999:



                   NOTIONAL     MATURITY                                  FIXED       FAIR MARKET
TYPE OF HEDGE       AMOUNT        DATE      REFERENCE RATE                RATE           VALUE
---------------   ----------   ----------   -----------------------   ------------   ------------
                              (DOLLARS IN THOUSANDS)
 Swap              $100,000      10/1/99    3-Month LIBOR             4.970%            $   97
 Swap                20,828      6/10/02    1-Month LIBOR + 0.75%     7.700               (800)
 Collar              80,000     10/15/01    1-Month LIBOR             5.6 - 6.25           141

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

     Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $180.0 million of our existing development activity. We expect to fund our short-term liquidity needs through a combination of:

   o additional borrowings under our Revolving Loan (approximately $141.0 million was available as of September 30, 1999);

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


RECENT DEVELOPMENTS

     On June 7, 1999, we sold approximately 3.3 million rentable square feet of non-core office and industrial properties and 49 acres of development land in the South Florida area for gross proceeds of approximately $323.0 million. In addition, during the nine months ended September 30, 1999, we sold approximately 1.9 million rentable square feet of non-core office and industrial properties in the Baltimore area and certain other non-core office and industrial properties for gross proceeds of approximately $137.5 million. The Company recorded a gain, net of income tax provision, of $2.3 million related to these dispositions. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy.

     In addition, we currently have 2.3 million square feet of non-core office and industrial properties under contract for sale in various transactions totaling $181.9 million (including $165.3 related to the sale of various central Florida properties) and 1.7 million square feet of non-core office and industrial properties under various letters of intent for sale at $128.4 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the fourth quarter of this year and the first quarter of 2000. However, we can provide no assurance that all or part of these transactions will be consummated.

     We expect to use a portion of the net proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under
Section 1031 of the Internal Revenue Code. We expect to reinvest up to $32.7 million of the net proceeds from recent disposition activity and up to $53.0 million of the net proceeds from pending disposition activity to acquire in tax-deferred exchange transactions in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under
Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our Revolving Loan, will reduce our income from operations until such development projects are placed in service.


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

     Our Information Technology Department is overseeing our operations level compliance program. With respect to our operations level IT software, we have completed all three phases of our Year 2000 remediation plan. As part of a standardization of our technology infrastructure in 1998, computer software that was not Year 2000 compliant was upgraded or replaced. These software upgrades were off-the-shelf Year 2000 compliant packages. Additionally, we successfully upgraded and tested a Year 2000 compliant version of our corporate accounting and property management software in December 1998. With respect to our operations level IT hardware, we have completed the assessment and validation phases of the remediation plan.

     Our Chief Operating Officer is overseeing our property level compliance program. We have completed our inventory of all of our properties' non-information technology systems. As part of the inventory process, we requested appropriate vendors and manufacturers to certify that their products are Year 2000 compliant. Most indicated that their products are Year 2000 compliant. We have completed the renovation and validation phases of our remediation plan at the property level.

     With respect to Year 2000 issues relating to our customer base, we have not sought representations from our tenants with respect to their Year 2000 readiness because no one tenant represents more than 3% of our annualized rental revenue. With respect to suppliers and vendors, our material purchases are generally from those in competitive fields where others will be able to meet any of our needs unmet by suppliers or vendors with Year 2000 difficulties. Although we have no reason to expect a significant interruption of utility services for our properties, we have not received (nor sought) written assurances from utility providers that Year 2000 issues will not cause an interruption in service.

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

     o our remediation plan is complete.

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

     FFO and cash available for distribution for the three and nine month periods ended September 30, 1999 and 1998 are summarized in the following table (in thousands):



                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                 -------------------------   --------------------------
                                                                     1999          1998          1999           1998
                                                                 -----------   -----------   ------------   -----------
FUNDS FROM OPERATIONS:
Income before extraordinary item .............................    $ 42,943      $ 40,548      $ 125,980      $ 111,611
Add (deduct):
  Dividends to preferred unitholders..........................      (8,145)       (8,145)       (24,435)       (21,946)
  Severance costs and other division closing costs: ..........          --            --          1,233             --
  Cost of unsuccessful transactions ..........................          --           146             --            146
  Gain on disposition of assets ..............................        (163)           --         (2,256)            --
  Depreciation and amortization ..............................      26,024        24,359         81,753         61,740
  Depreciation on unconsolidated affiliates ..................         892           311          2,114            311
                                                                  --------      --------      ---------      ---------
  FUNDS FROM OPERATIONS BEFORE MINORITY INTEREST .............      61,551        57,219        184,389        151,862
CASH AVAILABLE FOR DISTRIBUTION:
Add (deduct):
  Rental income from straight-line rents .....................      (3,436)       (3,200)       (10,945)        (9,292)
  Amortization of deferred financing costs ...................         696           683          2,208          1,915
  Non-incremental revenue generating capital expenditures (1):
   Building improvements paid ................................      (2,114)       (1,986)        (6,589)        (4,683)
   Second generation tenant improvements paid ................      (7,194)       (3,988)       (17,315)       (11,292)
   Second generation lease commissions paid ..................      (3,000)       (5,530)       (10,613)        (9,041)
                                                                  --------      --------      ---------      ---------
    CASH AVAILABLE FOR DISTRIBUTION ..........................    $ 46,503      $ 43,198      $ 141,135      $ 119,469
                                                                  ========      ========      =========      =========
Weighted average Common Units outstanding -- Basic ...........      70,498        68,221         70,031         63,352
                                                                  ========      ========      =========      =========
Weighted average Common Units outstanding -- Diluted .........      70,804        68,390         70,291         63,673
                                                                  ========      ========      =========      =========
DIVIDEND PAYOUT RATIO -- DILUTED:
  Funds from operations ......................................        63.8%         64.5%          62.3%          65.4%
                                                                  ========      ========      =========      =========
  Cash available for distribution ............................        84.5%         85.5%          81.4%          83.1%
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

   o we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

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

PROPERTY INFORMATION

     The following table sets forth certain information with respect to our majority owned in-service and development properties (excluding apartment units) as of September 30, 1999 and 1998:



                                  RENTABLE       NUMBER OF     PERCENT LEASED/
SEPTEMBER 30, 1999              SQUARE FEET     PROPERTIES       PRE-LEASED
----------------------------   -------------   ------------   ----------------
IN-SERVICE:
 Office ....................    27,293,000          403              94%
 Industrial ................    11,805,000          195              91%
 Retail(1) .................     1,676,000           19              91%
                                ----------          ---              --
  Total ....................    40,774,000          617              93%
                                ==========          ===              ==
DEVELOPMENT:
 COMPLETED -- NOT STABILIZED
 Office ....................     2,174,000           22              74%
 Industrial ................       383,000            3              55%
 Retail(1) .................       119,000            1              97%
                                ----------          ---              --
  Total ....................     2,676,000           26              72%
                                ==========          ===              ==
IN PROCESS
 Office ....................     2,350,000           13              78%
 Industrial ................       282,000            3              10%
 Retail(1) .................        81,000            1              82%
                                ----------          ---              --
  Total ....................     2,713,000           17              71%
                                ==========          ===              ==
TOTAL:
 Office ....................    31,817,000          438
 Industrial ................    12,470,000          201
 Retail(1) .................     1,876,000           21
                                ----------          ---
  Total ....................    46,163,000          660
                                ==========          ===
SEPTEMBER 30, 1998
-----------------------------
IN-SERVICE:
 Office ....................    30,857,000          453              94%
 Industrial ................    12,228,000          194              92%
 Retail(1) .................     1,662,000           18              96%
                                ----------          ---              --
  Total ....................    44,747,000          665              93%
                                ==========          ===              ==
DEVELOPMENT:
 COMPLETED -- NOT STABILIZED
 Office ....................       426,000            5              63%
 Industrial ................       241,000            3              28%
 Retail(1) .................            --          N/A               0%
                                ----------          ---              --
  Total ....................       667,000            8              50%
                                ==========          ===              ==
IN PROCESS
 Office ....................     4,637,000           37              64%
 Industrial ................       629,000            5              55%
 Retail(1) .................       200,000            2              36%
                                ----------          ---              --
  Total ....................     5,466,000           44              62%
                                ==========          ===              ==
TOTAL:
 Office ....................    35,920,000          495
 Industrial ................    13,098,000          202
 Retail(1) .................     1,862,000           20
                                ----------          ---
  Total ....................    50,880,000          717
                                ==========          ===

(1) Excludes basement space

     The following table sets forth certain information with respect to our properties under development as of September 30, 1999 (dollars in thousands):



                                               RENTABLE
                                                SQUARE     ESTIMATED    COST AT      PRE-LEASING     ESTIMATED       ESTIMATED
          NAME                 LOCATION          FEET         COST      9/30/99    PERCENTAGE (1)   COMPLETION   STABILIZATION (2)
------------------------ ------------------- ------------ ----------- ----------- ---------------- ------------ ------------------
       IN-PROCESS
OFFICE:
Capital One Bldg 3       Richmond               126,000    $ 15,046    $ 14,927          100%         4Q99             4Q99
Intermedia Building 1    Tampa                  200,000      27,040      15,063          100%         1Q00             1Q00
Intermedia Building 2    Tampa                   30,000       4,056         722          100%         1Q00             1Q00
Intermedia Building 3    Tampa                  170,000      22,984      14,619          100%         1Q00             1Q00
Caterpillar Financial
  Center                 Nashville              313,000      54,000      32,671           97%         1Q00             2Q00
IXL                      Richmond                57,000       6,875          --          100%         3Q00             3Q00
Intermedia Building 4    Tampa                  200,000      29,219       3,337          100%         3Q00             3Q00
Mallard Creek V          Charlotte              118,000      12,262       9,199           39%         4Q99             4Q00
Valencia Place           Kansas City            241,000      34,020      28,847           47%         1Q00             4Q00
Lakepoint II             Tampa                  225,000      34,106      20,546           81%         4Q99             4Q00
Intermedia Building 5    Tampa                  200,000      29,219       2,399          100%         3Q01             3Q01
Capital Plaza            Orlando                303,000      53,000      33,144           30%         1Q00             4Q01
Highwoods Tower II       Research Triangle      167,000      25,134          --           72%         1Q01             2Q02
                                                -------    --------    --------          ---
In-Process Office Total
  or Weighted Average                         2,350,000    $346,961    $175,474           78%
                                              ---------    --------    --------          ---
INDUSTRIAL:
ALO                      Piedmont Triad          27,000    $  1,055    $     --          100%         2Q00             2Q00
Air Park South
  Warehouse III          Piedmont Triad         120,000       3,626       1,693            0%         4Q99             3Q00
Bluegrass Valley I       Atlanta                135,000       5,664       1,320            0%         3Q00             4Q00
                                              ---------    --------    --------          ---
In-Process Industrial
  Total or Weighted
  Average                                       282,000    $ 10,345    $  3,013           10%
                                              ---------    --------    --------          ---
RETAIL:
Valencia Place           Kansas City             81,000    $ 14,712    $  9,616           82%         1Q00             4Q00
                                              ---------    --------    --------          ---
In-Process Retail
  Total or Weighted
  Average                                        81,000    $ 14,712    $  9,616           82%
                                              ---------    --------    --------          ---
Total or Weighted
  Average of all
  In-Process
  Development Projects                        2,713,000    $372,018    $188,103           71%
                                              =========    ========    ========          ===

----------
(1) Includes the effect of letters of intent.

(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

                                                  RENTABLE
                                                   SQUARE     ESTIMATED     COST AT    PRE-LEASING     ESTIMATED      ESTIMATED
            NAME              LOCATION             FEET        COST         9/30/99    PERCENTAGE (1)  COMPLETION  STABILIZATION (2)
---------------------------- ------------------- ------------ -----------  --------   ------------     ---------    ---------------
 COMPLETED -- NOT STABILIZED
OFFICE:
10 Glenlakes                 Atlanta                259,000    $ 35,100    $ 35,009         92%         1Q99             4Q99
Highwoods Center II @
  Tradepor                   Atlanta                 54,000       4,825       4,199         56%         3Q99             4Q99
Parkway Plaza 11             Charlotte               32,000       2,600       2,414         66%         1Q99             4Q99
Highwoods Centre**           Hampton Roads          103,000       9,925       9,118         65%         4Q98             4Q99
Southwind Building D         Memphis                 64,000       6,800       5,947         85%         2Q99             4Q99
Lakeview Ridge III           Nashville              131,000      13,100      10,453         97%         2Q99             4Q99
Overlook                     Research Triangle       97,000      11,203      10,644        100%         4Q98             4Q99
Red Oak                      Research Triangle       65,000       6,295       6,331         90%         4Q98             4Q99
Stony Point II               Richmond               136,000      13,881      12,384         53%         2Q99             4Q99
Interstate Corporate
  Center**                   Tampa                  342,000      19,100      17,676         99%         1Q99             4Q99
Deerfield I                  Atlanta                 50,000       4,382       3,286         62%         3Q99             1Q00
Parkway Plaza 12             Charlotte               22,000       1,800       1,521         90%         1Q99             1Q00
Parkway Plaza 14             Charlotte               90,000       7,690       6,454         58%         2Q99             1Q00
Lakefront Plaza I            Hampton Roads           77,000       7,477       7,394         30%         2Q99             1Q00
Westwood South               Nashville              125,000      13,530      12,387         94%         3Q99             1Q00
Concourse Center One         Piedmont Triad          86,000       8,400       7,355        100%         2Q99             1Q00
3737 Glenwood Ave.           Research Triangle      107,000      16,700      14,327         80%         3Q99             1Q00
Deerfield II                 Atlanta                 67,000       6,994       4,232          0%         3Q99             2Q00
Belfort Park C1              Jacksonville            54,000       4,830       2,326         39%         3Q99             2Q00
Belfort Park C2              Jacksonville            31,000       2,730       2,554          0%         3Q99             2Q00
4101 Research Commons        Research Triangle       73,000       9,311       7,346         35%         3Q99             2Q00
Peachtree Corner             Atlanta                109,000       9,238       4,809         33%         3Q99             3Q00
                                                    -------    --------    --------        ---
Completed -- Not
  Stabilized Office Total
  or Weighted Average                             2,174,000    $215,911    $188,166         74%
                                                  ---------    --------    --------        ---
INDUSTRIAL:
Air Park South
  Warehouse IV               Piedmont Triad          86,000    $  2,750    $  2,379         65%         4Q99             3Q00
HIW Distribution Center      Richmond               166,000       6,487       5,886         67%         1Q99             4Q99
Newpoint II                  Atlanta                131,000       5,167       4,425         33%         3Q99             2Q00
                                                  ---------    --------    --------        ---
Completed -- Not
  Stabilized Industrial
  Total or Weighted
  Average                                           383,000    $ 14,404    $ 12,690         55%
                                                  ---------    --------    --------        ---
RETAIL:
Seville Square               Kansas City            119,000    $ 32,100    $ 31,946         97%         2Q99             1Q00
                                                  ---------    --------    --------        ---
Completed -- Not
  Stabilized Retail Total
  or Weighted Average                               119,000    $ 32,100    $ 31,946         97%
                                                  ---------    --------    --------        ---
Total or Weighted
  Average of all
  Completed -- Not
  Stabilized
  Development Projects                            2,676,000    $262,415    $232,802         72%
                                                  ---------    --------    --------        ---
Total or Weighted
  Average of all
  Development Projects                            5,389,000    $634,433    $420,904         72%
                                                  =========    ========    ========        ===


----------
(1) Includes the effect of letters of intent.

(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

                                                         RENTABLE
                                                          SQUARE         ESTIMATED         PRE-LEASING
                                                           FEET            COSTS          PERCENTAGE (1)
DEVELOPMENT ANALYSIS                                  -------------   ---------------   -----------------
                                                                    (DOLLARS IN THOUSANDS)
SUMMARY BY ESTIMATED STABILIZATION DATE:
  Fourth Quarter 1999 .............................     1,130,000        $  115,337       83%
  First Quarter 2000 ..............................     1,076,000           146,159       86%
  Second Quarter 2000 .............................       696,000            84,087       60%
  Third Quarter 2000 ..............................       572,000            51,708       61%
  Fourth Quarter 2000 .............................       800,000           100,764       51%
  Third Quarter 2001 ..............................       200,000            29,219     100%
  Fourth Quarter 2001 .............................       303,000            53,000      30%
  Second Quarter 2002 .............................       167,000            25,134      72%
  Held for Sale ...................................       445,000            29,025      91%
                                                        ---------        ----------     ----
   Total or Weighted Average ......................     5,389,000        $  634,433      72%
                                                        =========        ==========     ====
SUMMARY BY MARKET:
  Atlanta .........................................       805,000            71,370      47%
  Charlotte .......................................       262,000            24,352      53%
  Hampton Roads ...................................        77,000             7,477      30%
  Jacksonville ....................................        85,000             7,560      25%
  Kansas City .....................................       441,000            80,832      67%
  Memphis .........................................        64,000             6,800      85%
  Nashville .......................................       569,000            80,630      96%
  Orlando .........................................       303,000            53,000      30%
  Piedmont Triad ..................................       319,000            15,831      53%
  Research Triangle ...............................       509,000            68,643      76%
  Richmond ........................................       485,000            42,289      76%
  Tampa ...........................................     1,025,000           146,624      96%
  Held for Sale ...................................       445,000            29,025      91%
                                                        ---------        ----------     ----
   Total or Weighted Average ......................     5,389,000        $  634,433      72%
                                                        =========        ==========     ====
   Build-to-Suit ..................................     1,010,000        $  135,494     100%
   Multi-Tenant ...................................     3,934,000           469,914      62%
   Held for Sale ..................................       445,000            29,025      91%
                                                        ---------        ----------     ----
   Total or Weighted Average ......................     5,389,000        $  634,433      72%
                                                        =========        ==========     ====
                                                        RENTABLE
                                                         SQUARE         ESTIMATED         PRE-LEASING
                                                          FEET            COSTS         PERCENTAGE (1)
                                                       ---------        ----------      -----------------
                                                                      (DOLLARS IN THOUSANDS)
PER PROPERTY TYPE:
  Office Total or Weighted Average ................       123,606        $   16,177      74%
  Industrial Total or Weighted Average ............       110,833             4,125      36%
  Retail Total or Weighted Average ................       100,000            23,406      91%
  Held for Sale Total or Weighted Average .........       222,500            14,513      91%
                                                      -----------        ----------     ----
  Total or Weighted Average .......................       125,326        $   14,754      72%
                                                      ===========        ==========     ====

----------
(1) Includes the effect of letters of intent.

     The following tables set forth certain information about our leasing activities at our majority-owned in service properties (excluding apartment units) for the three months ended September 30, June 30 and March 31, 1999 and December 31, 1998.



                                                                      OFFICE LEASING STATISTICS
                                                                          THREE MONTHS ENDED
                                          ----------------------------------------------------------------------------------
                                              9/30/99          6/30/99          3/31/99         12/31/98          AVERAGE
                                          --------------   --------------   --------------   --------------   --------------
NET EFFECTIVE RENTS RELATED TO
  RE-LEASED SPACE:
Number of lease transactions (signed
  leases)                                          234              290              276              308              277
Rentable square footage leased               1,015,789        1,326,838        1,406,170        1,291,297        1,260,024
Average per rentable square foot over
  the lease term:
   Base rent                                $   14.61        $   15.60        $   14.84        $   16.54        $   15.40
   Tenant improvements                          ( 0.70)          ( 0.84)          ( 0.84)          ( 0.85)          ( 0.81)
   Leasing commissions                          ( 0.38)          ( 0.38)          ( 0.42)          ( 0.38)          ( 0.39)
   Rent concessions                             ( 0.03)          ( 0.03)          ( 0.02)          ( 0.03)          ( 0.03)
                                            ----------       ----------       ----------       ----------       ----------
   Effective rent                               13.50            14.35            13.56            15.28            14.17
   Expense stop (1)                             ( 3.92)          ( 4.21)          ( 3.55)          ( 3.96)          ( 3.91)
                                            ----------       ----------       ----------       ----------       ----------
   Equivalent effective net rent            $    9.58        $   10.14        $   10.01        $   11.32        $   10.26
                                            ==========       ==========       ==========       ==========       ==========
Average term in years                                4                4                5                4                4
                                            ==========       ==========       ==========       ==========       ==========
CAPITAL EXPENDITURES RELATED TO
  RE-LEASED SPACE:
Tenant Improvements:
  Total dollars committed under signed
   leases                                   $3,602,102       $5,073,153       $6,848,279       $4,886,517       $5,102,513
  Rentable square feet                       1,015,789        1,326,838        1,406,170        1,291,297        1,260,024
                                            ----------       ----------       ----------       ----------       ----------
  Per rentable square foot                  $    3.55        $    3.82        $    4.87        $    3.78        $    4.05
                                            ==========       ==========       ==========       ==========       ==========
Leasing Commissions:
  Total dollars committed under signed
   leases                                   $1,560,041       $2,230,915       $3,047,978       $2,005,094       $2,211,007
  Rentable square feet                       1,015,789        1,326,838        1,406,170        1,291,297        1,260,024
                                            ----------       ----------       ----------       ----------       ----------
  Per rentable square foot                  $    1.54        $    1.68        $    2.17        $    1.55        $    1.75
                                            ==========       ==========       ==========       ==========       ==========
Total:
  Total dollars committed under signed
   leases                                   $5,162,143       $7,304,068       $9,896,257       $6,891,611       $7,313,520
  Rentable square feet                       1,015,789        1,326,838        1,406,170        1,291,297        1,260,024
                                            ----------       ----------       ----------       ----------       ----------
  Per rentable square foot                  $    5.08        $    5.50        $    7.04        $    5.34        $    5.80
                                            ==========       ==========       ==========       ==========       ==========
RENTAL RATE TRENDS:
Average final rate with expense pass
  throughs                                  $   14.09        $   15.20        $   14.28        $   13.57        $   14.29
Average first year cash rental rate         $   14.93        $   15.61        $   15.01        $   14.47        $   15.01
                                            ----------       ----------       ----------       ----------       ----------
Percentage increase                               5.96%            2.70%            5.11%            6.63%            5.04%
                                            ==========       ==========       ==========       ==========       ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) which we will not be reimbursed by our tenants.

                                                                    INDUSTRIAL LEASING STATISTICS
                                                                          THREE MONTHS ENDED
                                                ----------------------------------------------------------------------
                                                   9/30/99       6/30/99        3/31/99      12/31/98       AVERAGE
                                                ------------ -------------- -------------- ------------ --------------
NET EFFECTIVE RENTS RELATED TO RE-LEASED
 SPACE:
Number of lease transactions (signed leases)            50             63             72           44             57
Rentable square footage leased                     815,044        589,835        837,616      582,758        706,313
Average per rentable square foot over the
 lease term:
   Base rent                                      $  4.86      $    5.55      $    5.12      $  4.71      $    5.06
   Tenant improvements                               (0.14)         (0.37)         (0.22)       (0.20)         (0.23)
   Leasing commissions                               (0.10)         (0.22)         (0.10)       (0.09)         (0.13)
   Rent concessions                                  0.00           (0.01)         0.00         0.00           (0.00)
                                                  --------     ----------     ----------     --------     ----------
   Effective rent                                    4.62           4.95           4.80         4.42           4.70
   Expense stop (1)                                  (0.18)         (0.28)         (0.28)       (0.25)         (0.25)
                                                  --------     ----------     ----------     --------     ----------
   Equivalent effective net rent                  $  4.44      $    4.67      $    4.52      $  4.17      $    4.45
                                                  ========     ==========     ==========     ========     ==========
 Average term in years                                   3              4              4            3              4
                                                  ========     ==========     ==========     ========     ==========
CAPITAL EXPENDITURES RELATED TO RE-LEASED
 SPACE:
TENANT IMPROVEMENTS:
 Total dollars committed under signed leases      $692,497     $1,064,618     $  821,654     $712,108     $  822,719
 Rentable square feet                              815,044        589,835        837,616      582,758        706,313
                                                  --------     ----------     ----------     --------     ----------
 Per rentable square foot                         $  0.85      $    1.80      $    0.98      $  1.22      $    1.16
                                                  ========     ==========     ==========     ========     ==========
LEASING COMMISSIONS:
 Total dollars committed under signed leases      $271,184     $  527,815     $  315,101     $173,017     $  321,779
 Rentable square feet                              815,044        589,835        837,616      582,758        706,313
                                                  --------     ----------     ----------     --------     ----------
 Per rentable square foot                         $  0.33      $    0.89      $    0.38      $  0.30      $    0.46
                                                  ========     ==========     ==========     ========     ==========
TOTAL:
 Total dollars committed under signed leases      $963,681     $1,592,433     $1,136,755     $885,125     $1,144,498
 Rentable square feet                              815,044        589,835        837,616      582,758        706,313
                                                  --------     ----------     ----------     --------     ----------
 Per rentable square foot                         $  1.18      $    2.70      $    1.36      $  1.52      $    1.62
                                                  ========     ==========     ==========     ========     ==========
RENTAL RATE TRENDS:
Average final rate with expense pass throughs     $  4.63      $    5.17      $    4.91      $  4.62      $    4.83
Average first year cash rental rate               $  4.78      $    5.62      $    4.91      $  4.72      $    5.01
                                                  --------     ----------     ----------     --------     ----------
Percentage increase                                   3.24%          8.70%          0.00%        2.16%          3.73%
                                                  ========     ==========     ==========     ========     ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) which we will not be reimbursed by our tenants.

                                                                           RETAIL LEASING STATISTICS
                                                                               THREE MONTHS ENDED
                                                  ----------------------------------------------------------------------------
                                                     9/30/99         6/30/99         3/31/99       12/31/98         AVERAGE
                                                  ------------   --------------   ------------   ------------   --------------
NET EFFECTIVE RENTS RELATED TO RE-LEASED
  SPACE:
Number of lease transactions (signed leases)              19               29             25             15               22
Rentable square footage leased                        70,706          159,484         62,638         29,706           80,634
Average per rentable square foot over the
  lease term:
   Base rent                                        $ 24.58        $   14.48        $ 15.37        $ 16.34        $   17.69
   Tenant improvements                                ( 0.66)          ( 1.46)        ( 0.45)        ( 1.66)          ( 1.06)
   Leasing commissions                                ( 0.37)          ( 0.39)        ( 0.39)        ( 0.76)          ( 0.48)
   Rent concessions                                    0.00            ( 0.02)        ( 0.02)        ( 0.56)          ( 0.15)
                                                    --------       ----------       --------       --------       ----------
   Effective rent                                     23.55            12.61          14.51          13.36            16.00
   Expense stop (1)                                    0.00             0.00          ( 0.27)        ( 1.79)          ( 0.52)
                                                    --------       ----------       --------       --------       ----------
   Equivalent effective net rent                    $ 23.55        $   12.61        $ 14.24        $ 11.57        $   15.48
                                                    ========       ==========       ========       ========       ==========
  Average term in years                                    5                6              6              5                6
                                                    ========       ==========       ========       ========       ==========
CAPITAL EXPENDITURES RELATED TO RE-LEASED
  SPACE:
TENANT IMPROVEMENTS:
  Total dollars committed under signed leases       $437,735       $2,784,277       $248,531       $319,620       $  947,541
  Rentable square feet                                70,706          159,484         62,638         29,706           80,634
                                                    --------       ----------       --------       --------       ----------
  Per rentable square foot                          $  6.19        $   17.46        $  3.97        $ 10.76        $   11.75
                                                    ========       ==========       ========       ========       ==========
LEASING COMMISSIONS:
  Total dollars committed under signed leases       $124,241       $  393,991       $153,872       $123,047       $  198,788
  Rentable square feet                                70,706          159,484         62,638         29,706           80,634
                                                    --------       ----------       --------       --------       ----------
  Per rentable square foot                          $  1.76        $    2.47        $  2.46        $  4.14        $    2.47
                                                    ========       ==========       ========       ========       ==========
TOTAL:
  Total dollars committed under signed leases       $561,976       $3,178,268       $402,403       $442,667       $1,146,328
  Rentable square feet                                70,706          159,484         62,638         29,706           80,634
                                                    --------       ----------       --------       --------       ----------
  Per rentable square foot                          $  7.95        $   19.93        $  6.42        $ 14.90        $   14.22
                                                    ========       ==========       ========       ========       ==========
RENTAL RATE TRENDS:
Average final rate with expense pass throughs       $ 19.12        $    9.91        $ 10.92        $ 15.91        $   13.97
Average first year cash rental rate                 $ 22.30        $   14.20        $ 16.22        $ 18.16        $   17.72
                                                    --------       ----------       --------       --------       ----------
Percentage increase                                    16.63%           43.29%         48.53%         14.14%           26.89%
                                                    ========       ==========       ========       ========       ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) which we will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations for executed leases at our majority-owned in-service properties (excluding apartment units) as of September 30, 1999 assuming no tenant exercises renewal options.


OFFICE PROPERTIES:



                                                                                               AVERAGE
                                                                           ANNUAL RENTS         ANNUAL       PERCENTAGE OF
                                       TOTAL          PERCENTAGE OF            UNDER         RENTAL RATE     LEASED RENTS
        YEAR OF                       RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING         PER SQUARE      REPRESENTED
         LEASE          NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
      EXPIRATION          LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
---------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
  Remainder of 1999         421      1,289,750              4.9%             $ 19,490         $  15.11             4.7%
         2000               764      3,136,893             11.8%               50,305            16.04            12.1%
         2001               696      4,021,362             15.1%               65,274            16.23            15.7%
         2002               673      4,033,692             15.2%               64,251            15.93            15.5%
         2003               506      4,032,148             15.2%               62,928            15.61            15.2%
         2004               358      2,960,736             11.1%               46,378            15.66            11.2%
         2005               111      1,534,115              5.8%               23,393            15.25             5.6%
         2006                60      1,479,873              5.6%               23,226            15.69             5.6%
         2007                29        765,428              2.9%               12,490            16.32             3.0%
         2008                54      1,732,631              6.5%               24,903            14.37             6.0%
 2009 and thereafter        107      1,569,677              5.9%               22,387            14.26             5.4%
                            ---      ---------            -----              --------         --------           -----
                          3,779     26,556,305            100.0%             $415,025         $  15.63           100.0%
                          =====     ==========            =====              ========         ========           =====

INDUSTRIAL PROPERTIES:



                                                                                              AVERAGE
                                                                                               ANNUAL       PERCENTAGE OF
                                      TOTAL          PERCENTAGE OF        ANNUAL RENTS      RENTAL RATE     LEASED RENTS
                                     RENTABLE    LEASED SQUARE FOOTAGE   UNDER EXPIRING      PER SQUARE      REPRESENTED
    YEAR OF LEASE      NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
      EXPIRATION         LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
--------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
 Remainder of 1999        113         887,124              8.0%              $ 4,804          $  5.42             8.1%
          2000            193       2,231,642             20.3%               11,238             5.04            19.1%
          2001            158       1,684,079             15.2%                8,521             5.06            14.4%
          2002            134       1,805,174             16.3%                8,237             4.56            13.9%
          2003             62         788,147              7.1%                4,446             5.64             7.5%
          2004             62       2,128,104             19.3%               10,663             5.01            18.0%
          2005             15         244,501              2.2%                1,741             7.12             2.9%
          2006             10         398,105              3.6%                2,902             7.29             4.9%
          2007              3         128,125              1.2%                  943             7.36             1.6%
          2008              6         247,737              2.2%                1,988             8.02             3.4%
2009 and thereafter        18         503,526              4.6%                3,662             7.27             6.2%
                          ---       ---------            -----               -------          -------           -----
                          774      11,046,264            100.0%              $59,145          $  5.35           100.0%
                          ===      ==========            =====               =======          =======           =====

----------
(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.

RETAIL PROPERTIES:



                                                                                               AVERAGE
                                                                           ANNUAL RENTS         ANNUAL       PERCENTAGE OF
                                       TOTAL          PERCENTAGE OF            UNDER         RENTAL RATE     LEASED RENTS
        YEAR OF                       RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING         PER SQUARE      REPRESENTED
         LEASE          NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
      EXPIRATION          LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
---------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
  Remainder of 1999         44         145,060              9.0%              $ 1,678         $  11.57             5.9%
         2000               72         198,827             12.3%                3,051            15.34            10.6%
         2001               60         147,044              9.2%                3,430            23.33            12.0%
         2002               52         167,333             10.3%                2,730            16.31             9.5%
         2003               49         151,124              9.3%                3,353            22.19            11.7%
         2004               28         157,033              9.7%                1,766            11.25             6.2%
         2005               14          45,724              2.8%                1,342            29.35             4.7%
         2006               17          64,946              4.0%                1,486            22.88             5.2%
         2007               10          54,637              3.4%                1,060            19.40             3.7%
         2008               14          81,075              5.0%                2,465            30.40             8.6%
 2009 and thereafter        28         404,783             25.0%                6,316            15.60            21.9%
                            --         -------            -----               -------         --------           -----
                           388       1,617,586            100.0%              $28,677         $  17.73           100.0%
                           ===       =========            =====               =======         ========           =====

TOTAL:



                                                                                               AVERAGE
                                                                           ANNUAL RENTS         ANNUAL       PERCENTAGE OF
                                       TOTAL          PERCENTAGE OF            UNDER         RENTAL RATE     LEASED RENTS
        YEAR OF                       RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING         PER SQUARE      REPRESENTED
         LEASE          NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
      EXPIRATION          LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
---------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
  Remainder of 1999         578      2,321,934              5.9%             $ 25,972         $  11.19             5.2%
         2000             1,029      5,567,362             14.2%               64,594            11.60            12.8%
         2001               914      5,852,485             14.9%               77,225            13.20            15.3%
         2002               859      6,006,199             15.2%               75,218            12.52            15.0%
         2003               617      4,971,419             12.7%               70,727            14.23            14.1%
         2004               448      5,245,873             13.4%               58,807            11.21            11.7%
         2005               140      1,824,340              4.7%               26,476            14.51             5.3%
         2006                87      1,942,924              5.0%               27,614            14.21             5.5%
         2007                42        948,190              2.4%               14,493            15.28             2.9%
         2008                74      2,061,443              5.3%               29,356            14.24             5.8%
 2009 and thereafter        153      2,477,986              6.3%               32,365            13.06             6.4%
                          -----      ---------            -----              --------         --------           -----
                          4,941     39,220,155            100.0%             $502,847         $  12.82           100.0%
                          =====     ==========            =====              ========         ========           =====

----------
(1) Includes operating expenses pass throughs and excludes the effect of future contractual rent increases.


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

     CERTAIN VARIABLE RATE DEBT. As of September 30, 1999, the Operating Partnership had approximately $281.2 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended September 30, 2000, our interest expense would be increased or decreased approximately $2.8 million. In addition, as of September 30, 1999, we had $80 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 65 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $80 million of debt.

     INTEREST RATE HEDGE CONTRACTS. For a discussion of our interest rate hedge contracts in effect at September 30, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- CAPITALIZATION." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of September 30, 1999 would increase by approximately $2.0 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of September 30, 1999 would decrease by approximately $2.0 million.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
       On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders,
       (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of
       Section 14(a) of the Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the Plaintiff's allegations. We intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in this matter is proceeding. Due to the inherent uncertainties of the litigation process, we are not able to predict the outcome of this litigation. If this litigation is not resolved in our favor, it could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
       (c) In connection with the acquisition of real estate, the Operating Partnership frequently issues Common Units to sellers of real estate in reliance on exemptions from registration under the Securities Act. During the three months ended September 30, 1999, the Operating Partnership issued 265,595 Common Units in offerings exempt from the registration requirements of the Securities Act. The Operating Partnership exercised reasonable care to assure that each of the offerees of Common Units during the nine months ended September 30, 1999 were "accredited investors" under Rule 501 of the Securities Act and that the investors were not purchasing the Common Units with a view to their distribution. Specifically, the Operating Partnership relies on the exemptions provided by Section 4(2) of the Securities Act or Rule 506 under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- NA

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NA

ITEM 5. OTHER INFORMATION -- NA

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits



 EXHIBIT NO.  DESCRIPTION
------------- ------------------------
  27          Financial Data Schedule

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

Date: November 15, 1999