Form 10-K405
period 1999-12-31
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2000-03-30
CIK 941713

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
     For the fiscal year ended December 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The aggregate value of the Common Units held by nonaffiliates of the registrant (based on the closing price on the New York Stock Exchange of a share of Common Stock of Highwoods Properties, Inc., the general partner of the registrant) on March 20, 2000 was 137,684,862.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of Highwoods Properties, Inc. in
connection with its Annual Meeting of Shareholders to be held May 24, 2000 are incorporated by reference in Part III Items 10, 11 and 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     HIGHWOODS REALTY LIMITED PARTNERSHIP


                               TABLE OF CONTENTS



 Item No.                                                                                   Page No.
----------                                                                                 ---------
                  PART I

  1.         Business ..................................................................   3
  2.         Properties ................................................................   10
  3.         Legal Proceedings .........................................................   15
  4.         Submission of Matters to a Vote of Security Holders .......................   15
  X.         Executive Officers of the Registrant ......................................   16

                  PART II

  5.         Market for Registrant's Equity and Related Security Holder Matters ........   17
  6.         Selected Financial Data ...................................................   18
  7.         Management's Discussion and Analysis of Financial Condition and Results
             of Operations .............................................................   19
  7A.        Quantitative and Qualitative Disclosures About Market Risk ................   27
  8.         Financial Statements and Supplementary Data ...............................   28
  9.         Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ......................................................   28

                  PART III

 10.         Directors and Executive Officers of the Registrant ........................   29
 11.         Executive Compensation ....................................................   29
 12.         Security Ownership of Certain Beneficial Owners and Management ............   29
 13.         Certain Relationships and Related Transactions ............................   29

                  PART IV

 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........   30

                                     PART I

     We refer to (1) Highwoods Properties, Inc. as the "Company," (2) Highwoods Realty Limited Partnership (formerly Highwoods/Forsyth Limited Partnership) as the "Operating Partnership," (3) the Company's common stock as "Common Stock" and (4) the Operating Partnership's common partnership interests as "Common Units."


ITEM 1. BUSINESS

General

     The Operating Partnership is managed by its general partner, the Company, a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Originally founded to oversee the development, leasing and management of the 201-acre Highwoods Office Center in Raleigh, North Carolina, we have since evolved into one of the largest owners and operators of surburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 1999, we

   o owned or had a majority interest in 563 in-service office, industrial and retail properties, encompassing approximately 39.0 million rentable square feet and 1,885 apartment units;

   o owned an interest (50% or less) in 42 in-service office and industrial properties, encompassing approximately 3.5 million rentable square feet and 418 apartment units;

   o owned 1,473 acres (and have agreed to purchase an additional 317 acres over the next three years) of undeveloped land suitable for future development; and

   o were developing an additional 41 properties, which will encompass approximately 4.8 million rentable square feet.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 1999, the Company owned 87% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's Common Stock or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

     We also provide leasing, property management, real estate development, construction and other services for our properties as well as for third parties. We conduct our third-party, fee-based services through Highwoods Services, Inc., a subsidiary of the Operating Partnership, and through Highwoods/ Tennessee Properties, Inc., a wholly owned subsidiary of the Company.

     The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604, and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets.


Operating Strategy

     Diversification. Since our formation in 1994, we have significantly reduced our dependence on any particular market, property type or tenant. Our in-service portfolio has expanded from 41 North Carolina office properties (40 of which were in the Research Triangle area of North Carolina) to 605 in-service office, industrial and retail properties and 2,303 apartment units in 17 markets in the Southeast and Midwest.

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

     Managed Growth Strategy. Our strategy has been to focus our real estate activities in markets where we believe our extensive local knowledge gives us a competitive advantage over other real estate developers and operators. As we expanded into new markets, we have continued to maintain this localized approach by combining with local real estate operators with many years of development and management experience in their respective markets. Approximately two-thirds of our properties were either developed by us or are managed on a day-to-day basis by personnel who previously managed, leased and/or developed those properties before their acquisition by us.

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

     o the selective disposition of non-core assets; and

     o the sale or contribution of certain of our wholly owned properties to strategic joint ventures formed with selected institutional investors.

Recent Developments

     The following table summarizes the acquisitions and dispositions completed during 1999 as well as assets contributed to joint ventures in 1999 ($ in thousands):


     Acquisition Activity



                                                        Acquisition
                                           Building       Closing        Rentable      Initial
Property                      Market       Type (1)        Date        Square Feet      Cost
---------------------------   ----------- ----------   ------------   -------------  ----------
     Cypress Commons          Tampa           O          06/04/99     114,000        $ 12,000
     Cypress Center           Tampa           O          06/30/99      83,000           8,000
     5404 Cypress Center      Tampa           O          07/21/99     153,000          15,700
     Century Plaza I & II     Atlanta         O          09/01/99     206,000          19,500
     3322 West End            Nashville       O          10/08/99     216,000          30,100
     Innsbrook Center         Richmond        O          12/27/99      67,000           7,625
     Mercer Plaza             Richmond        O          12/27/99     121,000          13,875
                                                                      -------        --------
  Total                                                               960,000        $106,800
                                                                      =======        ========

  Disposition Activity



                                                           Building     Date       Rentable      Sales
Property                              Market               Type (1)     Sold     Square Feet     Price
------------------------------------  ------------------- ---------- ---------- ------------- -----------
     Members Warehouse                Piedmont Triad           I     04/01/99        80,000    $  2,200
     Comeau Building                  South Florida            O     04/20/99        87,000       4,200
     South Florida portfolio          South Florida           O/I    06/07/99     3,275,000     323,000
     Phoenix Building                 Research Triangle        O     06/07/99        26,000       3,000
     Baltimore portfolio              Baltimore                O     06/30/99       737,000      82,200
     Grassy Creek                     Piedmont Triad           I     06/30/99       665,000      17,300
     Virginia Center Tech Park        Richmond                 O     08/02/99       120,000       8,500
     1765 The Exchange                Atlanta                  O     08/12/99        90,000       7,400
     4000 Old Court Medical           Baltimore                O     08/12/99        42,000       5,800
     Cotton Building                  Research Triangle        O     08/31/99        40,000       3,600
     4000 Aerial Center               Research Triangle        O     09/02/99        25,000       3,300
     Georgetown Market Place          Kansas City              R     11/10/99        95,000       7,625
     Riverside Building               Hampton Roads            O     12/10/99        87,000       8,250
     Central Florida portfolio        Orlando/Tampa           O/I    12/20/99     2,122,000     165,329
     Florida Flex                     Tampa                   O/I    12/22/99       751,000      45,700
     Clearwater Tower                 Tampa                    O     12/29/99       100,000       8,300
     Penn Wick, Tama & Cole Garden    Kansas City              M     12/31/99        N/A            675
                                                                                  ---------    --------
      Total                                                                       8,342,000    $696,379
                                                                                  =========    ========

  Joint Venture Activity



                                                                          Rentable
                                            Building         Date          Square
Name                            Market      Type (1)     Contributed        Feet         Proceeds
-----------------------------   ---------- ----------   -------------   ------------   -----------
     Dreilander-Fonds 98/29     Various        O          03/15/99       1,198,000     $142,000
                                                                         ---------     --------
      Total                                                              1,198,000     $142,000
                                                                         =========     ========

----------
(1) O = Office
     I  = Industrial
     R = Retail
     M = Multifamily

Development Activity

     The following table summarizes the 24 development projects placed in service during 1999 ($ in thousands):


     Placed In Service



                                                                 Month
                                                   Building     Placed      Number of     Rentable      Initial
Name                          Market               Type (1)   in Service   Properties   Square Feet     Cost (2)
----------------------------- ------------------- ---------- ------------ ------------ -------------  -----------
Newpoint Place III            Atlanta                  O     Feb-99             1           84,000     $  3,358
Chastain Place II             Atlanta                  O     Mar-99             1           64,000        2,773
Chastain Place III            Atlanta                  O     Mar-99             1           58,000        2,253
Highwoods Center I at
  Tradeport                   Atlanta                  O     Apr-99             1           46,000        3,603
Airpark South Warehouse VI    Piedmont Triad           I     Apr-99             1          189,000        7,714
Bluegrass Lakes I             Atlanta                  I     Jun-99             1          112,000        4,883
Capital One Building 1        Richmond                 O     Jun-99             1          126,000       12,387
Eastshore II                  Richmond                 O     Jun-99             1           77,000        7,701
Highwoods Common              Richmond                 O     Jun-99             1           49,000        4,916
Ridgefield III                Asheville                O     Jul-99             1           57,000        5,642
Tradeport I                   Atlanta                  I     Jul-99             1           87,000        3,323
Tradeport II                  Atlanta                  I     Jul-99             1           87,000        4,110
Capital One Building II       Richmond                 O     Jul-99             1           44,000        4,569
Patewood VI                   Greenville               O     Aug-99             1          107,000       12,675
Air Park South Warehouse II   Piedmont Triad           I     Aug-99             1          136,000        3,315
CNA Maitland III              Orlando                  O     Aug-99             1           79,000        9,874
Cool Springs I                Nashville                O     Sep-99             1          153,000       16,361
Highwoods Centre              Research Triangle        O     Sep-99             1           76,000        8,789
Situs II                      Research Triangle        O     Sep-99             1           59,000        6,826
Capital One Building 3        Richmond                 O     Oct-99             1          126,000       13,230
Highwoods Centre              Hampton Roads            O     Nov-99             1          103,000        9,501
Overlook                      Research Triangle        O     Nov-99             1           97,000       11,257
Concourse Center One          Piedmont Triad           O     Dec-99             1           86,000        9,078
Red Oak                       Research Triangle        O     Dec-99             1           65,000        6,740
                                                                               --          -------     --------
Total                                                                          24        2,167,000     $174,878
                                                                               ==        =========     ========

----------
(1)  O  = Office
     I  = Industrial

(2) Initial Cost includes estimated amounts required to complete the project, including tenant improvement costs.

     We had 33 suburban office properties, six industrial properties and two retail properties under development totaling 4.8 million rentable square feet of office and industrial space at December 31, 1999. The following table summarizes these development projects as of December 31, 1999:


     In-process



                                               Rentable    Estimated    Cost at     Pre-Leasing     Estimated       Estimated
          Name                 Market        Square Feet      Cost     12/31/99   Percentage (1)   Completion   Stabilization (2)
----------------------- ------------------- ------------- ----------- ---------- ---------------- ------------ ------------------
                                                              (in thousands)
Office:
Caterpillar Financial
  Center                Nashville             313,000     $ 54,000    $ 38,938          100%         1Q00             1Q00
Eastshore I             Richmond               68,000        7,535       6,335          100          1Q00             1Q00
Eastshore III           Richmond               80,000        8,580       8,613          100          1Q00             1Q00
Intermedia Building 1   Tampa                 200,000       27,040      21,170          100          1Q00             1Q00
Intermedia Building 2   Tampa                  30,000        4,056         376          100          1Q00             1Q00
Intermedia Building 3   Tampa                 170,000       22,984      18,500          100          1Q00             1Q00
Genus                   Orlando                30,000        3,307          --          100          3Q00             3Q00
iXL                     Richmond               57,000        6,875          --          100          3Q00             3Q00
Intermedia Building 4   Tampa                 200,000       29,219       5,158          100          3Q00             3Q00
Valencia Place          Kansas City           241,000       34,850      30,734           80          1Q00             4Q00
ECPI Build-to-suit      Piedmont Triad         30,000        3,020         843          100          3Q00             4Q00
Intermedia Building 5   Tampa                 200,000       29,219       2,562          100          3Q01             3Q01
Capital Plaza           Orlando               303,000       53,000      34,027           40          1Q00             4Q01
Highwoods Tower II      Research Triangle     167,000       25,134       1,495           72          1Q01             2Q02
                                              -------     --------    --------          ---
In-Process
  Office Total
  or Weighted
  Average                                   2,089,000     $308,819    $168,751           87%
                                            =========     ========    ========          ===
Industrial:
ALO                     Piedmont Triad         27,000     $  1,055    $    287          100%         2Q00             2Q00
Bluegrass Valley I      Atlanta               135,000        5,664       2,829          100          3Q00             4Q00
                                            ---------     --------    --------          ---
In-Process Industrial
  Total or Weighted
  Average                                     162,000     $  6,719    $  3,116          100%
                                            =========     ========    ========          ===
Retail:
Valencia Place          Kansas City            81,000     $ 16,650    $ 10,245           83%         1Q00             4Q00
                                            ---------     --------    --------          ---
In-Process Retail
  Total or Weighted
  Average                                      81,000     $ 16,650    $ 10,245           83%
                                            =========     ========    ========          ===
Total or Weighted
  Average of all
  In-Process
  Development
  Projects                                  2,332,000     $332,188    $182,112           88%
                                            =========     ========    ========          ===

----------
(1) Includes the effect of letters of intent.

(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

     Completed-Not Stabilized

                                                 Rentable    Estimated    Cost at
           Name                  Market        Square Feet      Cost     12/31/99
------------------------- ------------------- ------------- ----------- ----------
                                                                (in thousands)
Office:
Deerfield I               Atlanta                50,000     $  4,382    $  3,895
Parkway Plaza 12          Charlotte              22,000        1,800       1,652
Lakefront Plaza I         Hampton Roads          77,000        7,477       7,718
Southwind Building D      Memphis                64,000        6,800       7,122
Westwood South            Nashville             125,000       13,530      13,329
3737 Glenwood Ave.        Research Triangle     108,000       16,700      16,529
10 Glenlake South         Atlanta               259,000       35,100      36,732
Deerfield II              Atlanta                67,000        6,994       4,578
Highwoods Center II @
 Tradeport                Atlanta                54,000        4,825       4,316
Parkway Plaza 11          Charlotte              32,000        2,600       2,511
Parkway Plaza 14          Charlotte              90,000        7,690       6,829
Belfort Park C1           Jacksonville           50,000        4,830       1,996
Belfort Park C2           Jacksonville           36,000        2,730       2,434
4101 Research Commons     Research Triangle      73,000        9,311       8,437
Stony Point II            Richmond              136,000       13,881      12,794
HIW Center @ Peachtree
 Corners                  Atlanta               109,000        9,238       5,881
Mallard Creek V           Charlotte             118,000       12,262      10,488
Lakeview Ridge III        Nashville             131,000       13,100      10,989
Lakpoint II               Tampa                 225,000       34,106      22,960
                                                -------     --------    --------
Completed-Not Stabilized
 Office Total or
 Weighted Average                             1,826,000     $207,356    $181,190
                                              =========     ========    ========
Industrial:
Air Park South
 Warehouse III            Piedmont Triad        120,000     $  3,626    $  2,894
Air Park South
 Warehouse IV             Piedmont Triad         86,000        2,750       2,679
HIW Distribution Center   Richmond              166,000        6,487       6,328
Newpoint II               Atlanta               131,000        5,167       4,825
                                              ---------     --------    --------
Completed-Not Stabilized
 Industrial Total or
 Weighted Average                               503,000     $ 18,030    $ 16,726
                                              =========     ========    ========
Retail:
Seville Square            Kansas City            99,000     $ 21,000    $ 20,791
                                              ---------     --------    --------
Completed-Not Stabilized
 Retail Total or
 Weighted Average                                99,000     $ 21,000    $ 20,791
                                              =========     ========    ========
Total or Weighted
 Average of all
 Completed-Not
 Stabilized
 Development Projects                         2,428,000     $246,386    $218,707
                                              =========     ========    ========
Total or Weighted
 Average of all
 Development Projects                         4,760,000     $578,574    $400,819
                                              =========     ========    ========



                               Percent
                               leased/       Estimated       Estimated
           Name            Pre-leased (1)   Completion   Stabilization (2)
------------------------- ---------------- ------------ ------------------
Office:
Deerfield I                      100%         3Q99             1Q00
Parkway Plaza 12                  95          1Q99             1Q00
Lakefront Plaza I                 96          2Q99             1Q00
Southwind Building D              97          2Q99             1Q00
Westwood South                    94          3Q99             1Q00
3737 Glenwood Ave.                92          3Q99             1Q00
10 Glenlake South                 90          1Q99             2Q00
Deerfield II                      --          3Q99             2Q00
Highwoods Center II @
 Tradeport                        56          3Q99             2Q00
Parkway Plaza 11                  64          1Q99             2Q00
Parkway Plaza 14                  57          2Q99             2Q00
Belfort Park C1                   28          3Q99             2Q00
Belfort Park C2                   38          3Q99             2Q00
4101 Research Commons             66          3Q99             2Q00
Stony Point II                    78          2Q99             2Q00
HIW Center @ Peachtree
 Corners                          59          3Q99             3Q00
Mallard Creek V                   49          4Q99             4Q00
Lakeview Ridge III                60          2Q99             4Q00
Lakpoint II                       75          4Q99             4Q00
                                 ---
Completed-Not Stabilized
 Office Total or
 Weighted Average                 72%
                                 ===
Industrial:
Air Park South
 Warehouse III                   100%         4Q99             1Q00
Air Park South
 Warehouse IV                    100          4Q99             1Q00
HIW Distribution Center           82          1Q99             2Q00
Newpoint II                       33          3Q99             2Q00
                                 ---
Completed-Not Stabilized
 Industrial Total or
 Weighted Average                 77%
                                 ===
Retail:
Seville Square                    97%         2Q99             3Q00
                                 ---
Completed-Not Stabilized
 Retail Total or
 Weighted Average                 97%
                                 ===
Total or Weighted
 Average of all
 Completed-Not
 Stabilized
 Development Projects             74%
                                 ===
Total or Weighted
 Average of all
 Development Projects             81%
                                 ===

----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

     Development Analysis


                                            Rentable      Estimated      Pre-Leasing
                                          Square Feet        Cost       Percentage (1)
                                         ------------- --------------- ---------------
                                                        (in thousands)
Summary By Estimated Stabilization Date
 First Quarter 2000                        1,436,000       $173,783           99%
 Second Quarter 2000                       1,121,000        100,670           65
 Third Quarter 2000                          495,000         69,639           90
 Fourth Quarter 2000                         961,000        119,652           76
 Third Quarter 2001                          200,000         29,219          100
 Fourth Quarter 2001                         303,000         53,000           40
 Second Quarter 2002                         167,000         25,134           72
 Held for Sale                                77,000          7,477           96
                                           ---------       --------          ---
 Total or Weighted Average                 4,760,000       $578,574           81%
                                           =========       ========          ===
Summary by Market:
 Atlanta                                     805,000       $ 71,370           69%
 Charlotte                                   262,000         24,352           57
 Jacksonville                                 86,000          7,560           32
 Kansas City                                 421,000         72,500           85
 Memphis                                      64,000          6,800           97
 Nashville                                   569,000         80,630           89
 Orlando                                     333,000         56,307           45
 Piedmont Triad                              263,000         10,451          100
 Research Triangle                           348,000         51,145           77
 Richmond                                    507,000         43,358           88
 Tampa                                     1,025,000        146,624           95
 Held for Sale                                77,000          7,477           96
                                           ---------       --------          ---
 Total or Weighted Average                 4,760,000       $578,574           81%
                                           =========       ========          ===
 Build-to-Suit                             1,092,000       $142,890          100%
 Multi-tenant                              3,591,000        428,207           74
 Held for Sale                                77,000          7,477           96
                                           ---------       --------          ---
 Total or Weighted Average                 4,760,000       $578,574           81%
                                           =========       ========          ===


                              Average
                             Rentable        Average
                              Square        Estimated           Average
                               Feet            Cost         Pre-Leasing (1)
                            ----------   ---------------   ----------------
                                          (in thousands)
Average Per Property Type:
 Office                      119,938         $15,897               79%
 Industrial                  110,833           4,125               82
 Retail                       90,000          18,825               91
 Held for Sale                77,000           7,477               96
                             -------         -------               --
 Weighted Average            116,098         $14,112               81%
                             =======         =======               ==

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


Employees
     As of December 31, 1999, the Operating Partnership employed 529 persons, as compared to 609 at December 31, 1998.

ITEM 2. PROPERTIES

General

     As of December 31, 1999, we owned or had a majority interest in 563 in-service office, industrial and retail properties, encompassing approximately
39.0 million rentable square feet and 1,885 apartment units. The following table sets forth certain information about our majority-owned in-service properties at December 31, 1999 in each of our 17 markets:


                                                                    Percentage of December 1999 Rental Revenue
                                Rentable                     --------------------------------------------------------
                             Square Feet (1)  Occupancy (2)   Office   Industrial   Retail   Multi-Family     Total
                            ---------------- --------------- -------- ------------ -------- -------------- ----------
Piedmont Triad ............     8,691,000           93%         6.4%       4.7%        --          --          11.1%
Atlanta ...................     6,003,000           94          9.4        2.9         --          --          12.3
Research Triangle .........     4,871,000           94         14.4        0.4         --          --          14.8
Tampa .....................     3,360,000           97         11.1        0.3         --          --          11.4
Kansas City ...............     3,014,000           94          3.6        0.4        5.7%        3.6%         13.3
Nashville .................     2,419,000           90          7.0        0.7         --          --           7.7
Richmond ..................     2,127,000           98          5.6        0.2         --          --           5.8
Charlotte .................     1,893,000           92          3.6        0.6         --          --           4.2
Orlando ...................     1,713,000           95          5.4         --         --          --           5.4
Jacksonville ..............     1,488,000           87          3.7         --         --          --           3.7
Greenville ................     1,220,000           94          3.1        0.2         --          --           3.3
Memphis ...................       779,000           99          3.1         --         --          --           3.1
Columbia ..................       426,000           81          1.1         --         --          --           1.1
Tallahassee ...............       413,000           98          1.4         --         --          --           1.4
Hampton Roads .............       279,000           84          0.4        0.2         --          --           0.6
Asheville .................       180,000           88          0.3        0.1         --          --           0.4
Other .....................       100,000           93          0.4         --         --          --           0.4
                                ---------           --         ----       ----        ---         ---         -----
Total .....................    38,976,000           94%        80.0%      10.7%       5.7%        3.6%        100.0%
                               ==========           ==         ====       ====        ===         ===         =====

----------
(1) Excludes Kansas City's basement space and apartment units.
(2) Excludes Kansas City's apartment units occupancy of 96%.

     The following table sets forth certain information about the portfolio of our majority-owned in-service and development properties as of December 31, 1999 and 1998:


                                              December 31, 1999              December 31, 1998
                                         ----------------------------   ---------------------------
                                                            Percent                       Percent
                                            Rentable        Leased/        Rentable       Leased/
                                          Square Feet     Pre-Leased     Square Feet     Pre-leased
                                         -------------   ------------   -------------   -----------
In-Service
 Office ..............................   26,072,000            94%      31,110,000           94%
 Industrial ..........................   11,325,000            94       11,871,000           93
 Retail ..............................    1,579,000            94        1,661,000           92
                                         ----------            --       ----------           --
   Total or Weighted Average .........   38,976,000            94%      44,642,000           94%
                                         ==========            ==       ==========           ==
Development
 Completed -- Not Stabilized
 Office ..............................    1,826,000            72%       1,196,000           77%
 Industrial ..........................      503,000            77          461,000           89
 Retail ..............................       99,000            97               --           --
                                         ----------            --       ----------           --
   Total or Weighted Average .........    2,428,000            74%       1,657,000           80%
                                         ==========            ==       ==========           ==
 In Process
 Office ..............................    2,089,000            87%       4,389,000           63%
 Industrial ..........................      162,000           100          652,000           66
 Retail ..............................       81,000            83          200,000           65
                                         ----------           ---       ----------           --
   Total or Weighted Average .........    2,332,000            88%       5,241,000           64%
                                         ==========           ===       ==========           ==
Total
 Office ..............................   29,987,000                     36,695,000
 Industrial ..........................   11,990,000                     12,984,000
 Retail ..............................    1,759,000                      1,861,000
                                         ----------                     ----------
   Total .............................   43,736,000                     51,540,000
                                         ==========                     ==========

Tenants
     The following table sets forth information concerning the 20 largest tenants of our majority-owned in-service properties as of December 31, 1999:

                                                                            Percent of Total
                                         Number          Annualized            Annualized
Tenant                                 of Leases     Rental Revenue (1)      Rental Revenue
-----------------------------------   -----------   --------------------   -----------------
                                                       (in thousands)
AT&T ..............................         9             $ 13,323                 2.7%
Federal Government ................        63               13,249                 2.7
Bell South ........................        52               10,261                 2.1
IBM ...............................        11                8,757                 1.8
Capital One Services ..............         5                7,009                 1.4
US Airways ........................         8                6,518                 1.3
PricewaterhouseCoopers ............         8                5,719                 1.2
Nortel Networks ...................         3                5,192                 1.1
Sara Lee ..........................         9                4,584                 0.9
Sprint ............................        13                4,212                 0.9
Intermedia Communications .........        17                4,198                 0.9
State of Florida ..................         7                4,150                 0.9
Lockheed Martin ...................         4                3,482                 0.7
Prudential ........................        14                3,115                 0.6
International Paper ...............         9                2,704                 0.6
MCI Worldcom ......................        22                2,674                 0.5
Bank of America ...................        16                2,378                 0.5
IKON Office Soultions .............         8                2,328                 0.5
GTE ...............................         7                2,313                 0.5
General Electric ..................        12                2,301                 0.5
                                           --             --------                ----
    Total .........................       297             $108,467                22.3%
                                          ===             ========                ====

----------
(1) Annualized Rental Revenue is December 1999 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

     The following tables set forth certain information about leasing activities at our majority-owned in-service properties (excluding apartment units) for the years ended December 31, 1999, 1998 and 1997.



                                                     1999
                                 --------------------------------------------
                                     Office       Industrial       Retail
                                 -------------- -------------- --------------
 Net Effective Rents
   Related to Re-Leased
   Space:
 Number of lease
   transactions (signed
   leases) .....................        1,051           249            101
 Rentable square footage
   leased ......................    5,086,408     2,786,017        378,304
 Average per rentable
   square foot over the
   lease term:
   Base rent ...................  $    15.58     $    5.35      $   17.24
   Tenant improvements .........       (  .82)        ( .28)        ( 1.02)
   Leasing commissions .........       (  .39)        ( .13)        (  .44)
   Rent concessions ............       (  .03)        ( .01)        (  .01)
                                  -----------    ----------     ----------
   Effective rent ..............  $    14.34     $    4.93      $   15.77
   Expense stop (1) ............       ( 4.19)        ( .28)        (  .07)
                                  -----------    ----------     ----------
   Equivalent effective net
    rent .......................  $    10.15     $    4.65      $   15.70
                                  ===========    ==========     ==========
 Average term in years .........            5             4              6
                                  ===========    ==========     ==========
 Rental Rate Trends:
 Average final rate with
   expense pass-throughs .......  $    15.13     $    5.05      $   12.21
 Average first year cash
   rental rate .................  $    15.68     $    5.24      $   16.28
                                  -----------    ----------     ----------
 Percentage increase ...........         3.64%         3.76%         33.33%
                                  ===========    ==========     ==========
 Capital Expenditures
   Related to Re-leased
   Space:
 Tenant Improvements:
   Total dollars committed
    under signed leases ........  $21,748,441    $3,621,621     $4,589,543
   Rentable square feet ........    5,086,408     2,786,017        378,304
                                  -----------    ----------     ----------
   Per rentable square foot.....  $     4.28     $    1.30      $   12.13
                                  ===========    ==========     ==========
 Leasing Commissions:
   Total dollars committed
    under signed leases ........  $ 8,990,333    $1,336,828     $1,069,227
   Rentable square feet ........    5,086,408     2,786,017        378,304
                                  -----------    ----------     ----------
   Per rentable square foot.....  $     1.77     $     .48      $    2.83
                                  ===========    ==========     ==========
 Total:
   Total dollars committed
    under signed leases ........  $30,738,774    $4,958,449     $5,658,770
   Rentable square feet ........    5,086,408     2,786,017        378,304
                                  -----------    ----------     ----------
   Per rentable square foot.....  $     6.04     $    1.78      $   14.96
                                  ===========    ==========     ==========



                                                    1998                                 1997
                                 ------------------------------------------- -----------------------------
                                     Office       Industrial       Retail        Office       Industrial
                                 -------------- -------------- ------------- -------------- --------------
 Net Effective Rents
   Related to Re-Leased
   Space:
 Number of lease
   transactions (signed
   leases) .....................        1,042           207            26             520           241
 Rentable square footage
   leased ......................    5,004,005     1,400,108        66,964       2,531,393     1,958,539
 Average per rentable
   square foot over the
   lease term:
   Base rent ...................  $    16.00     $    5.81        $ 14.81     $    16.04     $    5.37
   Tenant improvements .........       ( 0.81)        (0.26)       ( 0.82)         ( 1.06)        (0.22)
   Leasing commissions .........       ( 0.35)        (0.12)       ( 0.58)         ( 0.39)        (0.13)
   Rent concessions ............       ( 0.03)           --        ( 0.26)         ( 0.01)        (0.01)
                                  -----------    ----------       -------     -----------    ----------
   Effective rent ..............  $    14.81     $    5.43        $ 13.15     $    14.58     $    5.01
   Expense stop (1) ............       ( 4.25)        (0.37)       ( 0.84)         ( 3.53)        (0.23)
                                  -----------    ----------       -------     -----------    ----------
   Equivalent effective net
    rent .......................  $    10.56     $    5.06        $ 12.31     $    11.05     $    4.78
                                  ===========    ==========       =======     ===========    ==========
 Average term in years .........            5             3             6               4             3
                                  ===========    ==========       =======     ===========    ==========
 Rental Rate Trends:
 Average final rate with
   expense pass-throughs .......  $    14.12     $    5.39        $ 10.35     $    13.78     $    5.08
 Average first year cash
   rental rate .................  $    15.12     $    5.58        $ 12.41     $    14.76     $    5.37
                                  -----------    ----------       -------     -----------    ----------
 Percentage increase ...........         7.08%         3.53%        19.9  %          7.11%         5.71%
                                  ===========    ==========       =======     ===========    ==========
 Capital Expenditures
   Related to Re-leased
   Space:
 Tenant Improvements:
   Total dollars committed
    under signed leases ........  $19,144,349    $1,226,526       $340,620    $11,443,099    $1,421,203
   Rentable square feet ........    5,004,005     1,400,108        66,964       2,531,393     1,958,539
                                  -----------    ----------       --------    -----------    ----------
   Per rentable square foot.....  $     3.83     $    0.88        $  5.09     $     4.52     $    0.73
                                  ===========    ==========       ========    ===========    ==========
 Leasing Commissions:
   Total dollars committed
    under signed leases ........  $ 8,348,495    $  558,840       $222,315    $ 4,247,280    $  890,280
   Rentable square feet ........    5,004,005     1,400,108        66,964       2,531,393     1,958,539
                                  -----------    ----------       --------    -----------    ----------
   Per rentable square foot.....  $     1.67     $    0.40        $  3.32     $     1.68     $    0.45
                                  ===========    ==========       ========    ===========    ==========
 Total:
   Total dollars committed
    under signed leases ........  $27,492,844    $1,785,367       $562,935    $15,690,379    $2,311,483
   Rentable square feet ........    5,004,005     1,400,108        66,964       2,531,393     1,958,539
                                  -----------    ----------       --------    -----------    ----------
   Per rentable square foot.....  $     5.49     $    1.28        $  8.41     $     6.20     $    1.18
                                  ===========    ==========       ========    ===========    ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations for executed leases at our majority-owned in-service properties (excluding apartment units) as of December 31, 1999, assuming no tenant exercises renewal options.



Office Properties:



                                                                                    Average       Percentage of
                                               Percentage of                         Annual       Leased Rents
                                Rentable           Leased        Annual Rents     Rental Rate      Represented
                Number of     Square Feet      Square Footage       Under          Per Square          by
     Lease        Leases       Subject to      Represented by      Expiring         Foot for        Expiring
   Expiring      Expiring   Expiring Leases   Expiring Leases     Leases (1)    Expirations (1)      Leases
-------------- ----------- ----------------- ----------------- --------------- ----------------- --------------
                                                                (in thousands)
     2000           898         3,439,598           13.8%          $ 56,400        $  16.40            14.1%
     2001           598         3,665,100           14.8             59,636           16.27            14.9
     2002           657         3,834,351           15.5             62,252           16.24            15.6
     2003           456         3,775,629           15.2             61,296           16.23            15.3
     2004           374         2,726,830           11.0             44,668           16.38            11.2
     2005           113         1,456,658            5.9             23,138           15.88             5.8
     2006            64         1,647,918            6.6             27,106           16.45             6.8
     2007            29           773,551            3.1             12,624           16.32             3.2
     2008            53         1,540,816            6.2             21,702           14.08             5.4
     2009            22           976,289            3.9             15,750           16.13             3.9
  Thereafter         88         1,000,782            4.0             15,274           15.26             3.8
                  -----        ----------          -----           --------        --------           -----
                  3,352        24,837,522          100.0%          $399,846        $  16.10           100.0%
                  =====        ==========          =====           ========        ========           =====

Industrial Properties:



                                                                                    Average       Percentage of
                                               Percentage of                         Annual       Leased Rents
                                Rentable           Leased        Annual Rents     Rental Rate      Represented
                Number of     Square Feet      Square Footage       Under          Per Square          by
     Lease        Leases       Subject to      Represented by      Expiring         Foot for        Expiring
   Expiring      Expiring   Expiring Leases   Expiring Leases     Leases (1)    Expirations (1)      Leases
-------------- ----------- ----------------- ----------------- --------------- ----------------- --------------
                                                                (in thousands)
     2000          228          2,537,554           23.1%          $11,734          $  4.62            20.2%
     2001          149          1,771,632           16.1             8,643             4.88            14.9
     2002          138          1,778,493           16.2             8,035             4.52            13.8
     2003           58            787,214            7.2             4,429             5.63             7.6
     2004           75          2,310,262           21.0            12,116             5.24            20.8
     2005           17            323,313            2.9             2,402             7.43             4.1
     2006           14            459,385            4.2             3,291             7.16             5.7
     2007            7            189,148            1.7             1,264             6.68             2.2
     2008            6            247,737            2.3             2,006             8.10             3.5
     2009           12            422,377            3.8             3,638             8.61             6.3
  Thereafter        10            159,727            1.5               540             3.38             0.9
                   ---          ---------          -----           -------          -------           -----
                   714         10,986,842          100.0%          $58,098          $  5.29           100.0%
                   ===         ==========          =====           =======          =======           =====

----------
(1) Annual Rents Under Expiring Leases are December 1999 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

Retail Properties:



                                                                                      Average       Percentage of
                                                 Percentage of                         Annual       Leased Rents
                                  Rentable           Leased        Annual Rents     Rental Rate      Represented
                  Number of     Square Feet      Square Footage       Under          Per Square          by
      Lease         Leases       Subject to      Represented by      Expiring         Foot for        Expiring
    Expiring       Expiring   Expiring Leases   Expiring Leases     Leases (1)    Expirations (1)      Leases
---------------- ----------- ----------------- ----------------- --------------- ----------------- --------------
                                                                  (in thousands)
      2000            97           228,767            14.5%          $ 3,757         $  16.42            12.6%
      2001            53           130,267             8.3             3,175            24.37            10.7
      2002            50           145,077             9.2             2,459            16.95             8.3
      2003            46           118,582             7.5             2,531            21.34             8.5
      2004            33           209,764            13.3             2,315            11.04             7.8
      2005            16            52,135             3.3             1,496            28.69             5.0
      2006            21            71,533             4.5             1,628            22.76             5.5
      2007            10            52,542             3.3               949            18.06             3.2
      2008            15           107,595             6.8             3,413            31.72            11.5
      2009            21           141,808             9.0             2,713            19.13             9.1
   Thereafter         17           318,489            20.3             5,302            16.65            17.8
                     ---         ---------           -----           -------         --------           -----
                     379         1,576,559           100.0%          $29,738         $  18.86           100.0%
                     ===         =========           =====           =======         ========           =====

Total:



                                                                                      Average      Percentage of
                                                 Percentage of                        Annual       Leased Rents
                                  Rentable           Leased        Annual Rents     Rental Rate     Represented
                  Number of     Square Feet      Square Footage       Under         Per Square          by
      Lease         Leases       Subject to      Represented by      Expiring        Foot for        Expiring
    Expiring       Expiring   Expiring Leases   Expiring Leases     Leases (1)    Expirations(1)      Leases
---------------- ----------- ----------------- ----------------- --------------- ---------------- --------------
                                                                  (in thousands)
      2000          1,223         6,205,919           16.6%          $ 71,891        $  11.58           14.7%
      2001            800         5,566,999           14.9             71,454           12.84           14.7
      2002            845         5,757,921           15.4             72,746           12.63           15.0
      2003            560         4,681,425           12.5             68,256           14.58           14.0
      2004            482         5,246,856           14.0             59,099           11.26           12.1
      2005            146         1,832,106            4.9             27,036           14.76            5.5
      2006             99         2,178,836            5.8             32,025           14.70            6.6
      2007             46         1,015,241            2.7             14,837           14.61            3.0
      2008             74         1,896,148            5.1             27,121           14.30            5.6
      2009             55         1,540,474            4.1             22,101           14.35            4.5
   Thereafter         115         1,478,998            4.0             21,116           14.28            4.3
                    -----         ---------          -----           --------        --------          -----
                    4,445        37,400,923          100.0%          $487,682        $  13.04          100.0%
                    =====        ==========          =====           ========        ========          =====

----------
(1) Annual Rents Under Expiring Leases are December 1999 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

Development Land

     As of December 31, 1999, we owned 1,473 acres and had committed to purchase over the next three years an additional 317 acres of land for development. We estimate that we can develop approximately 12.6 million square feet of office, industrial and retail space on the development land.

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


ITEM 3. LEGAL PROCEEDINGS

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of
Section 14(a) of the Securities Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiffs' allegations, and intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in the matter is proceeding. Due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation. If this litigation is not resolved in our favor, it could have a material adverse effect on our business, financial condition and results of operations.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company is the sole general partner of the Operating Partnership. The following table sets forth certain information with respect to the Company's executive officers:



Name                      Age    Position and Background
----------------------   -----   ---------------------------------------------------------------------------
 Ronald P. Gibson        55      Director, President and Chief Executive Officer. Mr. Gibson is one of our
                                 founders and has served as President or managing partner of our predecessor since its formation in 1978.
 John L. Turner          53      Director, Vice Chairman of the Board of Directors and Chief Investment
                                 Officer. Mr. Turner co-founded the predecessor of Forsyth Properties in
                                 1975.
 Edward J. Fritsch       41      Executive Vice President, Chief Operating Officer and Secretary.
                                 Mr. Fritsch joined us in 1982.
 Gene H. Anderson        54      Director and Senior Vice President. Mr. Anderson manages the operations of our Georgia properties. Mr. Anderson was the founder and president of Anderson Properties, Inc. prior to its merger with the Company.
 Michael E. Harris       50      Senior Vice President. Mr. Harris is responsible for our operations in
                                 Tennessee, Missouri, Kansas and Maryland. Mr. Harris was executive vice president of Crocker Realty Trust prior to its merger with the Company.
                                 Before joining Crocker Realty Trust, Mr. Harris served as senior vice president, general counsel and chief financial officer of Towermarc
                                 Corporation, a privately owned real estate development firm.
 Marcus H. Jackson       43      Senior Vice President. Mr. Jackson is responsible for our operations in
                                 Virginia, North Carolina and South Carolina. Prior to joining us in 1998,
                                 Mr. Jackson was senior vice president of Compass Development and
                                 Construction Services.
 Dale R. Johannes        49      Senior Vice President. Mr. Johannes is responsible for our operations in
                                 Florida. From 1990 to 1997, Mr. Johannes served as chief operating officer of Associated Capital Properties, Inc.
 Carman J. Liuzzo        39      Vice President, Chief Financial Officer and Treasurer. Prior to joining us in 1994, Mr. Liuzzo was vice president and chief accounting officer for
                                 Boddie-Noell Enterprises, Inc. and Boddie-Noell Restaurant Properties,
                                 Inc. Mr. Liuzzo is a certified public accountant.
 Mack D. Pridgen III     50      Vice President and General Counsel. Prior to joining us in 1997,
                                 Mr. Pridgen was a partner with Smith Helms Mulliss & Moore, L.L.P.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

Market Information and Distributions

     There is no established public trading market for the Common Units. The following table sets forth the cash distributions paid per Common Unit during each quarter. Comparable cash distributions are expected in the future. As of March 20, 2000 there were 198 record holders of Common Units (other than the Company).



Quarter                        1999             1998
Ended:                    Distributions     Distributions
----------------------   ---------------   --------------
March 31 .............   $ 0.54               $  0.51
June 30 ..............     0.54                  0.51
September 30 .........    0.555                  0.54
December 31 ..........    0.555                  0.54

Sales of Unregistered Securities

     In connection with the acquisition of real estate, the Operating Partnership frequently issues Common Units to sellers of real estate in reliance on exemptions from registration under the Securities Act of 1933. In connection with acquisitions in 1999, the Operating Partnership issued 450,451 Common Units in offerings exempt from the registration requirements of the Securities Act. We exercised reasonable care to assure that each of the offerees of Common Units in 1999 was an "accredited investor" under Rule 501 of the Securities Act and that the investors were not purchasing the Common Units with a view to their distribution. Specifically, we relied on the exemptions provided by Section 4(2) of the Securities Act or Rule 506 under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information for the Operating Partnership as of December 31, 1999, 1998, 1997, 1996 and 1995 and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 ($ in thousands, except per share amounts):



                                                Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                                               December 31,   December 31,   December 31,   December 31,   December 31,
                                                   1999           1998           1997           1996           1995
                                              -------------- -------------- -------------- -------------- -------------
Operating Data:
 Total revenue .............................. $  579,874     $  509,762     $  273,165     $  132,302     $  73,522
 Rental property
   operating expenses (1) ...................    173,676        154,211         76,743         33,657        17,049
 General and
   administrative ...........................     22,345         20,630         10,216          5,636         2,737
 Interest expense ...........................    111,385         93,959         47,394         25,230        13,720
 Depreciation and amortization ..............    112,039         91,397         47,260         21,105        11,082
                                              -----------    -----------    -----------    -----------    ---------
 Income before cost of unsuccessful
   transactions, gain on disposition
   of assets and extraordinary item .........    160,429        149,565         91,552         46,674        28,934
 Cost of unsuccessful transactions ..........     (1,500)          (146)            --             --            --
 Gain on disposition of assets ..............      7,997          1,716             --             --            --
                                              -----------    -----------    -----------    -----------    ---------
 Income before extraordinary item ...........    166,926        151,135         91,552         46,674        28,934
 Extraordinary item-loss
   on early extinguishment
   of debt ..................................     (7,341)          (387)        (6,945)        (2,432)       (1,068)
                                              -----------    -----------    -----------    -----------    ---------
 Net income ................................. $  159,585     $  150,748     $   84,607     $   44,242     $  27,866
 Dividends on preferred units ...............    (32,580)       (30,092)       (13,117)            --            --
                                              -----------    -----------    -----------    -----------    ---------
 Net income available for Class A
   common units ............................. $  127,005     $  120,656     $   71,490     $   44,242     $  27,866
                                              ===========    ===========    ===========    ===========    =========
 Net income per common
   unit -- basic ............................ $     1.81     $     1.86     $     1.54     $     1.48     $    1.49
                                              ===========    ===========    ===========    ===========    =========
 Net income per common
   unit -- diluted .......................... $     1.81     $     1.85     $     1.53     $     1.47     $    1.48
                                              ===========    ===========    ===========    ===========    =========
Balance Sheet Data
 (at end of period):
 Net real estate assets ..................... $3,649,059     $3,891,883     $2,601,211     $1,364,606     $ 593,066
                                              -----------    -----------    -----------    -----------    ---------
 Total assets ...............................  3,972,079      4,247,700      2,707,240      1,429,488       621,134
                                              -----------    -----------    -----------    -----------    ---------
 Total mortgages and
   notes payable ............................  1,719,117      1,906,216        978,558        555,876       182,736
                                              -----------    -----------    -----------    -----------    ---------
Other data:
 Number of in-service
   properties ...............................        563            658            481            292           191
                                              -----------    -----------    -----------    -----------    ---------
 Total rentable square
   feet ..................................... 38,976,000     44,642,000     30,721,000     17,455,000     9,215,000
                                              ===========    ===========    ===========    ===========    =========

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

     In February 1995, we expanded into other North Carolina markets and diversified our portfolio to include industrial and service center properties with our $170.0 million, 57-property business combination with Forsyth Partners. During 1995, we acquired an aggregate of 144 properties, encompassing
6.4 million square feet, at an initial cost of $369.9 million.

     In September 1996, we acquired 5.7 million rentable square feet of office and service center space through our $566.0 million merger with Crocker Realty Trust, Inc. During 1996, we acquired an aggregate of 91 properties, encompassing 7.3 million square feet, at an initial cost of $704.0 million.

     In October 1997, we acquired 6.4 million rentable square feet of office space through our $617.0 million merger with Associated Capital Properties, Inc. During 1997, we acquired an aggregate of 176 properties, encompassing 12.8 million rentable square feet, at an initial cost of $1.1 billion.

     In July 1998, we acquired 5.7 million rentable square feet of office, industrial and retail space as well as multi-family communities through our $544.0 million merger with J.C. Nichols Company. During 1998, we acquired an aggregate of 186 properties, encompassing 14.9 million rentable square feet and 2,325 apartment units, at an initial cost of $1.2 billion.

     During 1999, in an effort to increase portfolio quality and return on invested capital, we sold 123 properties, encompassing 8.3 million rentable square feet for an aggregate sales price of $696.4 million and contributed or sold to joint ventures 13 properties, encompassing 1.2 million rentable square feet for a sales price of $142.0 million. In addition, we acquired seven properties, encompassing 960,000 rentable square feet at an initial cost of $106.8 million. See "Business -- Recent Developments" for a table summarizing all acquisition, disposition and joint venture activity in 1999.

     This information should be read in conjunction with the accompanying consolidated financial statements and the related notes thereto.


Results of Operations

     Comparison of 1999 to 1998. Revenues from rental operations increased $66.2 million, or 13.3%, from $496.7 million for the year ended December 31, 1998 to $562.9 million for the year ended December 31, 1999. The increase is primarily a result of our acquisition and development activity in 1998 and 1999. In total, we acquired or completed the development of 3.1 million rentable square feet of majority-owned office, industrial and retail properties during 1999. These additions to our portfolio were offset by the disposition of
8.8 million rentable square feet of majority owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships) in 1999. Same property revenues, which are the revenues of the 403 in-service properties owned on January 1, 1998, increased 3% for the year ended December 31, 1999 compared to the year ended December 31, 1998.

     During the year ended December 31, 1999, 1,401 leases represented 8.3 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 4.9% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $3.2 million from $13.2 million in 1998 to $16.4 million in 1999. The increase is primarily related to an increase in interest income as we maintained a higher cash position. We also generated additional management fees, development fees and leasing commissions in 1999. The Operating Partnership generated $914,425 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols.

     Rental operating expenses increased $19.5 million, or 12.6%, from $154.2 million in 1998 to $173.7 million in 1999. The increase is primarily a result of our acquisition and development activity in 1998 and 1999. In total, we acquired or completed the development of 3.1 million rentable square feet of majority-owned office, industrial and retail properties during 1999. These additions to our portfolio were offset by the disposition of 8.8 million rentable square feet of majority-owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships) in 1999. Rental expenses as a percentage of related rental revenues remained consistent at 31.0% in 1998 and 1999.

     Depreciation and amortization for the years ended December 31, 1999 and 1998 were $112.0 million and $91.4 million, respectively. The increase of $20.6 million, or 22.5%, is due to an average increase in depreciable assets and deferred leasing costs. Interest expense increased $17.4 million, or 18.5%, from $94.0 million in 1998 to $111.4 million in 1999. The increase is attributable to an average increase in outstanding debt related to our acquisition and development activities. The weighted average interest rates on outstanding borrowings remained consistent in 1998 and 1999. Interest expense for the years ended December 31, 1999 and 1998 included $2.8 million and $2.6 million, respectively, of amortization of noncash deferred financing costs and of the costs related to our interest rate hedge contracts. General and administrative expenses decreased from 4.1% of total revenue in 1998 to 3.9% in 1999.

     Net income before extraordinary item equaled $166.9 million and $151.1 million for the years ended December 31, 1999 and 1998, respectively. The Operating Partnership incurred an extraordinary loss in 1999 and 1998 of $7.3 million and $387,000 respectively, related to the early extinguishment of debt. The Operating Partnership recorded $32.6 million and $30.1 million in preferred unit dividends for the years ended December 31, 1999 and 1998, respectively.

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

     Depreciation and amortization for the years ended December 31, 1998 and 1997 were $91.4 million and $47.3 million, respectively. The increase of $44.1 million, or 93.2%, is due to an average increase in depreciable assets and deferred leasing costs. Interest expense increased $46.6 million, or 98.3%, from $47.4 million in 1997 to $94.0 million in 1998. The increase is attributable to an average increase in outstanding debt related to our acquisition and development activities. Interest expense for the years ended December 31, 1998 and 1997 included $2.6 million and $2.3 million, respectively, of amortization of noncash deferred financing costs and of the costs related to our interest rate hedge contracts. General and administrative expenses increased from 3.7% of total revenue in 1997 to 4.1% in 1998.

     Net income before extraordinary item equaled $151.1 million and $91.6 million for the years ended December 31, 1998 and 1997, respectively. The Operating Partnership incurred an extraordinary loss in the first quarter of 1997 of $3.3 million related to the early extinguishment of debt assumed in the acquisition of the Anderson Properties and Century Center portfolios. The Operating Partnership recorded $30.1 million and $13.1 million in preferred unit dividends for the years ended December 31, 1998 and 1997, respectively.


Liquidity and Capital Resources

     Statement of Cash Flows. For the year ended December 31, 1999, the Operating Partnership generated $234.4 million in cash flows from operating activities and $154.0 million from investing activities (primarily as a result of the dispositions of real estate assets, offset in part by additions to real estate assets). These combined cash flows of $388.4 million were used to fund financing activities of $385.2 million, primarily consisting of repayments on our $450.0 million unsecured revolving loan (the "Revolving Loan") and mortgages and notes payable as well as the payment of distributions during 1999.

     Capitalization. The Operating Partnership's indebtedness at December 31, 1999 totaled $1.7 billion and was comprised of $563,000 of secured indebtedness with a weighted average interest rate of 7.8% and $1.2 billion of unsecured indebtedness with a weighted average interest rate of 7.3%. Except as stated below, all of the mortgage and notes payable outstanding at December 31, 1999 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. A portion of our $450.0 million unsecured revolving loan (the "Revolving Loan") and approximately $39.0 million of floating rate notes payable assumed upon consummation of the merger with J.C. Nichols were not covered by interest rate hedge contracts on December 31, 1999.


     We completed the following financing activities during 1999:

o June 1999 equity settlement. On June 9, 1999, the Company settled its August 1997 forward equity transaction with UBS AG, London Branch ("UBS") through a combination of cash and shares of Common Stock. In connection with the settlement, 246,424 shares of the Company's common stock were returned and retired.

o July 1999 debt retirement. On July 1, 1999, we retired a $133.0 million 7.9% mortgage note that was secured by 44 of our properties held by AP Southeast Portfolio Partners, L.P., one of our subsidiaries, by using $138.0 million of availability under our Revolving Loan to repay the principal amount of the mortgage note plus the required yield maintenance premium for early maturity.

o October debt borrowing. On October 21, 1999, we borrowed $188.4 million from Monumental Life Insurance Company, an affiliate of AEGON USA Realty Advisors, Inc., pursuant to one $94.2 million 7.77% mortgage note due 2009 and one $94.2 million 7.87% mortgage note due 2009, which notes are secured by 28 of our properties. We used the net proceeds from these mortgage loans, together with $2.1 million that we received from counterparties to settle two treasury lock agreements in September 1999, to repay amounts outstanding under our revolving Loan.

o December credit facility amendment. On December 9, 1999, we and our lenders amended our Revolving Loan to, among other things, reduce the overall borrowing committment from $600 million to $450 million.

o December share repurchases. On December 14, 1999, the Company announced that its board of directors had authorized a share repurchase plan pursuant to which the Company may, at its sole and absolute discretion, repurchase up to
  10.0 million shares of Common Stock and Common Units. In December 1999, the Company used $25.5 million of net proceeds from our recent disposition activity, either through direct payments or repayment of borrowings under the Revolving Loan, to repurchase 1.2 million shares of Common Stock through periodic open market or privately negotiated transactions at a weighted average price of $22.15 per share.

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

     The following table sets forth information regarding our interest rate hedge contracts as of December 31, 1999 ($ in thousands):



                   Notional     Maturity                                  Fixed        Fair Market
Type of Hedge       Amount        Date      Reference Rate                 Rate           Value
---------------   ----------   ----------   -----------------------   -------------   ------------
 Swap              $20,505      6/10/02     1-Month LIBOR + 0.75%           7.700%       $ (493)
 Collar             80,000     10/15/01     1-Month LIBOR               5.60-6.25           525

     We enter into swaps, collars and caps to limit our exposure to an increase in variable interest rates, particularly with respect to amounts outstanding under our Revolving Loan. The interest rate on all of our variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. Net payments made to counterparties under interest rate hedge contracts were $305,000 during 1999 and were recorded as increases to interest expense.

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

     Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $153.4 million of our existing development activity. See "Business -- Development Activity." We expect to find our short-term liquidity needs through a combination of:

   o additional borrowings under our Revolving Loan (approximately $175.0 million was available as of March 20, 2000);

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


Recent Developments

     Disposition Activity. We currently have 786,000 rentable square feet of properties under contract for sale in various transactions totaling $57.8 million. Additionally, 3.2 million rentable square feet of properties are under various letters of intent for sale at $293.5 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the first and second quarters of 2000. However, we can provide no assurance that all or parts of these transactions will be consummated.

     We expect to use a portion of the net proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under
Section 1031 of the Internal Revenue Code. We expect to reinvest up to $27.1 million of the remaining net proceeds from disposition activity as of December 31, 1999 and up to $75.0 million of the net proceeds from pending disposition activity to acquire in tax-deferred exchange transactions in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our Revolving Loan, will reduce our income from operations until such development projects are placed in service.


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


Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. Statement No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of our derivatives is discussed in Item 7A.


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

     FFO equals net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued a clarification of the definition of FFO. In October 1999, NAREIT issued an additional clarification effective as of January 1, 2000, stipulating that FFO should include both recurring and non-recurring operating results. Consistent with this clarification, non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO. Gains and losses from the sale of depreciable operating property will continue to be excluded from the calculation of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. Cash available for distribution is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.

     FFO and cash available for distribution for the years ended December 31, 1999, 1998 and 1997 are summarized in the following table (in thousands):


                                                                                  Year Ended
                                                                                 December 31,
                                                                  ------------------------------------------
                                                                      1999           1998           1997
                                                                  ------------   ------------   ------------
FFO:
Income before extraordinary item ..............................    $ 166,926      $ 151,135      $  91,552
Add/(Deduct):
  Dividends on preferred units ................................      (32,580)       (30,092)       (13,117)
  Cost of unsuccessful transactions ...........................        1,500            146             --
  Severance costs and other division closing expenses .........        1,813             --             --
  Gain on disposition of assets ...............................       (7,997)        (1,716)            --
  Depreciation and amortization ...............................      112,039         91,397         47,260
  Depreciation on unconsolidated subsidiaries .................        3,215            974             --
                                                                   ---------      ---------      ---------
   FFO ........................................................      244,916        211,844        125,695
Cash Available for Distribution:
Add/(Deduct):
  Rental income from straight-line rents ......................      (14,983)       (13,385)        (7,035)
  Amortization of deferred financing costs ....................        2,823          2,598          2,256
  Non-incremental revenue generating capital expenditures:
   Building improvements paid .................................      (10,056)        (9,029)        (4,401)
   Second generation tenant improvements paid .................      (25,043)       (20,115)        (9,889)
   Second generation lease commissions paid ...................      (13,653)       (13,055)        (5,535)
                                                                   ---------      ---------      ---------
     Cash available for distribution ..........................    $ 184,004      $ 158,858      $ 101,091
                                                                   =========      =========      =========
Weighted average Common Units outstanding -- diluted ..........       70,268         65,132         46,813
                                                                   =========      =========      =========
Dividend payout ratio:
  FFO .........................................................         62.8%          64.6%          73.7%
                                                                   =========      =========      =========
  Cash available for distribution .............................         83.6%          86.1%          91.7%
                                                                   =========      =========      =========

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The effects of potential changes in interest rates are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Results of Operations -- Liquidity and Capital Resources" and the notes to the consolidated financial statements for a description of our accounting policies and other information related to these financial instruments.

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

     Certain Variable Rate Debt. As of December 31, 1999, the Operating Partnership had approximately $159.9 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower in 2000, our interest expense would be increased or decreased approximately $1.6 million for the year ended December 31, 2000. In addition, as of December 31, 1999, we had $80.0 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 85 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense during 2000 with respect to this $80.0 million of debt.

     Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contracts in effect at December 31, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of

Operations -- Liquidity and Capital Resources -- Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 1999 would increase by approximately $1.6 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 1999 would decrease by approximately $1.3 million.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company is the sole general partner of the Operating Partnership. The section under the heading "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2000 is incorporated herein by reference for information on directors of the Company. See ITEM X in Part I hereof for information regarding executive officers of the Company.


ITEM 11. EXECUTIVE COMPENSATION

     The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the section titled "Executive Compensation" of the Proxy Statement are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Operating Partnership has no executive officers or directors. As of December 31, 1999, the only person or group known by us to be holding more than 5% of the Common Units was the Company, which owned 60,519,618 Common Units, or approximately 87% of the outstanding Common Units.


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of Documents Filed as a Part of this Report

       1. Consolidated Financial Statements and Report of Independent Auditors See Index on Page F-1

       2. Financial Statement Schedules
          See Index on Page F-1

       3. Exhibits



Ex.             FN                                  Description
---------- ----------- ---------------------------------------------------------------------
   2.1           (1)   Master Agreement of Merger and Acquisition by and among the
                       Company, the Operating Partnership, Associated Capital Properties,
                       Inc. and its shareholders dated August 27, 1997
   2.2           (2)   Agreement and Plan of Merger by and among the Company, Jackson
                       Acquisition Corp. and J.C. Nichols Company dated December 22,
                       1997
   2.3           (3)   Amendment No. 1 to Agreement and Plan of Merger by and among the
                       Company, Jackson Acquisition Corp. and J.C. Nichols Company dated
                       December 22, 1997
   3.1           (4)   Amended and Restated Articles of Incorporation of the Company
   3.2           (5)   Amended and Restated Bylaws of the Company
   4.1           (5)   Specimen of certificate representing shares of Common Stock
   4.2           (6)   Indenture among AP Southeast Portfolio Partners, L.P., Bankers Trust
                       Company of California, N.A. and Bankers Trust Company dated as of
                       March 1, 1994
   4.3           (7)   Indenture among the Operating Partnership, the Company and First
                       Union National Bank of North Carolina dated as of December 1, 1996
   4.4           (8)   Specimen of certificate representing 8 5/8% Series A Cumulative
                       Redeemable Preferred Shares
   4.5           (9)   Specimen of certificate representing 8% Series B Cumulative
                       Redeemable Preferred Shares
   4.6          (10)   Specimen of certificate representing 8% Series D Cumulative
                       Redeemable Preferred Shares
   4.7          (10)   Specimen of Depositary Receipt evidencing the Depositary Shares each representing  1/10 of an 8% Series D Cumulative Redeemable
                       Preferred Share
   4.8          (10)   Deposit Agreement, dated April 23, 1998, between the Company and
                       First Union National Bank, as preferred share depositary
   4.9           (2)   Purchase Agreement between the Company, UBS Limited and Union
                       Bank of Switzerland, London Branch dated as of August 28, 1997
   4.10          (2)   Forward Stock Purchase Agreement between the Company and Union
                       Bank of Switzerland, London Branch dated as of August 28, 1997
   4.11         (11)   Rights Agreement, dated as of October 6, 1997, between the Company and First Union National Bank, as rights agent
   4.12         (12)   Credit Agreement among the Operating Partnership, the Company, the
                       Subsidiaries named therein and the Lenders named therein dated as of
                       July 3, 1998
   4.13          (2)   Agreement to furnish certain instruments defining the rights of long-term debt holders
   10.1          (5)   Amended and Restated Agreement of Limited Partnership of the
                       Operating Partnership
   10.2          (8)   Amendment to Amended and Restated Agreement of Limited
                       Partnership of the Operating Partnership with respect to Series A
                       Preferred Units

Ex.              FN                                    Description
----------- ----------- ------------------------------------------------------------------------
  10.3            (9)   Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to Series B
                        Preferred Units
  10.4           (10)   Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to Series D
                        Preferred Units
  10.5           (13)   Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to certain rights of limited partners upon a change of control
  10.6           (14)   Form of Registration Rights and Lockup Agreement among the
                        Company and the Holders named therein, which agreement is signed by all Common Unit holders
  10.7           (15)   Amended and Restated 1994 Stock Option Plan
  10.8            (2)   1997 Performance Award Plan
  10.9           (16)   Employment Agreement among the Company, the Operating
                        Partnership and John W. Eakin
  10.10          (17)   Employment Agreement among the Company, the Operating
                        Partnership and Gene H. Anderson
  10.11           (1)   Employment Agreement among the Company, the Operating
                        Partnership and James R. Heistand
  10.12          (19)   Form of Executive Supplemental Employment Agreement between the
                        Company and Named Executive Officers
  10.13          (18)   Form of warrants to purchase Common Stock of the Company issued to John L. Turner, William T. Wilson III and John E. Reece II
  10.14          (16)   Form of warrants to purchase Common Stock of the Company issued to W. Brian Reames, John W. Eakin and Thomas S. Smith
  10.15           (2)   Form of warrants to purchase Common Stock of the Company issued to James R. Heistand and certain other shareholders of Associated
                        Capital Properties, Inc.
  10.16          (20)   Purchase and Sale Agreement dated March 22, 1999, by and among
                        Highwoods/Florida Holdings, L.P. and America's Capital Partners, LLC,
                        as amended by First Amendment to Purchase and Sale Agreement dated April 21, 1999
  10.17          (20)   Purchase and Sale Agreement dated March 22, 1999, by and among
                        Highwoods/Florida Holdings, L.P. and America's Capital Partners, LLC,
                        as amended by First Amendment to Purchase and Sale Agreement dated April 21, 1999
  10.18          (19)   First Amendment to Credit Agreement among the Operating
                        Partnership, the Company, the Subsidiaries named therein and the
                        Lenders named therein dated as of July 3, 1998
  10.19          (19)   Second Amendment to Credit Agreement among the Operating
                        Partnership, the Company, the Subsidiaries named therein and the
                        Lenders named therein dated as of July 3, 1998
  10.20          (21)   Fourth Amendment to Credit Agreement among the Operating
                        Partnership, the Company, the Subsidiaries named therein and the
                        Lenders named therein dated as of December 10, 1999
  10.21                 1999 Shareholder Value Plan
  21             (19)   Schedule of subsidiaries of the Company
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

(19) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(20) Filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(21) Filed as part of the Company's Current Report on Form 8-K dated December 10, 1999 and incorporated herein by reference.

     The Company will provide copies of any exhibit, upon written request, at a cost of $.05 per page.

      (b) Reports on Form 8-K

     On December 22, 1999, we filed a current report on Form 8-K, dated December 10, 1999, setting forth certain exhibits under items 5 and 7.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on March 30, 2000.


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



               Signature                               Title                       Date
--------------------------------------   ---------------------------------   ---------------

/s/  O. TEMPLE SLOAN, JR.                Chairman of the Board of            March 30, 2000
-------------------------------------      Directors of the General
O. Temple Sloan, Jr.                       Partner


/s/  RONALD P. GIBSON                    President, Chief Executive          March 30, 2000
-------------------------------------      Officer and Director of the
Ronald P. Gibson                           General Partner


/s/  JOHN L. TURNER                      Vice Chairman of the Board          March 30, 2000
-------------------------------------      and Chief Investment
John L. Turner                             Officer of the General
                                           Partner


/s/  GENE H. ANDERSON                    Senior Vice President and           March 30, 2000
-------------------------------------      Director of the General
Gene H. Anderson                           Partner


/s/  THOMAS W. ADLER                     Director of the General Partner     March 30, 2000
-------------------------------------
Thomas W. Adler

/s/  KAY NICHOLS CALLISON                Director of the General Partner     March 30, 2000
-------------------------------------
Kay Nichols Callison

/s/  WILLIAM E. GRAHAM, JR.              Director of the General Partner     March 30, 2000
-------------------------------------
William E. Graham, Jr.

/s/  JAMES R. HEISTAND                   Director of the General Partner     March 30, 2000
-------------------------------------
James R. Heistand

/s/  L. GLENN ORR, JR.                   Director of the General Partner     March 30, 2000
-------------------------------------
L. Glenn Orr, Jr.

               Signature                               Title                       Date
--------------------------------------   ---------------------------------   ---------------
/s/  WILLARD H. SMITH JR.                Director of the General Partner     March 30, 2000
-------------------------------------
Willard H. Smith Jr.
/s/  CARMAN J. LIUZZO                    Vice President and Chief            March 30, 2000
-------------------------------------    Financial Officer (Principal
Carman J. Liuzzo                         Financial Officer and
                                         Principal Accounting
                                         Officer) and Treasurer of the
                                         General Partner


                         INDEX TO FINANCIAL STATEMENTS


                                                                                              Page
                                                                                             -----
Highwoods Realty Limited Partnership
  Report of Independent Auditors .........................................................    F-2
  Consolidated Balance Sheets as of December 31, 1999 and 1998 ...........................    F-3
  Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997..    F-4
  Consolidated Statements of Partners' Capital for the Years Ended December 31, 1999, 1998
   and 1997 ..............................................................................    F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and
   1997 ..................................................................................    F-6
  Notes to Consolidated Financial Statements .............................................    F-8
  Schedule III -- Real Estate and Accumulated Depreciation ...............................    F-30

     All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


TO THE OWNERS
HIGHWOODS REALTY LIMITED PARTNERSHIP

     We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership (a majority-owned subsidiary of Highwoods Properties, Inc.) as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods Realty Limited Partnership at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                       ERNST & YOUNG LLP

Raleigh, North Carolina
February 18, 2000

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                          Consolidated Balance Sheets

                   ($ in thousands, except per unit amounts)



                                                                                        December 31,
                                                                               ------------------------------
                                                                                    1999             1998
                                                                               --------------   -------------
Assets
Real estate assets, at cost:
 Land & improvements .......................................................     $  468,077      $  538,814
 Buildings and tenant improvements .........................................      3,055,859       3,173,825
 Development in process ....................................................        186,925         189,465
 Land held for development .................................................        168,396         150,622
 Furniture, fixtures and equipment .........................................          7,917           7,665
                                                                                 ----------      ----------
                                                                                  3,887,174       4,060,391
 Less -- accumulated depreciation ..........................................       (238,115)       (168,508)
                                                                                 ----------      ----------
 Net real estate assets ....................................................      3,649,059       3,891,883
 Property held for sale ....................................................         48,960         131,262
Cash and cash equivalents ..................................................         33,915          30,696
Restricted cash ............................................................          1,854          24,263
Accounts receivable, net of allowance of $800 and $1,688
 at December 31, 1999 and 1998, respectively ...............................         22,127          27,644
Advances to related parties ................................................         15,096          10,420
Notes receivable ...........................................................         44,892          12,865
Accrued straight-line rents receivable .....................................         35,951          27,194
Investment in unconsolidated affiliates ....................................         33,758          15,234
Other assets:
 Deferred leasing costs ....................................................         66,783          45,785
 Deferred financing costs ..................................................         40,125          38,750
 Prepaid expenses and other ................................................         15,612          15,162
                                                                                 ----------      ----------
                                                                                    122,520          99,697
 Less -- accumulated amortization ..........................................        (36,053)        (23,458)
                                                                                 ----------      ----------
   Other assets, net .......................................................         86,467          76,239
                                                                                 ----------      ----------
    Total assets ...........................................................     $3,972,079      $4,247,700
                                                                                 ==========      ==========
Liabilities and Partners' capital
Mortgages and notes payable ................................................     $1,719,117      $1,906,216
Accounts payable, accrued expenses and other liabilities ...................        106,601         125,168
                                                                                 ----------      ----------
 Total liabilities .........................................................      1,825,718       2,031,384
Redeemable operating partnership units:
 Class A Common Units, 8,809,218 and 10,111,978 outstanding
   at December 31, 1999 and 1998, respectively .............................        208,140         260,383
 Class B Common Units, 196,492 and 291,756 outstanding
   at December 31, 1999 and 1998, respectively .............................          4,643           7,513
 Series A Preferred Units, 125,000 outstanding
   at December 31, 1999 and 1998 ...........................................        121,809         121,809
 Series B Preferred Units, 6,900,000 outstanding
   at December 31, 1999 and 1998 ...........................................        166,346         166,346
 Series D Preferred Units, 400,000 outstanding
   at December 31, 1999 and 1998 ...........................................         96,842          96,842
Partners' capital:
 Class A Common Units:
   General partner Common Units, 703,884 and 690,955, outstanding
    at December 31, 1999 and 1998, respectively ............................         15,740          15,634
   Limited partner Common Units, 60,875,308 (includes 1,150,000 units in treasury) and 58,292,597 outstanding at December 31, 1999 and 1998,
    respectively ...........................................................      1,558,316       1,547,789
   Less treasury units, 1,150,000 units at December 31, 1999 ...............        (25,475)             --
                                                                                 ----------      ----------
    Total Partners' capital ................................................      1,548,581       1,563,423
                                                                                 ----------      ----------
                                                                                 $3,972,079      $4,247,700
                                                                                 ==========      ==========

         See accompanying notes to consolidated financial statements.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP


                       Consolidated Statements of Income


                   ($ in thousands, except per unit amounts)


             For the Years Ended December 31, 1999, 1998 and 1997



                                                                         1999           1998           1997
                                                                    -------------- -------------- --------------
Revenue:
 Rental property ..................................................  $   562,888    $   496,739    $   266,933
 Equity in net earnings/(losses) of unconsolidated affiliates .....          633           (207)            --
 Interest and other income ........................................       16,353         13,230          6,232
                                                                     -----------    -----------    -----------
 Total Revenue ....................................................      579,874        509,762        273,165
Operating expenses:
 Rental property ..................................................      173,676        154,211         76,743
 Depreciation and amortization ....................................      112,039         91,397         47,260
 Interest expense:
   Contractual ....................................................      108,562         91,361         45,138
   Amortization of deferred financing costs .......................        2,823          2,598          2,256
                                                                     -----------    -----------    -----------
                                                                         111,385         93,959         47,394
 General and administrative .......................................       22,345         20,630         10,216
                                                                     -----------    -----------    -----------
 Income before cost of unsuccessful transactions, gain on
   disposition of assets and extraordinary item ...................      160,429        149,565         91,552
 Costs of unsuccessful transactions ...............................       (1,500)          (146)            --
 Gain on disposition of assets ....................................        7,997          1,716             --
                                                                     -----------    -----------    -----------
 Income before extraordinary item .................................      166,926        151,135         91,552
Extraordinary item -- loss on early extinguishment
 of debt ..........................................................       (7,341)          (387)        (6,945)
                                                                     -----------    -----------    -----------
 Net income .......................................................      159,585        150,748         84,607
Dividends on preferred units ......................................      (32,580)       (30,092)       (13,117)
                                                                     -----------    -----------    -----------
 Net income available for Class A Common Units ....................  $   127,005    $   120,656    $    71,490
                                                                     ===========    ===========    ===========
Net income (loss) per Common Unit -- Basic:
 Income before extraordinary item .................................  $      1.91    $      1.87    $      1.69
 Extraordinary item -- loss on early extinguishment of debt .......  $      (.10)   $      (.01)   $     (0.15)
                                                                     -----------    -----------    -----------
 Net income .......................................................  $      1.81    $      1.86    $      1.54
                                                                     ===========    ===========    ===========
Net income (loss) per Common Unit -- Diluted:
 Income before extraordinary item .................................  $      1.91    $      1.86    $      1.68
 Extraordinary item -- loss on early extinguishment of debt .......  $      (.10)   $      (.01)   $     (0.15)
                                                                     -----------    -----------    -----------
 Net income .......................................................  $      1.81    $      1.85    $      1.53
                                                                     ===========    ===========    ===========
Weighted average Common Units outstanding -- Basic:
 Class A Common Units:
   General Partner ................................................      699,850        645,552        464,218
   Limited Partners ...............................................   69,285,163     63,909,671     45,786,572
 Class B Common Units:
   Limited Partners ...............................................      196,492        291,756        171,000
                                                                     -----------    -----------    -----------
 Total ............................................................   70,181,505     64,846,979     46,421,790
                                                                     ===========    ===========    ===========
Weighted average Common Units outstanding -- Diluted:
 Class A Common Units:
   General Partner ................................................      700,713        648,403        468,129
   Limited Partners ...............................................   69,370,571     64,191,905     46,173,816
 Class B Common Units:
   Limited Partners ...............................................      196,492        291,756        171,000
                                                                     -----------    -----------    -----------
 Total ............................................................   70,267,776     65,132,064     46,812,945
                                                                     ===========    ===========    ===========

         See accompanying notes to consolidated financial statements.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP


                 Consolidated Statements of Partners' Capital


                                (in thousands)


             For the Years Ended December 31, 1999, 1998 and 1997




                                                           Class A Common Unit
                                                        --------------------------
                                                          General       Limited                      Total
                                                         Partner's     Partners'     Treasury      Partners'
                                                          Capital       Capital        Units        Capital
                                                        ----------- -------------- ------------ --------------
Balance at December 31, 1996 ..........................  $  7,014     $  694,407    $             $  701,421
Offering proceeds .....................................        --        345,325                     345,325
Distributions paid ....................................      (874)       (86,574)                    (87,448)
Preferred distributions paid ..........................      (131)       (12,986)                    (13,117)
Net income ............................................       846         83,761                      84,607
Adjustments of redeemable Common Unit to fair value ...      (471)       (46,675)                    (47,146)
Conversion of redeemable Common Unit to Common
  Shares ..............................................       161         15,967                      16,128
Transfer of limited partner's interest ................     3,452         (3,452)                         --
                                                         --------     ----------      -------     ----------
Balance at December 31, 1997 ..........................  $  9,997     $  989,773                  $  999,770
Offering proceeds .....................................        --        405,912                     405,912
Distributions paid ....................................    (1,369)      (135,522)                   (136,891)
Preferred distributions paid ..........................      (301)       (29,791)                    (30,092)
Net income ............................................     1,507        149,241                     150,748
Adjustments of redeemable Common Unit to fair value ...     1,387        137,213                     138,600
Conversion of redeemable Common Unit to Common
  Shares ..............................................       408         40,347                      40,755
Redemption of Common Units ............................       (54)        (5,325)                     (5,379)
Transfer of limited partners' interest ................     4,059         (4,059)                         --
                                                         --------     ----------      -------     ----------
Balance at December 31, 1998 ..........................  $ 15,634     $1,547,789                  $1,563,423
Offering Proceeds .....................................        --         22,053                      22,053
Purchase of treasury units ............................        --             --      (25,475)       (25,475)
Distributions Paid ....................................    (1,541)      (152,547)                   (154,088)
Preferred distributions paid ..........................      (326)       (32,254)                    (32,580)
Net Income ............................................     1,596        157,989                     159,585
Adjustments of redeemable Common Unit to fair value ...      (219)       (21,680)                    (21,899)
Conversion of redeemable Common Unit to Common
  Shares ..............................................       376         37,186                      37,562
Transfer of limited partner's interest ................       220           (220)                         --
                                                         --------     ----------      -------     ----------
Balance at December 31, 1999 ..........................  $ 15,740     $1,558,316      (25,475)    $1,548,581
                                                         ========     ==========      =======     ==========

         See accompanying notes to consolidated financial statements.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

                     Consolidated Statements of Cash Flows

                                (in thousands)
             For the Years Ended December 31, 1999, 1998 and 1997



                                                                             1999            1998            1997
                                                                        -------------   -------------   -------------
Operating activities:
Net income ..........................................................    $  159,585      $  150,748      $   84,607
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation ......................................................       101,230          84,738          44,120
  Amortization ......................................................        10,809           9,257           5,396
  Loss on early extinguishment of debt ..............................         7,341             387           6,945
  Gain on disposition of assets .....................................        (7,997)         (1,716)             --
  Changes in operating assets and liabilities:
   Accounts receivable ..............................................         5,455          (7,139)         (8,605)
   Prepaid expenses and other assets ................................           336             393          (3,263)
   Accrued straight-line rents receivable ...........................       (15,834)        (14,161)         (6,848)
   Accounts payable, accrued expenses and other liabilities .........       (26,482)         38,972           4,994
                                                                         ----------      ----------      ----------
     Net cash provided by operating activities ......................       234,443         261,479         127,346
                                                                         ----------      ----------      ----------
Investing activities:
Proceeds from disposition of assets .................................       696,379          26,347           1,419
Additions to real estate assets .....................................      (514,270)       (943,048)       (464,618)
Advances to subsidiaries ............................................        (4,676)         (1,348)         (6,666)
Other ...............................................................       (23,447)        (35,332)        (53,391)
                                                                         ----------      ----------      ----------
   Net cash provided by/(used in) investing activities ..............       153,986        (953,381)       (523,256)
                                                                         ----------      ----------      ----------
Financing activities:
Distributions paid ..................................................      (154,088)       (136,891)        (87,448)
Payment of preferred unit dividends .................................       (32,580)        (30,092)        (11,720)
Net proceeds from contributed capital -- Preferred Units ............            --         197,746         288,155
Net proceeds from contributed capital -- Common Units ...............        23,089          96,842         345,325
Purchase of treasury units ..........................................       (25,475)             --              --
Payment of prepayment penalties .....................................        (7,341)           (387)         (6,945)
Borrowings on revolving loans .......................................       536,500         873,000         563,500
Repayment of revolving loans ........................................      (676,500)       (846,500)       (264,000)
Proceeds from mortgages and notes payable ...........................       324,693         745,356         100,000
Repayment of mortgages and notes payable ............................      (371,792)       (170,304)       (532,481)
Payment of deferred financing costs .................................        (1,716)        (14,988)           (278)
                                                                         ----------      ----------      ----------
   Net cash (used in)/provided by financing activities ..............      (385,210)        713,782         394,108
                                                                         ----------      ----------      ----------
Net increase/(decrease) in cash and cash equivalents ................         3,219          21,880          (1,802)
Cash and cash equivalents at beginning of the period ................        30,696           8,816          10,618
                                                                         ----------      ----------      ----------
Cash and cash equivalents at end of the period ......................    $   33,915      $   30,696      $    8,816
                                                                         ==========      ==========      ==========
Supplemental disclosure of cash flow information:
Cash paid for interest ..............................................    $  143,836      $   63,664      $   51,283
                                                                         ==========      ==========      ==========

         See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                                (in thousands)


             For the Years Ended December 31, 1999, 1998 and 1997


Supplemental disclosure of non-cash investing and financing activities:

The following summarizes the net assets contributed by the Common Unit holders of the Operating Partnership or assets acquired/(or sold) subject to mortgage notes payable or notes receivable.




                                                                          1999           1998          1997
                                                                     -------------   -----------   -----------
Assets:
Net real estate assets ...........................................     $ (78,012)    $465,078      $782,136
Cash and cash equivalents ........................................        (4,719)      55,064            --
Restricted cash ..................................................            --           --         2,727
Net tenant leasing costs .........................................            --           --           131
Net deferred financing costs .....................................            --           --           227
Investment in unconsolidated affiliates ..........................        (2,975)      12,364            --
Notes receivable .................................................        13,830       29,176            --
Accounts receivable and other ....................................        32,695        6,634           913
                                                                       ---------     --------      --------
  Total Assets ...................................................       (39,181)     568,316       786,134
                                                                       ---------     --------      --------
Liabilities:
Mortgages and notes payable ......................................       (58,531)     326,106       555,663
Accounts payable, accrued expenses and other liabilities .........         7,604       34,044        19,527
                                                                       ---------     --------      --------
  Total Liabilities ..............................................       (50,927)     360,150       575,190
                                                                       ---------     --------      --------
   Net Assets ....................................................     $  11,746     $208,166      $210,944
                                                                       =========     ========      ========

         See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               December 31, 1999


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


Description of the Operating Partnership

     Highwoods Realty Limited Partnership (formerly Highwoods/Forsyth Limited Partnership, the "Operating Partnership") is managed by its general partner, Highwoods Properties, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT") which operates in the southeastern and midwestern United States. The Operating Partnership's majority-owned assets include 563 in-service office, industrial and retail properties; 1,885 apartment units; 1,473 acres of undeveloped land suitable for future development; and an additional 41 properties under development.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 1999, the Company owned 87% of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's common stock, $.01 par value (the "Common Stock'), or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

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


Basis of Presentation

     The consolidated financial statements include the accounts of the Operating Partnership and its majority owned affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The extraordinary loss represents the payment of prepayment penalties and the write off of loan origination fees related to the early extinguishment of debt and is shown net of the minority interest's share in the loss.


Real Estate Assets

     All capitalizable costs related to the improvement or replacement of commercial real estate properties are capitalized. Depreciation is computed by the straight-line method over the estimated useful life of 40 years for buildings and improvements and 5 to 7 years for furniture, fixtures and equipment. Tenant improvements are amortized over the life of the respective leases, using the straight-line method.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

     The Operating Partnership evaluates its real estate assets upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate assets are considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. As of December 31, 1999, none of the Operating Partnership's assets were considered impaired.

     The Operating Partnership has 786,000 square feet of properties under contract for sale in various transactions totaling $57.8 million. These real estate assets which are recorded at the lower of cost or estimated sales price, net of costs to sell have a carrying value of $49.0 million and have been classified as assets held for sale in the accompanying financial statements.


Cash Equivalents

     The Operating Partnership considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


Restricted Cash

     The Operating Partnership was required by a certain mortgage note to maintain various depository accounts, a cash collateral account and a contingency reserve account. All rents with respect to the collateralized properties were made payable to, and deposited directly in, the depository accounts, which were then transferred to the cash collateral account. Subsequent to payment of debt service and other required escrows, the residual balance of the cash collateral account was funded to the Operating Partnership for capital expenditures and operations. The Operating Partnership was required to maintain a minimum contingency reserve account balance of $7,000,000. During 1999, the Operating Partnership paid off such mortgage note, and is no longer required to maintain the depository and contingency reserve accounts. However, the Operating Partnership is required by certain mortgage notes to escrow real estate taxes with the mortgagor. At December 31, 1999, and 1998, those balances were $1,683,282 and $2,672,448, respectively.


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


Concentration of Credit Risk

     Management of the Operating Partnership performs ongoing credit evaluations of its tenants. The majority-owned properties (excluding apartment units) are leased to approximately 3,445 tenants in 17 geographic locations. The Operating Partnership tenants engage in a wide variety of businesses. There is no dependence upon any single tenant.


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

     The Operating Partnership is exposed to certain losses in the event of non-performance by the counterparties under the interest rate hedge contracts. The counterparties are major financial institutions and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Operating Partnership could be required to pay the full rate under its $450 million unsecured revolving loan (the "Revolving Loan") and the variable rate mortgages, even if such rate were in excess of the rate in the interest rate hedge contracts. The Operating Partnership would not realize a material loss as of December 31, 1999, in the event of non-performance by any one counterparty. Additionally, the Operating Partnership limits the amount of credit exposure with any one institution.

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


Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in partners' capital exclusive of transactions with owners such as capital contributions and dividends. The Operating Partnership adopted this Standard in 1998. The Operating Partnership did not report any comprehensive income items in any of the years presented.


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


Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. Statement No. 133 requires the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives with either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of the Operating Partnership's derivatives is discussed in Note 3.


Reclassifications

     Certain amounts in the December 31, 1998 Financial Statements have been reclassified to conform to the December 31, 1999 presentation. These reclassifications had no material effect on net income or partners' capital as previously reported.


2. INVESTMENT IN UNCONSOLIDATED AFFILIATES

     On March 15, 1999, the Operating Partnership closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG ("DLF"), pursuant to which the Operating Partnership sold or contributed certain office properties valued at approximately $142.0 million to a newly created limited partnership (the "Joint Venture"). DLF contributed approximately $55.0 million for a 77.19% interest in the Joint Venture, and the Joint Venture borrowed approximately $71 million from third-party lenders. The Operating Partnership retained the remaining 22.81% interest in the Joint Venture, received net cash proceeds of approximately $124.0 million and is the sole and exclusive manager and leasing agent of the Joint Venture's properties, for which the Operating Partnership receives customary management fees and leasing commissions. At December 31, 1999, the carrying value of the Operating Partnership's investment in DLF was $14.6 million.

     In addition, in connection with its merger with J.C. Nichols Company in July 1998, the Company succeeded to the interests of J.C. Nichols in a strategic alliance with R&R Investors, Ltd. pursuant to which R&R Investors manages and leases certain co-venture properties located in the Des Moines area. As a result of the merger, the Operating Partnership acquired an ownership interest of 50% or more in a series of nine co-ventures with R&R Investors. Certain of these properties were previously included in the Operating Partnership's consolidated financial statements. On June 2, 1999, the Operating Partnership agreed with R&R Investors to reorganize its respective ownership interests in the Des Moines properties such that each would own a 50% interest in the properties in the Des Moines area. The impact of the reorganization was immaterial to the consolidated financial statements of the Operating Partnership.

     As a result of these transactions, the Operating Partnership had investments accounted for under the equity method of accounting which consisted of the following at December 31, 1999 and 1998:


                                                        1999             1998
                                                   Percent owned     Percent owned
                                                  ---------------   --------------
      Dallas County Partners ..................         50.00%           50.00%
      Dallas County Partners II ...............         50.00            50.00
      Dallas County Partners III, LLC .........         50.00            50.00
      Fountain Three ..........................         50.00            50.00
      Center Court Partners ...................            --            50.00
      Terrace Place Place Partners ............            --            50.00
      Meredith Drive Associates L.P. ..........            --            49.50
      DLF .....................................         22.81               --
      RRHWoods, LLC ...........................         50.00               --
      Highwoods-Markel Assoc., LLC ............         50.00               --

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

2. INVESTMENT IN UNCONSOLIDATED AFFILIATES -- (Continued)

   Selected aggregate financial data for unconsolidated affiliates for 1999 and 1998 is presented below:


                                        1999          1998
                                    -----------   -----------
                                         (in thousands)
      Total assets ..............    $246,830      $100,037
      Total liabilities .........    $333,034      $ 95,098
      Net income ................    $  3,786      $  1,404

3. MORTGAGES AND NOTES PAYABLE

     Mortgages and notes payable consisted of the following at December 31, 1999, and 1998:



                                                                  1999            1998
                                                             -------------   -------------
                                                                    (in thousands)
         Mortgage notes payable:
           7.9% mortgage note due 2001 ...................    $       --      $  133,000
           9.0% mortgage note due 2005 ...................        38,400          39,043
           8.1% mortgage note due 2005 ...................        29,914          30,454
           8.0% mortgage note due 2007 ...................        42,167          42,842
           7.8% mortgage note due 2009 ...................        94,024              --
           7.9% mortgage note due 2009 ...................        94,027              --
           8.0% mortgage notes due 2013 ..................        59,064          55,754
           6.0% to 10.5% mortgage notes due between
            2000 and 2022 ................................       166,080         235,234
           Variable rate Industrial Revenue Bonds due
            between 2000 and 2015 ........................        37,000          70,800
           Variable rate mortgage notes due 2021 .........         1,889           1,975
                                                              ----------      ----------
                                                              $  562,565      $  609,102
                                                              ----------      ----------
         Unsecured indebtedness:
           6.75% notes due 2003 ..........................    $  100,000      $  100,000
           8.0% notes due 2003 ...........................       150,000         150,000
           7.0% notes due 2006 ...........................       110,000         110,000
           7.125% notes due 2008 .........................       100,000         100,000
           8.125% notes due 2009 .........................        50,000          50,000
           7.19% notes due 2011 ..........................       100,000         100,000
           6.835% notes due 2013 .........................       125,000         125,000
           7.5% notes due 2018 ...........................       200,000         200,000
           Variable rate note due 2002 ...................        20,552          21,114
           Revolving loan due 2001 .......................       201,000         341,000
                                                              ----------      ----------
                                                              $1,156,552      $1,297,114
                                                              ----------      ----------
  Total ..................................................    $1,719,117      $1,906,216
                                                              ==========      ==========

Secured Indebtedness

     Mortgage notes payable were secured by real estate with an aggregate carrying value of $1.1 billion at December 31, 1999.

     The 7.9% mortgage note due 2001, which was paid off during 1999, had been secured by 45 of the properties (the "Mortgage Note Properties"), which were held by AP Southeast Portfolio Partners, L.P.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. MORTGAGES AND NOTES PAYABLE -- (Continued)

(the "Financing Partnership"). The Operating Partnership had a 99.99% economic interest in the Financing Partnership, which was managed indirectly by the Operating Partnership. The 7.9% mortgage note was a conventional, monthly pay, first mortgage note in the principal amount of $133 million issued by the Financing Partnership. The 7.9% mortgage note was a limited recourse obligation of the Financing Partnership as to which, in the event of a default under the indenture or the mortgage, recourse may have been only against the Mortgage Note Properties and other assets that had been pledged as security. The 7.9% mortgage note was issued to Kidder Peabody Acceptance Corporation I pursuant to an indenture, dated March 1, 1994, among the Financing Partnership, Bankers Trust Company of California, N.A. and Bankers Trust Company.


Unsecured Indebtedness

     On June 24, 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 ("X-POS"), which represent fractional undivided beneficial interest in the trust. The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the "Put Option Notes"), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19%, representing an effective borrowing cost of 7.09% from the date of issuance through June 15, 2004, net of a related put option and certain interest rate hedge contract costs. Under certain circumstances, the Put Option Notes could become subject to early maturity on June 15, 2004.

     On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013. The MOPPRS bear an interest rate of 6.835%, representing an effective borrowing cost of 6.31% from the date of issuance through January 31, 2003 (the "Remarketing Date"), net of a related remarketing option. Under certain circumstances, the MOPPRS could become subject to early maturity on the Remarketing Date.

     During 1998, the Operating Partnership obtained a $600.0 million unsecured revolving loan (as amended, the "Revolving Loan"). The Operating Partnership and its lenders amended the Revolving Loan as of December 10, 1999 to reduce the overall borrowing committment to $450.0 million. The Revolving Loan, as amended, matures in July 2001 and carries an interest rate based upon the Operating Partnership's senior unsecured credit rating. The Revolving Loan also includes a $225.0 million competitive bid sub-facility. At December 31, 1999, the effective interest rate for borrowing under the Revolving Loan was 7.3%. The Operating Partnership had $213.0 million of borrowing availability under the Revolving Loan at December 31, 1999. The terms of the Revolving Loan require the Operating Partnership to pay an annual facility fee equal to .15% of the aggregate amount of the Revolving Loan and include certain restrictive covenants which limit, among other things, dividend payments, and which require compliance with certain financial ratios and measurements. At December 31, 1999, the Operating Partnership was in compliance with these covenants.


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

     The following table sets forth information regarding the Operating Partnership's interest rate hedge contracts as of December 31, 1999 ($ in thousands):



                   Notional     Maturity                                  Fixed        Fair Market
 Type of Hedge      Amount        Date           Reference Rate            Rate           Value
---------------   ----------   ----------   -----------------------   -------------   ------------
Swap               $20,505      6/10/02     1-Month LIBOR + 0.75%           7.700%       $ (493)
Collar              80,000     10/15/01     1-Month LIBOR               5.60-6.25           525

     The interest rate on all of the Operating Partnership's variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. Net payments made to counterparties under interest rate hedge contracts were $305,000, $48,000 and $47,000 in 1999, 1998 and 1997, respectively, and were recorded as increases to interest expense.

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


Other Information

     The aggregate maturities of the mortgage and notes payable at December 31, 1999 are as follows:



Year of Maturity                    Principal Amount
--------------------------------   -----------------
                                     (in thousands)
  2000 .........................       $   28,859
  2001 .........................          218,608
  2002 .........................           64,477
  2003 .........................          267,956
  2004 .........................          113,508
  Thereafter ...................        1,025,709
                                       ----------
                                       $1,719,117
                                       ==========

     Total interest capitalized was $29,147,000, $17,968,000, and $7,238,000 in
1999, 1998 and 1997, respectively.


4. EMPLOYEE BENEFIT PLANS


Management Compensation Program

     The executive officers of the Company, which is the general partner of the Operating Partnership, participate in an annual cash incentive bonus program whereby they are eligible for cash bonuses based on a percentage of their annual base salary as of the prior December. Each executive target level bonus is determined by competitive analysis and the executive's ability to influence overall performance of the Company and, assuming certain levels of the Company's performance, ranges from 40% to 85% of base salary depending on position in the Company. The eligible bonus percentage for each executive is

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4. EMPLOYEE BENEFIT PLANS -- (Continued)

determined by a weighted average of the Company's actual performance versus its annual plan using the following measures: return on invested capital, growth in funds from operations ("FFO") per share, property level cash flow as a percentage of plan, general and administrative expenses as a percentage of revenue and growth in same store net operating income. To the extent this weighted average is less than or exceeds the Company's targeted performance level, the bonus percentage paid is proportionally reduced or increased on a predetermined scale. Depending on the Company's performance, annual incentive bonuses could range from zero to 200% of an executive's target level bonus. Bonuses are accrued in the year earned and are included in accrued expenses in the Consolidated Balance Sheets.

     Prior to January 1, 1999, the Company paid a portion of each executive officer's bonus in the form of phantom stock awards under a deferred compensation plan. Such were credited with a specified number of units of phantom stock equal to such number of shares of common stock as could be purchased with 25% of the employee's cash bonus. Five years from the date of the phantom stock grant, the executive officers will receive the value of a share of common stock for each unit of phantom stock and an additional amount equal to the value of the dividends paid during the period on the corresponding common stock assuming reinvestment. Payouts with respect to phantom stock grants may be made in shares of common stock or cash or both. If an executive officer leaves the Company's employ for any reason (other than death, disability or normal retirement) prior to the end of the five-year period, all phantom stock awards will be forfeited.

     Beginning on January 1, 1999, the Company established a Shareholder Value Plan which provides executive officers to participate in a long term incentive plan which includes annual grants of stock options, restricted shares and units. The mix of awards varies by position in the Company and for certain corporate officers, including the Chief Executive Officer, no restricted shares are granted. The stock options vest ratably over four years. The restricted shares vest 50% after three years and 50% after five years.

     The Shareholder Value Plan rewards the executive officers of the Company when the total shareholder returns measured by increases in the market value of the Company's common stock plus the dividends on those shares exceeds a comparable index of the Company's peers over a three year period. The payout for this program is determined by the Company's percent change in shareholder return compared to the composite index of its peer group. If the Company's performance is not at least 100% of the peer group index, no payout is made. To the extent performance exceeds the peer group, the payout increases. A new three year plan cycle beings each year under this program.

     The Company's obligations to its executive officers are reimbursed by the Operating Partnership.


401(k) Savings Plan

     The Company has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Company matches the first 6% of compensation deferred at the rate of 50% of employee contributions. During 1999, 1998, and 1997 the Company contributed $763,000, $588,000, and $353,000, respectively to the 401(k) plan. Administrative expenses of the plan are paid by the Company. The Company's obligations under and related to the 401(k) savings plan are reimbursed by the Operating Partnership.


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

the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant may not invest more than $7,500 per quarter. Employees purchased 29,214 and 24,046 shares of Common Stock under the Employee Stock Purchase Plan during the years ended December 31, 1999 and 1998, respectively. With each share of Common Stock issued under the Employee Stock Purchase Plan, the Operating Partnership issues one Common Unit to the Company in exchange for the price paid by the employee for the share.


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

     Expected future minimum rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 1999, are as follows (in thousands):


  2000 .......................    $  449,767
  2001 .......................       411,026
  2002 .......................       352,705
  2003 .......................       287,564
  2004 .......................       224,948
  Thereafter .................       830,727
                                  ----------
                                  $2,556,737
                                  ==========

6. RELATED PARTY TRANSACTIONS

     The Operating Partnership makes advances to Highwoods Services, Inc. for working capital purposes. These advances bear interest at a rate of 8% per annum, are due on demand and totaled $15.1 million at December 31, 1999 and $10.4 million at December 31, 1998. The Operating Partnership recorded interest income from these advances of $1.1 million, $826,000 and $142,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     On December 8, 1998, the Operating Partnership purchased the Bluegrass Valley office development project from a limited liability company controlled by an executive officer and director of the Company for approximately $2.5 million. On July 16, 1999, the Operating Partnership purchased development land and an option to purchase other development land in the Bluegrass Valley office development project from the same limited liability company controlled by the same executive officer and director of the Company for approximately $4.6 million in common units.

     On October 1, 1997, the Operating Partnership sold the Ivy Distribution Center in Winston-Salem, North Carolina, to a limited liability company controlled by an executive officer and director of the Company for $2.1 million. The Operating Partnership accepted a note receivable of $2.1 million as consideration for this transaction which approximated the carrying value of the property. The note bore interest at 8% per annum and was paid in full on October 8, 1998. The Operating Partnership recorded interest income of $123,000 and $41,000 for the years ended December 31, 1998 and 1997, respectively.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

6. RELATED PARTY TRANSACTIONS -- (Continued)

     On March 18, 1997, the Operating Partnership purchased 5.68 acres of development land in Raleigh, North Carolina, for $1,298,959 from a partnership in which an executive officer and director and an additional director of the Company each had an 8.5% limited partnership interest.


7. PARTNERS' CAPITAL


Distributions

     Distributions paid on Common Units (including Redeemable Class A and Class B Common Units) were $2.19, $2.10 and $1.98 per Common Unit for the years ended December 31, 1999, 1998 and 1997 respectively.

     On January 31, 2000 the Board of Directors declared a Common Unit distribution of $.555 per Common Unit payable on February 18, 2000, to Common Unitholders of record on February 10, 2000. Such distributions are prorated with respect to Common Units that have not been outstanding for the full prior quarter.


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

     On April 23, 1998, the Operating Partnership issued 400,000 Series D Preferred Units to the Company. The Series D Preferred Units are non-voting and have a liquidation preference of $250 per unit for an aggregate liquidation preference of $100 million plus accrued and unpaid distributions. The net proceeds (after underwriting commission and other offering costs) of the Series D Preferred Units issued were $96.8 million. The Company is entitled to receive cumulative preferential cash distributions at a rate of 8% of the liquidation preference per annum (equivalent to $20.00 per unit). On or after April 23, 2003, the Series D Preferred Units will be redeemed for cash upon the redemption of the corresponding Series D Preferred Stock issued by the Company. The redemption price (other than the portion

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. PARTNERS' CAPITAL -- (Continued)

thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other units, which may include other preferred units.


Stock Repurchase

     On December 14, 1999, the Company announced that its board of directors had authorized a share repurchase plan pursuant to which the Company may, at its sole and absolute discretion, repurchase up to 10.0 million shares of its outstanding Common Stock and Common Units. As of December 31, 1999, the Company had used $25.5 million of net proceeds from its recent disposition activity, either through direct payments or repayment of borrowings under the Revolving Loan, to repurchase 1.2 million shares of Common Stock through periodic open market or privately negotiated transactions at a weighted average price of $22.15 per share.


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

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

8. EARNINGS PER COMMON UNIT -- (Continued)

     The following table sets forth the computation of basic and diluted earnings per Common Unit:



                                                                       1999          1998          1997
                                                                   -----------   -----------   ------------
                                                                   (in thousands, except per unit amounts)
Numerator:
 Income before extraordinary item ..............................    $ 166,926     $ 151,135     $  91,552
 Dividends on preferred units ..................................      (32,580)      (30,092)      (13,117)
 Extraordinary item -- loss on early extinguishment of debt.....       (7,341)         (387)       (6,945)
                                                                    ---------     ---------     ---------
Numerator for basic earnings per Common Unit -- net
 income available for Class A Common Unit holders ..............    $ 127,005     $ 120,656     $  71,490
Numerator for diluted earnings per share -- net income
 available for Class A Common Unit holders .....................    $ 127,005     $ 120,656     $  71,490
Denominator:
Denominator for basic earnings per Common
 Unit -- weighted-average shares ...............................       70,182        64,847        46,422
 Effect of dilutive securities:
   Employee stock options ......................................           78           240           318
   Warrants ....................................................            8            45            73
                                                                    ---------     ---------     ---------
 Dilutive potential Common Units ...............................           86           285           391
Denominator for diluted earnings per Common
 Unit -- adjusted weighted average Common Units and
 assumed conversions ...........................................       70,268        65,132        46,813
Basic earnings per Common Unit .................................    $    1.81     $    1.86     $    1.54
                                                                    =========     =========     =========
Diluted earnings per Common Unit ...............................    $    1.81     $    1.85     $    1.53
                                                                    =========     =========     =========

     For additional disclosures regarding the outstanding preferred Units, the employee stock options and the warrants, see Notes 4, 7 and 9.


9. STOCK OPTIONS AND WARRANTS

     As of December 31, 1999, 6,000,000 shares of the Company's authorized Common Stock were reserved for issuance upon the exercise of options under the Amended and Restated 1994 Stock Option Plan. Options generally vest over a four- or five-year period beginning with the date of grant.

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

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, only options granted subsequent to that date were valued using this Black-Scholes model. The fair value of the options granted in 1999 was estimated at the date of grant using the following weighted average assumptions: risk-free rates ranging between 4.21% and 6.81%, dividend yield of 10.65% and a weighted average expected life of the options of five years. The fair value of the options granted in 1998 was estimated at the date of grant using the following weighted-average assumptions: risk-free interest rates ranging between 3.29% and 6.01%, dividend yield of 9.0% and a weighted average expected life of the options of five years. The fair value of the 1997 options were estimated at the date of grant using the following weighted average assumptions: risk-free interest rates ranging between 5.75% and 6.72%, dividend yield of 6.5% and a weighted-average expected life of the options of five years. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below (dollars in thousands, except per share amounts):



                                                                           Year ended
                                                                          December 31
                                                          --------------------------------------------
                                                               1999            1998           1997
                                                          -------------   -------------   ------------
Net income -- as reported .............................     $ 127,005       $ 120,656       $ 71,490
Net income -- pro forma ...............................     $ 124,673       $ 118,491       $ 70,311
Net income per share -- basic (as reported) ...........     $    1.81       $    1.86       $   1.54
Net income per share -- diluted (as reported) .........     $    1.81       $    1.85       $   1.53
Net income per share -- basic (pro forma) .............     $    1.78       $    1.83       $   1.51
Net income per share -- diluted (pro forma) ...........     $    1.77       $    1.82       $   1.50

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. STOCK OPTIONS AND WARRANTS -- (Continued)

     The following table summarizes information about employees' and Board of Directors' stock options outstanding at December 31, 1999, 1998 and 1997:



                                              Options Outstanding
                                          ---------------------------
                                                            Weighted
                                                            Average
                                              Number        Exercise
                                            of Shares        Price
                                          -------------   -----------
Balances at December 31, 1996 .........     1,265,700      $  24.67
Options granted .......................     2,250,765         32.90
Options canceled ......................       (76,040)        22.20
Options exercised .....................      (117,428)        21.84
                                            ---------      --------
Balances at December 31, 1997 .........     3,322,997      $  30.40
Options granted .......................       737,754         27.21
Options canceled ......................       (11,800)        31.11
Options exercised .....................       (25,400)        21.98
                                            ---------      --------
Balances at December 31, 1998 .........     4,023,551      $  29.83
Options granted .......................     1,091,051         22.24
Options canceled ......................      (614,328)        30.82
Options exercised .....................      (100,840)        19.91
                                            ---------      --------
Balances at December 31, 1999 .........     4,399,434      $  28.01
                                            =========      ========


                                 Options Exercisable
                              -------------------------
                                              Weighted
                                              Average
                               Number of      Exercise
                                 Shares        Price
                              -----------   -----------
December 31, 1997 .........     686,870       $ 30.94
December 31, 1998 .........   1,315,898       $ 26.65
December 31, 1999 .........   1,227,004       $ 26.47

     Exercise prices for options outstanding as of December 31, 1999, ranged from $9.54 to $35.50. The weighted average remaining contractual life of those options is 7.6 years. Using the Black-Scholes options valuation model, the weighted average fair value of options granted during 1999, 1998 and 1997 was $0.68, $2.98, and $3.23, respectively.


     Warrants

     In connection with various acquisitions in 1997, 1996 and 1995 the Company issued warrants to certain officers and directors.



                                Number of
                                 Warrants       Exercise
Date of Issuance               Outstanding       Price
---------------------------   -------------   -----------
    February 1995 .........       100,000       $ 21.00
    April 1996 ............       150,000       $ 28.00
    October 1997 ..........     1,390,610       $ 32.50
    December 1997 .........       120,000       $ 34.13
                                ---------
    Total .................     1,760,610
                                =========

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. STOCK OPTIONS AND WARRANTS -- (Continued)

     The warrants granted in February 1995, April 1996 and December 1997 expire 10 years from the date of issuance. All warrants are exercisable from the date of issuance. The warrants granted in October 1997 do not have an expiration date. There were no warrants issued during 1998 and 1999. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units; therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership.


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

     The obligation for future minimum lease payments is as follows (in thousands):


  2000 .....................    $ 1,194
  2001 .....................      1,194
  2002 .....................      1,167
  2003 .....................      1,149
  2004 .....................      1,149
  Thereafter ...............     49,860
                                -------
                                $55,713
                                =======

     Litigation

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of
Section 14(a) of the Securities Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. The Company believes that the defendants have meritorious defenses to the plaintiffs' allegations and intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part the Company's motion to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

10. COMMITMENTS AND CONTINGENCIES -- (Continued)

the matter is proceeding. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is not able to predict the outcome of this litigation. If this litigation is not resolved in the Company's favor, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the Company is a party to a variety of legal proceedings arising in the ordinary course of its business. The Company believes that it is adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse effect on the Company's business, financial condition and results of operations.


     Contracts

     The Operating Partnership has entered into construction contracts totaling $390.2 million at December 31, 1999. The amounts remaining on these contracts as of December 31, 1999 totaled $115.1 million.

     The Operating Partnership has entered into various contracts under which it is committed to acquire 317 acres of land over a three-year period for an aggregate purchase price of approximately $32.0 million.


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


11. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Operating Partnership could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values . The carrying amounts and estimated fair values of the Operating Partnership's financial instruments at December 31, 1999 were as follows (in thousands):

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -- (Continued)


                                                       Carrying          Fair
                                                        Amount          Value
                                                    -------------   -------------
                                                           (in thousands)
          Cash and cash equivalents .............    $   33,915      $   33,915
          Accounts and notes receivable .........    $   67,019      $   67,019
          Mortgages and notes payable ...........    $1,719,117      $1,601,548
          Interest rate hedge contracts .........    $    1,300      $       32

     The fair values for the Operating Partnership's fixed rate mortgages and notes payable were estimated using discounted cash flow analysis, based on the Operating Partnership's estimated incremental borrowing rate at December 31, 1999, for similar types of borrowing arrangements. The carrying amounts of the Operating Partnership's variable rate borrowings approximate fair value.

     The fair values of the Operating Partnership's interest rate hedge contracts represent the estimated amount the Operating Partnership would receive or pay to terminate or replace the financial instruments at current market rates.

     Disclosures about the fair value of financial instruments are based on relevant information available to the Operating Partnership at December 31, 1999. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.


12. ACQUISITION AND DISPOSITIONS

     On July 13, 1998, the Company completed its acquisition of the J.C. Nichols Company ("JCN"), a Missouri real estate operating company, pursuant to a merger agreement dated December 22, 1997 and amended on April 29, 1998. The aggregate consideration totaled $544.0 million and consisted of the issuance of approximately 5.63 million shares of the Company's Common Stock, the assumption of approximately $229.0 million of debt, approximately $15.0 million in transaction costs and a cash payment of approximately $120.0 million, net of cash acquired of approximately $59.0 million. The merger was accounted for under the purchase method of accounting. The results of operations of JCN have been included in the Operating Partnership's financial statements for the period from July 13, 1998 to December 31, 1998. Unaudited pro forma information is provided in Note 13 as if the acquisition of JCN had occurred at the beginning of the respective years presented.

     During 1999, the Operating Partnership sold approximately 3.3 million rentable square feet of non-core office and industrial properties, 49 acres of development land in the South Florida area and 36 in-service central Florida office properties encompassing 2.1 million rentable square feet for gross proceeds of approximately $488.3 million. In addition, the Operating Partnership sold approximately 2.9 million rentable square feet of non-core office and industrial properties in the Baltimore area and certain other non-core office and industrial properties for gross proceeds of $208.1 million. The Operating Partnership recorded a gain of $8.0 million related to these dispositions. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy.


     Pending Dispositions

     The Operating Partnership currently has 786,000 rentable square feet of properties under contract for sale in various transactions totaling $57.8 million. Additionally, 3.2 million rentable square feet of properties are under various letters of intent for sale at $293.5 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

12. ACQUISITION AND DISPOSITIONS -- (Continued)

during the first and second quarters of 2000. However, the Operating Partnership can provide no assurance that all or parts of these transactions will be consummated.


13. SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma information has been prepared assuming the acquisition of JCN occurred as of January 1, 1998 (in thousands, except per share amounts):



                                                          Pro Forma Year Ended
                                                           December 31, 1998
                                                         ---------------------
        Revenues .....................................         $ 558,090
        Net income before extraordinary item .........         $ 158,084
        Net income ...................................         $ 157,697
        Net income per share -- basic ................         $    1.97
        Net income per share -- diluted ..............         $    1.96

     The pro forma information is not necessarily indicative of what the Operating Partnership's results of operations would have been if the transaction had occurred at the beginning of the period presented. Additionally, the pro forma information does not purport to be indicative of the Operating Partnership's results of operations for future periods.


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

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

14. SEGMENT INFORMATION -- (Continued)

     The accounting policies of the segments are the same as those described in
Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the years ended December 31, 1999, 1998 and 1997 (in thousands):



                                                                        1999           1998          1997
                                                                   -------------   -----------   -----------
Rental Income:
Office segment .................................................    $  462,099     $425,309      $233,527
Industrial segment .............................................        51,168       48,134       33,406
Retail segment .................................................        32,799       13,922           --
Apartment segment ..............................................        16,822        9,374           --
                                                                    ----------     --------      --------
Total Rental Income ............................................    $  562,888     $496,739      $266,933
                                                                    ==========     ========      ========
Net Operating Income:
Office segment .................................................    $  315,680     $289,403      $162,685
Industrial segment .............................................        42,361       39,392       27,505
Retail segment .................................................        21,685        8,869           --
Apartment segment ..............................................         9,486        4,864           --
                                                                    ----------     --------      --------
Total Net Operating Income .....................................    $  389,212     $342,528      $190,190
Reconciliation to income before minority interest and
  extraordinary item:
Equity in income of unconsolidated affiliates ..................           633         (207)          --
Cost of unsuccessful transactions ..............................        (1,500)        (146)          --
Gain on disposition of assets ..................................         7,997        1,716           --
Interest and other income ......................................        16,353       13,230        6,232
Interest expense ...............................................      (111,385)     (93,959)     (47,394)
General and administrative expenses ............................       (22,345)     (20,630)     (10,216)
Depreciation and amortization ..................................      (112,039)     (91,397)     (47,260)
                                                                    ----------     --------      --------
Income before minority interest and extraordinary item .........    $  166,926     $151,135      $91,552
                                                                    ==========     ========      ========


                                               At December 31,
                                ---------------------------------------------
                                     1999            1998            1997
                                -------------   -------------   -------------
Total Assets:
Office segment ..............    $2,961,360      $3,235,815      $2,348,292
Industrial segment ..........       435,022         495,675         288,511
Retail segment ..............       292,853         239,555              --
Apartment segment ...........       118,549         139,093              --
Corporate and other .........       164,295         137,562          70,437
                                 ----------      ----------      ----------
Total Assets ................    $3,972,079      $4,247,700      $2,707,240
                                 ==========      ==========      ==========

15. SUBSEQUENT EVENTS

     Stock Repurchase. From January 1, 2000 to March 20, 2000, the Company repurchased 1.5 million shares of Common Stock and Common Units at a weighted average price of $21.89 per share/unit for an aggregate purchase price of approximately $31.7 million.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
     Selected quarterly financial data for the years ended December 31, 1999, and 1998 are as follows (in thousands except per unit amounts):



                                                                  For the year ended December 31, 1999
                                             -------------------------------------------------------------------------------
                                              First Quarter   Second Quarter   Third Quarter   Fourth Quarter      Total
                                             --------------- ---------------- --------------- ---------------- -------------
Total Revenue .............................. $150,586        $146,255         $139,847        $143,186         $579,874
                                             --------        --------         --------        --------         ---------
Income before cost of unsuccessful
  transactions, gain on disposition of
  assets, and extraordinary item ........... $40,804         $40,140          $42,780         $36,705          $160,429
                                             --------        --------         --------        --------         ---------
Cost of unsuccessful transactions .......... $    --         $    --          $    --         $(1,500)         $ (1,500)
Gain on disposition of assets .............. $   569         $ 1,524          $   163         $ 5,741          $  7,997
                                             --------        --------         --------        --------         ---------
Income before extraordinary item ........... $41,373         $41,664          $42,943         $40,946          $166,926
Extraordinary Item-loss on early
  extinguishment of debt ................... $    --         $  (777)         $(4,997)        $(1,567)         $ (7,341)
                                             --------        --------         --------        --------         ---------
Net Income ................................. $41,373         $40,887          $37,946         $39,379          $159,585
                                             --------        --------         --------        --------         ---------
Dividends on preferred units ............... $(8,145)        $(8,145)         $(8,145)        $(8,145)         $(32,580)
                                             --------        --------         --------        --------         ---------
Net income available for Class A common
  units .................................... $33,228         $32,742          $29,801         $31,234          $127,005
                                             ========        ========         ========        ========         =========
Net income per common unit-basic:
  Income before extraordinary item ......... $  0.48         $  0.48          $  0.49         $  0.46          $   1.91
  Extraordinary item -- loss on early
   extinguishment of debt .................. $    --         $ (0.01)         $ (0.07)          (0.02)            (0.10)
                                             --------        --------         --------        --------         ---------
  Net Income ............................... $  0.48         $  0.47          $  0.42         $  0.44          $   1.81
                                             ========        ========         ========        ========         =========
Net income per common unit-diluted:
  Income before extraordinary item ......... $  0.48         $  0.48          $  0.49         $  0.46          $   1.91
  Extraordinary item -- loss on early
   extinguishment of debt .................. $    --         $ (0.01)         $ (0.07)          (0.02)            (0.10)
                                             --------        --------         --------        --------         ---------
  Net Income ............................... $  0.48         $  0.47          $  0.42         $  0.44          $   1.81
                                             ========        ========         ========        ========         =========

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED): -- (Continued)


                                                                  For the year ended December 31, 1998
                                             -------------------------------------------------------------------------------
                                              First Quarter   Second Quarter   Third Quarter   Fourth Quarter      Total
                                             --------------- ---------------- --------------- ---------------- -------------
Total Revenue .............................. $102,384        $115,400         $141,773        $150,205         $509,762
                                             --------        --------         --------        --------         ---------
Income before cost of unsuccessful
  transactions, gain on disposition of
  assets and extraordinary item ............ $33,981         $37,082          $40,548         $37,954          $149,565
                                             --------        --------         --------        --------         ---------
Cost of unsuccessful transactions ..........      --              --               --            (146)             (146)
Gain on disposition of assets .............. $    --         $    --          $    --         $ 1,716          $  1,716
                                             --------        --------         --------        --------         ---------
Income before extraordinary item ........... $33,981         $37,082          $40,548         $39,524          $151,135
Extraordinary Item-loss on early
  extinguishment of debt ................... $   (46)        $    --          $  (324)        $   (17)         $   (387)
                                             --------        --------         --------        --------         ---------
Net income ................................. $33,935         $37,082          $40,224         $39,507          $150,748
                                             --------        --------         --------        --------         ---------
Dividends on preferred units ............... $(6,145)        $(7,656)         $(8,145)        $(8,146)         $(30,092)
                                             --------        --------         --------        --------         ---------
Net income available for Class A common
  units .................................... $27,790         $29,426          $32,079         $31,361          $120,656
                                             ========        ========         ========        ========         =========
Net income per common unit-basic:
  Income before extraordinary item ......... $  0.47         $  0.47          $  0.48         $  0.45          $   1.87
  Extraordinary item -- loss on early
   extinguishment of debt .................. $    --         $    --          $    --         $ (0.01)         $  (0.01)
                                             --------        --------         --------        --------         ---------
  Net income ............................... $  0.47         $  0.47          $  0.48         $  0.44          $   1.86
                                             ========        ========         ========        ========         =========
Net income per common unit-diluted:
  Income before extraordinary item ......... $  0.47         $  0.47          $  0.47         $  0.45          $   1.86
  Extraordinary item -- loss on early
   extinguishment of debt .................. $    --         $    --          $    --         $ (0.01)         $  (0.01)
                                             --------        --------         --------        --------         ---------
  Net income ............................... $  0.47         $  0.47          $  0.47         $  0.44          $   1.85
                                             ========        ========         ========        ========         =========

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

           SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION


                                December 31,1999
                                 (in thousands)

                                                                                      Cost Capitalized
                                                                                         Subsequent
                                                            Initial Cost               to Acquisition
                                                     --------------------------- --------------------------
                                            1999                  Building &                   Building &
              Description               Encumbrance    Land      Improvements        Land     Improvements
-------------------------------------- ------------- -------- ------------------ ----------- --------------
 Asheville, NC
 Ridgefield I                                 --        636         3,607               --           257
 Ridgefield II                                --        910         5,157               --           274
 Ridgefield III                               --        743         4,722               --            --
 Ridgefield IV                                --         --           --               791            --
 Atlanta, GA
 1765 The Exchange                            --        767         6,305             (767)       (6,305)
 One Point Royal                              --      1,754         16,621          (1,754)      (16,621)
 Two Point Royal                              --      1,793         14,951              --           176
 400 North Business Park                      --        979         6,112               --           178
 50 Glenlake                                  --      2,500         20,000              --           242
 6348 Northeast Expressway                 1,361        277         1,629               --            99
 6438 Northeast Expressway                 1,542        181         2,225               --            69
 Bluegrass Lakes                              --        816         3,775               --            --
 Bluegrass Place 1                            --        491         2,016               --            25
 Bluegrass Place 2                            --        412         2,529               --            47
 Bluegrass Land Site V10                      --      1,858           --                --            --
 Bluegrass Land Site V14                      --      1,454           --                --            --
 1700 Century Circle                          --      1,115         3,148               --           403
 1800 Century Boulevard                       --      1,441         28,939              --           392
 1875 Century Boulevard                       --         --         8,790               --           347
 1900 Century Boulevard                       --         --         4,721               --           447
 2200 Century Parkway                         --         --         14,274              --         1,117
 2400 Century Center                          --         --         14,970              --            --
 2600 Century Parkway                         --         --         10,254              --           357
 2635 Century Parkway                         --         --         21,083              --         1,064
 2800 Century Parkway                         --         --         19,963              --           321
 Chattahoochee Avenue                         --        248         1,817               --           231
 Chastain Place I                             --        472         3,011               --           910
 Chastain Place II                            --        607         2,097               --            --
 Chastain Place III                           --        539         1,662               --            --
 Corporate Lakes Distribution Center          --      1,275         7,227               --           445
 Cosmopolitan North                           --      2,855         4,155               --           700
 Century Plaza 1                              --      1,290         8,425               --            --
 Century Plaza 2                              --      1,380         7,589               --            --
 Century Plaza 3                              --        570           --                --            --
 Deerfield Land                               --        879           --               382            --
 Deerfield 1                                  --      1,194         2,612               --            39
 EKA Chemical                                 --        609         9,883               --             3
 1035 Fred Drive                              --        270         1,239               --            16
 1077 Fred Drive                              --        384         1,191               --            38
 5125 Fulton Industrial Blvd                  --        578         3,116               --            81
 Fulton Corporate Center                      --        542         2,042               --            92
 10 Glenlake                                  --      3,021         30,966              --            --
 Glenlakes                                    --      2,908           --(18)        (2,898)           --
 Gwinnett Distribution Center                 --      1,128         5,943               --           330
 Kennestone Corporate Center                  --        518         4,874               --           215
 Lavista Business Park                        --        821         5,244               --           568
 Norcross, I, II                              --        326         1,979               --            43
 Nortel                                       --      3,341         32,109              --             2
 Newpoint Place I                             --        825         3,799               --            --
 Newpoint Place II                            --      1,436         3,321               --            --
 Newpoint Place III                           --        661         1,866               --           694
 Newpoint Place                               --        187           --             2,973            --
 Newpoint - Site E                            --        984           --(22)          (984)           --
 Oakbrook I                                  (11)       873         4,948               --            76
 Oakbrook II                                 (11)     1,579         8,388               --         1,186
 Oakbrook III                                (11)     1,480         8,388               --           209
 Oakbrook IV                                 (11)       953         5,400               --           130
 Oakbrook V                                  (11)     2,206         12,501              --           262
 Oakbrook Summitt                          4,531        950         6,572               --           378
 Oxford Lake Business Center                  --        855         7,014               --            99
 Peachtree Corners Land                       --      1,394           --                --            --
 Peachtree Corners II                         --      1,392         4,482               --           (31)
 Southside Distribution Center                --        810         1,219               --         3,340
 Highwoods Center I @ Tradeport               --        305         3,299               --            --
 HIW Center II at Tradeport                   --        635         3,474               --            --



                                                Gross Amount at
                                       Which Carried at Close of Period                                   Life on
                                       ---------------------------------                                   Which
                                                  Building &              Accumulated       Date of     Depreciation
              Description                Land    Improvements    Total    Depreciation   Construction   is Computed
-------------------------------------- -------- -------------- --------- -------------- -------------- -------------
 Asheville, NC
 Ridgefield I                             636        3,864       4,500          396         1987         5-40 yrs.
 Ridgefield II                            910        5,431       6,341          491         1989         5-40 yrs.
 Ridgefield III                           743        4,722       5,465          226         1998         5-40 yrs.
 Ridgefield IV                            791           --         791           --          N/A            N/A
 Atlanta, GA
 1765 The Exchange                         --           --          --           --         1983         5-40 yrs.
 One Point Royal                           --           --          --           --         1996         5-40 yrs.
 Two Point Royal                        1,793       15,127      16,920          793         1997         5-40 yrs.
 400 North Business Park                  979        6,290       7,269          449         1985         5-40 yrs.
 50 Glenlake                            2,500       20,242      22,742        1,106         1997         5-40 yrs.
 6348 Northeast Expressway                277        1,728       2,005          124         1978         5-40 yrs.
 6438 Northeast Expressway                181        2,294       2,475          168         1981         5-40 yrs.
 Bluegrass Lakes                          816        3,775       4,591          124         1999         5-40 yrs.
 Bluegrass Place 1                        491        2,041       2,532          122         1995         5-40 yrs.
 Bluegrass Place 2                        412        2,576       2,988          153         1996         5-40 yrs.
 Bluegrass Land Site V10                1,858           --       1,858           --         1999         5-40 yrs.
 Bluegrass Land Site V14                1,454           --       1,454           --         1999         5-40 yrs.
 1700 Century Circle                    1,115        3,551       4,666          372         1972         5-40 yrs.
 1800 Century Boulevard                 1,441       29,331      30,772        2,205         1975         5-40 yrs.
 1875 Century Boulevard                    --        9,137       9,137          707         1976         5-40 yrs.
 1900 Century Boulevard                    --        5,168       5,168          472         1971         5-40 yrs.
 2200 Century Parkway                      --       15,391      15,391        1,293         1971         5-40 yrs.
 2400 Century Center                       --       14,970      14,970          906         1998         5-40 yrs.
 2600 Century Parkway                      --       10,611      10,611          784         1973         5-40 yrs.
 2635 Century Parkway                      --       22,147      22,147        1,728         1980         5-40 yrs.
 2800 Century Parkway                      --       20,284      20,284        1,506         1983         5-40 yrs.
 Chattahoochee Avenue                     248        2,048       2,296          232         1970         5-40 yrs.
 Chastain Place I                         472        3,921       4,393          460         1997         5-40 yrs.
 Chastain Place II                        607        2,097       2,704          149         1998         5-40 yrs.
 Chastain Place III                       539        1,662       2,201           85         1999         5-40 yrs.
 Corporate Lakes Distribution Center    1,275        7,672       8,947          669         1988         5-40 yrs.
 Cosmopolitan North                     2,855        4,855       7,710          476         1980         5-40 yrs.
 Century Plaza 1                        1,290        8,425       9,715           62         1981         5-40 yrs.
 Century Plaza 2                        1,380        7,589       8,969           56         1984         5-40 yrs.
 Century Plaza 3                          570           --         570           --         1984         5-40 yrs.
 Deerfield Land                         1,261           --       1,261           --          N/A            N/A
 Deerfield 1                            1,194        2,651       3,845           31         1999         5-40 yrs.
 EKA Chemical                             609        9,886      10,495          443         1998         5-40 yrs.
 1035 Fred Drive                          270        1,255       1,525           93         1973         5-40 yrs.
 1077 Fred Drive                          384        1,229       1,613           91         1973         5-40 yrs.
 5125 Fulton Industrial Blvd              578        3,197       3,775          250         1973         5-40 yrs.
 Fulton Corporate Center                  542        2,134       2,676          168         1973         5-40 yrs.
 10 Glenlake                            3,021       30,966      33,987        1,198         1998         5-40 yrs.
 Glenlakes                                 10           --          10           --          N/A            N/A
 Gwinnett Distribution Center           1,128        6,273       7,401          504         1991         5-40 yrs.
 Kennestone Corporate Center              518        5,089       5,607          358         1985         5-40 yrs.
 Lavista Business Park                    821        5,812       6,633          480         1973         5-40 yrs.
 Norcross, I, II                          326        2,022       2,348          144         1970         5-40 yrs.
 Nortel                                 3,341       32,111      35,452        1,438         1998         5-40 yrs.
 Newpoint Place I                         825        3,799       4,624          407         1998         5-40 yrs.
 Newpoint Place II                      1,436        3,321       4,757            9         1999         5-40 yrs.
 Newpoint Place III                       661        2,560       3,221          149         1998         5-40 yrs.
 Newpoint Place                         3,160           --       3,160           --          N/A            N/A
 Newpoint - Site E                         --           --          --           --          N/A            N/A
 Oakbrook I                               873        5,024       5,897          448         1981         5-40 yrs.
 Oakbrook II                            1,579        9,574      11,153        1,081         1983         5-40 yrs.
 Oakbrook III                           1,480        8,597      10,077          841         1984         5-40 yrs.
 Oakbrook IV                              953        5,530       6,483          476         1985         5-40 yrs.
 Oakbrook V                             2,206       12,763      14,969        1,169         1985         5-40 yrs.
 Oakbrook Summitt                         950        6,950       7,900          543         1981         5-40 yrs.
 Oxford Lake Business Center              855        7,113       7,968          488         1985         5-40 yrs.
 Peachtree Corners Land                 1,394           --       1,394           --          N/A            N/A
 Peachtree Corners II                   1,392        4,451       5,843            4         1999         5-40 yrs.
 Southside Distribution Center            810        4,559       5,369          334         1988         5-40 yrs.
 Highwoods Center I @ Tradeport           305        3,299       3,604          153         1999         5-40 yrs.
 HIW Center II at Tradeport               635        3,474       4,109           55         1999         5-40 yrs.

                                                                                         Cost Capitalized
                                                                                            Subsequent
                                                               Initial Cost               to Acquisition
                                                        --------------------------- --------------------------
                                               1999                  Building &                   Building &
               Description                Encumbrance     Land   Improvements           Land    Improvements
----------------------------------------- ------------- -------- ------------------ ----------- --------------
 Atlanta Tradeport                             --         6,694          --                --            --
 Tradeport I                                   --           557        2,669               --            --
 Tradeport II                                  --           557        3,456               --            --
 Baltimore, MD
 4000 Old Court Medical Building               --           862        5,152             (862)       (5,152)
 9690 Deereco Road                             --         1,188        16,296          (1,188)      (16,296)
 Automatic Data Processing                     --         2,277        7,667           (2,277)       (7,667)
 The Atrium                                    --         1,390        9,864           (1,390)       (9,864)
 Business Center at Owings Mills, Lot 7        --           827        1,581             (827)       (1,581)
 Business Center at Owings Mills, Lot 8        --           786        2,241             (786)       (2,241)
 Business Center at Owings Mills, Lot 9        --           960        6,125             (960)       (6,125)
 Clark Building                                --         1,675        8,764           (1,675)       (8,764)
 Merrill Lynch Building                        --         2,960        11,316          (2,960)      (11,316)
 Sportsman Club                                --        15,291          --                --            --
 Boca Raton, FL
 Highwoods Square                              --         2,586        14,657          (2,586)      (14,657)
 Highwoods Plaza                               --         1,772        10,042          (1,772)      (10,042)
 One Boca Place                                --         5,736        32,505          (5,736)      (32,505)
 Charlotte, NC
 4101 Stuart Andrew Boulevard                  --            70         510                --           254
 4105 Stuart Andrew Boulevard                  --            26         189                --            22
 4109 Stuart Andrew Boulevard                  --            87         636                --            40
 4201 Stuart Andrew Boulevard                  --           110         809                --            58
 4205 Stuart Andrew Boulevard                  --           134         979                --            52
 4209 Stuart Andrew Boulevard                  --            91         665                --            52
 4215 Stuart Andrew Boulevard                  --           133         978                --            74
 4301 Stuart Andrew Boulevard                  --           232        1,702               --           137
 4321 Stuart Andrew Boulevard                  --            73         534                --            34
 4601 Park Square                              --         2,601        7,802               --           246
 Alston & Bird                                 --         2,362        5,379               --            31
 First Citizens Building                       --           647        5,528               --           482
 Twin Lakes Distribution Center                --         2,816        6,570               --            --
 Mallard Creek I                               --         1,248        4,142               --           301
 Mallard Creek III                             --           845        4,762               --            78
 Mallard Creek IV                              --           348        1,152               --             3
 Mallard Creek V                               --         1,665        8,738               --            --
 Mallard Creek VI                              --           834          --                --            --
 NationsFord Business Park                     --         1,206          --(23)          (791)           --
 Oakhill Land                                  --         2,796          --                --            --
 Oak Hill Business Park English               (11)          750        4,248               --            90
 Oak Hill Business Park Laurel                (11)          471        2,671               --           282
 Oak Hill Business Park+B150 Live Oak          --         1,403        5,611               --           579
 Oak Hill Business Park Scarlett              (11)        1,073        6,078               --           407
 Oak Hill Business Park Twin Oak              (11)        1,243        7,044               --           474
 Oak Hill Business Park Willow                (11)          442        2,505               --           876
 Oak Hill Business Park Water                 (11)        1,623        9,196               --           816
 Pinebrook                                     --           846        4,607               --           218
 Parkway Plaza Building 1                      --         1,110        4,741               --           538
 Parkway Plaza Building 2                      --         1,694        6,777               --         1,267
 Parkway Plaza Building 3                        (4)      1,570        6,282               --           567
 Parkway Plaza Building 6                      --            --        2,438               --           534
 Parkway Plaza Building 7                      --            --        4,648               --           237
 Parkway Plaza Building 8                      --            --        4,698               --           203
 Parkway Plaza Building 9                      --            --        6,008               --            28
 Parkway Plaza Building 10                     --            --        2,328              160            --
 Parkway Plaza Bldg 12                         --           112        1,489               --            --
 Parkway Plaza Bldg 14                         --           483        6,077               --            --
 University Research Center                    --         3,694        13,463          (3,694)      (13,463)
 Columbia, SC
 Center Point I                                --         1,313        7,441               --            88
 Center Point II                               --         1,183        8,724                1            --
 Center Point V                                --           265        1,279               --           264
 Center Point VI                               --           265          --                --            --
 Fontaine I                                    --         1,219        6,907               --           326
 Fontaine II                                   --           941        5,335               --           778
 Fontaine III                                  --           853        4,833               --            87
 Fontaine V                                    --           395        2,237               --            --
 Piedmont Triad, NC
 Concourse Center 1                            --           946        7,646               --            --
 Airport Center Drive                          --         1,600          --(13)          (717)           --
 6348 Burnt Poplar                             --           721        2,883               --            26
 6350 Burnt Poplar                             --           339        1,365               --            17
 Chimney Rock A/B                              --         1,610        3,757                1             4
 Chimney Rock C                                --           604        1,408               --             2
 Chimney Rock D                                --           236         550                --             2



                                                   Gross Amount at
                                           Which Carried at Close of Period                                 Life on
                                           --------------------------------                                  Which
                                                    Building &              Accumulated      Date of      Depreciation
               Description                  Land   Improvements     Total   Depreciation   Construction    is Computed
----------------------------------------- -------- -------------- --------- -------------- -------------- -------------
 Atlanta Tradeport                          6,694          --       6,694           --          N/A            N/A
 Tradeport I                                  557       2,669       3,226           68         1999         5-40 yrs.
 Tradeport II                                 557       3,456       4,013           86         1999         5-40 yrs.
 Baltimore, MD
 4000 Old Court Medical Building               --          --          --           --         1987         5-40 yrs.
 9690 Deereco Road                             --          --          --           --         1989         5-40 yrs.
 Automatic Data Processing                     --          --          --           --         1998         5-40 yrs.
 The Atrium                                    --          --          --           --         1986         5-40 yrs.
 Business Center at Owings Mills, Lot 7        --          --          --           --         1989         5-40 yrs.
 Business Center at Owings Mills, Lot 8        --          --          --           --         1989         5-40 yrs.
 Business Center at Owings Mills, Lot 9        --          --          --           --         1988         5-40 yrs.
 Clark Building                                --          --          --           --         1974         5-40 yrs.
 Merrill Lynch Building                        --          --          --           --         1982         5-40 yrs.
 Sportsman Club                            15,291          --      15,291           --          N/A            N/A
 Boca Raton, FL
 Highwoods Square                              --          --          --           --         1989         5-40 yrs.
 Highwoods Plaza                               --          --          --           --         1980         5-40 yrs.
 One Boca Place                                --          --          --           --         1987         5-40 yrs.
 Charlotte, NC
 4101 Stuart Andrew Boulevard                  70         764         834          177         1984         5-40 yrs.
 4105 Stuart Andrew Boulevard                  26         211         237           36         1984         5-40 yrs.
 4109 Stuart Andrew Boulevard                  87         676         763           85         1984         5-40 yrs.
 4201 Stuart Andrew Boulevard                 110         867         977          117         1982         5-40 yrs.
 4205 Stuart Andrew Boulevard                 134       1,031       1,165          128         1982         5-40 yrs.
 4209 Stuart Andrew Boulevard                  91         717         808           96         1982         5-40 yrs.
 4215 Stuart Andrew Boulevard                 133       1,052       1,185          140         1982         5-40 yrs.
 4301 Stuart Andrew Boulevard                 232       1,839       2,071          224         1982         5-40 yrs.
 4321 Stuart Andrew Boulevard                  73         568         641           68         1982         5-40 yrs.
 4601 Park Square                           2,601       8,048      10,649          343         1972         5-40 yrs.
 Alston & Bird                              2,362       5,410       7,772          258         1965         5-40 yrs.
 First Citizens Building                      647       6,010       6,657          919         1989         5-40 yrs.
 Twin Lakes Distribution Center             2,816       6,570       9,386          256         1991         5-40 yrs.
 Mallard Creek I                            1,248       4,443       5,691          196         1986         5-40 yrs.
 Mallard Creek III                            845       4,840       5,685          201         1990         5-40 yrs.
 Mallard Creek IV                             348       1,155       1,503           47         1993         5-40 yrs.
 Mallard Creek V                            1,665       8,738      10,403           28         1999         5-40 yrs.
 Mallard Creek VI                             834          --         834           --          N/A            N/A
 NationsFord Business Park                    415          --         415           --          N/A            N/A
 Oakhill Land                               2,796          --       2,796           --          N/A            N/A
 Oak Hill Business Park English               750       4,338       5,088          378         1984         5-40 yrs.
 Oak Hill Business Park Laurel                471       2,953       3,424          327         1984         5-40 yrs.
 Oak Hill Business Park+B150 Live Oak       1,403       6,190       7,593          663         1989         5-40 yrs.
 Oak Hill Business Park Scarlett            1,073       6,485       7,558          592         1982         5-40 yrs.
 Oak Hill Business Park Twin Oak            1,243       7,518       8,761          649         1985         5-40 yrs.
 Oak Hill Business Park Willow                442       3,381       3,823          424         1982         5-40 yrs.
 Oak Hill Business Park Water               1,623      10,012      11,635        1,070         1985         5-40 yrs.
 Pinebrook                                    846       4,825       5,671          307         1986         5-40 yrs.
 Parkway Plaza Building 1                   1,110       5,279       6,389          567         1982         5-40 yrs.
 Parkway Plaza Building 2                   1,694       8,044       9,738        1,294         1983         5-40 yrs.
 Parkway Plaza Building 3                   1,570       6,849       8,419          875         1984         5-40 yrs.
 Parkway Plaza Building 6                      --       2,972       2,972          436         1996         5-40 yrs.
 Parkway Plaza Building 7                      --       4,885       4,885          493         1985         5-40 yrs.
 Parkway Plaza Building 8                      --       4,901       4,901          486         1986         5-40 yrs.
 Parkway Plaza Building 9                      --       6,036       6,036          612         1984         5-40 yrs.
 Parkway Plaza Building 10                    160       2,328       2,488          103         1999         5-40 yrs.
 Parkway Plaza Bldg 12                        112       1,489       1,601            7         1999         5-40 yrs.
 Parkway Plaza Bldg 14                        483       6,077       6,560           54         1999         5-40 yrs.
 University Research Center                    --          --          --           --         1980         5-40 yrs.
 Columbia, SC
 Center Point I                             1,313       7,529       8,842          642         1988         5-40 yrs.
 Center Point II                            1,184       8,724       9,908          852         1996         5-40 yrs.
 Center Point V                               265       1,543       1,808          174         1997         5-40 yrs.
 Center Point VI                              265          --         265           --          N/A            N/A
 Fontaine I                                 1,219       7,233       8,452          599         1985         5-40 yrs.
 Fontaine II                                  941       6,113       7,054          878         1987         5-40 yrs.
 Fontaine III                                 853       4,920       5,773          437         1988         5-40 yrs.
 Fontaine V                                   395       2,237       2,632          186         1990         5-40 yrs.
 Piedmont Triad, NC
 Concourse Center 1                           946       7,646       8,592          126         1999         5-40 yrs.
 Airport Center Drive                         883          --         883           --          N/A            N/A
 6348 Burnt Poplar                            721       2,909       3,630          353         1990         5-40 yrs.
 6350 Burnt Poplar                            339       1,382       1,721          168         1992         5-40 yrs.
 Chimney Rock A/B                           1,611       3,761       5,372          156         1981         5-40 yrs.
 Chimney Rock C                               604       1,410       2,014           58         1983         5-40 yrs.
 Chimney Rock D                               236         552         788           23         1983         5-40 yrs.

                                                                                 Cost Capitalized
                                                                                    Subsequent
                                                        Initial Cost              to Acquisition
                                                  ------------------------- --------------------------
                                        1999                  Building &                 Building &
            Description            Encumbrance      Land     Improvements       Land    Improvements
---------------------------------- -------------- -------- ---------------- ----------- --------------
 Chimney Rock E                          --         1,692        3,948              1          43
 Chimney Rock F                          --         1,431        3,338              1           4
 Chimney Rock G                          --         1,044        2,435              1           3
 Deep River Corporate Center             --         1,033        5,855             --         302
 Airpark East-Copier Consultants           (3)        252        1,008             --         124
 Airpark East-Building 1                   (3)        377        1,510             --          47
 Airpark East-Building 2                   (3)        461        1,842             --          23
 Airpark East-Building 3                   (3)        321        1,283             --          67
 Airpark East-Hewlett Packard            --           149          727(12)        313         701
 Airpark East-Inacom Building            --           106          478(12)        222         294
 Airpark East-Simplex                    --           103          526(12)        196         258
 Airpark East-Building A                   (3)        541        2,913             --         470
 Airpark East-Building B                   (3)        779        3,200             --         340
 Airpark East-Building C                   (3)      2,384        9,535             --         572
 Airpark East-Building D                 --           271        3,213(12)        575         711
 Airpark East Expansion                  --            --           --             36          --
 Airpark East Land                       --         1,317           --(12)     (1,306)         64
 Airpark East-Service Center 1             (3)        275        1,099             --         127
 Airpark East-Service Center 2             (3)        222          889             --         119
 Airpark East-Service Center 3             (3)        304        1,214             --          66
 Airpark East-Service Center 4             (3)        224          898             --          74
 Airpark East-Service Court                (3)        194          774             --          57
 Airpark East-Warehouse 1                  (3)        384        1,535             --          78
 Airpark East-Warehouse 2                  (3)        372        1,488             --          86
 Airpark East-Warehouse 3                  (3)        370        1,480             --          49
 Airpark East-Warehouse 4                  (3)        657        2,628             --         179
 Airpark East-Highland                     (3)        175          699             --         377
 206 South Westgate Drive                --            91          664             --          19
 207 South Westgate Drive                --           138        1,012             --           8
 300 South Westgate Drive                --            68          496             --           6
 305 South Westgate Drive                --            30          220             --          69
 307 South Westgate Drive                --            66          485             --          14
 309 South Westgate Drive                --            68          496             --          21
 311 South Westgate Drive                --            75          551             --          27
 315 South Westgate Drive                --            54          396             --          13
 317 South Westgate Drive                --            81          597             --          25
 319 South Westgate Drive                --            54          396             --           7
 Inman Road Land                         --         2,357           --             --          --
 7906 Industrial Village Road            --            62          455             --          22
 7908 Industrial Village Road            --            62          455             --          11
 7910 Industrial Village Road            --            62          455             --          14
 Jefferson Pilot Land                  7,683       13,560           --             --          --
 Airpark North - DC1                       (3)        723        2,891             --         187
 Airpark North - DC2                       (3)      1,094        4,375             --          95
 Airpark North - DC3                       (3)        378        1,511             --         215
 Airpark North - DC4                       (3)        377        1,508             --         141
 Airpark North Land                      --           804           --             --          --
 2606 Phoenix Drive-100 Series           --            63          466             --          --
 2606 Phoenix Drive-200 Series           --            63          466             --           3
 2606 Phoenix Drive-300 Series           --            31          229             --         124
 2606 Phoenix Drive-400 Series           --            52          382             --          11
 2606 Phoenix Drive-500 Series           --            64          471             --          20
 2606 Phoenix Drive-600 Series           --            78          575             --          16
 Network Construction                    --            --          533             --         200
 5 Dundas Circle                         --            72          531             --          14
 7 Dundas Circle                         --            75          552             --          28
 8 Dundas Circle                         --            84          617             --          19
 302 Pomona Drive                        --            84          617             --          81
 304 Pomona Drive                        --            22          163             --           1
 306 Pomona Drive                        --            50          368             --          26
 308 Pomona Drive                        --            72          531             --           9
 9 Dundas Circle                         --            51          373             --          37
 2616 Phoenix Drive                      --           135          990             --          82
 500 Radar Road                          --           202        1,484             --         109
 502 Radar Road                          --            39          285             --          80
 504 Radar Road                          --            39          285             --          14
 506 Radar Road                          --            39          285             --           7
 Regency One-Piedmont Center             --           515        2,347             --         576
 Regency Two-Piedmont Center             --           435        1,859             --         509
 Sears Cenfact                           --           861        3,446             --          26
 4000 Spring Garden Street               --           127          933             --          87
 4002 Spring Garden Street               --            39          290             --           6
 4004 Spring Garden Street               --           139        1,019             --          67
 Airpark South Warehouse I               --           537        2,934             --          --
 Airpark South Warehouse 2               --           733        2,548             --          --



                                            Gross Amount at
                                    Which Carried at Close of Period                                 Life on
                                    --------------------------------                                  Which
                                             Building &              Accumulated      Date of      Depreciation
            Description              Land   Improvements     Total   Depreciation   Construction    is Computed
---------------------------------- -------- -------------- --------- -------------- -------------- -------------
 Chimney Rock E                      1,693       3,991       5,684          165         1985         5-40 yrs.
 Chimney Rock F                      1,432       3,342       4,774          139         1987         5-40 yrs.
 Chimney Rock G                      1,045       2,438       3,483          101         1987         5-40 yrs.
 Deep River Corporate Center         1,033       6,157       7,190          604         1989         5-40 yrs.
 Airpark East-Copier Consultants       252       1,132       1,384          137         1990         5-40 yrs.
 Airpark East-Building 1               377       1,557       1,934          220         1990         5-40 yrs.
 Airpark East-Building 2               461       1,865       2,326          229         1986         5-40 yrs.
 Airpark East-Building 3               321       1,350       1,671          188         1986         5-40 yrs.
 Airpark East-Hewlett Packard          462       1,428       1,890          185         1996         5-40 yrs.
 Airpark East-Inacom Building          328         772       1,100          157         1996         5-40 yrs.
 Airpark East-Simplex                  299         784       1,083          131         1997         5-40 yrs.
 Airpark East-Building A               541       3,383       3,924          525         1986         5-40 yrs.
 Airpark East-Building B               779       3,540       4,319          548         1988         5-40 yrs.
 Airpark East-Building C             2,384      10,107      12,491        1,305         1990         5-40 yrs.
 Airpark East-Building D               846       3,924       4,770          586         1997         5-40 yrs.
 Airpark East Expansion                 36          --          36           --          N/A            N/A
 Airpark East Land                      11          64          75           --          N/A            N/A
 Airpark East-Service Center 1         275       1,226       1,501          187         1985         5-40 yrs.
 Airpark East-Service Center 2         222       1,008       1,230          131         1985         5-40 yrs.
 Airpark East-Service Center 3         304       1,280       1,584          192         1985         5-40 yrs.
 Airpark East-Service Center 4         224         972       1,196          119         1985         5-40 yrs.
 Airpark East-Service Court            194         831       1,025          116         1990         5-40 yrs.
 Airpark East-Warehouse 1              384       1,613       1,997          210         1985         5-40 yrs.
 Airpark East-Warehouse 2              372       1,574       1,946          208         1985         5-40 yrs.
 Airpark East-Warehouse 3              370       1,529       1,899          190         1986         5-40 yrs.
 Airpark East-Warehouse 4              657       2,807       3,464          355         1988         5-40 yrs.
 Airpark East-Highland                 175       1,076       1,251           94         1990         5-40 yrs.
 206 South Westgate Drive               91         683         774           77         1986         5-40 yrs.
 207 South Westgate Drive              138       1,020       1,158          114         1986         5-40 yrs.
 300 South Westgate Drive               68         502         570           56         1986         5-40 yrs.
 305 South Westgate Drive               30         289         319           47         1985         5-40 yrs.
 307 South Westgate Drive               66         499         565           61         1985         5-40 yrs.
 309 South Westgate Drive               68         517         585           62         1985         5-40 yrs.
 311 South Westgate Drive               75         578         653           78         1985         5-40 yrs.
 315 South Westgate Drive               54         409         463           50         1985         5-40 yrs.
 317 South Westgate Drive               81         622         703           76         1985         5-40 yrs.
 319 South Westgate Drive               54         403         457           46         1985         5-40 yrs.
 Inman Road Land                     2,357          --       2,357           --          N/A            N/A
 7906 Industrial Village Road           62         477         539           52         1985         5-40 yrs.
 7908 Industrial Village Road           62         466         528           57         1985         5-40 yrs.
 7910 Industrial Village Road           62         469         531           60         1985         5-40 yrs.
 Jefferson Pilot Land               13,560          --      13,560           --          N/A            N/A
 Airpark North - DC1                   723       3,078       3,801          364         1986         5-40 yrs.
 Airpark North - DC2                 1,094       4,470       5,564          557         1987         5-40 yrs.
 Airpark North - DC3                   378       1,726       2,104          293         1988         5-40 yrs.
 Airpark North - DC4                   377       1,649       2,026          230         1988         5-40 yrs.
 Airpark North Land                    804          --         804           --          N/A            N/A
 2606 Phoenix Drive-100 Series          63         466         529           52         1989         5-40 yrs.
 2606 Phoenix Drive-200 Series          63         469         532           55         1989         5-40 yrs.
 2606 Phoenix Drive-300 Series          31         353         384           47         1989         5-40 yrs.
 2606 Phoenix Drive-400 Series          52         393         445           49         1989         5-40 yrs.
 2606 Phoenix Drive-500 Series          64         491         555           64         1989         5-40 yrs.
 2606 Phoenix Drive-600 Series          78         591         669           77         1989         5-40 yrs.
 Network Construction                   --         733         733           55         1988         5-40 yrs.
 5 Dundas Circle                        72         545         617           69         1987         5-40 yrs.
 7 Dundas Circle                        75         580         655           72         1986         5-40 yrs.
 8 Dundas Circle                        84         636         720           85         1986         5-40 yrs.
 302 Pomona Drive                       84         698         782           96         1987         5-40 yrs.
 304 Pomona Drive                       22         164         186           19         1987         5-40 yrs.
 306 Pomona Drive                       50         394         444           52         1987         5-40 yrs.
 308 Pomona Drive                       72         540         612           63         1987         5-40 yrs.
 9 Dundas Circle                        51         410         461           47         1986         5-40 yrs.
 2616 Phoenix Drive                    135       1,072       1,207          126         1985         5-40 yrs.
 500 Radar Road                        202       1,593       1,795          205         1981         5-40 yrs.
 502 Radar Road                         39         365         404           57         1986         5-40 yrs.
 504 Radar Road                         39         299         338           34         1986         5-40 yrs.
 506 Radar Road                         39         292         331           34         1986         5-40 yrs.
 Regency One-Piedmont Center           515       2,923       3,438          404         1996         5-40 yrs.
 Regency Two-Piedmont Center           435       2,368       2,803          439         1996         5-40 yrs.
 Sears Cenfact                         861       3,472       4,333          425         1989         5-40 yrs.
 4000 Spring Garden Street             127       1,020       1,147          131         1983         5-40 yrs.
 4002 Spring Garden Street              39         296         335           35         1983         5-40 yrs.
 4004 Spring Garden Street             139       1,086       1,225          144         1983         5-40 yrs.
 Airpark South Warehouse I             537       2,934       3,471          155         1998         5-40 yrs.
 Airpark South Warehouse 2             733       2,548       3,281           35         1999         5-40 yrs.

                                                                                   Cost Capitalized
                                                                                      Subsequent
                                                          Initial Cost              to Acquisition
                                                     ----------------------- ----------------------------
                                            1999                Building &                   Building &
              Description              Encumbrance     Land   Improvements        Land     Improvements
-------------------------------------- ------------- -------- -------------- ------------- --------------
 Airpark South Warehouse 4                  --          489        2,175            --             --
 Airpark South Warehouse VI                 --        1,690        3,915            --             --
 RF Micro Devices                           --          512        7,674          (512)        (7,674)
 Airpark West-1                               (4)       954        3,817            --            824
 Airpark West-2                               (4)       887        3,536              (3)         498
 Airpark West-4                               (4)       226          903            --            132
 Airpark West-5                               (4)       242          966            --             76
 Airpark West-6                               (4)       326        1,308            --            128
 7327 West Friendly Avenue                  --           60          441            --              7
 7339 West Friendly Avenue                  --           63          465            --             27
 7341 West Friendly Avenue                  --          113          831            --            123
 7343 West Friendly Avenue                  --           72          531            --             24
 7345 West Friendly Avenue                  --           66          485            --             17
 7347 West Friendly Avenue                  --           97          709            --             61
 7349 West Friendly Avenue                  --           53          388            --             14
 7351 West Friendly Avenue                  --          106          778            --             28
 7353 West Friendly Avenue                  --          123          901            --             12
 7355 West Friendly Avenue                  --           72          525            --              7
 150 Stratford                              --        2,777       11,459            --            404
 Chesapeake                                   (4)     1,236        4,944            --              8
 Forsyth Corporate Center                  (11)         326        1,850            --            647
 The Knollwood-370                            (3)     1,819        7,451            --            472
 The Knollwood-380                            (3)     2,977       11,912            --          1,891
 RMIC                                       --        1,091        5,525            --            626
 Robinhood                                  --          290        1,159            --            115
 101 Stratford                              --        1,205        6,810            --            306
 Consolidated Center/ Building I            --          625        2,126            --             56
 Consolidated Center/ Building II           --          625        4,376            --            138
 Consolidated Center/ Building III          --          680        3,522            --             51
 Consolidated Center/ Building IV           --          376        1,624            --            184
 Champion Headquarters                      --        1,725        6,280            --             85
 Grassy Creek - Building G                  --        1,439        3,357        (1,439)        (3,357)
 Grassy Creek - Building H                  --        1,606        3,748        (1,606)        (3,748)
 Grassy Creek - Building I                  --        1,835        4,283        (1,835)        (4,283)
 Hampton Park - Building 5                  --          318          742            --            145
 Hampton Park - Building 6                  --          371          866            --              6
 Hampton Park - Building 7                  --          212          495            --              3
 Hampton Park - Building 8                  --          212          495            --             65
 Hampton Park - Building 9                  --          212          495            --              3
 5100 Indiana Avenue                        --          490        1,143            --              2
 Members Warehouse                          --          602        1,406          (602)        (1,406)
 Madison Park - Building 5610               --          211          493            --             --
 Madison Park - Building 5620              (10)         941        2,196            --             --
 Madison Park - Building 5630              (10)       1,486        3,468            --             13
 Madison Park - Building 5635              (10)         893        2,083            --             --
 Madison Park - Building 5640              (10)       3,632        8,476            --             35
 Madison Park - Building 5650              (10)       1,081        2,522            --              1
 Madison Park - Building 5660              (10)       1,910        4,456            --             10
 Madison Park - Building 5655              (10)       5,891       13,753            --             22
 711 Almondridge                            --          301          702            --             25
 710 Almondridge                            --        1,809        4,221            --            109
 500 Northridge                             --        1,789        4,174            --              2
 520 Northridge                             --        1,645        3,876            --            345
 531 Northridge Warehouse                   --        4,992       11,648            --            174
 531 Northridge Office                      --          766        1,788            --              1
 540 Northridge                             --        2,038        4,755            --            140
 550 Northridge                             --          472        1,102            --            152
 US Airways                                (11)       2,625       14,824            --            209
 University Commercial
  Center-Landmark 03                        --          429        1,771            --            170
 University Commercial
  Center-Archer 04                          --          514        2,058            --            185
 University Commercial Center-Service
  Center 1                                  --          276        1,155            --             71
 University Commercial Center-Service
  Center 2                                  --          215          859            --            127
 University Commercial Center-Service
  Center 3                                  --          167          668            --             26
 University Commercial
  Center-Warehouse 1                        --          203          812            --              8
 University Commercial
  Center-Warehouse 2                        --          196          786            --             13
 Westpoint Business Park-BMF                  (1)       795        3,181            --              3
 Westpoint Business
  Park-Luwabahnson                          --          346        1,384            --              1
 Westpoint Business Park-3 & 4                (1)       120          480            --             38



                                                Gross Amount at
                                        Which Carried at Close of Period                                  Life on
                                        --------------------------------                                   Which
                                                 Building &              Accumulated      Date of       Depreciation
              Description                Land   Improvements     Total   Depreciation   Construction    is Computed
-------------------------------------- -------- -------------- --------- -------------- -------------- -------------
 Airpark South Warehouse 4                489        2,175       2,664           17         1999         5-40 yrs.
 Airpark South Warehouse VI             1,690        3,915       5,605           96         1999         5-40 yrs.
 RF Micro Devices                          --           --          --           --         1997         5-40 yrs.
 Airpark West-1                           954        4,641       5,595          807         1984         5-40 yrs.
 Airpark West-2                           884        4,034       4,918          601         1985         5-40 yrs.
 Airpark West-4                           226        1,035       1,261          176         1985         5-40 yrs.
 Airpark West-5                           242        1,042       1,284          165         1985         5-40 yrs.
 Airpark West-6                           326        1,436       1,762          234         1985         5-40 yrs.
 7327 West Friendly Avenue                 60          448         508           50         1987         5-40 yrs.
 7339 West Friendly Avenue                 63          492         555           59         1989         5-40 yrs.
 7341 West Friendly Avenue                113          954       1,067          120         1988         5-40 yrs.
 7343 West Friendly Avenue                 72          555         627           62         1988         5-40 yrs.
 7345 West Friendly Avenue                 66          502         568           61         1988         5-40 yrs.
 7347 West Friendly Avenue                 97          770         867          115         1988         5-40 yrs.
 7349 West Friendly Avenue                 53          402         455           52         1988         5-40 yrs.
 7351 West Friendly Avenue                106          806         912           99         1988         5-40 yrs.
 7353 West Friendly Avenue                123          913       1,036          102         1988         5-40 yrs.
 7355 West Friendly Avenue                 72          532         604           59         1988         5-40 yrs.
 150 Stratford                          2,777       11,863      14,640        1,504         1991         5-40 yrs.
 Chesapeake                             1,236        4,952       6,188          604         1993         5-40 yrs.
 Forsyth Corporate Center                 326        2,497       2,823          345         1985         5-40 yrs.
 The Knollwood-370                      1,819        7,923       9,742        1,088         1994         5-40 yrs.
 The Knollwood-380                      2,977       13,803      16,780        1,950         1990         5-40 yrs.
 RMIC                                   1,091        6,151       7,242          510         1998         5-40 yrs.
 Robinhood                                290        1,274       1,564          191         1989         5-40 yrs.
 101 Stratford                          1,205        7,116       8,321          369         1986         5-40 yrs.
 Consolidated Center/ Building I          625        2,182       2,807          116         1983         5-40 yrs.
 Consolidated Center/ Building II         625        4,514       5,139          243         1983         5-40 yrs.
 Consolidated Center/ Building III        680        3,573       4,253          190         1989         5-40 yrs.
 Consolidated Center/ Building IV         376        1,808       2,184          119         1989         5-40 yrs.
 Champion Headquarters                  1,725        6,365       8,090          338         1993         5-40 yrs.
 Grassy Creek - Building G                 --           --          --           --         1984         5-40 yrs.
 Grassy Creek - Building H                 --           --          --           --         1985         5-40 yrs.
 Grassy Creek - Building I                 --           --          --           --         1986         5-40 yrs.
 Hampton Park - Building 5                318          887       1,205           39         1981         5-40 yrs.
 Hampton Park - Building 6                371          872       1,243           35         1980         5-40 yrs.
 Hampton Park - Building 7                212          498         710           20         1983         5-40 yrs.
 Hampton Park - Building 8                212          560         772           20         1984         5-40 yrs.
 Hampton Park - Building 9                212          498         710           20         1985         5-40 yrs.
 5100 Indiana Avenue                      490        1,145       1,635           44         1982         5-40 yrs.
 Members Warehouse                         --           --          --           --         1986         5-40 yrs.
 Madison Park - Building 5610             211          493         704           19         1988         5-40 yrs.
 Madison Park - Building 5620             941        2,196       3,137           86         1983         5-40 yrs.
 Madison Park - Building 5630           1,486        3,481       4,967          135         1983         5-40 yrs.
 Madison Park - Building 5635             893        2,083       2,976           81         1986         5-40 yrs.
 Madison Park - Building 5640           3,632        8,511      12,143          330         1985         5-40 yrs.
 Madison Park - Building 5650           1,081        2,523       3,604           98         1984         5-40 yrs.
 Madison Park - Building 5660           1,910        4,466       6,376          173         1984         5-40 yrs.
 Madison Park - Building 5655           5,891       13,775      19,666          535         1987         5-40 yrs.
 711 Almondridge                          301          727       1,028           32         1988         5-40 yrs.
 710 Almondridge                        1,809        4,330       6,139          168         1989         5-40 yrs.
 500 Northridge                         1,789        4,176       5,965          166         1988         5-40 yrs.
 520 Northridge                         1,645        4,221       5,866          155         1988         5-40 yrs.
 531 Northridge Warehouse               4,992       11,822      16,814          459         1989         5-40 yrs.
 531 Northridge Office                    766        1,789       2,555           70         1989         5-40 yrs.
 540 Northridge                         2,038        4,895       6,933          188         1987         5-40 yrs.
 550 Northridge                           472        1,254       1,726           67         1989         5-40 yrs.
 US Airways                             2,625       15,033      17,658          800       1970-1987      5-40 yrs.
 University Commercial
  Center-Landmark 03                      429        1,941       2,370          252         1985         5-40 yrs.
 University Commercial
  Center-Archer 04                        514        2,243       2,757          314         1986         5-40 yrs.
 University Commercial Center-Service
  Center 1                                276        1,226       1,502          174         1983         5-40 yrs.
 University Commercial Center-Service
  Center 2                                215          986       1,201          155         1983         5-40 yrs.
 University Commercial Center-Service
  Center 3                                167          694         861           86         1984         5-40 yrs.
 University Commercial
  Center-Warehouse 1                      203          820       1,023          100         1983         5-40 yrs.
 University Commercial
  Center-Warehouse 2                      196          799         995           97         1983         5-40 yrs.
 Westpoint Business Park-BMF              795        3,184       3,979          388         1986         5-40 yrs.
 Westpoint Business
  Park-Luwabahnson                        346        1,385       1,731          169         1990         5-40 yrs.
 Westpoint Business Park-3 & 4            120          518         638           63         1988         5-40 yrs.

                                                                                   Cost Capitalized
                                                                                      Subsequent
                                                           Initial Cost             to Acquisition
                                                      ----------------------- --------------------------
                                            1999                 Building &                 Building &
             Description              Encumbrance       Land   Improvements       Land    Improvements
------------------------------------- --------------- -------- -------------- ----------- --------------
 Westpoint Business Park                     --         1,759        --(14)        (420)           1
 Westpoint Business Park-Wp 11                 (1)        393      1,570             --           65
 Westpoint Business Park-Wp 12                 (1)        382      1,531             --           44
 Westpoint Business Park-Wp 13                 (1)        297      1,192             --           41
 Westpoint Business Park-Fairchild           --           640      2,577             --           26
 Westpoint Business Park-Warehouse5          --           178       590              --          336
 Greenville, SC
 385 Land                                    --         1,800        --              --           --
 Nationsbank Plaza                           --           642      9,349             --        1,867
 Brookfield Plaza                           (11)        1,489      8,437             --          328
 Brookfield-CRS Sirrine                      --         3,022      17,125            --           --
 Brookfield-YMCA                             --            33       189              --           16
 385 Building 1                              --         1,413      1,401             --        2,778
 Patewood I                                  --           942      5,016             --           71
 Patewood II                                 --           942      5,018             --          115
 Patewood III                               (11)          835      4,733             --          151
 Patewood IV                                (11)        1,210      6,856             --            4
 Patewood V                                 (11)        1,677      9,503             --           65
 Patewood VI                                 --         2,375      9,643             --           --
 769 Pelham Road                             --           705      2,778             --           10
 Patewood Business Center                    --         1,312      7,436             --          169
 Jacksonville, FL
 9A Land                                     --         3,915        --              --           --
 Belfort Park I                              --         1,322      4,285             83          218
 Belfort Park II                             --           831      5,066             52          413
 Belfort Park III                            --           647      4,063             41          747
 Belfort Park VI                             --            --        --             484           --
 Belfort Park VII                            --            --        --           1,560           --
 CIGNA Building                              --           381      1,592             24          214
 Harry James Building                        --           272      1,360             17          280
 Independent Square                          --         3,985      44,633           250       13,667
 Three Oaks Plaza                            --         1,630      14,036           102          835
 Reflections                              6,520           958      9,877             60          544
 Southpoint Building                         --           594      3,987             37          231
 SWD Land Annex                              --            --        --               1            5
 Highwoods Center                            --         1,143      6,476             --           83
 Life of the South Building                  --           184      4,750             12          563
 Tallahasse, FL
 Blair Stone Building                        --         1,550      32,988            --        1,170
 215 South Monroe St. Building               --         1,950      17,853             4          497
 Shawnee Mission, KS
 Corinth Square North Shops                    (6)      2,693      10,772            --          410
 Corinth Shops South                           (6)      1,043      4,172             --           52
 Fairway Shops                            2,710           673      2,694             --          179
 Georgetown Marketplace                      --         1,399      5,598         (1,399)      (5,598)
 Prairie Village Shops                    11,229        3,289      13,157            --        1,172
 Shannon Valley Shopping Center           6,427         1,669      6,678             --        1,252
 Trailwood III Shops                        783           223       893              --           55
 Trailwood Shops                             --           458      1,831             --           72
 Valencia Place                              --            --      2,245             --           --
 Westwood Shops                              --           113       453              --            4
 Brymar Building                             --           329      1,317             --           22
 Corinth Executive Square                    --           514      2,054             --          490
 Corinth Ofice Building                     868           529      2,116             --           52
 Fairway North Building                   4,500           753      3,013             --          163
 Fairway West Building                    4,775           851      3,402             --          226
 Hartford Office Building                    --           568      2,271             --          138
 Land - Kansas                               --        28,275       121            (371)          --
 Nichols Building                           920           490      1,959             --           99
 Oak Park Building                           --           368      1,470             --          159
 Prairie Village Office Center               --           749      2,997             --          159
 OUIVIRA Business Park A                     --           191       447              --           21
 QUIVIRA Business Park B                     --           179       417              --           14
 QUIVIRA Business Park C                     --           189       440              --            8
 QUIVIRA Business Park D                     --           154       360              --            9
 QUIVIRA Business Park E                     --           251       586              --            8
 QUIVIRA Business Park F                     --           171       400              --           28
 QUIVIRA Business Park G                     --           205       477              --           --
 QUIVIRA Business Park H                     --           175       407              --           --
 QUIVIRA Business Park J                     --           360       839              --           37
 QUIVIRA Business Park L                     --            98       222              --            6
 QUIVIRA Business Park K                     --            95       222              --           --
 QUIVIRA Business Park SWB                   --           257       600              --          542
 Kansas City, MO
 48th & Penn                                   (9)        418      3,765             --          732



                                               Gross Amount at
                                       Which Carried at Close of Period                                   Life on
                                       --------------------------------                                    Which
                                                Building &              Accumulated       Date of      Depreciation
             Description                Land   Improvements     Total   Depreciation   Construction    is Computed
------------------------------------- -------- -------------- --------- -------------- -------------- -------------
 Westpoint Business Park                1,339           1       1,340           --          N/A            N/A
 Westpoint Business Park-Wp 11            393       1,635       2,028          211         1988         5-40 yrs.
 Westpoint Business Park-Wp 12            382       1,575       1,957          192         1988         5-40 yrs.
 Westpoint Business Park-Wp 13            297       1,233       1,530          150         1988         5-40 yrs.
 Westpoint Business Park-Fairchild        640       2,603       3,243          314         1990         5-40 yrs.
 Westpoint Business Park-Warehouse5       178         926       1,104          224         1995         5-40 yrs.
 Greenville, SC
 385 Land                               1,800          --       1,800           --          N/A            N/A
 Nationsbank Plaza                        642      11,216      11,858          820         1973         5-40 yrs.
 Brookfield Plaza                       1,489       8,765      10,254          840         1987         5-40 yrs.
 Brookfield-CRS Sirrine                 3,022      17,125      20,147        1,421         1990         5-40 yrs.
 Brookfield-YMCA                           33         205         238           26         1990         5-40 yrs.
 385 Building 1                         1,413       4,179       5,592          348         1998         5-40 yrs.
 Patewood I                               942       5,087       6,029          368         1985         5-40 yrs.
 Patewood II                              942       5,133       6,075          386         1987         5-40 yrs.
 Patewood III                             835       4,884       5,719          506         1989         5-40 yrs.
 Patewood IV                            1,210       6,860       8,070          569         1989         5-40 yrs.
 Patewood V                             1,677       9,568      11,245          789         1990         5-40 yrs.
 Patewood VI                            2,375       9,643      12,018          591         1999         5-40 yrs.
 769 Pelham Road                          705       2,788       3,493          132         1989         5-40 yrs.
 Patewood Business Center               1,312       7,605       8,917          650         1983         5-40 yrs.
 Jacksonville, FL
 9A Land                                3,915          --       3,915           --          N/A            N/A
 Belfort Park I                         1,405       4,503       5,908          280         1988         5-40 yrs.
 Belfort Park II                          883       5,479       6,362          363         1988         5-40 yrs.
 Belfort Park III                         688       4,810       5,498          369         1988         5-40 yrs.
 Belfort Park VI                          484          --         484           --          N/A            N/A
 Belfort Park VII                       1,560          --       1,560           --          N/A            N/A
 CIGNA Building                           405       1,806       2,211          113         1972         5-40 yrs.
 Harry James Building                     289       1,640       1,929          110         1982         5-40 yrs.
 Independent Square                     4,235      58,300      62,535        3,355         1975         5-40 yrs.
 Three Oaks Plaza                       1,732      14,871      16,603          921         1972         5-40 yrs.
 Reflections                            1,018      10,421      11,439          615         1985         5-40 yrs.
 Southpoint Building                      631       4,218       4,849          239         1980         5-40 yrs.
 SWD Land Annex                             1           5           6            1          N/A            N/A
 Highwoods Center                       1,143       6,559       7,702          549         1991         5-40 yrs.
 Life of the South Building               196       5,313       5,509          337         1964         5-40 yrs.
 Tallahasse, FL
 Blair Stone Building                   1,550      34,158      35,708        1,855         1994         5-40 yrs.
 215 South Monroe St. Building          1,954      18,350      20,304          850         1976         5-40 yrs.
 Shawnee Mission, KS
 Corinth Square North Shops             2,693      11,182      13,875          412         1962         5-40 yrs.
 Corinth Shops South                    1,043       4,224       5,267          159         1953         5-40 yrs.
 Fairway Shops                            673       2,873       3,546          125         1940         5-40 yrs.
 Georgetown Marketplace                    --          --          --           --         1974         5-40 yrs.
 Prairie Village Shops                  3,289      14,329      17,618          572         1948         5-40 yrs.
 Shannon Valley Shopping Center         1,669       7,930       9,599          356         1988         5-40 yrs.
 Trailwood III Shops                      223         948       1,171           38         1986         5-40 yrs.
 Trailwood Shops                          458       1,903       2,361           73         1968         5-40 yrs.
 Valencia Place                            --       2,245       2,245           --         1999         5-40 yrs.
 Westwood Shops                           113         457         570           17         1926         5-40 yrs.
 Brymar Building                          329       1,339       1,668           54         1968         5-40 yrs.
 Corinth Executive Square                 514       2,544       3,058          112         1973         5-40 yrs.
 Corinth Ofice Building                   529       2,168       2,697           79         1960         5-40 yrs.
 Fairway North Building                   753       3,176       3,929          142         1985         5-40 yrs.
 Fairway West Building                    851       3,628       4,479          168         1983         5-40 yrs.
 Hartford Office Building                 568       2,409       2,977           98         1978         5-40 yrs.
 Land - Kansas                         27,904         121      28,025            4          N/A            N/A
 Nichols Building                         490       2,058       2,548           80         1978         5-40 yrs.
 Oak Park Building                        368       1,629       1,997           60         1976         5-40 yrs.
 Prairie Village Office Center            749       3,156       3,905          129         1960         5-40 yrs.
 OUIVIRA Business Park A                  191         468         659           19         1975         5-40 yrs.
 QUIVIRA Business Park B                  179         431         610           17         1973         5-40 yrs.
 QUIVIRA Business Park C                  189         448         637           17         1973         5-40 yrs.
 QUIVIRA Business Park D                  154         369         523           13         1973         5-40 yrs.
 QUIVIRA Business Park E                  251         594         845           21         1973         5-40 yrs.
 QUIVIRA Business Park F                  171         428         599           15         1973         5-40 yrs.
 QUIVIRA Business Park G                  205         477         682           18         1973         5-40 yrs.
 QUIVIRA Business Park H                  175         407         582           25         1973         5-40 yrs.
 QUIVIRA Business Park J                  360         876       1,236           42         1973         5-40 yrs.
 QUIVIRA Business Park L                   98         228         326           11         1985         5-40 yrs.
 QUIVIRA Business Park K                   95         222         317           11         1985         5-40 yrs.
 QUIVIRA Business Park SWB                257       1,142       1,399           52         1973         5-40 yrs.
 Kansas City, MO
 48th & Penn                              418       4,497       4,915          227         1948         5-40 yrs.

                                                                                 Cost Capitalized
                                                                                    Subsequent
                                                         Initial Cost             to Acquisition
                                                    ----------------------- --------------------------
                                          1999                 Building &                 Building &
            Description             Encumbrance       Land   Improvements       Land    Improvements
----------------------------------- --------------- -------- -------------- ----------- --------------
 Balcony Retail                              (9)       889       8,002             --       2,311
 Brookside Shopping Center              3,898        2,002       8,602            154         717
 Court of the Penguins                       (9)       566       5,091             --         411
 Colonial Shops                            --          138         550             --          76
 Crestwood Shops                           --          253       1,013             --          52
 Esplanade                                   (9)       748       6,734             --         863
 Land Under Ground Leases Retail           --        9,789         114(18)     (5,781)         --
 Halls Block                                 (9)       275       2,478             --       2,541
 Kenilworth                                --          113         452             --          31
 Macy's Block                                (9)       504       4,536             --         333
 Millcreek Retail                            (9)       602       5,422             --       1,549
 Nichols Block Retail                        (9)       600       5,402             --         370
 96th & Nall Shops                         --           99         397             --          18
 Plaza Central                               (9)       405       3,649             --       1,193
 Plaza Savings South                         (9)       357       3,211             --       1,147
 Romanelli Annex Shops                     --           24          97             --          --
 Red Bridge Shops                          --        1,091       4,364             --       1,048
 Romanelli Shops                           --          219         875             --         151
 Seville Shops West                          (9)       300       2,696             --       9,205
 Seville Square                            --           --       20,973            --          --
 Swanson Block                               (9)       949       8,537             --         898
 Theater Block                               (9)     1,197       10,769            --       3,496
 Time Block Retail                           (9)     1,292       11,627            --       3,063
 Triangle                                    (9)       308       2,771             --         460
 Cole Garden Apartments                    --           22         122            (22)       (122)
 Corinth Gardens                           --          283       1,603             --          77
 Coach House North                      8,000        1,604       9,092             --         182
 Coach House South                      20,000       3,707       21,008            --         246
 Coach Lamp                                --          870       4,929             --         158
 Corinth Paddock                           --        1,050       5,949             --         171
 Corinth Place                          4,500          639       3,623             --          53
 Rental Houses                             --           --          --             --          --
 Kenilworth                             7,153        2,160       12,240            --         342
 Kirkwood Circle                           --        3,000          --             --          --
 Mission Valley                         1,053          576       3,266             --          76
 Neptune                                4,447        1,073       6,079             --         151
 Parklane                                  --          273       1,548             --          23
 Penn Wick Apartments                      --           31         175            (31)       (175)
 Regency House                          4,183        1,853       10,500            --       1,124
 St. Charles Apartments                    --           --          --             --          --
 Sulgrave                               7,768        2,621       14,855            --       1,088
 Tama Apartments                           --           16          93            (16)        (93)
 Wornall Road Apartments                   --           30         171             --          --
 4900 Main Building                        --           --       12,809            --         165
 63rd & Brookside Building                 --           71         283             --           7
 Balcony Office                              (9)        65         585             --          85
 Bannister Business Center              1,106          306         713             --         174
 Challenger Inc.                        19,000          --          --             --          --
 Esplanade Block Office                      (9)       375       3,374             --         261
 Marley Continental Homes of KS            --          180       1,620             --          --
 Millcreek Office                            (9)        79         717             --         146
 Land - Missouri                           --        3,794         188           (434)         --
 Nichols Block Office                        (9)        74         668             --          62
 One Ward Parkway                          --          666       2,663             --         240
 Plaza Land Company                        --           50          --            (50)         --
 Park Plaza Building                         (9)     1,352       5,409             27       1,848
 Parkway Building                          --          395       1,578             --         168
 Romanelli Annex Office Building           --           73         294             --           8
 Red Bridge Professional Building          --          405       1,621             --         133
 Two Brush Creek Plaza                     --          961       3,845             --         175
 Theatre Block Office                        (9)       242       2,179             --          --
 Time Block Office                           (9)       199       1,792             --         248
 Memphis, TN
 Atrium I & II                             --        1,530       6,121             40         258
 Centrum                                   --        1,013       5,488             --         248
 Colonnade                                 --        1,300       7,994             --          --
 Hickory Hill Medical Plaza                --          398       2,256             --           8
 3400 Players Club Parkway                (11)       1,005       5,515             --          --
 International Place Phase II              --        4,847       27,469            --       1,140
 Kirby Centre                              --          525       2,973             --         114
 International Place Phase III             --        2,566          --             --          --
 Southwind Office Center "A"               --          996       5,643             --         239
 Southwind Office Center "B"               --        1,356       7,684             --         312
 Southwind Office Center "D"               --          744       6,232             --          --
 Southwind Office Center "C"              (11)       1,070       5,924             --          --



                                            Gross Amount at
                                    Which Carried at Close of Period                                  Life on
                                    --------------------------------                                   Which
                                              Building &             Accumulated      Date of      Depreciation
            Description               Land   Improvements     Total  Depreciation   Construction    is Computed
----------------------------------- -------- -------------- -------- -------------- -------------- -------------
 Balcony Retail                        889       10,313      11,202         382         1925         5-40 yrs.
 Brookside Shopping Center           2,156        9,319      11,475         338         1919         5-40 yrs.
 Court of the Penguins                 566        5,502       6,068         263         1945         5-40 yrs.
 Colonial Shops                        138          626         764          26         1907         5-40 yrs.
 Crestwood Shops                       253        1,065       1,318          41         1932         5-40 yrs.
 Esplanade                             748        7,597       8,345         324         1928         5-40 yrs.
 Land Under Ground Leases Retail     4,008          114       4,122           4          N/A            N/A
 Halls Block                           275        5,019       5,294         117         1964         5-40 yrs.
 Kenilworth                            113          483         596          18         1965         5-40 yrs.
 Macy's Block                          504        4,869       5,373         215         1926         5-40 yrs.
 Millcreek Retail                      602        6,971       7,573         296         1920         5-40 yrs.
 Nichols Block Retail                  600        5,772       6,372         256         1930         5-40 yrs.
 96th & Nall Shops                      99          415         514          16         1976         5-40 yrs.
 Plaza Central                         405        4,842       5,247         195         1958         5-40 yrs.
 Plaza Savings South                   357        4,358       4,715         155         1948         5-40 yrs.
 Romanelli Annex Shops                  24           97         121           4         1963         5-40 yrs.
 Red Bridge Shops                    1,091        5,412       6,503         171         1959         5-40 yrs.
 Romanelli Shops                       219        1,026       1,245          48         1925         5-40 yrs.
 Seville Shops West                    300       11,901      12,201         270         1999         5-40 yrs.
 Seville Square                         --       20,973      20,973         281         1999         5-40 yrs.
 Swanson Block                         949        9,435      10,384         406         1967         5-40 yrs.
 Theater Block                       1,197       14,265      15,462         523         1928         5-40 yrs.
 Time Block Retail                   1,292       14,690      15,982         559         1929         5-40 yrs.
 Triangle                              308        3,231       3,539         143         1925         5-40 yrs.
 Cole Garden Apartments                 --           --          --          --         1960         5-40 yrs.
 Corinth Gardens                       283        1,680       1,963          63         1961         5-40 yrs.
 Coach House North                   1,604        9,274      10,878         345         1986         5-40 yrs.
 Coach House South                   3,707       21,254      24,961         780         1984         5-40 yrs.
 Coach Lamp                            870        5,087       5,957         187         1961         5-40 yrs.
 Corinth Paddock                     1,050        6,120       7,170         227         1973         5-40 yrs.
 Corinth Place                         639        3,676       4,315         135         1987         5-40 yrs.
 Rental Houses                          --           --          --          --          N/A         5-40 yrs.
 Kenilworth                          2,160       12,582      14,742         466         1965         5-40 yrs.
 Kirkwood Circle                     3,000           --       3,000          --          N/A            N/A
 Mission Valley                        576        3,342       3,918         123         1964         5-40 yrs.
 Neptune                             1,073        6,230       7,303         227         1988         5-40 yrs.
 Parklane                              273        1,571       1,844          58         1924         5-40 yrs.
 Penn Wick Apartments                   --           --          --          --         1965         5-40 yrs.
 Regency House                       1,853       11,624      13,477         479         1960         5-40 yrs.
 St. Charles Apartments                 --           --          --          --         1922         5-40 yrs.
 Sulgrave                            2,621       15,943      18,564         603         1967         5-40 yrs.
 Tama Apartments                        --           --          --          --         1965         5-40 yrs.
 Wornall Road Apartments                30          171         201           6         1918         5-40 yrs.
 4900 Main Building                     --       12,974      12,974         506         1986         5-40 yrs.
 63rd & Brookside Building              71          290         361          11         1919         5-40 yrs.
 Balcony Office                         65          670         735          22         1928         5-40 yrs.
 Bannister Business Center             306          887       1,193          51         1985         5-40 yrs.
 Challenger Inc.                        --           --          --          --          N/A            N/A
 Esplanade Block Office                375        3,635       4,010         129         1945         5-40 yrs.
 Marley Continental Homes of KS        180        1,620       1,800          59          N/A         5-40 yrs.
 Millcreek Office                       79          863         942          28         1925         5-40 yrs.
 Land - Missouri                     3,360          188       3,548           7          N/A         5-40 yrs.
 Nichols Block Office                   74          730         804          32         1938         5-40 yrs.
 One Ward Parkway                      666        2,903       3,569         166         1980         5-40 yrs.
 Plaza Land Company                     --           --          --          --          N/A            N/A
 Park Plaza Building                 1,379        7,257       8,636         294         1983         5-40 yrs.
 Parkway Building                      395        1,746       2,141          95       1906-1910      5-40 yrs.
 Romanelli Annex Office Building        73          302         375          11         1963         5-40 yrs.
 Red Bridge Professional Building      405        1,754       2,159          76         1972         5-40 yrs.
 Two Brush Creek Plaza                 961        4,020       4,981         176         1983         5-40 yrs.
 Theatre Block Office                  242        2,179       2,421          80         1928         5-40 yrs.
 Time Block Office                     199        2,040       2,239          78         1945         5-40 yrs.
 Memphis, TN
 Atrium I & II                       1,570        6,379       7,949         479         1984         5-40 yrs.
 Centrum                             1,013        5,736       6,749         355         1979         5-40 yrs.
 Colonnade                           1,300        7,994       9,294         574         1998         5-40 yrs.
 Hickory Hill Medical Plaza            398        2,264       2,662         187         1988         5-40 yrs.
 3400 Players Club Parkway           1,005        5,515       6,520         628         1997         5-40 yrs.
 International Place Phase II        4,847       28,609      33,456       2,619         1988         5-40 yrs.
 Kirby Centre                          525        3,087       3,612         256         1984         5-40 yrs.
 International Place Phase III       2,566           --       2,566          --          N/A            N/A
 Southwind Office Center "A"           996        5,882       6,878         494         1991         5-40 yrs.
 Southwind Office Center "B"         1,356        7,996       9,352         701         1990         5-40 yrs.
 Southwind Office Center "D"           744        6,232       6,976          59         1999         5-40 yrs.
 Southwind Office Center "C"         1,070        5,924       6,994         155         1998         5-40 yrs.

                                                                                 Cost Capitalized
                                                                                    Subsequent
                                                       Initial Cost               to Acquisition
                                                --------------------------- --------------------------
                                       1999                  Building &                   Building &
           Description            Encumbrance     Land   Improvements           Land    Improvements
--------------------------------- ------------- -------- ------------------ ----------- --------------
 Norfolk, VA
 Battlefield Business Center II           --        774        4,387               --           146
 Greenbriar Business Center               --        936        5,305               --            56
 Hampton Center Two                       --        945        6,567               --            --
 Riverside II                             --          2        9,148               --            --
 Riverside Building                       --      1,495        5,963           (1,495)       (5,963)
 Nashville, TN
 3322 West End                            --      3,021        27,266              --            --
 3401 Westend                             --      6,103        23,343              84         2,104
 5310 Maryland Way                        --      1,923        7,360               20           152
 Ayers Land                               --      1,164          --                --            --
 Southpointe                              --      1,655        9,059               --            --
 BNA Corporate Center                 11,265         --        22,588              --         1,552
 Caterpillar Financial Center             --         --        2,964               --            --
 Century City Plaza I                     --        903        3,612               --           388
 Cool Springs - Building II               --     10,225          --                --            --
 Cool Springs I                           --      1,983        13,854              --            --
 Eastpark 1, 2, 3                      3,801      3,137        11,842            (133)          716
 Grassmere                                --      1,779          --(19)          (348)           --
 Grassmere I                              --      1,251        7,091              350         1,062
 Grassmere II                             --      2,260        12,804              --           371
 Grassmere III                            --      1,340        7,592               --             5
 Highwoods Plaza I                        --      1,772        9,029               --            --
 Highwoods Plaza II                       --      1,448        6,948               --         1,239
 Harpeth on The Green II                  --      1,419        5,677                1           392
 Harpeth on the Green III                 --      1,658        6,633                2           362
 Harpeth on the Green IV                  --      1,709        6,835                5           640
 Harpeth on the Green V                   --        662        5,771               --            --
 Lakeview Ridge                           --      2,179        7,545               29           179
 Lakeview Ridge II                        --        605        5,883               --           (41)
 Lakeview Ridge III                       --      1,073        9,708               --            --
 Ridge Development                        --      1,960          --(20)        (1,960)           --
 The Sparrow Building                     --      1,262        5,047               --           150
 Grassmere/Thousdale Land                 --        760          --                --            --
 Winners Circle                           --      1,495        7,072                2           223
 Westwood South                           --      2,106        10,517              --            --
 Orlando, FL
 Sunport Center                           --      1,505        9,777               --           107
 Oakridge Center                          --      4,700        18,761              --           805
 Corporate Square                         --        900        1,717             (900)       (1,717)
 Executive Point Towers                   --      2,200        7,230           (2,200)       (7,230)
 Sandlake Southwest                    3,439      1,025        4,049               --            22
 Lakeview Office Park                     --      5,400        13,994          (5,400)      (13,994)
 2699 Lee Road Building                   --      1,500        6,003           (1,500)       (6,003)
 Lake Mary Land                           --      2,788          --                --            --
 MetroWest Center                         --      1,344        7,618               --           197
 Landmark I                               --      6,785        28,243              --           602
 Landmark II                              --      6,785        28,206              --           127
 C N A Maitland I                         --      1,858        16,129          (1,858)      (15,817)
 Maitland Building B                      --      1,115        8,121               --            --
 C N A Maitland II                        --        743        2,639             (743)       (2,636)
 Hard Rock Caf-                           --      1,305        3,570           (1,305)       (2,409)
 Metro West Land                          --      5,505          --                --            --
 One Winter Park                          --      1,000        3,652           (1,000)       (3,652)
 The Palladium                            --      1,400        5,500           (1,400)       (5,500)
 201 Pine Street Building                 --      4,400        29,836              --         1,424
 Capital Plaza                            --         --          --                --            14
 Capital Plaza III                        --         --          --             2,970            --
 Pine Street Parking                      --      1,030        8,087               --            --
 Premier Point North                      --        800        3,037             (800)       (3,037)
 Premier Point South                      --        600        3,404             (600)       (3,404)
 Interlachen Village                   2,055      1,100        2,689               --            47
 Signature Plaza                          --      4,300        30,294               2         2,348
 Skyline Center                           --        700        2,748             (700)       (2,748)
 Southwest Corporate Center               --        991        5,613             (991)       (5,613)
 Research Triangle, NC
 Blue Ridge II                            --        463        1,485               --            --
 Blue Ridge I                             --        722        4,538               --         1,051
 3404 North Duke Street                   --        879        3,522             (879)       (3,518)
 Fairfield II                             --        910        3,647             (910)       (3,647)
 3600 Glenwood Avenue                     --         --        10,994              --            --
 3645 Trust Drive - One North
  Commerce Center                         --        520        2,949              268           441
 3737 Glenwood Ave.                       --         --        15,889              --            --
 4020 North Roxboro Road                  --        675        2,708             (675)       (2,708)



                                           Gross Amount at
                                   Which Carried at Close of Period                                  Life on
                                   --------------------------------                                   Which
                                            Building &               Accumulated      Date of      Depreciation
           Description              Land   Improvements     Total   Depreciation   Construction    is Computed
--------------------------------- -------- -------------- --------- -------------- -------------- -------------
 Norfolk, VA
 Battlefield Business Center II       774       4,533       5,307          364         1987         5-40 yrs.
 Greenbriar Business Center           936       5,361       6,297          448         1984         5-40 yrs.
 Hampton Center Two                   945       6,567       7,512          102         1999         5-40 yrs.
 Riverside II                           2       9,148       9,150          213         1999         5-40 yrs.
 Riverside Building                    --          --          --           --         1988         5-40 yrs.
 Nashville, TN
 3322 West End                      3,021      27,266      30,287          143         1986         5-40 yrs.
 3401 Westend                       6,187      25,447      31,634        2,608         1982         5-40 yrs.
 5310 Maryland Way                  1,943       7,512       9,455          672         1994         5-40 yrs.
 Ayers Land                         1,164          --       1,164           --          N/A            N/A
 Southpointe                        1,655       9,059      10,714          655         1998         5-40 yrs.
 BNA Corporate Center                  --      24,140      24,140        2,338         1985         5-40 yrs.
 Caterpillar Financial Center          --       2,964       2,964           --         1999         5-40 yrs.
 Century City Plaza I                 903       4,000       4,903          465         1987         5-40 yrs.
 Cool Springs - Building II        10,225          --      10,225           --          N/A            N/A
 Cool Springs I                     1,983      13,854      15,837          608         1999         5-40 yrs.
 Eastpark 1, 2, 3                   3,004      12,558      15,562        1,370         1978         5-40 yrs.
 Grassmere                          1,431          --       1,431           --          N/A            N/A
 Grassmere I                        1,601       8,153       9,754          708         1984         5-40 yrs.
 Grassmere II                       2,260      13,175      15,435        1,181         1985         5-40 yrs.
 Grassmere III                      1,340       7,597       8,937          631         1990         5-40 yrs.
 Highwoods Plaza I                  1,772       9,029      10,801        1,283         1996         5-40 yrs.
 Highwoods Plaza II                 1,448       8,187       9,635        1,034         1997         5-40 yrs.
 Harpeth on The Green II            1,420       6,069       7,489          558         1984         5-40 yrs.
 Harpeth on the Green III           1,660       6,995       8,655          605         1987         5-40 yrs.
 Harpeth on the Green IV            1,714       7,475       9,189          684         1989         5-40 yrs.
 Harpeth on the Green V               662       5,771       6,433          493         1998         5-40 yrs.
 Lakeview Ridge                     2,208       7,724       9,932          693         1986         5-40 yrs.
 Lakeview Ridge II                    605       5,842       6,447          450         1998         5-40 yrs.
 Lakeview Ridge III                 1,073       9,708      10,781          216         1999         5-40 yrs.
 Ridge Development                     --          --          --           --          N/A            N/A
 The Sparrow Building               1,262       5,197       6,459          425         1982         5-40 yrs.
 Grassmere/Thousdale Land             760          --         760           --          N/A            N/A
 Winners Circle                     1,497       7,295       8,792          411         1987         5-40 yrs.
 Westwood South                     2,106      10,517      12,623          112         1999         5-40 yrs.
 Orlando, FL
 Sunport Center                     1,505       9,884      11,389          551         1990         5-40 yrs.
 Oakridge Center                    4,700      19,566      24,266        1,096       1966-1992      5-40 yrs.
 Corporate Square                      --          --          --           --         1971         5-40 yrs.
 Executive Point Towers                --          --          --           --         1978         5-40 yrs.
 Sandlake Southwest                 1,025       4,071       5,096          157         1986         5-40 yrs.
 Lakeview Office Park                  --          --          --           --         1975         5-40 yrs.
 2699 Lee Road Building                --          --          --           --         1974         5-40 yrs.
 Lake Mary Land                     2,788          --       2,788           --          N/A            N/A
 MetroWest Center                   1,344       7,815       9,159          677         1988         5-40 yrs.
 Landmark I                         6,785      28,845      35,630        1,427         1983         5-40 yrs.
 Landmark II                        6,785      28,333      35,118        1,357         1985         5-40 yrs.
 C N A Maitland I                      --         312         312           --         1998         5-40 yrs.
 Maitland Building B                1,115       8,121       9,236           58         1999         5-40 yrs.
 C N A Maitland II                     --           3           3           --         1998         5-40 yrs.
 Hard Rock Caf-                        --       1,161       1,161           --         1998         5-40 yrs.
 Metro West Land                    5,505          --       5,505           --          N/A            N/A
 One Winter Park                       --          --          --           --         1982         5-40 yrs.
 The Palladium                         --          --          --           --         1988         5-40 yrs.
 201 Pine Street Building           4,400      31,260      35,660        1,863         1980         5-40 yrs.
 Capital Plaza                         --          14          14           --          N/A         5-40 yrs.
 Capital Plaza III                  2,970          --       2,970           --         1999         5-40 yrs.
 Pine Street Parking                1,030       8,087       9,117          141         1999         5-40 yrs.
 Premier Point North                   --          --          --           --         1983         5-40 yrs.
 Premier Point South                   --          --          --           --         1983         5-40 yrs.
 Interlachen Village                1,100       2,736       3,836          163         1987         5-40 yrs.
 Signature Plaza                    4,302      32,642      36,944        2,046         1986         5-40 yrs.
 Skyline Center                        --          --          --           --         1985         5-40 yrs.
 Southwest Corporate Center            --          --          --           --         1984         5-40 yrs.
 Research Triangle, NC
 Blue Ridge II                        463       1,485       1,948          482         1988         5-40 yrs.
 Blue Ridge I                         722       5,589       6,311          907         1982         5-40 yrs.
 3404 North Duke Street                --           4           4           --         1985         5-40 yrs.
 Fairfield II                          --          --          --           --         1989         5-40 yrs.
 3600 Glenwood Avenue                  --      10,994      10,994          767         1986         5-40 yrs.
 3645 Trust Drive - One North
  Commerce Center                     788       3,390       4,178          271         1984         5-40 yrs.
 3737 Glenwood Ave.                    --      15,889      15,889           95         1999         5-40 yrs.
 4020 North Roxboro Road               --          --          --           --         1989         5-40 yrs.

                                                                                    Cost Capitalized
                                                                                       Subsequent
                                                          Initial Cost               to Acquisition
                                                   -------------------------- ----------------------------
                                          1999                 Building &                     Building &
             Description             Encumbrance     Land  Improvements            Land     Improvements
------------------------------------ ------------- ------- ------------------ ------------- --------------
 4101 North Roxboro Road                   --       1,059        4,243           (1,059)         (4,223)
 Fairfield I                               --         805        3,227             (805)         (3,227)
 4101 Research Commons                     --       1,349        6,928               --              --
 4201 Research Commons                     --       1,204        7,715               --           2,423
 4301 Research Commons                     --         900        7,425               --             708
 4401 Research Commons                     --       1,249        8,929               --           4,973
 4501 Research Commons                     --         785        4,448               --           1,235
 4800 North Park                           --       2,678        17,673              --             332
 4900 North Park                         1,389        770        1,989               --             275
 5000 North Park                          (11)      1,010        4,697               --           1,134
 5200 Green's Dairy - One North
  Commerce Center                          --         169         959                --             205
 5220 Green's Dairy - One North
  Commerce Center                          --         382        2,165               --             107
 5301 Departure Drive                      --         882        5,000               --               6
 4000 Aerial Center                        --         541        2,163             (541)         (2,163)
 Amica                                     --         289        1,517               --              80
 Arrowwood                                 --         955        3,406               --             633
 Aspen                                     --         560        2,088               --             453
 Birchwood                                 --         201         907                --              53
 BTI                                       --          --        15,504              --           3,897
 BTI Houses                                --         250         250                --              --
 Capital Center                            --         851          --(15)          (474)             --
 Cedar East                                --         563        2,491               --             330
 Cedar West                                --         563        2,475               --             623
 Clintrials Land Parcel 2                  --         657          --                --              --
 Clintrials Land Parcel 3                  --         548          --                --              --
 Clintrials Research                       --       2,497        12,798          (2,497)        (12,798)
 Colony Corporate Center                   --         613        3,296               --             696
 Concourse                                 --         986        12,069              --           1,779
 Cape Fear                                 --         131          --                --           2,627
 Creekstone Crossing                       --         728        3,841               --             100
 Cotton                                    --         460        1,844             (460)         (1,844)
 Catawba                                   --         125        1,635               --             293
 Cottonwood                                --         609        3,253               --               8
 Cypress                                   --         567        1,729               --             288
 Dogwood                                   --         766        2,777               --              23
 EPA Annex                                 --       2,601        10,920              --             109
 Expressway Warehouse                      --         242          --                 4           1,929
 Global Software                          (11)        465        7,471               --              --
 Hawthorn                                  --         904        3,782               --             238
 Highwoods Health Club                     --         142         524                --           2,516
 Holiday Inn Reservations Center           --         867        2,735               --             136
 Holly                                     --         300        1,144               --              45
 Healthsource                              --       1,294        10,593              10           1,696
 Highwoods Tower One                      (11)        203        16,914              --             547
 Highwoods Centre                          --         532        7,902               --              --
 Ironwood                                  --         319        1,276               --             364
 Kaiser                                    --         133        3,625               --             759
 Laurel                                    --         884        2,524               --             449
 Lake Plaza East                           --         856        4,893               --             696
 Highwoods Office Center North             --       1,103          49(16)          (746)             --
 Highwoods Office Center South             --       2,518          --                --              --
 Leatherwood                               --         213         851                --             445
 Martin Land                               --          --          --             3,361              --
 A4 Health Systems                         --         717        3,418               --           1,300
 Creekstone Park                           --         796          --(17)          (647)             --
 Northpark I                               --         405          --                93           3,782
 North Park - Land                         --         962          --               510              --
 Phase I - One North Commerce
  Center                                   --         768        4,353               --             330
 \`W' Building - One North Commerce
  Center                                   --       1,163        6,592               --           1,484
 Overlook                                  --         398        10,401              --              --
 Pamlico/Roanoke                           --         269          --                20          11,087
 Phoenix                                   --         394        2,019             (394)         (2,019)
 Raleigh Corp Center Lot D                 --          --          --             2,039              --
 Red Oak at Highwoods                      --         389        6,086               --              --
 Rexwoods Center I                           (4)      775          --               103           3,701
 Rexwoods II                               --         355          --                 7           1,851
 Rexwoods III                              --         886          --                34           2,920
 Rexwoods IV                               --         586          --                --           3,640
 Rexwoods V                                --       1,301        5,979               --              --
 Riverbirch                               (11)        448          --                21           4,506
 Situs I                                  (11)        693        2,917                 (1)        1,480



                                              Gross Amount at
                                      Which Carried at Close of Period                                 Life on
                                      --------------------------------                                   Which
                                               Building &               Accumulated      Date of      Depreciation
             Description               Land   Improvements     Total   Depreciation   Construction    is Computed
------------------------------------ -------- -------------- --------- -------------- -------------- -------------
 4101 North Roxboro Road                 --           20          20           --         1984         5-40 yrs.
 Fairfield I                             --           --          --           --         1987         5-40 yrs.
 4101 Research Commons                1,349        6,928       8,277           49         1999         5-40 yrs.
 4201 Research Commons                1,204       10,138      11,342        2,601         1991         5-40 yrs.
 4301 Research Commons                  900        8,133       9,033          959         1989         5-40 yrs.
 4401 Research Commons                1,249       13,902      15,151        3,817         1987         5-40 yrs.
 4501 Research Commons                  785        5,683       6,468        1,008         1985         5-40 yrs.
 4800 North Park                      2,678       18,005      20,683        2,555         1985         5-40 yrs.
 4900 North Park                        770        2,264       3,034          387         1984         5-40 yrs.
 5000 North Park                      1,010        5,831       6,841        1,186         1980         5-40 yrs.
 5200 Green's Dairy - One North
  Commerce Center                       169        1,164       1,333           93         1984         5-40 yrs.
 5220 Green's Dairy - One North
  Commerce Center                       382        2,272       2,654          211         1984         5-40 yrs.
 5301 Departure Drive                   882        5,006       5,888          416         1984         5-40 yrs.
 4000 Aerial Center                      --           --          --           --         1992         5-40 yrs.
 Amica                                  289        1,597       1,886          282         1983         5-40 yrs.
 Arrowwood                              955        4,039       4,994          684         1979         5-40 yrs.
 Aspen                                  560        2,541       3,101          437         1980         5-40 yrs.
 Birchwood                              201          960       1,161          159         1983         5-40 yrs.
 BTI                                     --       19,401      19,401          786         1995         5-40 yrs.
 BTI Houses                             250          250         500            8          N/A         5-40 yrs.
 Capital Center                         377           --         377           --          N/A            N/A
 Cedar East                             563        2,821       3,384          488         1981         5-40 yrs.
 Cedar West                             563        3,098       3,661          631         1981         5-40 yrs.
 Clintrials Land Parcel 2               657           --         657           --          N/A            N/A
 Clintrials Land Parcel 3               548           --         548           --          N/A            N/A
 Clintrials Research                     --           --          --           --         1998         5-40 yrs.
 Colony Corporate Center                613        3,992       4,605          700         1985         5-40 yrs.
 Concourse                              986       13,848      14,834        1,981         1986         5-40 yrs.
 Cape Fear                              131        2,627       2,758        1,624         1979         5-40 yrs.
 Creekstone Crossing                    728        3,941       4,669          475         1990         5-40 yrs.
 Cotton                                  --           --          --           --         1972         5-40 yrs.
 Catawba                                125        1,928       2,053        1,156         1980         5-40 yrs.
 Cottonwood                             609        3,261       3,870          465         1983         5-40 yrs.
 Cypress                                567        2,017       2,584          347         1980         5-40 yrs.
 Dogwood                                766        2,800       3,566          390         1983         5-40 yrs.
 EPA Annex                            2,601       11,029      13,630        1,354         1966         5-40 yrs.
 Expressway Warehouse                   246        1,929       2,175          465         1990         5-40 yrs.
 Global Software                        465        7,471       7,936        1,340         1996         5-40 yrs.
 Hawthorn                               904        4,020       4,924        1,916         1987         5-40 yrs.
 Highwoods Health Club                  142        3,040       3,182          173         1998         5-40 yrs.
 Holiday Inn Reservations Center        867        2,871       3,738          414         1984         5-40 yrs.
 Holly                                  300        1,189       1,489          196         1984         5-40 yrs.
 Healthsource                         1,304       12,289      13,593        1,283         1996         5-40 yrs.
 Highwoods Tower One                    203       17,461      17,664        3,989         1991         5-40 yrs.
 Highwoods Centre                       532        7,902       8,434          289         1998         5-40 yrs.
 Ironwood                               319        1,640       1,959          344         1978         5-40 yrs.
 Kaiser                                 133        4,384       4,517        1,512         1988         5-40 yrs.
 Laurel                                 884        2,973       3,857          409         1982         5-40 yrs.
 Lake Plaza East                        856        5,589       6,445        1,137         1984         5-40 yrs.
 Highwoods Office Center North          357           49         406           15          N/A            N/A
 Highwoods Office Center South        2,518           --       2,518           --          N/A            N/A
 Leatherwood                            213        1,296       1,509          283         1979         5-40 yrs.
 Martin Land                          3,361           --       3,361           --          N/A            N/A
 A4 Health Systems                      717        4,718       5,435          624         1996         5-40 yrs.
 Creekstone Park                        149           --         149           --          N/A            N/A
 Northpark I                            498        3,782       4,280          343         1997         5-40 yrs.
 North Park - Land                    1,472           --       1,472           --          N/A            N/A
 Phase I - One North Commerce
  Center                                768        4,683       5,451          442         1981         5-40 yrs.
 \`W' Building - One North Commerce
  Center                              1,163        8,076       9,239          838         1983         5-40 yrs.
 Overlook                               398       10,401      10,799          173         1999         5-40 yrs.
 Pamlico/Roanoke                        289       11,087      11,376        2,973         1980         5-40 yrs.
 Phoenix                                 --           --          --           --         1990         5-40 yrs.
 Raleigh Corp Center Lot D            2,039           --       2,039           --          N/A            N/A
 Red Oak at Highwoods                   389        6,086       6,475          172         1999         5-40 yrs.
 Rexwoods Center I                      878        3,701       4,579        1,031         1990         5-40 yrs.
 Rexwoods II                            362        1,851       2,213          293         1993         5-40 yrs.
 Rexwoods III                           920        2,920       3,840          631         1992         5-40 yrs.
 Rexwoods IV                            586        3,640       4,226          791         1995         5-40 yrs.
 Rexwoods V                           1,301        5,979       7,280          476         1998         5-40 yrs.
 Riverbirch                             469        4,506       4,975        1,312         1987         5-40 yrs.
 Situs I                                692        4,397       5,089          893         1996         5-40 yrs.

                                                                                      Cost Capitalized
                                                                                         Subsequent
                                                              Initial Cost             to Acquisition
                                                         ----------------------- --------------------------
                                               1999                 Building &                 Building &
               Description                Encumbrance      Land   Improvements       Land    Improvements
----------------------------------------- -------------- -------- -------------- ----------- --------------
 Situs II                                       --          718       5,950             --            --
 Six Forks Center I                             --          666       2,663             --           485
 Six Forks Center II                            --        1,086       4,345             --           462
 Six Forks Center III                          (11)         862       4,411             --           425
 Smoketree Tower                                --        2,353       11,802            --         4,580
 South Square I                                   (4)       606       3,785             --           832
 South Square II                                --          525       4,710             --           289
 Sycamore                                      (11)         255       5,830             --            --
 Building 2A - Triangle Business Center           (4)       377       4,004             --           858
 Building 2B - Triangle Business Center           (4)       118       1,225             --           213
 Building 3 - Triangle Business Center            (4)       409       5,349             --           660
 Building 7 - Triangle Business Center            (4)       414       6,301             --           670
 Weston                                                   1,544         --              --            --
 Willow Oak                                    (11)         458       4,685             --         1,834
 Richmond, VA
 Innsbrook Centre                               --          914       6,768             --            --
 Highwoods Distribution Center                 735           --         --           5,575            --
 Airport Center I                               --          708       4,374             --           998
 Airport Center 2                               --          362       2,896             --           215
 Capital One Building I                         --        1,278       10,690            --            --
 Capital One Building II                        --          477       3,946             --            --
 Capital One Building III                       --        1,278       11,515            --            --
 Capital One Parking Deck                       --           --       2,288             --            --
 1309 Cary Street                               --          171        685              --            99
 4900 Cox                                       --        1,324       5,305             --           165
 Technology Park 1                              --          541       2,166             --           182
 East Shore I                                   --           --       1,254             --            --
 East Shore II                                  --          907       6,662             --            --
 East Shore III                                 --           --       2,220             --            --
 Grove Park II                                  --          902         --              --            --
 Grove Park                                     --          349       2,685            364         3,069
 Highwoods Distribution Center                  --          517       5,714             --            --
 Highwoods One                                 (11)       1,846       8,613             --         1,953
 Richfood Holdings Building                     --          785       5,170             --         1,375
 End of Cox Road Land                           --          966         --(21)        (966)           --
 North Shore Commons                            --           71         --              --            --
 Highwoods Five                                 --          806       4,948             --           979
 Sadler & Cox Land                             239           --         --           1,682            --
 Highwoods Common                               --          547       4,342              2            --
 Liberty Mutual Building                      3,263       1,205       4,819             --           618
 Waterfront Plaza                                 (5)       585       2,347             --           670
 Mercer Plaza                                   --        1,556       12,350            --            --
 Markel-American                                --        1,372       8,667             --           934
 North Park Building                            --        2,163       8,659             --           440
 Hamilton Beach Building                          (5)     1,086       4,344             --           496
 One Shockoe Plaza                              --           --       19,324            --            --
 Westshore I                                    --          358       1,431             --            30
 Westshore II                                   --          545       2,181             --            36
 Westshore III                                  --          961       3,601             --         1,254
 Stony Point I                                  --        1,384       11,445            --           989
 Stony Point II                                 --        1,561       10,949            --            --
 Stony Point III                                --        2,546         --              --            --
 Technology Park 2                              --          264       1,058             --            49
 Virginia Center Technology Park                --        1,438       5,858         (1,438)       (5,858)
 Vantage Place-A                                --          203        811              --           150
 Vantage Place-B                                --          233        931              --           141
 Vantage Place-C                                --          235        940              --            86
 Vantage Place-D                                --          218        873              --           187
 Vantage Point                                            1,089       4,354             --           633
 South Florida
 2828 Coral Way Building                        --        1,100       4,303         (1,100)       (4,303)
 The Atrium at Coral Gables                     --        3,000       16,398        (3,000)      (16,398)
 Atrium West                                    --        1,300       5,564         (1,300)       (5,564)
 Avion                                          --          800       4,307           (800)       (4,307)
 Centrum Plaza                                  --        1,000       3,545         (1,000)       (3,545)
 Comeau Building                                --          460       3,683           (460)       (3,683)
 Corporate Square                               --        1,750       3,385         (1,750)       (3,385)
 Dadeland Towers North                          --        3,700       18,571        (3,700)      (18,571)
 Debartolo Land                                 --        1,727         --              --            --
 Highwoods Court at Doral                       --        3,423       13,692        (3,423)      (13,692)
 The 1800 Eller Drive Building                  --           --       9,724             --           491
 Emerald Hills Plaza I                          --        1,450       5,830         (1,450)       (5,830)
 Emerald Hills Plaza II                         --        1,450       7,030         (1,450)       (7,030)
 Gulf Atlantic Center                           --           --       11,237            --       (11,237)
 Horizon One                                    --          998       6,070           (998)       (6,070)



                                                   Gross Amount at
                                           Which Carried at Close of Period                                  Life on
                                           --------------------------------                                   Which
                                                     Building &             Accumulated       Date of      Depreciation
               Description                  Land   Improvements     Total   Depreciation   Construction    is Computed
----------------------------------------- -------- -------------- --------- -------------- -------------- -------------
 Situs II                                    718        5,950       6,668          345         1998         5-40 yrs.
 Six Forks Center I                          666        3,148       3,814          379         1982         5-40 yrs.
 Six Forks Center II                       1,086        4,807       5,893          579         1983         5-40 yrs.
 Six Forks Center III                        862        4,836       5,698          700         1987         5-40 yrs.
 Smoketree Tower                           2,353       16,382      18,735        2,813         1984         5-40 yrs.
 South Square I                              606        4,617       5,223          717         1988         5-40 yrs.
 South Square II                             525        4,999       5,524          715         1989         5-40 yrs.
 Sycamore                                    255        5,830       6,085          664         1997         5-40 yrs.
 Building 2A - Triangle Business Center      377        4,862       5,239        1,113         1984         5-40 yrs.
 Building 2B - Triangle Business Center      118        1,438       1,556          284         1984         5-40 yrs.
 Building 3 - Triangle Business Center       409        6,009       6,418        1,337         1988         5-40 yrs.
 Building 7 - Triangle Business Center       414        6,971       7,385        1,135         1986         5-40 yrs.
 Weston                                    1,544           --       1,544           --          N/A            N/A
 Willow Oak                                  458        6,519       6,977        1,610         1995         5-40 yrs.
 Richmond, VA
 Innsbrook Centre                            914        6,768       7,682            7         1989         5-40 yrs.
 Highwoods Distribution Center             5,575           --       5,575           --          N/A            N/A
 Airport Center I                            708        5,372       6,080          494         1997         5-40 yrs.
 Airport Center 2                            362        3,111       3,473          134         1998         5-40 yrs.
 Capital One Building I                    1,278       10,690      11,968          131         1999         5-40 yrs.
 Capital One Building II                     477        3,946       4,423           44         1999         5-40 yrs.
 Capital One Building III                  1,278       11,515      12,793           49         1999         5-40 yrs.
 Capital One Parking Deck                     --        2,288       2,288           20         1999         5-40 yrs.
 1309 Cary Street                            171          784         955           71         1987         5-40 yrs.
 4900 Cox                                  1,324        5,470       6,794          581         1991         5-40 yrs.
 Technology Park 1                           541        2,348       2,889          265         1991         5-40 yrs.
 East Shore I                                 --        1,254       1,254           --          N/A            N/A
 East Shore II                               907        6,662       7,569          139         1999         5-40 yrs.
 East Shore III                               --        2,220       2,220           --         1999         5-40 yrs.
 Grove Park II                               902           --         902           --          N/A            N/A
 Grove Park                                  713        5,754       6,467          487         1997         5-40 yrs.
 Highwoods Distribution Center               517        5,714       6,231           98         1999         5-40 yrs.
 Highwoods One                             1,846       10,566      12,412        1,501         1996         5-40 yrs.
 Richfood Holdings Building                  785        6,545       7,330          540         1997         5-40 yrs.
 End of Cox Road Land                         --           --          --           --          N/A            N/A
 North Shore Commons                          71           --          71           --          N/A            N/A
 Highwoods Five                              806        5,927       6,733          201         1998         5-40 yrs.
 Sadler & Cox Land                         1,682           --       1,682           --          N/A            N/A
 Highwoods Common                            549        4,342       4,891           48         1999         5-40 yrs.
 Liberty Mutual Building                   1,205        5,437       6,642          465         1990         5-40 yrs.
 Waterfront Plaza                            585        3,017       3,602          372         1988         5-40 yrs.
 Mercer Plaza                              1,556       12,350      13,906           13         1984         5-40 yrs.
 Markel-American                           1,372        9,601      10,973          435         1998         5-40 yrs.
 North Park Building                       2,163        9,099      11,262          845         1989         5-40 yrs.
 Hamilton Beach Building                   1,086        4,840       5,926          502         1986         5-40 yrs.
 One Shockoe Plaza                            --       19,324      19,324        1,510         1996         5-40 yrs.
 Westshore I                                 358        1,461       1,819          144         1995         5-40 yrs.
 Westshore II                                545        2,217       2,762          210         1995         5-40 yrs.
 Westshore III                               961        4,855       5,816          535         1997         5-40 yrs.
 Stony Point I                             1,384       12,434      13,818          698         1990         5-40 yrs.
 Stony Point II                            1,561       10,949      12,510          128         1999         5-40 yrs.
 Stony Point III                           2,546           --       2,546           --          N/A            N/A
 Technology Park 2                           264        1,107       1,371          127         1991         5-40 yrs.
 Virginia Center Technology Park              --           --          --           --         1985         5-40 yrs.
 Vantage Place-A                             203          961       1,164          141         1987         5-40 yrs.
 Vantage Place-B                             233        1,072       1,305          128         1988         5-40 yrs.
 Vantage Place-C                             235        1,026       1,261          134         1987         5-40 yrs.
 Vantage Place-D                             218        1,060       1,278          165         1988         5-40 yrs.
 Vantage Point                             1,089        4,987       6,076          588         1990         5-40 yrs.
 South Florida
 2828 Coral Way Building                      --           --          --           --         1985         5-40 yrs.
 The Atrium at Coral Gables                   --           --          --           --         1984         5-40 yrs.
 Atrium West                                  --           --          --           --         1983         5-40 yrs.
 Avion                                        --           --          --           --         1985         5-40 yrs.
 Centrum Plaza                                --           --          --           --         1988         5-40 yrs.
 Comeau Building                              --           --          --           --         1926         5-40 yrs.
 Corporate Square                             --           --          --           --         1981         5-40 yrs.
 Dadeland Towers North                        --           --          --           --         1972         5-40 yrs.
 Debartolo Land                            1,727           --       1,727           --          N/A            N/A
 Highwoods Court at Doral                     --           --          --           --         1987         5-40 yrs.
 The 1800 Eller Drive Building                --       10,215      10,215          573         1983         5-40 yrs.
 Emerald Hills Plaza I                        --           --          --           --         1979         5-40 yrs.
 Emerald Hills Plaza II                       --           --          --           --         1979         5-40 yrs.
 Gulf Atlantic Center                         --           --          --           --         1986         5-40 yrs.
 Horizon One                                  --           --          --           --         1985         5-40 yrs.

                                                                              Cost Capitalized
                                                                                 Subsequent
                                                      Initial Cost             to Acquisition
                                                 ----------------------- --------------------------
                                       1999                 Building &                 Building &
           Description            Encumbrance      Land   Improvements       Land    Improvements
--------------------------------- -------------- -------- -------------- ----------- --------------
 Highwoods Park H1                      --          215          542          (215)         (542)
 Highwoods Park H2                      --          532        1,838          (532)       (1,838)
 Highwoods Park A                       --          462        1,680          (462)       (1,680)
 Highwoods Park B                       --          388        1,362          (388)       (1,362)
 Highwoods Park C                       --        1,121        3,962        (1,121)       (3,962)
 Highwoods Park D                       --        1,123        3,865        (1,123)       (3,865)
 Highwoods Park E                       --        1,142        3,981        (1,142)       (3,981)
 Highwoods Park F                       --          382        1,284          (382)       (1,284)
 Highwoods Park G                       --          346        2,155          (346)       (2,155)
 Highwoods Park J                       --          326        2,380          (326)       (2,380)
 Highwoods Park L                       --        6,375           --        (6,375)           --
 Highwoods Park M                       --          714        4,133          (714)       (4,133)
 Highwoods Park N                       --           --          114            --          (114)
 Highwoods Park P                       --           --           96            --           (96)
 Palm Beach Gardens Office Park         --        1,000        4,510        (1,000)       (4,510)
 Pine Island Commons                    --        1,750        4,175        (1,750)       (4,175)
 Sheraton Design Center                 --        1,000        4,040        (1,000)       (4,040)
 Sunset Station Plaza                   --          660        7,721          (660)       (7,721)
 Venture Corporate Center I             --        1,867        7,458        (1,867)       (7,458)
 Venture Corporate Center II            --        1,867        8,837        (1,867)       (8,837)
 Venture Corporate Center III           --        1,867        8,838        (1,867)       (8,838)
 Tampa, FL
 5400 Gray Street                       --          350          295            --             5
 Anchor Glass                           --        1,281       11,034            --            --
 Atrium                                 --        1,639        9,286          (287)        1,753
 7201 - 7243B Bryan Dairy               --          352        2,398          (352)       (2,398)
 7245 - 7279 Bryan Dairy                --          352        2,396          (352)       (2,396)
 Benjamin Center #7                     --          296        1,678          (296)       (1,678)
 Benjamin Center #9                     --          300        1,699          (300)       (1,699)
 Brandywine I                           --          667        1,904          (667)       (1,904)
 Brandywine II                          --          483          965          (483)         (965)
 Bayshore Place                       6,316       2,248       10,323            --           162
 Bay View                               --        1,304        5,964            --           118
 Bay Vista Garden Center                  (8)       447        4,777            --            11
 Bay Vista Garden Center II               (8)     1,328        6,981           134           400
 Bay Vista Office Center                  (8)       935        4,480            --           169
 Bay Vista Retail Center                  (8)       283        1,135            --            23
 Countryside Place                      --          843        3,731            --           114
 Clearwater Point                       --          317        1,531            --            38
 Cross Bayou                            --          468        2,997          (468)       (2,997)
 Crossroads Office Center               --          561        3,342          (561)       (3,342)
 Clearwater Tower                       --        1,601        5,955        (1,601)       (5,955)
 Cypress Center Land                    --        1,410           --            --            --
 Cypress Commons                        --        1,211       11,488            --            --
 Cypress Center I Cigna                 --        3,171       12,635            --            --
 Cypress Center III                     --        1,190        7,690            --            --
 Cypress West                         2,085         615        4,988            --           216
 Brookwood Day Care Center              --           61          347            --            24
 Expo Building                          --          171          969            --            21
 Interstate Corporate Center            --        1,412        5,647        (1,412)       (5,647)
 Feathersound II                      2,261         800        7,282            --           355
 Fireman's Fund Building                --          500        4,107            --            95
 Fireman's fund Land                    --        1,000           --            --            --
 Grand Plaza (Office)                   --        1,100        7,676        (1,100)       (7,676)
 Grand Plaza (Retail)                   --          840       10,647          (840)      (10,647)
 Federated                              --        6,028           --            --            --
 Horizon Office Building                  (2)        --        6,114            --           144
 Highwoods Preserve I                   --           --        2,268            --            --
 Highwoods Preserve III                 --           --        1,524            --            --
 Highwoods Preserve Land              3,300       3,743           --            --            --
 IBP 8302 Laurel Fair Circle            --           63          595           (63)         (595)
 IBP 8306 Laurel Fair Circle            --          102          968          (102)         (968)
 IBP 8308 Laurel Fair Circle            --          118        1,087          (118)       (1,087)
 IBP 4510 Oakfair Blvd                  --          118        1,110          (118)       (1,110)
 IBP 4514 Oakfair Blvd                  --           71          366           (71)         (366)
 IBP 4520 Oakfair Blvd                  --          173        1,621          (173)       (1,621)
 IBP 4524 Oakfair Blvd                  --          141        1,329          (141)       (1,329)
 IBP Land                               --        3,781           --        (3,781)           --
 Idlewild                               --          623        3,859          (623)       (3,859)
 Lakepointe II Office Building            (2)     2,000       20,376            --            --
 Lakeside                                 (2)        --        7,272            --            76
 Lakepointe I                             (2)     2,100       31,390            --           458
 Lakeside Technology Center             --        1,325        8,084        (1,325)       (8,084)
 Mariner Square                         --          650        2,821          (650)       (2,821)
 Marathon I                             --          215        1,059          (215)       (1,059)



                                           Gross Amount at
                                   Which Carried at Close of Period                                   Life on
                                   --------------------------------                                    Which
                                            Building &              Accumulated       Date of      Depreciation
           Description              Land   Improvements     Total   Depreciation   Construction    is Computed
--------------------------------- -------- -------------- --------- -------------- -------------- -------------
 Highwoods Park H1                    --           --          --           --         1984         5-40 yrs.
 Highwoods Park H2                    --           --          --           --         1984         5-40 yrs.
 Highwoods Park A                     --           --          --           --         1984         5-40 yrs.
 Highwoods Park B                     --           --          --           --         1984         5-40 yrs.
 Highwoods Park C                     --           --          --           --         1984         5-40 yrs.
 Highwoods Park D                     --           --          --           --         1984         5-40 yrs.
 Highwoods Park E                     --           --          --           --         1984         5-40 yrs.
 Highwoods Park F                     --           --          --           --         1984         5-40 yrs.
 Highwoods Park G                     --           --          --           --         1984         5-40 yrs.
 Highwoods Park J                     --           --          --           --         1984         5-40 yrs.
 Highwoods Park L                     --           --          --           --          N/A            N/A
 Highwoods Park M                     --           --          --           --         1984         5-40 yrs.
 Highwoods Park N                     --           --          --           --         1984         5-40 yrs.
 Highwoods Park P                     --           --          --           --         1984         5-40 yrs.
 Palm Beach Gardens Office Park       --           --          --           --         1984         5-40 yrs.
 Pine Island Commons                  --           --          --           --         1985         5-40 yrs.
 Sheraton Design Center               --           --          --           --         1982         5-40 yrs.
 Sunset Station Plaza                 --           --          --           --         1984         5-40 yrs.
 Venture Corporate Center I           --           --          --           --         1982         5-40 yrs.
 Venture Corporate Center II          --           --          --           --         1982         5-40 yrs.
 Venture Corporate Center III         --           --          --           --         1982         5-40 yrs.
 Tampa, FL
 5400 Gray Street                    350          300         650           17         1973         5-40 yrs.
 Anchor Glass                      1,281       11,034      12,315          548         1988         5-40 yrs.
 Atrium                            1,352       11,039      12,391          790         1989         5-40 yrs.
 7201 - 7243B Bryan Dairy             --           --          --           --         1988         5-40 yrs.
 7245 - 7279 Bryan Dairy              --           --          --           --         1987         5-40 yrs.
 Benjamin Center #7                   --           --          --           --         1991         5-40 yrs.
 Benjamin Center #9                   --           --          --           --         1989         5-40 yrs.
 Brandywine I                         --           --          --           --         1984         5-40 yrs.
 Brandywine II                        --           --          --           --         1984         5-40 yrs.
 Bayshore Place                    2,248       10,485      12,733          428         1990         5-40 yrs.
 Bay View                          1,304        6,082       7,386          301         1982         5-40 yrs.
 Bay Vista Garden Center             447        4,788       5,235          226         1982         5-40 yrs.
 Bay Vista Garden Center II        1,462        7,381       8,843          466         1997         5-40 yrs.
 Bay Vista Office Center             935        4,649       5,584          300         1982         5-40 yrs.
 Bay Vista Retail Center             283        1,158       1,441           58         1987         5-40 yrs.
 Countryside Place                   843        3,845       4,688          185         1988         5-40 yrs.
 Clearwater Point                    317        1,569       1,886           75         1981         5-40 yrs.
 Cross Bayou                          --           --          --           --         1982         5-40 yrs.
 Crossroads Office Center             --           --          --           --         1981         5-40 yrs.
 Clearwater Tower                     --           --          --           --         1990         5-40 yrs.
 Cypress Center Land               1,410           --       1,410           --          N/A            N/A
 Cypress Commons                   1,211       11,488      12,699          352         1985         5-40 yrs.
 Cypress Center I Cigna            3,171       12,635      15,806          460         1982         5-40 yrs.
 Cypress Center III                1,190        7,690       8,880          111         1983         5-40 yrs.
 Cypress West                        615        5,204       5,819          312         1985         5-40 yrs.
 Brookwood Day Care Center            61          371         432           32         1986         5-40 yrs.
 Expo Building                       171          990       1,161           84         1981         5-40 yrs.
 Interstate Corporate Center          --           --          --           --         1981         5-40 yrs.
 Feathersound II                     800        7,637       8,437          469         1986         5-40 yrs.
 Fireman's Fund Building             500        4,202       4,702          249         1982         5-40 yrs.
 Fireman's fund Land               1,000           --       1,000           --          N/A            N/A
 Grand Plaza (Office)                 --           --          --           --         1985         5-40 yrs.
 Grand Plaza (Retail)                 --           --          --           --         1985         5-40 yrs.
 Federated                         6,028           --       6,028           --          N/A            N/A
 Horizon Office Building              --        6,258       6,258          359         1980         5-40 yrs.
 Highwoods Preserve I                 --        2,268       2,268           --         1999         5-40 yrs.
 Highwoods Preserve III               --        1,524       1,524           --         1999         5-40 yrs.
 Highwoods Preserve Land           3,743           --       3,743           --          N/A            N/A
 IBP 8302 Laurel Fair Circle          --           --          --           --         1987         5-40 yrs.
 IBP 8306 Laurel Fair Circle          --           --          --           --         1987         5-40 yrs.
 IBP 8308 Laurel Fair Circle          --           --          --           --         1987         5-40 yrs.
 IBP 4510 Oakfair Blvd                --           --          --           --         1987         5-40 yrs.
 IBP 4514 Oakfair Blvd                --           --          --           --         1987         5-40 yrs.
 IBP 4520 Oakfair Blvd                --           --          --           --         1987         5-40 yrs.
 IBP 4524 Oakfair Blvd                --           --          --           --         1987         5-40 yrs.
 IBP Land                             --           --          --           --          N/A            N/A
 Idlewild                             --           --          --           --         1981         5-40 yrs.
 Lakepointe II Office Building     2,000       20,376      22,376           78         1999         5-40 yrs.
 Lakeside                             --        7,348       7,348          406         1978         5-40 yrs.
 Lakepointe I                      2,100       31,848      33,948        1,777         1986         5-40 yrs.
 Lakeside Technology Center           --           --          --           --         1984         5-40 yrs.
 Mariner Square                       --           --          --           --         1973         5-40 yrs.
 Marathon I                           --           --          --           --         1997         5-40 yrs.

                                                                                  Cost Capitalized
                                                                                     Subsequent
                                                        Initial Cost               to Acquisition
                                                  ------------------------- ----------------------------
                                         1999                  Building &                   Building &
            Description             Encumbrance      Land    Improvements        Land     Improvements
----------------------------------- ------------- ---------- -------------- ------------- --------------
 Marathon II                              --           215          1,049          (215)       (1,049)
 Northside Square Office Building           (7)        601          3,601            --            99
 Northside Square Retail Building           (7)        800          2,808            --            43
 Parkside                                   (2)         --          9,193            --           254
 Sabal Pavilion - Phase I                 --           660          8,633            --            --
 Sabal Pavilion - Phase II                --           661             --            --            --
 Pavillion Office Building                  (2)         --         16,022            --           278
 Pavilion Parking Garage                  --            --          5,541            --            --
 Park Place                               --         1,508             --            --            --
 USF&G                                    --         1,366          7,742            --         1,370
 Registry I                               --           744          4,216            --           283
 Registry II                              --           908          5,147            --           219
 Registry Square                          --           344          1,951            --           101
 Rocky Point Land                         --         3,484             --            --            --
 Sabal Business Center I                  --           375          2,127            --           124
 Sabal Business Center II                 --           342          1,935            --           134
 Sabal Business Center III                --           290          1,642            --            41
 Sabal Business Center IV                 --           819          4,638            --            39
 Sabal Business Center V                  --         1,026          5,813            --            77
 Sabal Business Center VI                 --         1,609          9,116            --           196
 Sabal Business Center VII                --         1,519          8,605            --            32
 Sabal Lake Building                      --           572          3,241            --           147
 Sabal Industrial Park Land               --           301             --            --            --
 Sabal Park Plaza                         --           611          3,460            --           379
 Sabal Tech Center                        --           548          3,107            --            92
 Summit Executive Centre                  --           579          2,749            --             1
 Spectrum                                   (2)      1,450         14,173            --           268
 Starkey Road Center                      --           383          2,163          (383)       (2,163)
 Turtle Creek 4900 Creekside Dr           --           188          1,353          (188)       (1,353)
 Turtle Creek 4902 Creekside Dr           --            72            514           (72)         (514)
 Turtle Creek 4904 Creekside Dr           --            41            298           (41)         (298)
 Turtle Creek 4906 Creekside Dr           --            75            541           (75)         (541)
 Turtle Creek 4908 Creekside Dr           --           124            885          (124)         (885)
 Turtle Creek 4910 Creekside Dr           --           171          1,223          (171)       (1,223)
 Turtle Creek 4911 Creekside Dr           --           200          1,434          (200)       (1,434)
 Turtle Creek 4912 Creekside Dr           --            29            211           (29)         (211)
 Turtle Creek 4914 Creekside Dr           --            65            464           (65)         (464)
 Telecom Technology Center                --         1,250         11,224        (1,250)      (11,224)
 Tower Place                              --         3,194         18,098            --           753
 Westshore Square                       2,893        1,130          5,155            --           176
 REO Building                             --           796          4,484            --           165
 Ft. Myers, FL
 Sunrise Office Center                    --           422          3,478          (422)       (3,503)
                                                     -----         ------        ------       -------
                                                   766,672      3,444,293      (122,885)     (344,145)
                                                   =======      =========      ========      ========



                                                Gross Amount at
                                        Which Carried at Close of Period                                      Life on
                                        --------------------------------                                       Which
                                                Building &                  Accumulated      Date of       Depreciation
            Description                Land    Improvements       Total     Depreciation   Construction    is Computed
----------------------------------- ---------- -------------- ------------- -------------- -------------- -------------
 Marathon II                              --            --             --            --        1987         5-40 yrs.
 Northside Square Office Building        601         3,700          4,301           184        1986         5-40 yrs.
 Northside Square Retail Building        800         2,851          3,651           141        1986         5-40 yrs.
 Parkside                                 --         9,447          9,447           524        1979         5-40 yrs.
 Sabal Pavilion - Phase I                660         8,633          9,293           231        1998         5-40 yrs.
 Sabal Pavilion - Phase II               661            --            661            --         N/A            N/A
 Pavillion Office Building                --        16,300         16,300           904        1982         5-40 yrs.
 Pavilion Parking Garage                  --         5,541          5,541            28        1999         5-40 yrs.
 Park Place                            1,508            --          1,508            --         N/A            N/A
 USF&G                                 1,366         9,112         10,478         1,002        1988         5-40 yrs.
 Registry I                              744         4,499          5,243           407        1985         5-40 yrs.
 Registry II                             908         5,366          6,274           504        1987         5-40 yrs.
 Registry Square                         344         2,052          2,396           169        1988         5-40 yrs.
 Rocky Point Land                      3,484            --          3,484            --         N/A            N/A
 Sabal Business Center I                 375         2,251          2,626           178        1982         5-40 yrs.
 Sabal Business Center II                342         2,069          2,411           192        1984         5-40 yrs.
 Sabal Business Center III               290         1,683          1,973           140        1984         5-40 yrs.
 Sabal Business Center IV                819         4,677          5,496           385        1984         5-40 yrs.
 Sabal Business Center V               1,026         5,890          6,916           487        1988         5-40 yrs.
 Sabal Business Center VI              1,609         9,312         10,921           765        1988         5-40 yrs.
 Sabal Business Center VII             1,519         8,637         10,156           718        1990         5-40 yrs.
 Sabal Lake Building                     572         3,388          3,960           322        1986         5-40 yrs.
 Sabal Industrial Park Land              301            --            301            --         N/A            N/A
 Sabal Park Plaza                        611         3,839          4,450           529        1987         5-40 yrs.
 Sabal Tech Center                       548         3,199          3,747           258        1989         5-40 yrs.
 Summit Executive Centre                 579         2,750          3,329           130        1988         5-40 yrs.
 Spectrum                              1,450        14,441         15,891           799        1984         5-40 yrs.
 Starkey Road Center                      --            --             --            --        1980         5-40 yrs.
 Turtle Creek 4900 Creekside Dr           --            --             --            --        1985         5-40 yrs.
 Turtle Creek 4902 Creekside Dr           --            --             --            --        1985         5-40 yrs.
 Turtle Creek 4904 Creekside Dr           --            --             --            --        1985         5-40 yrs.
 Turtle Creek 4906 Creekside Dr           --            --             --            --        1985         5-40 yrs.
 Turtle Creek 4908 Creekside Dr           --            --             --            --        1985         5-40 yrs.
 Turtle Creek 4910 Creekside Dr           --            --             --            --        1985         5-40 yrs.
 Turtle Creek 4911 Creekside Dr           --            --             --            --        1985         5-40 yrs.
 Turtle Creek 4912 Creekside Dr           --            --             --            --        1985         5-40 yrs.
 Turtle Creek 4914 Creekside Dr           --            --             --            --        1985         5-40 yrs.
 Telecom Technology Center                --            --             --            --        1991         5-40 yrs.
 Tower Place                           3,194        18,851         22,045         1,644        1988         5-40 yrs.
 Westshore Square                      1,130         5,331          6,461           249        1976         5-40 yrs.
 REO Building                            796         4,649          5,445           261        1983         5-40 yrs.
 Ft. Myers, FL
 Sunrise Office Center                    --           (25)           (25)           --        1974         5-40 yrs.
                                       -----        ------         ------         -----
                                     643,787     3,100,148      3,743,935       237,959
                                     =======     =========      =========       =======

--------

(1) These assets are pledged as collateral for a $5,485,000 first mortgage loan.

(2) These assets are pledged as collateral for a $42,167,000 first mortgage loan.

(3) These assets are pledged as collateral for an $46,238,000 first mortgage loan.

(4) These assets are pledged as collateral for a $29,914,000 first mortgage loan.

(5) These assets are pledged as collateral for a $4,681,000 first mortgage loan.

(6) These assets are pledged as collateral for a $8,261,000 first mortgage loan.

(7) These assets are pledged as collateral for a $1,634,000 first mortgage loan.

(8) These assets are pledged as collateral for a $3,105,000 first mortgage loan.

(9) These assets are pledged as collateral for a $69,063,000 first mortgage loan.

(10) These assets are pledged as collateral for a $14,039,000 first mortgage loan.

(11) These assets are pledged as collateral for a $188,051,000 first mortgage loan.

(12) Reflects land transferred to Hewlett Packard property, Inacom property, Two AirPark East property, AirPark East-Simplex property And Two airpark East.

(13) Reflects land transferred to Concourse Center 1 and Concourse Center 2 Land in progress and Land Held for Development.

(14)    Reflects land sale.

(15)    Reflects land transferred to Situs 1 and Sitsus 2.

(16)    Reflects land transferred to Red Oak at Highwoods.

(17)    Reflects land transfers to Highwoods Centre and Sycamore.

(18)    Transferred to Land In Progress Account.

(19)    Reflects land transfer to Grassmere1.

(20) Reflects transfer of land to Lakeview Ridge II and Lakeview Ridge III, and sale of 3.35 acres of land.

(21)    Reflects transfer of Land to Highwoods Common.

(22)    Transferred Land to Newpoint Place.

(23)    Sold 9.61 acres in 1999.

     The aggregate cost for Federal Income tax purposes was approximately 3,119,035,172.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                              NOTE TO SCHEDULE III

                    As of December 31, 1999, 1998, and 1997
                                 (in thousands)



     A summary of activity for Real estate and accumulated depreciation is as follows:



                                                                          December 31,
                                                          ---------------------------------------------
                                                               1999            1998            1997
                                                          -------------   -------------   -------------
Real Estate:
  Balance at beginning of year ........................    $3,992,428      $2,589,531      $1,376,638
  Additions:
   Acquisitions, Development and Improvements .........       515,947       1,428,472       1,216,249
  Cost of real estate sold ............................      (764,440)        (25,575)         (3,356)
                                                           ----------      ----------      ----------
Balance at close of year (a) ..........................     3,743,935       3,992,428       2,589,531
                                                           ==========      ==========      ==========
Accumulated Depreciation:
  Balance at beginning of year ........................    $  167,225      $   85,602      $   42,004
  Depreciation expense ................................        99,386          83,158          43,732
  Real estate sold ....................................       (28,652)         (1,535)           (134)
                                                           ----------      ----------      ----------
Balance at close of year (b) ..........................    $  237,959      $  167,225      $   85,602
                                                           ==========      ==========      ==========

----------
(a) Reconciliation of total cost to balance sheet caption at December 31, 1999, 1998, and 1997 (in thousands):



                                                             1999            1998            1997
                                                        -------------   -------------   -------------
Total per schedule III ..............................    $3,743,935      $3,992,428      $2,589,531
Constuction in progress exclusive of land included in
  schedule III ......................................       186,925         189,465          95,387
Furniture, fixtures and equipment ...................         7,917           7,665           3,339
Property held for sale ..............................       (51,603)       (129,167)             --
                                                         ----------      ----------      ----------
Total real estate assets at cost ....................    $3,887,174      $4,060,391      $2,688,257
                                                         ==========      ==========      ==========

(b) Reconciliation of total Accumulated Depreciation to balance sheet caption at December 31, 1999, 1998, and 1997 (in thousands):



                                                                          1999          1998         1997
                                                                      -----------   -----------   ----------
Total per Schedule III ............................................    $237,959      $167,225      $85,602
Accumulated Depreciation -- furniture, fixtures and equipment......       2,799         3,953        1,444
Property held for sale ............................................      (2,643)       (2,670)          --
                                                                       --------      --------      -------
Total accumulated depreciation ....................................    $238,115      $168,508      $87,046
                                                                       ========      ========      =======