Form 10-Q
period 2000-03-31
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2000-05-05
CIK 941713

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

                 For the quarterly period ended March 31, 2000


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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2000


                               TABLE OF CONTENTS



                                                                                   PAGE
PART I.        FINANCIAL INFORMATION                                              -----
  Item 1.      Financial Statements                                                 3
               Consolidated Balance Sheets as of March 31, 2000 and
               December 31, 1999                                                    4
               Consolidated Statements of Income for the Three Months
               ended March 31, 2000 and 1999                                        5
               Consolidated Statements of Cash Flows for the Three Months
               ended March 31, 2000 and 1999                                        6
               Notes to consolidated financial statements                           8
  Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                               10
               Results of Operations                                               10
               Liquidity and Capital Resources                                     11
               Possible Environmental Liabilities                                  13
               Impact of Recently Issued Accounting Standards                      13
               Compliance with the Americans with Disabilities Act                 14
               Funds From Operations and Cash Available for Distributions          14
               Disclosure Regarding Forward-Looking Statements                     15
               Property Information                                                17
               Inflation                                                           25
  Item 3.      Quantitative and Qualitative Disclosures About Market Risk          26
  PART II.     OTHER INFORMATION
  Item 1.      Legal Proceedings                                                   27
  Item 2.      Changes in Securities and Use of Proceeds                           27
  Item 3.      Defaults Upon Senior Securities                                     27
  Item 4.      Submission of Matters to a Vote of Security Holders                 27
  Item 5.      Other Information                                                   27
  Item 6.      Exhibits and Reports on Form 8-K                                    27

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


     We refer to (1) Highwoods Properties, Inc. as the "Company," (2) Highwoods Realty Limited Partnership as the "Operating Partnership," (3) the Company's common stock as "Common Stock" and (4) the Operating Partnership's common partnership interests as "Common Units."

     The information furnished in the accompanying balance sheets, statements of income and statements of cash flows reflect all adjustments (consisting of normal recurring accruals) that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.


     The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and our 1999 Annual Report on Form 10-K.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


                          CONSOLIDATED BALANCE SHEETS


                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                           MARCH 31, 2000     DECEMBER 31, 1999
                                                                          ----------------   ------------------
                                                                             (UNAUDITED)
ASSETS
Real estate assets, at cost:
  Land and improvements ...............................................     $    484,434         $  468,077
  Buildings and tenant improvements ...................................        3,183,913          3,055,859
  Development in process ..............................................           85,705            186,925
  Land held for development ...........................................          165,387            168,396
  Furniture, fixtures and equipment ...................................            8,406              7,917
                                                                            ------------         ----------
                                                                               3,927,845          3,887,174
  Less -- accumulated depreciation ....................................         (265,864)          (238,115)
                                                                            ------------         ----------
  Net real estate assets ..............................................        3,661,981          3,649,059
  Property held for sale ..............................................           38,235             48,960
Cash and cash equivalents .............................................           23,162             33,915
Restricted cash .......................................................            1,738              1,854
Accounts receivable, net ..............................................           21,347             22,127
Advances to related parties ...........................................           13,859             15,096
Notes receivable ......................................................           45,423             44,892
Accrued straight-line rents receivable ................................           39,512             35,951
Investment in unconsolidated affiliates ...............................           35,416             33,758
Other assets:
  Deferred leasing costs ..............................................           77,318             66,783
  Deferred financing costs ............................................           40,543             40,125
  Prepaid expenses and other ..........................................           15,044             15,612
                                                                            ------------         ----------
                                                                                 132,905            122,520
  Less -- accumulated amortization ....................................          (40,500)           (36,053)
                                                                            ------------         ----------
   Other assets, net ..................................................           92,405             86,467
                                                                            ------------         ----------
    Total Assets ......................................................     $  3,973,078         $3,972,079
                                                                            ============         ==========
LIABILITIES AND PARTNERS' CAPITAL
Mortgages and notes payable ...........................................     $  1,767,998         $1,719,117
Accounts payable, accrued expenses and other liabilities ..............           99,544            106,601
                                                                            ------------         ----------
  Total Liabilities ...................................................        1,867,542          1,825,718
Redeemable operating partnership units:
  Class A Common Units outstanding, 8,581,833 at March 31, 2000 and
   8,809,218 at December 31, 1999 .....................................          183,480            208,140
  Class B Common Units outstanding, 196,492 at March 31, 2000 and
   December 31, 1999 ..................................................            4,201              4,643
  Series A Preferred Units outstanding, 125,000 at March 31, 2000 and
   December 31, 1999 ..................................................          121,809            121,809
  Series B Preferred Units outstanding, 6,900,000 at March 31, 2000 and
   December 31, 1999 ..................................................          166,346            166,346
  Series D Preferred Units outstanding, 400,000 at March 31, 2000 and
   December 31, 1999 ..................................................           96,842             96,842
Partners' capital:
  Class A Common Units:
   General partner Common Units, 701,840 and 703,884 outstanding at
    March 31, 2000 and December 31, 1999, respectively ................           15,867             15,740
   Limited partner Common Units, 60,900,319 and 60,875,308
    outstanding at March 31, 2000 and December 31, 1999,
    respectively ......................................................        1,570,915          1,558,316
   Less treasury units; 2,466,700 at March 31, 2000 and 1,150,000 at
    December 31, 1999 .................................................          (53,924)           (25,475)
                                                                            ------------         ----------
    Total Partners' Capital ...........................................        1,532,858          1,548,581
                                                                            ------------         ----------
    Total Liabilities and Partners' Capital ...........................     $  3,973,078         $3,972,079
                                                                            ============         ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


                       CONSOLIDATED STATEMENTS OF INCOME


              (UNAUDITED AND IN THOUSANDS EXCEPT PER UNIT AMOUNTS)



                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           -------------------------
                                                                               2000          1999
                                                                           -----------   -----------
REVENUE:
 Rental property .......................................................    $135,508      $145,868
 Equity in earnings of unconsolidated affiliates .......................         827           121
 Interest and other income .............................................       3,947         4,597
                                                                            --------      --------
Total Revenue ..........................................................     140,282       150,586
OPERATING EXPENSES:
 Rental property .......................................................      39,339        45,292
 Depreciation and amortization .........................................      28,271        28,074
 Interest expense:
   Contractual .........................................................      26,158        29,845
   Amortization of deferred financing costs ............................         721           778
                                                                            --------      --------
                                                                              26,879        30,623
 General and administrative ............................................       4,965         5,793
                                                                            --------      --------
   Income before gain on disposition of assets and extraordinary item ..      40,828        40,804
 Gain on disposition of assets .........................................       6,946           569
                                                                            --------      --------
   Income before extraordinary item ....................................      47,774        41,373
EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF DEBT .............        (195)           --
                                                                            --------      --------
 Net income ............................................................      47,579        41,373
DIVIDENDS ON PREFERRED UNITS ...........................................      (8,145)       (8,145)
                                                                            --------      --------
 Net income available for Class A Common Units .........................    $ 39,434      $ 33,228
                                                                            ========      ========
NET INCOME PER COMMON UNIT -- BASIC:
 Income before extraordinary item ......................................    $   0.57      $   0.48
   Extraordinary item -- loss on early extinguishment of debt ..........          --            --
                                                                            --------      --------
   Net income ..........................................................    $   0.57      $   0.48
                                                                            ========      ========
NET INCOME PER COMMON UNIT -- DILUTED:
 Income before extraordinary item ......................................    $   0.57      $   0.48
   Extraordinary item -- loss on early extinguishment of debt ..........          --            --
                                                                            --------      --------
   Net income ..........................................................    $   0.57      $   0.48
                                                                            ========      ========
   WEIGHTED AVERAGE COMMON UNITS OUTSTANDING -- BASIC:
   Class A Common Units:
    General partner ....................................................         686           693
    Limited partners ...................................................      67,884        68,640
   Class B Common Units:
    Limited partners ...................................................         196           292
                                                                            --------      --------
 Total .................................................................      68,766        69,625
                                                                            ========      ========
   WEIGHTED AVERAGE COMMON UNITS OUTSTANDING -- DILUTED:
   Class A common units:
    General partner ....................................................         687           695
    Limited partners ...................................................      67,968        68,775
   Class B Common Units:
    Limited partners ...................................................         196           292
                                                                            --------      --------
 Total .................................................................      68,851        69,762
                                                                            ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                          (UNAUDITED AND IN THOUSANDS)



                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                            2000           1999
                                                                        ------------   ------------
OPERATING ACTIVITIES:
Net income ..........................................................    $  47,579      $   41,373
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization .....................................       28,271          28,074
  Loss on early extinguishment of debt ..............................          195              --
  Gain on disposition of assets .....................................       (6,946)           (569)
  Changes in operating assets and liabilities .......................       (9,905)        (17,344)
                                                                         ---------      ----------
   Net cash provided by operating activities ........................       59,194          51,534
                                                                         ---------      ----------
INVESTING ACTIVITIES:
Additions to real estate assets .....................................      (38,385)       (122,847)
Proceeds from disposition of assets .................................       20,666         124,463
Advances to subsidiaries ............................................        1,237           7,254
Cash paid in exchange for partnership net assets ....................           --          (1,008)
Other ...............................................................      (20,448)        (30,557)
                                                                         ---------      ----------
   Net cash used in investing activities ............................      (36,930)        (22,695)
                                                                         ---------      ----------
FINANCING ACTIVITIES:
Distributions paid ..................................................      (38,438)        (38,072)
Payment of preferred unit dividends .................................       (8,145)         (8,145)
Payment of prepayment penalties .....................................         (195)             --
Borrowings on mortgages and notes payable ...........................       72,215          16,885
Repayment of mortgages and notes payable ............................      (67,334)         (3,252)
Borrowings on revolving loans .......................................      129,000          81,500
Repayment on revolving loans ........................................      (85,000)        (74,000)
Net proceeds from contributed capital ...............................          599           8,108
Purchase of treasury stock and units ................................      (35,301)             --
Net payment of deferred financing costs .............................         (418)         (4,659)
                                                                         ---------      ----------
   Net cash used in financing activities ............................      (33,017)        (21,635)
                                                                         ---------      ----------
Net (decrease)/increase in cash and cash equivalents ................      (10,753)          7,204
Cash and cash equivalents at beginning of the period ................       33,915          30,696
                                                                         ---------      ----------
Cash and cash equivalents at end of the period ......................    $  23,162      $   37,900
                                                                         =========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ..............................................    $  23,781      $   28,014
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


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                          (UNAUDITED AND IN THOUSANDS)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     The following summarizes the net assets contributed by holders of Common Units in the Operating Partnership or acquired subject to mortgage notes payable:



                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                               -----------------------
                                                   2000         1999
                                               -----------   ---------
ASSETS:
Rental property and equipment, net .........    $  1,356      $2,241
LIABILITIES:
Mortgages and notes payable ................          --          --
                                                --------      ------
   Net assets ..............................    $  1,356      $2,241
                                                ========      ======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                MARCH 31, 2000
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

     The Operating Partnership is a subsidiary of Highwoods Properties, Inc. (the "Company"). At March 31, 2000, the Company owned 87% of the Common Units of the Operating Partnership.

     The consolidated financial statements include the accounts of the Operating Partnership and its majority controlled affiliates. All significant intercompany balances and transactions have been eliminated.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- DEFERRAL OF THE FASB STATEMENT NO. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. Statement No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of our derivatives is discussed in Item 2.

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

     The accounting policies of the segments are the same as those described in note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the quarter ended March 31, 2000 and 1999.


                                                           THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------
                                                               2000             1999
                                                          --------------   --------------
                                                                  (IN THOUSANDS)
RENTAL INCOME:
Office segment ........................................     $  109,444       $  120,355
Industrial segment ....................................         13,115           13,054
Retail segment ........................................          8,395            7,568
Apartment segment .....................................          4,554            4,891
                                                            ----------       ----------
  TOTAL RENTAL INCOME .................................     $  135,508       $  145,868
                                                            ==========       ==========
NET OPERATING INCOME:
Office segment ........................................     $   76,452       $   81,909
Industrial segment ....................................         10,851           10,943
Retail segment ........................................          6,049            5,069
Apartment segment .....................................          2,817            2,655
                                                            ----------       ----------
  TOTAL NET OPERATING INCOME ..........................     $   96,169       $  100,576
Reconciliation to income before extraordinary item:
Equity in income of unconsolidated affiliates .........            827              121
Gain on disposition of assets .........................          6,946              569
Interest and other income .............................          3,947            4,597
Interest expense ......................................        (26,879)         (30,623)
General and administrative expenses ...................         (4,965)          (5,793)
Depreciation and amortization .........................        (28,271)         (28,074)
                                                            ----------       ----------
Income before extraordinary item ......................     $   47,774       $   41,373
                                                            ==========       ==========
TOTAL ASSETS:
Office segment ........................................     $2,971,453       $3,196,262
Industrial segment ....................................        438,389          490,452
Retail segment ........................................        272,664          256,869
Apartment segment .....................................        115,387          136,339
Corporate and other ...................................        175,185          161,498
                                                            ----------       ----------
TOTAL ASSETS ..........................................     $3,973,078       $4,241,420
                                                            ==========       ==========

3. LEGAL CONTINGENCIES

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of
Section 14(a) of the Securities Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiffs' allegations and intends to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in this matter has now been completed, and we are seeking summary judgment and dismissal of all claims asserted by the plaintiff. Plaintiff John Flake passed away on or about April 2, 2000, and plaintiff's counsel has moved to substitute his estate as the representative plaintiff in this action. We do not oppose that motion. Due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation. At this time we do not expect the result of this litigation to have a material adverse effect on our business, financial condition and results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report. The following discussion is based primarily on the consolidated financial statements of the Operating Partnership.


RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000. Revenues from rental operations decreased $10.4 million, or 7.1%, from $145.9 million for the three months ended March 31, 1999 to $135.5 million for the comparable period in 2000. The decrease is primarily a result of the disposition of 8.0 million square feet of majority owned office, industrial and retail properties and 418 apartment units, offset in part by the completion of 3.6 million square feet of development activity during the last nine months of 1999 and the first three months of 2000. Our in-service portfolio decreased from 43.6 million square feet at March 31, 1999 to 40.2 million square feet at March 31, 2000. However, same property revenues, which are the revenues of the 526 in-service properties owned on January 1, 1999, increased 3.0% for the three months ended March 31, 2000, compared to the same three months of 1999.

     During the three months ended March 31, 2000, 277 leases representing 2.2 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 6.8% higher than the average rate per square foot on the expired leases.

     Interest and other income decreased $700,000, or 14.1%, from $4.6 million for the three months ended March 31, 1999 to $3.9 million for the comparable period in 2000. The decrease was a result of lower cash balances in 2000.

     Rental operating expenses decreased $6.0 million, or 13.2%, from $45.3 million for the three months ended March 31, 1999 to $39.3 million for the comparable period in 2000. The decrease is a result of the disposition of 8.0 million square feet of majority owned office, industrial and retail properties and 418 apartment units, offset in part by the completion of 3.6 million square feet of development activity during the last nine months of 1999 and the first three months of 2000. Rental operating expenses as a percentage of related revenues decreased from 31.0% for the three months ended March 31, 1999 to 29.0% for the comparable period in 2000.

     Depreciation and amortization for the three months ended March 31, 2000 and 1999 was $28.3 million and $28.1 million, respectively. Interest expense decreased $3.7 million, or 12.1%, from $30.6 million for the three months ended March 31, 1999 to $26.9 million for the comparable period in 2000. The decrease is attributable to the decrease in the outstanding debt for the entire quarter. Interest expense for the three months ended March 31, 2000 and 1999 included $721,000 and $778,000 of amortization of non-cash deferred financing costs and the costs related to the Operating Partnership's interest rate hedge contracts. General and administrative expenses decreased from 3.8% of total revenue for the three months ended March 31, 1999 to 3.5% for the comparable period in 2000.

     Net income before extraordinary item equaled $47.8 million and $41.4 million for the three months ended March 31, 2000 and 1999, respectively. The Operating Partnership recorded $8.1 million in preferred unit dividends for the three months ended March 31, 2000 and 1999.


LIQUIDITY AND CAPITAL RESOURCES

     STATEMENT OF CASH FLOWS. For the three months ended March 31, 2000, cash provided by operating activities increased by $7.7 million, or 15.0%, to $59.2 million, as compared to $51.5 million for the same period in 1999. The increase is primarily due to the decrease in the payment of real estate taxes as a result of the dispositions in 1999 and 2000. Cash used for investing activities increased by $14.2 million, to $36.9 million for the first three months of 2000, as compared to $22.7 million for the same period in 1999 offset by the decrease in additions to real estate assets from 1999 to 2000. The increase is due to a decline in disposition activity in the first three months of 2000. Cash used in financing activities increased by $11.4 to $33.0 million for the first three months of 2000, as compared to $21.6 million for the same period in 1999. Payments of distributions increased by $366,000 to $38.4 million for the first three months of 2000, as compared with $38.1 million for the same period in 1999. The increase is due to a 3% increase in the distribution rate. Payment of preferred unit dividends was $8.1 million for the first three months of 2000 and 1999.

     CAPITALIZATION. The Operating Partnership's total indebtedness at March 31, 2000 totaled $1.8 billion and was comprised of $567.7 million of secured indebtedness with a weighted average interest rate of 7.3% and $1.2 billion of unsecured indebtedness with a weighted average interest rate of 7.8%. Except as stated below, all of the mortgage and notes payable outstanding at March 31, 2000 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. A portion of our Revolving Loan and approximately $39.0 million in floating rate notes payable assumed upon consummation of the merger with J.C. Nichols were not covered by interest rate hedge contracts on March 31, 2000.

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

     The following table sets forth information regarding our interest rate hedge contracts as of March 31, 2000:



                   NOTIONAL     MATURITY                                   FIXED        FAIR MARKET
TYPE OF HEDGE       AMOUNT        DATE      REFERENCE RATE                 RATE            VALUE
---------------   ----------   ----------   -----------------------   --------------   ------------
                               (DOLLARS IN THOUSANDS)
 Swap              $20,339       6/10/02    1-Month LIBOR + 0.75%     6.95%               $ (323)
 Collar             80,000      10/15/01    1-Month LIBOR             5.60 - 6.25%           720

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

     Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $152.9 million of our existing development activity. We expect to fund our short-term liquidity needs through a combination of:

   o additional borrowings under our Revolving Loan (approximately $175 million was available as of March 31, 2000);

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


RECENT DEVELOPMENTS

     STOCK REPURCHASE. From January 1, 2000 to May 4, 2000 the Company repurchased 1,739,949 shares of common stock and common units at a weighted average price of $21.77 per share/unit, for a total purchase price of $37.9 million.

     PENDING DISPOSITION ACTIVITY. We currently have 3.3 million rentable square feet of properties under contract for sale in various transactions totaling $259.7 million. Additionally, 563,000 rentable square feet of properties are under various letters of intent for sale at $77.3 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the second and third quarters of 2000. However, we can provide no assurance that all or parts of these transactions will be consummated.

     We expect to use a portion of the net proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under
Section 1031 of the Internal Revenue Code. We expect to reinvest a portion of the net proceeds from pending disposition activity to acquire in tax-deferred exchange transactions in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our Revolving Loan, will reduce our income from operations until such development projects are placed in service.


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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in fiscal years beginning after

June 15, 1999. In June 1999, FASB issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- DEFERRAL OF THE FASB STATEMENT NO. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. Statement No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of our derivatives is discussed in Item 2.


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

     FFO equals net income (computed in accordance with generally accepted accounting principles ("GAAP")) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. In October 1999, NAREIT issued an additional clarification effective as of January 1, 2000 stipulating that FFO should include both recurring and non-recurring operating results. Consistent with this clarification, non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO. Gains and losses from the sale of depreciable operating property will continue to be excluded from the calculation of FFO.

     Cash available for distribution is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.

     FFO and cash available for distribution for the three month periods ended March 31, 2000 and 1999 are summarized in the following table (in thousands):



                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        ------------------------
                                                                            2000         1999
                                                                        -----------   ----------
       FUNDS FROM OPERATIONS:
       Income before extraordinary item .............................    $ 47,774      $ 41,373
       Add/(Deduct):
         Dividends to preferred unitholders..........................      (8,145)       (8,145)
         Gain on disposition of assets ..............................      (6,946)         (569)
         Depreciation and amortization ..............................      28,271        28,074
         Depreciation on unconsolidated affiliates ..................         782           477
                                                                         --------      --------
          FUNDS FROM OPERATIONS .....................................      61,736        61,210
       CASH AVAILABLE FOR DISTRIBUTION:
       Add/(Deduct):
         Rental income from straight-line rents .....................      (3,800)       (3,985)
         Amortization of deferred financing costs ...................         721           778
         Non-incremental revenue generating capital expenditures (1):
          Building improvements paid ................................      (1,369)       (1,518)
          Second generation tenant improvements paid ................      (4,782)       (6,009)
          Second generation lease commissions paid ..................      (3,131)       (3,531)
                                                                         --------      --------
            CASH AVAILABLE FOR DISTRIBUTION .........................    $ 49,375      $ 46,945
                                                                         ========      ========
       Weighted average Common Units outstanding -- basic ...........      68,766        69,625
                                                                         ========      ========
       Weighted average Common Units outstanding -- diluted .........      68,851        69,762
                                                                         ========      ========
       DIVIDEND PAYOUT RATIOS:
         Funds from operations ......................................        61.9%         61.5%
                                                                         ========      ========
         Cash available for distribution ............................        77.4%         80.2%
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

PROPERTY INFORMATION

     The following table sets forth certain information with respect to our majority owned in-service and development properties (excluding apartment units) as of March 31, 2000 and 1999:



                                           RENTABLE      PERCENT LEASED/
MARCH 31, 2000                           SQUARE FEET       PRE-LEASED
-------------------------------------   -------------   ----------------
IN-SERVICE:
 Office .............................    27,517,000             94%
 Industrial .........................    11,153,000             93%
 Retail .............................     1,543,000             95%
                                         ----------             --
  Total or Weighted Average .........    40,213,000             94%
                                         ==========             ==
REDEVELOPMENT:
 Office .............................        N/A              N/A
 Industrial .........................        N/A              N/A
                                         ----------           ----
  Total or Weighted Average .........        N/A              N/A
                                         ==========           ====
DEVELOPMENT:
 COMPLETED -- NOT STABILIZED
 Office .............................     1,745,000             69%
 Industrial .........................       297,000             60%
 Retail .............................       180,000             94%
                                         ----------           ----
  Total or Weighted Average .........     2,222,000             70%
                                         ==========           ====
IN PROCESS
 Office .............................     1,101,000             78%
 Industrial .........................       284,000             57%
 Retail .............................            --             --
                                         ----------           ----
  Total or Weighted Average .........     1,385,000             74%
                                         ==========           ====
TOTAL:
 Office .............................    30,363,000
 Industrial .........................    11,734,000
 Retail .............................     1,723,000
                                         ----------
  Total .............................    43,820,000
                                         ==========
MARCH 31, 1999
--------------------------------------
IN-SERVICE:
 Office .............................    30,032,000             94%
 Industrial .........................    11,883,000             91%
 Retail .............................     1,661,000             91%
                                         ----------           ----
  Total or Weighted Average .........    43,576,000             93%
                                         ==========           ====
REDEVELOPMENT:
 Office .............................       207,000             49%
 Industrial .........................       194,000              1%
                                         ----------           ----
  Total or Weighted Average .........       401,000             26%
                                         ==========           ====
DEVELOPMENT:
 COMPLETED -- NOT STABILIZED
 Office .............................     1,564,000             79%
 Industrial .........................       777,000             87%
 Retail .............................            --             --
                                         ----------           ----
  Total or Weighted Average .........     2,341,000             82%
                                         ==========           ====
IN PROCESS
 Office .............................     3,764,000             64%
 Industrial .........................       131,000             50%
 Retail .............................       200,000             65%
                                         ----------           ----
  Total or Weighted Average .........     4,095,000             63%
                                         ==========           ====
TOTAL:
 Office .............................    35,567,000
 Industrial .........................    12,985,000
 Retail .............................     1,861,000
                                         ----------
  Total .............................    50,413,000
                                         ==========

     The following table sets forth certain information with respect to our properties under development as of March 31, 2000 ($ in thousands):


IN-PROCESS



                                                      RENTABLE
                                                       SQUARE     ESTIMATED
              NAME                    LOCATION          FEET        COSTS
------------------------------- ------------------- ------------ -----------
OFFICE:
Genus                           Orlando                 30,000    $  3,307
iXL                             Richmond                59,000       7,153
Intermedia Building 4           Tampa                  211,000      29,773
ECPI Build-to-suit              Piedmont Triad          30,000       3,020
Jones Apparel Expansion         Piedmont Triad         209,000       6,071
Deerfield III                   Atlanta                 54,000       5,276
Highwoods Plaza                 Tampa                   66,000       7,505
Intermedia Building 5           Tampa                  185,000      27,633
Maplewood                       Research Triangle       36,000       3,901
Highwoods Centre @
  Peachtree Corners III         Atlanta                 54,000       5,140
Highwoods Tower II              Research Triangle      167,000      25,134
                                                       -------    --------
In-Process Office Total or
  Weighted Average                                   1,101,000    $123,913
                                                     =========    ========
INDUSTRIAL:
Bluegrass Valley I              Atlanta                135,000    $  5,664
ALO                             Piedmont Triad          27,000       1,055
Tradeport Place III             Atlanta                122,000       4,780
                                                     ---------    --------
In-Process Industrial Total or
  Weighted Average                                     284,000    $ 11,499
                                                     =========    ========
Total or Weighted Average of
  all In-Process Development
  Projects                                           1,385,000    $135,412
                                                     =========    ========



                                 COST AT    PRE-LEASING     ESTIMATED      ESTIMATED
              NAME               3/31/00   PERCENTAGE(1)   COMPLETION   STABILIZATION(2)
------------------------------- --------- --------------- ------------ -----------------
OFFICE:
Genus                            $   667        100%          3Q00            3Q00
iXL                                1,448        100%          3Q00            3Q00
Intermedia Building 4             10,333        100%          3Q00            3Q00
ECPI Build-to-suit                 1,018        100%          3Q00            4Q00
Jones Apparel Expansion               --        100%          4Q00            4Q00
Deerfield III                      1,010         28%          4Q00            3Q01
Highwoods Plaza                      811         20%          4Q00            3Q01
Intermedia Building 5              3,231        100%          3Q01            3Q01
Maplewood                            266          0%          1Q01            1Q02
Highwoods Centre @
  Peachtree Corners III            1,085          0%          2Q01            2Q02
Highwoods Tower II                 2,875         72%          1Q01            2Q02
                                 -------        ---
In-Process Office Total or
  Weighted Average               $22,744         78%
                                 =======        ===
INDUSTRIAL:
Bluegrass Valley I               $ 3,630        100%          2Q00            2Q00
ALO                                  675        100%          2Q00            2Q00
Tradeport Place III                  730          0%          4Q00            4Q01
                                 -------        ---
In-Process Industrial Total or
  Weighted Average               $ 5,035         57%
                                 =======        ===
Total or Weighted Average of
  all In-Process Development
  Projects                       $27,779         74%
                                 =======        ===

----------
(1) Includes the effect of letters of intent.

(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

COMPLETED -- NOT STABILIZED

                                                     RENTABLE
                                                      SQUARE     ESTIMATED
             NAME                    LOCATION          FEET        COSTS
------------------------------ ------------------- ------------ -----------
OFFICE:
Parkway Plaza 14               Charlotte              90,000    $  7,690
Belfort Park C1                Jacksonville           50,000       4,830
Belfort Park C2                Jacksonville           36,000       2,730
4101 Research Commons          Research Triangle      73,000       9,311
Stony Point II                 Richmond              140,000      13,881
Deerfield II                   Atlanta                67,000       6,994
Highwoods Center II @
 Tradeport                     Atlanta                54,000       4,825
Highwoods Centre @
 Peachtree Corners II          Atlanta               109,000       9,238
3737 Glenwood Ave.             Research Triangle     108,000      16,700
Mallard Creek V                Charlotte             118,000      12,262
Valencia Place                 Kansas City           241,000      34,850
Lakeview Ridge III             Nashville             131,000      13,100
Lakepoint II                   Tampa                 225,000      30,874
Capital Plaza                  Orlando               303,000      53,000
                                                     -------    --------
Completed-Not Stabilized
 Office Total or Weighted
 Average                                           1,745,000    $220,285
                                                   =========    ========
INDUSTRIAL:
HIW Distribution Center        Richmond              166,000    $  6,487
Newpoint II                    Atlanta               131,000       5,167
                                                   ---------    --------
Completed-Not Stabilized
 Industrial Total or Weighted
 Average                                             297,000    $ 11,654
                                                   =========    ========
RETAIL:
Seville Square                 Kansas City            99,000    $ 21,000
Valencia Place                 Kansas City            81,000      16,650
                                                   ---------    --------
Completed-Not Stabilized
 Retail Total or Weighted
 Average                                             180,000    $ 37,650
                                                   =========    ========
Total or Weighted Average of
 all Completed-Not Stabilized
 Development Projects                              2,222,000    $269,589
                                                   =========    ========
Total or Weighted Average of
 all Development Projects                          3,607,000    $405,001
                                                   =========    ========



                                 COST AT     PRE-LEASING     ESTIMATED      ESTIMATED
             NAME                3/31/00    PERCENTAGE(1)   COMPLETION   STABILIZATION(2)
------------------------------ ----------- --------------- ------------ -----------------
OFFICE:
Parkway Plaza 14               $  6,988           76%          2Q99            2Q00
Belfort Park C1                   2,056           50%          3Q99            2Q00
Belfort Park C2                   2,721            0%          3Q99            2Q00
4101 Research Commons             8,427           71%          3Q99            2Q00
Stony Point II                   13,011           78%          2Q99            2Q00
Deerfield II                      4,927          100%          3Q99            3Q00
Highwoods Center II @
 Tradeport                        4,456          100%          3Q99            3Q00
Highwoods Centre @
 Peachtree Corners II             6,955           60%          3Q99            3Q00
3737 Glenwood Ave.               17,340           82%          3Q99            3Q00
Mallard Creek V                  11,001           49%          4Q99            4Q00
Valencia Place                   25,140           84%          1Q00            4Q00
Lakeview Ridge III               11,433           71%          2Q99            4Q00
Lakepoint II                     25,236           90%          4Q99            4Q00
Capital Plaza                    28,960           42%          1Q00            4Q01
                               --------          ---
Completed-Not Stabilized
 Office Total or Weighted
 Average                       $168,651           69%
                               ========          ===
INDUSTRIAL:
HIW Distribution Center        $  6,559           82%          2Q99            2Q00
Newpoint II                       4,999           33%          3Q99            4Q00
                               --------          ---
Completed-Not Stabilized
 Industrial Total or Weighted
 Average                       $ 11,558           60%
                               ========          ===
RETAIL:
Seville Square                 $ 20,831          100%          2Q99            3Q00
Valencia Place                    8,450           86%          1Q00            4Q00
                               --------          ---
Completed-Not Stabilized
 Retail Total or Weighted
 Average                       $ 29,281           94%
                               ========          ===
Total or Weighted Average of
 all Completed-Not Stabilized
 Development Projects          $209,490           70%
                               ========          ===
Total or Weighted Average of
 all Development Projects      $237,269           72%
                               ========          ===

----------
(1) Includes the effect of letters of intent.

(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

                                             RENTABLE
                                              SQUARE          ESTIMATED         PRE-LEASING
                                               FEET             COSTS          PERCENTAGE(1)
DEVELOPMENT ANALYSIS                       ------------   -----------------   --------------
                                                           ($ IN THOUSANDS)
SUMMARY BY ESTIMATED STABILIZATION DATE:
Second Quarter 2000 ....................      717,000          $ 51,648              77%
Third Quarter 2000 .....................      737,000            98,990              91%
Fourth Quarter 2000 ....................    1,166,000           121,994              78%
Third Quarter 2001 .....................      305,000            40,414              65%
Fourth Quarter 2001 ....................      425,000            57,780              30%
First Quarter 2002 .....................       36,000             3,901               0%
Second Quarter 2002 ....................      221,000            30,274              54%
                                            ---------          --------              --
  Total or Weighted Average ............    3,607,000          $405,001              72%
                                            =========          ========              ==
SUMMARY BY MARKET:
Atlanta ................................      726,000          $ 47,084              50%
Charlotte ..............................      208,000            19,952              61%
Jacksonville ...........................       86,000             7,560              29%
Kansas City ............................      421,000            72,500              88%
Nashville ..............................      131,000            13,100              71%
Orlando ................................      333,000            56,307              47%
Piedmont Triad .........................      266,000            10,146             100%
Research Triangle ......................      384,000            55,046              68%
Richmond ...............................      365,000            27,521              83%
Tampa ..................................      687,000            95,785              89%
                                            ---------          --------             ---
  Total or Weighted Average ............    3,607,000          $405,001              72%
                                            =========          ========             ===
  Build-to-Suit ........................      751,000          $ 78,012             100%
  Multi-tenant .........................    2,856,000           326,989              64%
                                            ---------          --------             ---
  Total or Weighted Average ............    3,607,000          $405,001              72%
                                            =========          ========             ===


                        RENTABLE
                         SQUARE      ESTIMATED
                          FEET         COSTS      PRE-LEASING(1)
                       ----------   ----------   ---------------
                                   ($ IN THOUSANDS)
PER PROPERTY TYPE:
Office .............    113,840      $13,768           73%
Industrial .........   116,200         4,631           59%
Retail .............    90,000        18,825           94%
                       --------      -------           --
All ................   112,719       $12,656           72%
                       ========      =======           ==

----------
(1) Includes the effect of letters of intent.

     The following tables set forth certain information about leasing activities at our majority-owned in-service properties (excluding apartment units) for the three months ended March 31, 2000, December 31, September 30 and June 30, 1999:



                                                                      OFFICE LEASING STATISTICS
                                                                          THREE MONTHS ENDED
                                          ----------------------------------------------------------------------------------
                                              3/31/00         12/31/99          9/30/99          6/30/99          AVERAGE
                                          --------------   --------------   --------------   --------------   --------------
NET EFFECTIVE RENTS RELATED TO
  RE-LEASED SPACE:
Number of lease transactions (signed
  leases)                                          207              251              234              290              246
Rentable square footage leased                 931,686        1,337,611        1,015,789        1,326,838        1,152,981
Average per rentable square foot over
  the lease term:
   Base rent                                $   17.04        $   17.28        $   14.61        $   15.60        $   16.13
   Tenant improvements                          ( 1.07)          ( 0.90)          ( 0.70)          ( 0.84)          ( 0.88)
   Leasing commissions                          ( 0.40)          ( 0.36)          ( 0.38)          ( 0.38)          ( 0.38)
   Rent concessions                             ( 0.04)          ( 0.04)          ( 0.03)          ( 0.03)          ( 0.04)
                                            ----------       ----------       ----------       ----------       ----------
   Effective rent                               15.53            15.98            13.50            14.35            14.83
   Expense stop(1)                              ( 5.00)          ( 5.09)          ( 3.92)          ( 4.21)          ( 4.56)
                                            ----------       ----------       ----------       ----------       ----------
   Equivalent effective net rent            $   10.53        $   10.89        $    9.58        $   10.14        $   10.27
                                            ==========       ==========       ==========       ==========       ==========
Average term in years                                4                5                4                4                4
                                            ==========       ==========       ==========       ==========       ==========
CAPITAL EXPENDITURES RELATED TO
  RE-LEASED SPACE:
Tenant Improvements:
  Total dollars committed under signed
   leases                                   $4,756,023       $6,224,907       $3,602,102       $5,073,153       $4,914,046
  Rentable square feet                         931,686        1,337,611        1,015,789        1,326,838        1,152,981
                                            ----------       ----------       ----------       ----------       ----------
  Per rentable square foot                  $    5.10        $    4.65        $    3.55        $    3.82        $    4.26
                                            ==========       ==========       ==========       ==========       ==========
Leasing Commissions:
  Total dollars committed under signed
   leases                                   $1,505,559       $2,151,399       $1,560,041       $2,230,915       $1,861,978
  Rentable square feet                         931,686        1,337,611        1,015,789        1,326,838        1,152,981
                                            ----------       ----------       ----------       ----------       ----------
  Per rentable square foot                  $    1.62        $    1.61        $    1.54        $    1.68        $    1.61
                                            ==========       ==========       ==========       ==========       ==========
Total:
  Total dollars committed under signed
   leases                                   $6,261,582       $8,376,306       $5,162,143       $7,304,068       $6,776,024
  Rentable square feet                         931,686        1,337,611        1,015,789        1,326,838        1,152,981
                                            ----------       ----------       ----------       ----------       ----------
  Per rentable square foot                  $    6.72        $    6.26        $    5.08        $    5.50        $    5.88
                                            ==========       ==========       ==========       ==========       ==========
RENTAL RATE TRENDS:
Average final rate with expense pass
  throughs                                  $   15.79        $   16.96        $   14.09        $   15.20        $   15.51
Average first year cash rental rate         $   16.76        $   17.16        $   14.93        $   15.61        $   16.11
                                            ----------       ----------       ----------       ----------       ----------
Percentage increase                               6.11%            1.16%            5.94%            2.70%            3.88%
                                            ==========       ==========       ==========       ==========       ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which we will not be reimbursed by our tenants.

                                                                      INDUSTRIAL LEASING STATISTICS
                                                                            THREE MONTHS ENDED
                                             --------------------------------------------------------------------------------
                                                 3/31/00         12/31/99         9/30/99         6/30/99          AVERAGE
                                             --------------   --------------   ------------   --------------   --------------
NET EFFECTIVE RENTS RELATED TO
  RE-LEASED SPACE:
Number of lease transactions (signed
  leases)                                              66               64             50               63               61
Rentable square footage leased                  1,305,697          543,522        815,044          589,835          813,525
Average per rentable square foot over the
  lease term:
   Base rent                                   $    4.34        $    5.85        $  4.86        $    5.55        $    5.15
   Tenant improvements                              (0.19)           (0.38)         (0.14)           (0.37)           (0.27)
   Leasing commissions                              (0.11)           (0.11)         (0.10)           (0.22)           (0.14)
   Rent concessions                                    --            (0.01)            --            (0.01)           (0.01)
                                               ----------       ----------       --------       ----------       ----------
   Effective rent                                   4.04             5.35           4.62             4.95             4.74
   Expense stop(1)                                  (0.14)           (0.39)         (0.18)           (0.28)           (0.25)
                                               ----------       ----------       --------       ----------       ----------
   Equivalent effective net rent               $    3.90        $    4.96        $  4.44        $    4.67        $    4.49
                                               ==========       ==========       ========       ==========       ==========
  Average term in years                                 5                4              3                4                4
                                               ==========       ==========       ========       ==========       ==========
CAPITAL EXPENDITURES RELATED TO
  RE-LEASED SPACE:
TENANT IMPROVEMENTS:
  Total dollars committed under signed
   leases                                      $  966,338       $1,042,852       $692,497       $1,064,618       $  941,576
  Rentable square feet                          1,305,697          543,522        815,044          589,835          813,525
                                               ----------       ----------       --------       ----------       ----------
  Per rentable square foot                     $    0.74        $    1.92        $  0.85        $    1.80        $    1.16
                                               ==========       ==========       ========       ==========       ==========
LEASING COMMISSIONS:
  Total dollars committed under signed
   leases                                      $  671,182       $  222,728       $271,184       $  527,815       $  423,227
  Rentable square feet                          1,305,697          543,522        815,044          589,835          813,525
                                               ----------       ----------       --------       ----------       ----------
  Per rentable square foot                     $    0.51        $    0.41        $  0.33        $    0.89        $    0.52
                                               ==========       ==========       ========       ==========       ==========
Total:
  Total dollars committed under signed
   leases                                      $1,637,520       $1,265,580       $963,681       $1,592,433       $1,364,804
  Rentable square feet                          1,305,697          543,522        815,044          589,835          813,625
                                               ----------       ----------       --------       ----------       ----------
  Per rentable square foot                     $    1.25        $    2.33        $  1.18        $    2.70        $    1.68
                                               ==========       ==========       ========       ==========       ==========
RENTAL RATE TRENDS:
Average final rate with expense pass
  throughs                                     $    3.91        $    5.50        $  4.63        $    5.17        $    4.80
Average first year cash rental rate            $    4.19        $    5.66        $  4.78        $    5.62        $    5.06
                                               ----------       ----------       --------       ----------       ----------
Percentage increase                                  6.98%            2.84%          3.39%            8.70%            5.39%
                                               ==========       ==========       ========       ==========       ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which we will not be reimbursed by our tenants.

                                                                           RETAIL LEASING STATISTICS
                                                                               THREE MONTHS ENDED
                                                 ------------------------------------------------------------------------------
                                                    3/31/00        12/31/99         9/30/99         6/30/99          AVERAGE
                                                 ------------   --------------   ------------   --------------   --------------
NET EFFECTIVE RENTS RELATED TO RE-LEASED
  SPACE:
Number of lease transactions (signed leases)             20               28             19               29               24
Rentable square footage leased                       37,556           85,476         70,706          159,484           88,306
Average per rentable square foot over the
  lease term:
   Base rent                                       $ 19.81        $   14.54        $ 24.58        $   14.48        $   18.35
   Tenant improvements                               ( 0.60)          ( 1.51)        ( 0.66)          ( 1.46)          ( 1.06)
   Leasing commissions                               ( 0.76)          ( 0.59)        ( 0.37)          ( 0.39)          ( 0.53)
   Rent concessions                                      --               --             --           ( 0.02)          ( 0.01)
                                                   --------       ----------       --------       ----------       ----------
   Effective rent                                    18.45            12.44          23.55            12.61            16.76
   Expense stop                                          --               --             --               --               --
                                                   --------       ----------       --------       ----------       ----------
   Equivalent effective net rent                   $ 18.45        $   12.44        $ 23.55        $   12.61        $   16.76
                                                   --------       ----------       --------       ----------       ----------
  Average term in years                                   5                8              5                6                6
                                                   ========       ==========       ========       ==========       ==========
CAPITAL EXPENDITURES RELATED TO
  RE-LEASED SPACE:
TENANT IMPROVEMENTS:
  Total dollars committed under signed
   leases                                          $ 82,365       $1,119,000       $437,735       $2,784,277       $1,105,844
  Rentable square feet                               37,556           85,476         70,706          159,484           88,306
                                                   --------       ----------       --------       ----------       ----------
  Per rentable square foot                         $  2.19        $   13.09        $  6.19        $   17.46        $   12.52
                                                   ========       ==========       ========       ==========       ==========
LEASING COMMISSIONS:
  Total dollars committed under signed
   leases                                          $145,060       $  397,123       $124,241       $  393,991       $  265,104
  Rentable square feet                               37,556           85,476         70,706          159,484           88,306
                                                   --------       ----------       --------       ----------       ----------
  Per rentable square foot                         $  3.86        $    4.65        $  1.76        $    2.47        $    3.00
                                                   ========       ==========       ========       ==========       ==========
TOTAL:
  Total dollars committed under signed
   leases                                          $227,425       $1,516,123       $561,976       $3,178,268       $1,370,948
  Rentable square feet                               37,556           85,476         70,706          159,484           88,306
                                                   --------       ----------       --------       ----------       ----------
  Per rentable square foot                         $  6.06        $   17.74        $  7.95        $   19.93        $   15.53
                                                   ========       ==========       ========       ==========       ==========
RENTAL RATE TRENDS:
Average final rate with expense pass
  throughs                                         $ 15.20        $    8.87        $ 19.12        $    9.91        $   13.28
Average first year cash rental rate                $ 18.68        $   12.41        $ 22.30        $   14.20        $   16.90
                                                   --------       ----------       --------       ----------       ----------
Percentage increase                                   22.83%           39.86%         16.63%           43.29%           27.26%
                                                   ========       ==========       ========       ==========       ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which we will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations for executed leases at our majority-owned in-service properties (excluding apartment units) as of March 31, 2000 assuming no tenant exercises renewal options.


OFFICE PROPERTIES:



                                                                                             AVERAGE
                                                                           ANNUAL RENTS       ANNUAL     PERCENTAGE OF
                                       TOTAL          PERCENTAGE OF            UNDER       RENTAL RATE   LEASED RENTS
        YEAR OF                       RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING       PER SQUARE    REPRESENTED
         LEASE          NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)       FOOT FOR     BY EXPIRING
      EXPIRATION          LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS      LEASES
---------------------- ----------- ------------- ----------------------- ---------------- ------------- --------------
 Remainder of 2000          739      2,892,834             11.0%             $ 47,458       $  16.41          11.0%
         2001               616      3,647,336             13.9%               60,088          16.47          13.9%
         2002               659      3,754,306             14.3%               62,286          16.59          14.5%
         2003               479      3,829,634             14.6%               64,444          16.83          15.0%
         2004               416      2,956,205             11.2%               50,553          17.10          11.7%
         2005               185      1,952,100              7.4%               28,942          14.83           6.7%
         2006                67      1,696,629              6.4%               28,321          16.69           6.6%
         2007                36        951,057              3.6%               14,815          15.58           3.4%
         2008                55      1,595,267              6.1%               22,416          14.05           5.2%
         2009                27      1,059,043              4.0%               17,697          16.71           4.1%
 2010 and thereafter         97      1,979,592              7.5%               33,952          17.15           7.9%
                            ---      ---------            -----              --------       --------         -----
                          3,376     26,314,003            100.0%             $430,972       $  16.38         100.0%
                          =====     ==========            =====              ========       ========         =====

INDUSTRIAL PROPERTIES:



                                                                                             AVERAGE
                                                                                              ANNUAL     PERCENTAGE OF
                                       TOTAL          PERCENTAGE OF        ANNUAL RENTS    RENTAL RATE   LEASED RENTS
                                      RENTABLE    LEASED SQUARE FOOTAGE   UNDER EXPIRING    PER SQUARE    REPRESENTED
     YEAR OF LEASE      NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)       FOOT FOR     BY EXPIRING
      EXPIRATION          LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS      LEASES
---------------------- ----------- ------------- ----------------------- ---------------- ------------- --------------
 Remainder of 2000         159       1,691,496             16.2%              $ 8,180        $  4.84          15.4%
         2001              155       1,916,374             18.4%                9,964           5.20          18.8%
         2002              144       1,866,223             17.9%                8,508           4.56          16.0%
         2003               72         870,837              8.4%                4,916           5.65           9.3%
         2004               69       2,255,314             21.7%                9,843           4.36          18.6%
         2005               25         398,474              3.8%                2,473           6.21           4.7%
         2006               11         356,062              3.4%                2,251           6.32           4.2%
         2007                8         202,648              1.9%                1,423           7.02           2.7%
         2008                6         247,737              2.4%                2,006           8.10           3.8%
         2009                9         375,896              3.6%                2,624           6.98           4.9%
 2010 and thereafter        10         236,613              2.3%                  850           3.59           1.6%
                           ---       ---------            -----               -------        -------         -----
                           668      10,417,674            100.0%              $53,038        $  5.09         100.0%
                           ===      ==========            =====               =======        =======         =====

----------
(1) Annual Rents is March 2000 rental revenue (base rent plus operating expense pass throughs) multiplied by 12.

RETAIL PROPERTIES:



                                                                                             AVERAGE
                                                                           ANNUAL RENTS       ANNUAL     PERCENTAGE OF
                                       TOTAL          PERCENTAGE OF            UNDER       RENTAL RATE   LEASED RENTS
        YEAR OF                       RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING       PER SQUARE    REPRESENTED
         LEASE          NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)       FOOT FOR     BY EXPIRING
      EXPIRATION          LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS      LEASES
---------------------- ----------- ------------- ----------------------- ---------------- ------------- --------------
 Remainder of 2000          63         171,515             11.0%              $ 2,523       $  14.71           8.6%
         2001               49         115,552              7.4%                3,059          26.47          10.4%
         2002               45         135,732              8.7%                2,333          17.19           7.9%
         2003               44         117,934              7.6%                2,530          21.45           8.6%
         2004               35         212,990             13.8%                2,462          11.56           8.4%
         2005               27          74,184              4.8%                1,937          26.11           6.6%
         2006               22          72,134              4.6%                1,645          22.80           5.6%
         2007               10          52,542              3.4%                  952          18.12           3.2%
         2008               15         107,595              6.9%                3,421          31.80          11.6%
         2009               24         174,501             11.2%                3,274          18.76          11.1%
 2010 and thereafter        17         318,489             20.6%                5,337          16.76          18.0%
                            --         -------            -----               -------       --------         -----
                           351       1,553,168            100.0%              $29,473       $  18.98         100.0%
                           ===       =========            =====               =======       ========         =====

TOTAL:



                                                                                             AVERAGE
                                                                                              ANNUAL     PERCENTAGE OF
                                       TOTAL          PERCENTAGE OF        ANNUAL RENTS    RENTAL RATE   LEASED RENTS
                                      RENTABLE    LEASED SQUARE FOOTAGE   UNDER EXPIRING    PER SQUARE    REPRESENTED
     YEAR OF LEASE      NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)       FOOT FOR     BY EXPIRING
      EXPIRATION          LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS      LEASES
---------------------- ----------- ------------- ----------------------- ---------------- ------------- --------------
 Remainder of 2000          961      4,755,845             12.4%             $ 58,161       $  12.23          11.3%
         2001               820      5,679,262             14.8%               73,111          12.87          14.3%
         2002               848      5,756,261             15.0%               73,127          12.70          14.3%
         2003               595      4,818,405             12.6%               71,890          14.92          14.0%
         2004               520      5,424,509             14.2%               62,858          11.59          12.2%
         2005               237      2,424,758              6.3%               33,352          13.75           6.5%
         2006               100      2,124,825              5.6%               32,217          15.16           6.3%
         2007                54      1,206,247              3.2%               17,190          14.25           3.3%
         2008                76      1,950,599              5.1%               27,843          14.27           5.4%
         2009                60      1,609,440              4.2%               23,595          14.66           4.6%
 2010 and thereafter        124      2,534,694              6.6%               40,139          15.84           7.8%
                            ---      ---------            -----              --------       --------         -----
                          4,395     38,284,845            100.0%             $513,483       $  13.41         100.0%
                          =====     ==========            =====              ========       ========         =====

----------
(1) Annual Rents is March 2000 rental revenue (base rent plus operating expense pass throughs) multiplied by 12.


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

     CERTAIN VARIABLE RATE DEBT. As of March 31, 2000, the Operating Partnership had approximately $203.9 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended March 31, 2001, our interest expense would be increased or decreased approximately $2.0 million. In addition, as of March 31, 2000, we had $80.0 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 65 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $80.0 million of debt.

     INTEREST RATE HEDGE CONTRACTS. For a discussion of our interest rate hedge contracts in effect at March 31, 2000, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- CAPITALIZATION." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of March 31, 2000 would increase by approximately $1.4 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of March 31, 2000 would decrease by approximately $1.2 million.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings
       On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company
      (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of
      Section 14(a) of the Securities Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiffs' allegations and intends to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in this matter has now been completed, and we are seeking summary judgment and dismissal of all claims asserted by the plaintiff. Plaintiff John Flake passed away on or about April 2, 2000, and plaintiff's counsel has moved to substitute his estate as the representative plaintiff in this action. We do not oppose that motion. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is not able to predict the outcome of this litigation. At this time we do not expect the result of this litigation to have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2. Changes in Securities and Use of Proceeds
      (c) In connection with the acquisition of real estate, the Operating Partnership frequently issues Common Units to sellers of real estate in reliance on exemptions from registration under the Securities Act. During the quarter ended March 31, 2000, the Operating Partnership issued 50,864 Common Units in an offering exempt from the registration requirements of the Securities Act. The Operating Partnership exercised reasonable care to assure that each of the offerees of Common Units during the quarter ended March 31, 2000 were "accredited investors" under Rule 501 of the Securities Act and that the investors were not purchasing the Common Units with a view to their distribution. Specifically, the Operating Partnership relies on the exemptions provided by Section 4(2) of the Securities Act or Rule 506 under the Securities Act.

Item 3. Defaults Upon Senior Securities -- NA

Item 4. Submission of Matters to a Vote of Security Holders -- NA

Item 5. Other Information -- NA

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits



 EXHIBIT NO.  DESCRIPTION
------------- ------------------------
  27          Financial Data Schedule

(b) Reports on Form 8-K

     We filed a current report on Form 8-K dated February 24, 2000, reporting under Item 5 that the Company had repurchased shares of Common Stock and Common Units.

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

Date: May 5, 2000