Form 10-Q
period 2000-06-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2000-08-14
CIK 941713

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


                                ----------------



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

                                ----------------


================================================================================

                      HIGHWOODS REALTY LIMITED PARTNERSHIP
               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements                                              3

           Consolidated Balance Sheets as of June 30, 2000 and
           December 31, 1999                                                 4

           Consolidated Statements of Income for the Three and Six
           Months Ended June 30, 2000 and 1999                               5

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2000 and 1999                           6

           Notes to Consolidated Financial Statements                        8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              10
           Results of Operations                                            11
           Liquidity and Capital Resources                                  12
           Recent Developments                                              14
           Possible Environmental Liabilities                               14
           Impact of Recently Issued Accounting Standards                   15
           Compliance with the Americans with Disabilities Act              15
           Funds From Operations and Cash Available for Distributions       16
           Disclosure Regarding Forward-Looking Statements                  18
           Property Information                                             19
           Inflation                                                        27
Item 3.    Quantitative and Qualitative Disclosures About Market Risk       28

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings                                                29
Item 2.    Changes in Securities and Use of Proceeds                        29
Item 3.    Defaults Upon Senior Securities                                  29
Item 4.    Submission of Matters to a Vote of Security Holders              29
Item 5.    Other Information                                                29
Item 6.    Exhibits and Reports on Form 8-K                                 29

                         PART I - FINANCIAL INFORMATION

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

         The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and in our 1999 Annual Report on Form 10-K.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                            June 30, 2000       December 31, 1999
                                                                            -------------       -----------------
                                                                             (Unaudited)
Assets
Real estate assets, at cost:
    Land and improvements..........................................          $  449,614             $  468,077
    Buildings and tenant improvements..............................           2,980,054              3,055,859
    Development in process.........................................              77,216                186,925
    Land held for development......................................             150,145                168,396
    Furniture, fixtures and equipment..............................               9,310                  7,917
                                                                             ----------             ----------
                                                                              3,666,339              3,887,174
    Less - accumulated depreciation................................            (268,700)              (238,115)
                                                                             ----------             ----------
    Net real estate assets.........................................           3,397,639              3,649,059
Property held for sale.............................................             142,924                 48,960
Cash and cash equivalents..........................................              43,486                 33,915
Restricted cash....................................................               8,405                  1,854
Accounts receivable, net...........................................              19,887                 22,127
Advances to related parties........................................              13,175                 15,096
Notes receivable...................................................              17,899                 44,892
Accrued straight line rents receivable.............................              41,308                 35,951
Investment in unconsolidated affiliates............................              55,440                 33,758
Other assets:
    Deferred leasing costs.........................................              78,095                 66,783
    Deferred financing costs.......................................              40,211                 40,125
    Prepaid expenses and other.....................................              13,448                 15,612
                                                                             ----------             ----------
                                                                                 131,754               122,520
    Less - accumulated amortization................................             (43,537)               (36,053)
                                                                             ----------             ----------
    Other assets, net..............................................              88,217                 86,467
                                                                             ----------             ----------
Total Assets.......................................................          $3,828,380             $3,972,079
                                                                             ==========             ==========
Liabilities and partners' capital
Mortgages and notes payable........................................          $1,670,531             $1,719,117
Accounts payable, accrued expenses and other liabilities...........             111,786                106,601
                                                                             ----------             ----------
    Total liabilities..............................................           1,782,317              1,825,718
Redeemable operating partnership units:
    Class A Common Units outstanding, 8,461,272 at
      June 30, 2000 and 8,809,218 at December 31, 1999.............             202,901                208,140
    Class B Common Units outstanding, 196,492 at
      June 30, 2000 and December 31, 1999..........................               4,712                  4,643
    Series A Preferred Units outstanding, 125,000 at
      June 30, 2000 and December 31, 1999..........................             121,809                121,809
    Series B Preferred Units outstanding, 6,900,000 at
      June 30, 2000 and December 31, 1999..........................             166,346                166,346
    Series D Preferred Units outstanding, 400,000 at
      June 30, 2000 and December 31, 1999..........................              96,842                 96,842

Partners' capital:
Class A Common Units:
    General partner Common Units outstanding, 701,634 at
      June 30, 2000 and 703,884 at December  31, 1999..............              15,250                 15,740
    Limited partner Common Units outstanding, 61,000,513 at
      June 30, 2000 and  60,875,308 at December 31, 1999...........           1,509,804              1,558,316
    Less treasury units, 3,214,200 and 1,150,000 units at
      June 30, 2000 and December 31, 1999..........................             (71,601)               (25,475)
                                                                             ----------             ----------
       Total Partners' capital.....................................           1,453,453              1,548,581
                                                                             ----------             ----------
                                                                             $3,828,380             $3,972,079
                                                                             ==========             ==========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP
                        Consolidated Statements of Income
              (Unaudited and in thousands except per unit amounts)

                                                                     Three Months Ended               Six Months Ended
                                                                         June 30,                         June 30,
                                                                --------------------------   -----------------------------

                                                                    2000           1999            2000            1999
                                                                ------------    ----------       ----------     ----------
Revenue:
    Rental property......................................           $137,324      $141,267         $272,832       $287,135
    Equity in earnings of unconsolidated affiliates......                751           336            1,578            457
    Interest and other income............................              6,039         4,652            9,986          9,249
                                                                ------------       -------       ----------       --------
          Total Revenue                                              144,114       146,255         284,396         296,841
Operating expenses:
    Rental property......................................             41,280        44,082           80,619         89,374
    Depreciation and amortization........................             29,255        27,655           57,526         55,729
    Interest expense.....................................
      Contractual........................................             26,888        27,882           53,046         57,727
      Amortization of deferred financing costs...........                577           734            1,298          1,512
                                                                ------------       -------       ----------       --------
                                                                      27,465        28,616           54,344         59,239
General and administrative...............................              5,148         5,762           10,113         11,555
                                                                ------------       -------       ----------       --------

Income before (loss)/gain on disposition of assets, net
   of income tax provision and extraordinary item........             40,966        40,140           81,794         80,944
(Loss)/Gain on disposition of assets, net of
   income tax provision..................................            (26,062)        1,524          (19,116)         2,093
                                                                ------------       -------       ----------       --------

Income before extraordinary item........................              14,904        41,664           62,678         83,037
   Extraordinary item - loss on early extinguishment
      of debt............................................               (839)         (777)          (1,034)          (777)
                                                                ------------       -------       ----------       --------
   Net income............................................             14,065        40,887           61,644         82,260
Distributions on preferred units.........................             (8,145)       (8,145)         (16,290)       (16,290)
                                                                ------------       -------       ----------       --------
   Net income available for Class A Common Units.........           $  5,920     $  32,742        $  45,354      $  65,970
                                                                ============       =======       ==========       ========
Net income/(loss) per Common Unit - basic:
   Income before extraordinary item......................       $        .10      $    .48      $       .68        $    95
     Extraordinary item - loss on early extinguishment of
         debt............................................               (.01)         (.01)           ( .02)          (.01)
                                                                ------------       -------       ----------       --------
Net income                                                      $        .09      $    .47      $       .66      $     .94
                                                                ============       =======       ==========       ========
Net income (loss) per Common Unit - diluted:
   Income before extraordinary item .....................       $        .10      $    .48      $       .68       $    .95
      Extraordinary item - loss on early extinguishment of
         debt ...........................................              ( .01)         (.01)            (.02)          (.01)
                                                                ============       =======       ==========       ========
Net income ..............................................       $        .09       $   .47      $       .66      $     .94
                                                                ============       =======       ==========       ========

Distributions declared per Common Unit ..................       $      0.555       $  0.54       $     1.11       $   1.08
                                                                ============       =======       ==========       ========
Weighted average Common Units outstanding - basic:
   Class A Common Units:
     General Partner                                                     674           698              680            696
     Limited Partners....................................             66,684        69,062           67,284         68,925
   Class B Common Units:
     Limited Partners....................................                196           196              196            196
                                                                ------------       -------       ----------       --------
   Total.................................................             67,554        69,956           68,160         69,817
                                                                ============       =======       ==========       ========
Weighted average Common Units outstanding -
     diluted:
  Class A Common Units:
     General Partner.....................................                677           698              682            696
     Limited Partners....................................             66,996        69,084           67,487         68,938
   Class B Common Units:
     Limited Partners....................................                196           196              196            196
                                                                ------------       -------       ----------       --------
Total ...................................................             67,869        69,978           68,365         69,830
                                                                ============       =======       ==========       ========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP
                      Consolidated Statements of Cash Flows
                          (Unaudited and in thousands)

                                                                                                  Six Months Ended
                                                                                                      June  30,
                                                                                            -------------------------------
                                                                                              2000                 1999
                                                                                           ----------            ----------
Operating activities:
Net income.......................................................................           $  61,644            $   82,260
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization................................................              57,526                55,729
    Loss/(Gain) on disposition of assets, net of income tax provision............              19,116                (2,093)
    Changes in operating assets and liabilities..................................                 412               (39,593)
                                                                                           ----------            ----------
       Net cash provided by operating activities.................................             138,698                96,303
                                                                                           ----------            ----------
Investing activities:
Additions to real estate assets.................................................             (126,789)             (244,575)
Proceeds from disposition of assets .............................................             216,443               502,737
Advances to and repayments from subsidiaries.....................................               1,921                (3,831)
Cash paid in exchange for partnership net assets ................................                  --                  (697)
Other ...........................................................................             (24,493)              (33,326)
                                                                                           ----------            ----------
       Net cash provided by investing activities ................................              67,082               220,308
                                                                                           ----------            ----------
Financing activities:
Distributions paid on Common Units ..............................................             (76,241)              (76,147)
Distributions paid on Preferred Units ...........................................             (16,290)              (16,290)
Borrowings on mortgages and notes payable .......................................              72,442                 4,385
Repayment of mortgages and notes payable ........................................             (89,028)              (22,700)
Borrowings on revolving loans ...................................................             279,500               210,500
Repayment on revolving loans ....................................................            (311,500)             (362,500)
Net proceeds from contributed capital ...........................................                 543                14,945
Purchase of treasury stock and units.............................................             (55,549)                   --
Net change in deferred financing costs ..........................................                 (86)               (4,494)
Other............................................................................                  --                  (777)
                                                                                           ----------            ----------
       Net cash used in financing activities ....................................            (196,209)             (253,078)
                                                                                           ----------            ----------
Net increase in cash and cash equivalents .......................................               9,571                63,533
Cash and cash equivalents at beginning of the period ............................              33,915                30,696
                                                                                           ----------            ----------
Cash and cash equivalents at end of the period ..................................          $   43,486            $   94,229
                                                                                           ==========            ==========
Supplemental disclosure of cash flow information:
Cash paid for interest ..........................................................          $   67,508            $   73,670
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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP
                      Consolidated Statements of Cash Flows
                          (Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities

         The following summarizes (1) the net assets contributed by the holders of Common Units in the Operating Partnership, (2) the change in the net assets as a result of the reorganization of our Des Moines partnerships and (3) the net assets acquired subject to mortgage notes payable.

                                                          Six Months Ended
                                                               June  30,
                                                      ------------------------
                                                        2000           1999
                                                      --------      ---------
Assets:
Rental property and equipment, net ..............     $  1,356       $(25,879)

Liabilities:
Mortgages and notes payable .....................           --        (52,165)
                                                      --------       ---------
    Net assets ..................................     $  1,356       $ 26,286
                                                      ========       ========


See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The Operating Partnership is a subsidiary of the Company. At June 30, 2000, the Company owned 87.0% of the Common Units in the Operating Partnership.

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

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. In June, 2000, FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. Statement No. 133, as amended by Statement No. 138, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of our derivatives is discussed in Item 2.

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

         The accounting policies of the segments are the same as those described in Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three and six months ended June 30, 2000 and 1999.

                                                                Three Months Ended             Six Months Ended
                                                                      June 30,                       June 30,
                                                           --------------------------         ----------------------
                                                                2000          1999               2000       1999
                                                           ------------    ----------         ----------  ----------
Rental Income:
Office segment .......................................      $   111,637    $  116,233         $  222,661  $  237,995
Industrial segment ...................................           12,281        12,783             24,028      25,006
Retail segment .......................................            9,069         8,156             17,473      15,940
Apartment segment ....................................            4,337         4,095              8,670       8,194
                                                           ------------    ----------         ----------  ----------
   Total Rental Income................................      $   137,324      $141,267         $  272,832  $  287,135
                                                           ============    ==========         ==========  ==========

Net Operating Income:
Office segment .......................................           76,967        78,607            154,795     161,554
Industrial segment ...................................           10,295        10,645             20,075      20,846
Retail segment .......................................            6,267         5,561             12,213      10,704
Apartment segment ....................................            2,515         2,372              5,130       4,657
                                                           ------------    ----------         ----------  ----------
   Total Net Operating Income ........................      $    96,044    $   97,185         $  192,213  $  197,761
                                                           ============    ==========         ==========  ==========

Reconciliation to income before extraordinary items:
Equity in income of unconsolidated affiliates ........              751           336              1,578         457
(Loss)/Gain on disposition of assets, net of
   income tax provision ..............................          (26,062)        1,524            (19,116)      2,093
Interest and other income ............................            6,039         4,652              9,986       9,249
Interest expense .....................................          (27,465)      (28,616)           (54,344)    (59,239)
General and administrative expense ...................           (5,148)       (5,762)           (10,113)    (11,555)
Depreciation and amortization ........................          (29,255)      (27,655)           (57,526)    (55,729)
                                                           ------------    ----------         ----------  ----------
Income before extraordinary item .....................     $     14,904    $   41,664         $   62,678  $   83,037
                                                           ============    ==========         ==========  ==========

Total Assets:
Office segment .......................................        2,823,520     2,914,562          2,823,520   2,914,562
Industrial segment ...................................          410,855       454,023            410,855     454,023
Retail segment .......................................          287,412       250,534            287,412     250,534
Apartment segment ....................................          114,528       119,868            114,528     119,868
Corporate and other ..................................          192,065       248,654            192,065     248,654
                                                           ------------    ----------         ----------  ----------
   Total Assets ......................................     $  3,828,380    $3,987,641         $3,828,380  $3,987,641
                                                           ============    ==========         ==========  ==========

3.       DISPOSITION AND JOINT VENTURE ACTIVITY

         On May 9, 2000, we closed a transaction with Dreilander-Fonds 97/26 and 99/32 ("DLF II") pursuant to which we sold or contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000 square-foot development project valued at approximately $117.0 million to a newly created limited partnership (the "DLF II Joint Venture"). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture and the DLF II Joint Venture borrowed approximately $60.0 million from third-party lenders. We retained the remaining 60.0% interest in the DLF II Joint Venture, received net cash proceeds of approximately $74.0 million and are the sole and exclusive manager and leasing agent of the DLF II Joint Venture's properties, for which we receive customary management fees and leasing commissions. It is anticipated that DLF II will exercise its option to contribute up to an additional $24.0 million in cash to the DLF II Joint Venture before the end of 2000 to increase its ownership percentage to 80.0%. We have adopted the equity method of accounting for this joint venture.

         In addition to the properties sold or contributed to the DLF II Joint Venture, during the six months ended June 30, 2000, we sold approximately 2.5 million rentable square feet of non-core office and industrial properties and
89.0 acres of development land for gross proceeds of $153.9 million. We recorded a gain of $3.9 million related to these dispositions. Included in these sales were certain properties encompassing 887,000 square feet sold to an entity majority-owned by a related party for a selling price of $69.0 million. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy. Since June 30, 2000, an additional
1.7 million square feet of non-core office and industrial properties, which are included in property held for sale in the Consolidated Balance Sheet at June 30, 2000, have been sold for gross proceeds of $137.2 million. Included in these sales were certain properties encompassing 1.1 million square feet sold to an entity majority-owned by a related party for a selling price of $100.0 million. At June 30, 2000, the carrying value of the assets held for sale was reduced to fair value based on the selling price less costs to sell. The resulting adjustment of $23.0 million to reduce the assets held for sale to fair value was recorded, and is included in the (loss)/gain on disposition of assets, net of income tax provision, in the Consolidated Income Statement.

         On August 9, 2000, we agreed to form two joint ventures with an institutional investor. First, we expect to sell or contribute 20 in-service office properties encompassing 2.6 million rentable square feet valued at approximately $352.0 million to a newly created limited liability company. As part of the formation of this first joint venture, the institutional investor will contribute approximately $85.0 million in cash for an 80.0% ownership interest and the joint venture will borrow approximately $250.0 million from third-party lenders. We will retain the remaining 20.0% ownership interest and receive net cash proceeds of approximately $300.0 million. Second, we expect to develop nine additional properties encompassing 861,000 rentable square feet with a budgeted cost of approximately $110.0 million (including approximately $15.0 million of development land that we currently own) to a second newly created limited liability company. We will each own 50.0% of this second joint venture. In addition, we will be the sole and exclusive manager and leasing agent for the properties in both joint ventures, for which we will receive customary management fees and leasing commissions. We will be adopting the equity method of accounting for both joint ventures. These transactions are subject to customary closing conditions, including the completion of due diligence, the execution of other definitive agreements and the ability to obtain satisfactory financing, and are expected to close before the end of 2000. However, we cannot assure you that these transactions will be consummated or that they will be consummated on the terms described in this quarterly report.

4.       LEGAL CONTINGENCIES

         On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company, (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of Section 14(a) of the Securities Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiff's allegations and intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in this matter has now been completed, and we are seeking summary judgment and dismissal of all claims asserted by the plaintiff. Plaintiff John Flake passed away on or about April 2, 2000, and plaintiff's counsel has substituted his estate as the representative plaintiff in this action. Due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation. At this time, we do not expect the result of this litigation to have a material adverse effect on our business, financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report and is based primarily on the consolidated financial statements of the Operating Partnership.

Results of Operations

         Three Months Ended June 30, 2000. Revenues from rental operations decreased $4.0 million, or 2.8%, from $141.3 million for the three months ended June 30, 1999 to $137.3 million for the comparable period in 2000. The decrease is primarily a result of the disposition of 6.4 million square feet of majority-owned office, industrial and retail properties offset in part by the acquisition of 0.8 million square feet of majority-owned office, industrial and retail properties and the completion of 3.8 million square feet of development activity during the last six months of 1999 and the first six months of 2000. Our in-service portfolio decreased from 40.0 million square feet at June 30, 1999 to 38.5 million square feet at June 30, 2000. Same property revenues, which are the revenues of the 473 in-service properties and 1,885 apartment units owned on April 1, 1999, increased 2.8% for the three months ended June 30, 2000, compared to the same three months of 1999.

         During the three months ended June 30, 2000, 240 leases representing
1.1 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 6.4% higher than the average rate per square foot on the expired leases.

         Interest and other income increased $1.3, or 27.6%, from $4.7 million for the three months ended June 30, 1999 to $6.0 million for the comparable period in 2000. The increase was a result of an increase in interest income related to a $30.0 million note receivable that was recorded as a result of certain property dispositions in June, 1999 and an increase in cash balances and termination fees from 1999 to 2000. During the three months ended June 30, 2000, the Operating Partnership generated $260,788 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols in 1998.

         Rental operating expenses decreased $2.8 million, or 6.3%, from $44.1 million for the three months ended June 30, 1999 to $41.3 million for the comparable period in 2000. The decrease is primarily a result of the disposition of 6.4 million square feet of majority owned office, industrial and retail properties offset in part by the acquisition of 0.8 million square feet of majority owned office, industrial and retail properties and the completion of
3.8 million square feet of development activity during the last six months of 1999 and the first six months of 2000. Rental operating expenses as a percentage of related revenues decreased from 31.2% for the three months ended June 30, 1999 to 30.1% for the comparable period in 2000.

         Depreciation and amortization for the three months ended June 30, 2000 and 1999 was $29.3 million and $27.7 million, respectively. The increase of $1.6 million, or 5.8%, is due to an increase in depreciable assets over the prior year. Interest expense decreased $1.1 million, or 3.8%, from $28.6 million for the three months ended June 30, 1999 to $27.5 million for the comparable period in 2000. The decrease is attributable to the decrease in the outstanding debt for the entire quarter of 2000. Interest expense for the three months ended June 30, 2000 and 1999 included $577,000 and $734,000, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses decreased from 3.9% of total revenue for the three months ended June 30, 1999 to 3.6% for the comparable period in 2000.

         Net income before extraordinary item equaled $14.9 million and $41.7 million for the three months ended June 30, 2000 and 1999, respectively. The Operating Partnership recorded $8.1 million in preferred unit distributions for the three months ended June 30, 2000 and 1999.

         Six Months Ended June 30, 2000. Revenues from rental operations decreased $14.3 million, or 5.0%, from $287.1 million for the six months ended June 30, 1999 to $272.8 million for the comparable period in 2000. The decrease is primarily a result of the disposition of 6.4 million square feet of majority-owned office, industrial and retail properties, offset in part by the acquisition of 0.8 million square feet of majority-owned office, industrial and retail properties and the completion of 3.8 million square feet of development activity during the last six months of 1999 and the first six months of 2000. Our in-service portfolio decreased from 40.0 million square feet at June 30, 1999 to 38.5 million square feet at June 30, 2000. Same property revenues, which are the revenues of the 470 in-service properties owned on January 1, 1999, increased 3.2% for the six months ended June 30, 2000, compared to the same six months of 1999.

         During the six months ended June 30, 2000, 517 leases representing 3.3 million square feet of office, industrial and retail space commenced at an average rate per square foot which was 6.6% higher than the average rate per square foot on the expired leases.

         Interest and other income increased $.8 million, or 8.0%, from $9.2 million for the six months ended June 30, 1999 to $10.0 million for the comparable period in 2000. The increase was a result of an increase in interest income related to a $30.0 million note receivable that was recorded as a result of certain property dispositions in June, 1999 and an increase in cash balances and termination fees from 1999 to 2000. For the six months ended June 30, 2000, the Operating Partnership generated $481,983 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols in 1998.

         Rental operating expenses decreased $8.8 million, or 9.8%, from $89.4 million for the six months ended June 30 1999 to $80.6 million for the comparable period in 2000. The decrease is primarily a result of the disposition of 6.4 million square feet of majority-owned office, industrial and retail properties, offset in part by the acquisition of 0.8 million square feet of majority-owned office, industrial and retail properties and the completion of
3.8 million square feet of development activity during the last six months of 1999 and the first six months of 2000. Rental operating expenses as a percentage of related revenues decreased from 31.1% for the six months ended June 30, 1999 to 29.5% for the comparable period in 2000.

         Depreciation and amortization for the six months ended June 30, 2000 and 1999 was $57.5 million and $55.7 million, respectively. The increase of $1.8 million, or 3.2%, is due to an increase in depreciable assets over the prior year. Interest expense decreased $4.9 million, or 8.3%, from $59.2 million for the six months ended June 30, 1999 to $54.3 million for the comparable period in 2000. The decrease is attributable to the decrease in the outstanding debt for the entire six months. Interest expense for the six months ended June 30, 2000 and 1999 included $1.3 million and $1.5 million, respectively, of amortization or deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses remained constant at 4.0% of rental revenue for the six months ended June 30, 1999 and the comparable period in 2000.

         Net income before extraordinary item equaled $62.7 million and $83.0 million for the six months ended June 30, 2000 and 1999, respectively. The Operating Partnership recorded $16.3 million in preferred unit distributions for the six months ended June 30, 2000 and 1999.

Liquidity and Capital Resources

         Statement of Cash Flows. For the six months ended June 30, 2000, cash provided by operating activities increased by $42.4 million, or 44.0%, to $138.7 million, as compared to $96.3 million for the same period in 1999. The increase is due to (1) the collection of a $30.0 million note receivable and (2) the accrual of an $18.0 million liability related to the DLF II Joint Venture during the six months ended June 30, 2000. Cash provided by investing activities was $67.1 million for the first six months of 2000, as compared to $220.3 million for the same period in 1999. The decrease is primarily due to the decline in disposition activity, offset in part by the decline in acquisition activity during the first six months of 2000, as compared to the same period in 1999. Cash used in financing activities was $196.2 million for the first six months of 2000, as compared to $253.1 million for the same period in 1999. The decrease is primarily due to the increase in the borrowings on mortgages and notes payable under the revolving loan from 1999 to 2000, offset in part by the decrease in net proceeds from the sale of Common Stock and the repurchase of Common Stock and Common Units. Payments of distributions on common units remained constant at $76.2 million for the first six months of 2000 and 1999. Preferred unit distributions were $16.3 million for the first six months of 2000 and 1999.

         Capitalization. The Operating Partnership's total indebtedness at June 30, 2000 totaled $1.7 billion and was comprised of $549.9 million of secured indebtedness with a weighted average interest rate of 7.9% and $1.1 billion of unsecured indebtedness with a weighted average interest rate of 7.4%. Except as stated below, all of the mortgage and notes payable outstanding at June 30, 2000 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. A portion of our $450.0 million unsecured revolving loan (the "Revolving Loan") and approximately $37.8 million in floating rate notes payable assumed upon consummation of the merger with J.C. Nichols were not covered by interest rate hedge contracts on June 30, 2000.

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

         The following table sets forth information regarding our interest rate hedge contracts as of June 30, 2000:

                      Notional         Maturity            Reference                  Fixed           Fair Market
Type of Hedge         Amount             Date               Rate                       Rate              Value
-------------         ------             ----               ----                       ----              -----
Swap                   $20,117          6/10/02        1-Month LIBOR + 0.75%               6.95%          $234
Collar                  80,000         10/15/01        1-Month LIBOR                5.60 - 6.25%           556

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

         Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $122.3 million of our existing development activity. We expect to fund our short-term liquidity needs through a combination of:

         o additional borrowings under our Revolving Loan (approximately $243.5 million was available as of June 30, 2000);
         o    the issuance of secured debt;
         o    the selective disposition of non-core assets; and
         o the sale or contribution of some of our wholly owned properties to strategic joint ventures to be formed with selected partners interested in investing with us, which will have the net effect of generating additional capital through such sale or contributions.

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

Recent Developments

         Stock Repurchase. From January 1, 2000 to August 14, 2000, the Company repurchased 3.5 million shares of Common Stock and Common Units at a weighted average price of $23.50 per share/unit, for a total purchase price of $82.6 million.

         Disposition and Joint Venture Activity. On May 9, 2000, we closed a transaction with Dreilander-Fonds 97/26 and 99/32 ("DLF II") pursuant to which we sold or contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000-square-foot development project valued at approximately $117.0 million to a newly created limited partnership (the "DLF II Joint Venture"). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture and the DLF II Joint Venture borrowed approximately $60.0 million from third-party lenders. We retained the remaining 60.0% interest in the DLF II Joint Venture, received net cash proceeds of approximately $74.0 million and are the sole and exclusive manager and leasing agent of the DLF II Joint Venture's properties, for which we receive customary management fees and leasing commissions. It is anticipated that DLF II will exercise its option to contribute up to an additional $24.0 million in cash to the DLF II Joint Venture before the end of 2000 to increase its ownership percentage to 80.0%.

         In addition to the properties sold or contributed to the DLF II Joint Venture, during the six months ended June 30, 2000, we sold approximately 2.5 million rentable square feet of non-core office and industrial properties and
89.0 acres of development land for gross proceeds of $153.9 million. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy. Since June 30, 2000, an additional
1.7 million square feet of non-core office and industrial properties have been sold for gross proceeds of $137.2 million.

         On August 9, 2000, we agreed to form two joint ventures with an institutional investor. First, we expect to sell or contribute 20 in-service office properties encompassing 2.6 million rentable square feet valued at approximately $352.0 million to a newly created limited liability company. As part of the formation of this first joint venture, the institutional investor will contribute approximately $85.0 million in cash for an 80.0% ownership interest and the joint venture will borrow approximately $250.0 million from third-party lenders. We will retain the remaining additional 20.0% ownership interest and receive net cash proceeds of approximately $300.0 million. Second, we expect to develop nine additional properties encompassing 861,000 rentable square feet with a budgeted cost of approximately $110.0 million (including approximately $15.0 million of development land that we currently own) to a second newly created limited liability company. We will each own 50.0% of this second joint venture. In addition, we will be the sole and exclusive manager and leasing agent for the properties in both joint ventures, for which we will receive customary management fees and leasing commissions. These transactions are subject to customary closing conditions, including the completion of due diligence, the execution of other definitive agreements and the ability to obtain satisfactory financing, and are expected to close before the end of 2000. However, we cannot assure you that these transactions will be consummated or that they will be consummated on the terms described in this quarterly report.

         We expect to use a portion of the net proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. As of August 14, 2000, we expect to reinvest up to $37.0 million of the net proceeds from recent disposition activity to acquire in tax-deferred exchange transactions in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our revolving loan, will reduce our income from operations until such development projects are placed in service.

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

Impact of Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. In June, 2000, FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. Statement No. 133, as amended by Statement No. 138, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of our derivatives is discussed under "--Liquidity and Capital Resources."

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

         FFO equals net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. In October 1999, NAREIT issued an additional clarification effective as of January 1, 2000 stipulating that FFO should include both recurring and non-recurring operating results. Consistent with this clarification, non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO. Gains and losses from the sale of depreciable operating property will continue to be excluded from the calculation of FFO.

         Cash available for distribution is defined as FFO reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.

         FFO and cash available for distribution for the three and six month periods ended June 30, 2000 and 1999 are summarized in the following table (in thousands):

                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,
                                                               2000            1999           2000           1999
                                                             --------    ---------        ---------       ---------
Funds from Operations:
Income before extraordinary item ....................         $ 14,904     $ 41,664        $  62,678       $  83,037
   Add/(Deduct):
   Distributions to preferred unitholders............           (8,145)      (8,145)         (16,290)        (16,290)
   Severance costs and other division Closing costs..               --       1,233                --           1,233
   Loss/(Gain) on disposition of assets..............           26,062       (1,524)          19,116          (2,093)
   Depreciation and amortization.....................           29,255       27,655           57,526          55,729
   Depreciation on unconsolidated affiliates.........              823          745            1,605           1,222
                                                              --------    ---------        ---------       ---------
   Funds from operations before minority interest               62,899       61,628          124,635         122,838

Cash Available for Distribution:
Add/(Deduct):
Rental income from straight-line rents...............           (3,995)      (3,524)          (7,795)         (7,509)
Amortization of deferred financing costs.............              577          734            1,298           1,512
Non-incremental revenue generating capital
    Expenditures (1):
       Building improvements paid....................           (2,296)      (2,957)          (3,665)         (4,475)
       Second generation tenant improvements paid ...           (5,048)      (4,112)          (9,830)        (10,121)
       Second generation lease commissions paid......           (3,678)      (4,082)          (6,809)         (7,613)
                                                              --------    ---------        ---------       ---------

Cash available for distribution......................         $ 48,459    $  47,687        $  97,834       $  94,632
                                                              ========    =========        =========       =========
Weighted average Common Units Outstanding - Basic....           67,554       69,956           68,160          69,817
                                                              ========    =========        =========       =========
Weighted average Common Units Outstanding - Diluted..           67,869       69,978           68,365          69,830
                                                              ========    =========        =========       =========

Dividend payout ratio - Diluted:
Funds from operations................................             59.9%        61.3%            60.9%           61.4%
                                                              ========    =========        =========       =========
Cash available for distribution......................             77.7%        79.2%            77.6%           79.7%
                                                              ========    =========        =========       =========

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

Property Information

The following table sets forth certain information with respect to our majority owned in-service and development properties (excluding apartment units) as of June 30, 2000 and 1999:


                                                            Rentable                    Percent Leased/
June 30, 2000                                              Square Feet                    Pre-Leased
-------------                                              -----------                    ----------
In-Service:
   Office..........................................       26,227,000                                94%
   Industrial......................................       10,607,000                                93%
   Retail..........................................        1,660,000                                94%
                                                          ----------                             ------
     Total or Weighted Average.....................       38,494,000                                93%
                                                          ==========                             ======

Development:
Completed - Not Stabilized
   Office..........................................        1,334,000                                75%
   Industrial......................................          131,000                                69%
   Retail..........................................           81,000                                89%
                                                          ----------                             ------
     Total or Weighted Average.....................        1,546,000                                75%
                                                          ==========                             ======

In Process
   Office..........................................        1,498,000                                61%
   Industrial......................................          395,000                                82%
   Retail..........................................             ----                               ----
                                                          ----------                             ------
     Total or Weighted Average.....................        1,893,000                                65%
                                                          ==========                             ======

Total:
   Office..........................................       29,059,000
   Industrial......................................       11,133,000
   Retail..........................................        1,741,000
                                                          ----------
     Total or Weighted Average.....................       41,933,000
                                                          ==========

June 30, 1999
-------------
In-Service:
   Office..........................................       26,666,000                                94%
   Industrial......................................       11,497,000                                90%
   Retail..........................................        1,790,000                                91%
                                                          ----------                             ------
     Total or Weighted Average.....................       39,953,000                                93%
                                                          ==========                             ======

Development:
Completed - Not Stabilized
   Office..........................................        1,951,000                                78%
   Industrial......................................          476,000                                78%
   Retail..........................................          119,000                                97%
                                                          ----------                             ------
   Total or Weighted Average.......................        2,546,000                                79%
                                                          ==========                             ======

In Process
   Office..........................................        3,065,000                                69%
   Industrial......................................          472,000                                17%
   Retail..........................................           81,000                                53%
                                                          ----------                             ------
     Total or Weighted Average.....................        3,618,000                                61%
                                                          ==========                             ======

Total:
   Office..........................................       31,682,000
   Industrial......................................       12,445,000
   Retail..........................................        1,990,000
                                                          ----------
   Total or Weighted Average.......................       46,117,000
                                                          ==========

         The following table sets forth certain information with respect to our properties under development as of June 30, 2000 ($ in thousands):

                                            Rentable                                 Pre-Leasing                        Estimated
In-Process                                   Square      Estimated      Cost at      Percentage       Estimated       Stabilization
            Name                Market        Feet         Cost         6/30/00         (1)           Completion           (2)
       --------------           ------     ----------   ----------     ---------    ---------------    ----------     --------------

Office:
Genus                         Orlando           30,000      $ 3,307     $    2,282           100%          3Q00          3Q00
Intermedia Building 4         Tampa            211,000       29,773         20,542           100%          3Q00          3Q00
IXL                           Richmond          59,000        7,153          6,685           100%          3Q00          3Q00
ECPI Build-to-suit            Piedmont
                              Triad             30,000        3,020          2,324           100%          4Q00          4Q00
Centre Green One              Research
                              Triangle          97,000       11,246          6,111            94%          3Q00          3Q01
Intermedia Building 5         Tampa            185,000       27,633          3,758           100%          3Q00          3Q01
Deerfield III                 Atlanta           54,000        5,276          1,629            28%          4Q00          3Q01
Highwoods Plaza               Tampa             66,000        7,505          1,992            20%          4Q00          3Q01
380 Park Place                Tampa             82,000        9,675          1,847            47%          1Q01          4Q01
Maplewood                     Research
                              Triangle          36,000        3,901            624           100%          1Q01          1Q02
Highwoods Tower II            Research
                              Triangle         167,000       25,134          6,812            72%          1Q01          2Q02
Cool Springs II               Nashville        205,000       22,718          4,614             0%          2Q01          2Q02
Highwoods Centre @
  Peachtree Corners III       Atlanta           54,000        5,140            952             0%          2Q01          2Q02
North Shore Commons           Richmond         116,000       13,084          1,806            32%          2Q01          3Q02
Stony Point III               Richmond         106,000       11,425           ----            44%          2Q01          3Q02
                                            ----------    ---------  --------------         -----

In-Process Office Total or                   1,498,000     $185,990    $    61,978            61%
   Weighted Average                          ---------     --------    -----------        -------


Industrial:
Jones Apparel Expansion
                              Piedmont
                              Triad            209,000      $ 6,071       $  2,444           100%          4Q00          4Q00
Holden Road                   Piedmont
                              Triad             64,000        2,014             33            40%          4Q00          2Q01
Tradeport Place III           Atlanta          122,000        4,780          1,500            72%          4Q00          4Q01
                                            ----------    ---------     ----------          -----
In-Process Industrial Total
  or Weighted Average                          395,000    $  12,865    $     3,977            82%
                                            ----------    ---------    -----------          -----

Total or Weighted Average
  of all In-Process
  Development Projects
                                             1,893,000     $198,855     $   65,955            65%
                                             =========     ========     ==========          =====

-------------------

(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95.0% occupied or one year from the date of completion.


       Completed-Net                        Rentable                                 Pre-Leasing                        Estimated
        Stabilized                           Square      Estimated      Cost at      Percentage       Estimated       Stabilization
            Name                Market        Feet         Cost         6/30/00         (1)           Completion           (2)
       --------------           ------     ----------   ----------     ---------    --------------    -----------     --------------

Office:
3737 Glenwood Avenue         Research Triangle      108,000       16,700      17,095           92%          3Q99            3Q00
Deerfield II                 Atlanta                 67,000        6,994       6,809          100%          3Q99            3Q00
Parkway Plaza 14             Charlotte               90,000        7,690       7,276           76%          3Q99            3Q00
Valencia Place               Kansas City            241,000       34,850      32,403           83%          1Q00            4Q00
Lakepoint II                 Tampa                  225,000       30,524      28,829           96%          4Q99            4Q00
Mallard Creek V              Charlotte              118,000       12,262      11,717           49%          4Q99            4Q00
4101 Research Commons        Research Triangle       73,000        9,311       8,771          100%          3Q99            4Q00
Highwoods Centre @
  Peachtree Corners II       Atlanta                109,000        9,238       8,869           60%          3Q99            4Q00
Capital Plaza                Orlando                303,000       53,000      32,054           50%          1Q00            4Q01
                                                  ---------     --------   ---------        ------
Completed-Not Stabilized
  Office Total or                                 1,334,000     $180,569    $153,823           75%
  Weighted Average                                ---------     --------    --------        ------


Industrial:
Newpoint II                  Atlanta                131,000  $     5,167   $   5,300           69%          3Q99            2Q01
                                                  ---------  -----------   ---------        ------
Completed-Not Stabilized
  Industrial Total or                               131,000  $     5,167   $   5,300           69%
  Weighted Average                                ---------  -----------   ---------        ------


Retail:
Valencia Place               Kansas City             81,000  $    16,650   $  13,511           89%          1Q00            4Q00
                                                  ---------  -----------   ---------        ------
Completed-Not Stabilized
  Retail Total or                                    81,000  $    16,650   $  13,511           89%
  Weighted                                        ---------  -----------   ---------        ------
  Average
Total or Weighted
  Average of all                                  1,546,000   $  202,386   $ 172,634           75%
  Completed-Not                                   ---------   ----------   ---------        ------
  Stabilized Development
  Projects
Total or Weighted
  Average of all                                  3,439,000   $  401,241   $ 238,589           70%
  Development Projects                            =========   ==========   =========        ======


---------------

(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95.0% occupied or one year from the date of completion.




                                                               Rentable
                                                                Square        Estimated       Pre-Leasing
Development Analysis                                             Feet           Costs       Percentage (1)
                                                             -------------- -------------- ------------------
                                                                            (in thousands)
Summary by Estimated Stabilization Date:
   Third Quarter 2000..................................        565,000       $   71,617             95%
   Fourth Quarter 2000.................................      1,086,000          121,926             85%
   First Quarter 2001..................................             --               --             --
   Second Quarter 2001.................................        195,000            7,181             59%
   Third Quarter 2001..................................        402,000           51,660             76%
   Fourth Quarter 2001.................................        507,000           67,455             55%
   First Quarter 2002..................................         36,000            3,901            100%
   Second Quarter 2002.................................        426,000           52,992             28%
   Third Quarter 2002..................................        222,000           24,509             38%
                                                               -------           ------             ---
     Total or Weighted Average.........................      3,439,000       $  401,241             70%
                                                             =========       ==========            ====

Summary by Market:
   Atlanta.............................................        537,000       $   36,595             61%
   Charlotte...........................................        208,000           19,952             61%
   Kansas City.........................................        322,000           51,500             85%
   Nashville...........................................        205,000           22,718             --
   Orlando.............................................        333,000           56,307             55%
   Piedmont Triad......................................        303,000           11,105             87%
   Research Triangle...................................        481,000           66,292             87%
   Richmond............................................        281,000           31,662             51%
   Tampa...............................................        769,000          105,110             86%
                                                               -------          -------            ----
     Total or Weighted Average.........................      3,439,000       $  401,241             70%
                                                             =========       ==========            ====


     Build-to-Suit.....................................        724,000           76,957            100%
     Multi-Tenant......................................      2,715,000          324,284             62%
                                                             ---------      -----------            ----
     Total or Weighted Average.........................      3,439,000       $  401,241             70%
                                                             =========       ==========            ====

                                                             Average
                                                             Rentable         Average      Pre-Leasing
                                                              Square         Estimated     Percentage (1)
                                                               Feet            Costs
                                                             -------------- -------------- ------------------
                                                                              (in thousands)
Per Property Type:
   Office..............................................         118,000      $   15,273             67%
   Industrial..........................................         131,500           4,508             78%
   Retail..............................................          81,000          16,650             89%
                                                               --------       ---------            ----
   All.................................................         118,586       $  13,836             70%
                                                               ========       =========            ====

------------------
(1) Includes the effect of letters of intent.

         The following tables set forth certain information about our leasing activities at our majority-owned in service properties (excluding apartment units) for the three months ended June 30 and March 31, 2000 and December 31 and September 30, 1999.

                                                            Office Leasing Statistics
                                                               Three Months Ended
                                     ------------------------------------------------------------------------
                                       6/30/00        3/31/00       12/31/99       9/30/99        Average
                                       -------        -------       --------       -------        -------
Net Effective Rents Related to
  Re-Leased Space:
Number of lease transactions
  (signed leases)                           221            207           251            234           228
Rentable square footage leased          990,663        931,686     1,337,611      1,015,789     1,068,937
Average per rentable square foot
  over the lease term:
     Base rent                            18.43     $    17.04    $    17.28    $     14.61    $    16.84
     Tenant improvements                  (1.39)         (1.07)        (0.90)         (0.70)        (1.02)
     Leasing commissions                  (0.57)         (0.40)        (0.36)         (0.38)        (0.43)
     Rent concessions                     (0.05)         (0.04)        (0.04)         (0.03)        (0.04)
                                     ------------  ------------   -----------    -----------   ----------
     Effective rent                       16.42          15.53         15.98          13.50         15.36
     Expense stop (1)                     (5.37)         (5.00)        (5.09)         (3.92)        (4.85)
                                     ------------  ------------   ------------   -----------   ----------
     Equivalent effective net rent   $    11.05     $    10.53    $    10.89     $     9.58    $    10.51
                                     ===========    ==========    ==========     ==========    ==========
Average term in years                         5              4             5              4             4
                                     ===========    ==========    ==========     ==========    ==========

Capital Expenditures Related to
  Released Space:
Tenant Improvements:
  Total dollars committed under      $5,510,054     $4,756,023    $6,224,907     $3,602,102    $5,023,271
     signed leases
  Rentable square feet                  990,663        931,686     1,337,611      1,015,789     1,068,937
                                     ------------  ------------   ----------    -----------    ----------
  Per rentable square foot           $     5.56     $     5.10    $     4.65     $     3.55    $     4.70
                                     ============  ============   ==========    ===========    ==========
Leasing Commissions:
  Total dollars committed under
     signed leases                   $2,392,441     $1,505,559    $2,151,399     $1,560,041    $1,902,360
  Rentable square feet                  990,663        931,686     1,337,611      1,015,789     1,068,937
                                     ------------  ------------   ----------     ----------   -----------
  Per rentable square foot           $     2.41     $     1.62    $     1.61     $     1.54    $     1.78
                                     ============  ============   ==========     ==========   ===========
Total:
  Total dollars committed under
     signed leases                   $7,902,495     $6,261,582    $8,376,306     $5,162,143    $6,925,631
  Rentable square feet                  990,663        931,686     1,337,611      1,015,789     1,068,937
                                     ------------  -----------    -----------    ----------    ----------
  Per rentable square foot           $     7.98     $     6.72    $     6.26     $     5.08    $     6.48
                                     ============  ===========    ===========    ==========    ==========
Rental Rate Trends:
  Average final rate with expense
     pass throughs                   $    16.59    $    15.79     $    16.96     $    14.09    $    15.86
  Average first year cash rental
     rate                            $    17.58    $    16.76     $    17.16     $    14.93    $    16.61
                                     ----------   ------------   ------------    ----------   -----------
  Percentage increase                      6.02%         6.11%          1.16%         5.94%          4.72%
                                     ===========   ============   ============  ============   ============

------------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.



                                                          Industrial Leasing Statistics
                                                                Three Months Ended
                                      ------------- ------------------------------------------- -------------
                                        6/30/00       3/31/00       12/31/99        9/30/99       Average
                                        -------       -------       --------        -------       -------


Net Effective Rents Related to
   Re-Leased Space:
Number of lease transactions
   (signed leases)                             46            66            64             50             57
Rentable square footage leased            362,521     1,305,697       543,522        815,044        756,696
Average per rentable square foot
   over the lease term:
     Base rent                         $     5.14    $     4.34    $     5.85   $       4.86    $      5.05

     Tenant improvements                    (0.28)        (0.19)        (0.38)         (0.14)         (0.25)
     Leasing commissions                    (0.12)        (0.11)        (0.11)         (0.10)         (0.11)
     Rent concessions                       (0.01)        (0.00)        (0.01)         (0.00)         (0.01)
                                      ------------  -------------------------    -----------    -----------

     Effective rent                          4.73          4.04          5.35           4.62           4.69
     Expense stop (1)                       (0.48)        (0.14)        (0.39)         (0.18)         (0.30)
                                      ------------  ------------- -----------    -----------    -----------

     Equivalent effective net rent    $      4.25   $       3.90   $     4.96     $     4.44    $      4.39
                                      ===========   ============   ==========     ==========    ===========

Average term in years                           4              5            4              3              4
                                      ===========  =============  ===========     ==========    ===========

Capital Expenditures Related to
   Re-leased Space:
Tenant Improvements:
   Total dollars committed under       $  389,592   $   966,338    $ 1,042,852    $  692,497     $  772,820
     signed leases
   Rentable square feet                   362,521     1,305,697        543,522       815,044        756,696
                                      -----------    ----------    ------------   -----------    ----------

   Per rentable square foot            $     1.07   $      0.74    $      1.92    $     0.85     $     1.02
                                      ============= ===========    ============   ===========    ==========

Leasing Commissions:
   Total dollars committed under       $  185,028   $   671,182    $   222,728    $  271,184     $  337,531
     signed leases
   Rentable square feet                   362,521     1,305,697        543,522       815,044        756,696
                                       ----------   -----------    -----------    -----------    ----------


   Per rentable square foot            $     0.51   $      0.51    $      0.41    $     0.33     $     0.45
                                      ============  ===========    ===========    ===========    ==========

Total:
   Total dollars committed under       $  574,620   $ 1,637,520    $ 1,265,580    $  963,681     $1,110,350
     signed leases
   Rentable square feet                   362,521     1,305,697        543,522       815,044        756,696
                                       ----------   -----------    -----------    ----------     ----------
   Per rentable square foot            $     1.59   $      1.25    $      2.33    $     1.18     $     1.47
                                       ==========   ===========    ===========    ==========     ==========

Rental Rate Trends:
Average final rate with expense        $     4.44   $      3.91    $      5.50    $     4.63     $     4.62
   pass throughs
Average first year cash rental rate    $     4.72   $      4.19    $      5.66    $     4.78     $     4.84
                                       ----------   -----------    -----------    ----------     ----------
Percentage increase                          6.35%         6.98%          2.84%         3.39%          4.70%
                                       ==========   ===========    ===========    ===========    ===========

----------------

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.


                                                               Retail Leasing Statistics
                                                                   Three Months Ended
                                      ---------------------------------------------------------------------------
                                         6/30/00         3/31/00        12/31/99        9/30/99        Average
                                         -------         -------        --------        -------        -------

Net Effective Rents Related to
   Re-Leased Space:
Number of lease transactions
   (signed leases)                             15              20             28             19              21
Rentable square footage leased             37,036          37,556         85,476         70,706          57,694
Average per rentable square foot
   over the lease term:
     Base rent                        $     21.84     $     19.81      $   14.54     $    24.58       $   20.19
     Tenant improvements                    (1.97)          (0.60)         (1.51)         (0.66)          (1.19)
     Leasing commissions                    (0.57)          (0.76)         (0.59)         (0.37)          (0.57)
     Rent concessions                        0.00            0.00           0.00           0.00            0.00
                                       ----------     -----------     -----------    -----------     -----------
     Effective rent                         19.30           18.45          12.44          23.55           18.44
     Expense stop (1)                       (0.12)           0.00           0.00           0.00           (0.03)
                                       ----------     -----------     -----------    -----------     -----------
     Equivalent effective net rent    $     19.18    $      18.45     $    12.44     $    23.55      $    18.41
                                      ===========    ============     ===========    ===========     ===========
Average term in years                           8               5              8              5               6
                                      ===========    ============     ===========    ===========     ===========

Capital Expenditures Related to
   Re-leased Space:
Tenant Improvements:
   Total dollars committed under
     signed leases                    $   914,200      $   82,365     $1,119,000     $  437,735      $  638,325
   Rentable square feet                    37,036          37,556         85,476         70,706          57,694
                                      ------------    -----------     -------------  -------------  ------------
   Per rentable square foot           $     24.68      $     2.19     $    13.09     $     6.19      $    11.06
                                      ============    ============    =============  ============== ============

Leasing Commissions:
   Total dollars committed under
     signed leases                    $   175,122      $  145,060     $  397,123     $  124,241       $ 210,386
   Rentable square feet                    37,036          37,556         85,476         70,706          57,694
                                      -----------     -----------     ----------    -----------    ------------
   Per rentable square foot           $      4.73      $     3.86     $     4.65     $     1.76       $    3.65
                                      ===========    ============    ===========    ===========   =============

Total:
   Total dollars committed under
     signed leases                    $ 1,089,322      $  227,425     $1,516,123     $  561,976       $ 848,711

   Rentable square feet                    37,036          37,556         85,476         70,706          57,694
                                      -----------    ------------   ------------    -----------    ------------
   Per rentable square foot           $     29.41      $     6.06     $    17.74     $     7.95       $   14.71
                                      ===========    =============  ============    ===========    ============

Rental Rate Trends:
Average final rate with expense
   pass throughs                      $      16.60    $     15.20     $     8.87     $    19.12       $   14.95
Average first year cash rental rate   $      19.06    $     18.68     $    12.41     $    22.30       $   18.11
                                      ------------    ------------   -----------    ------------   -------------
Percentage increase                          14.82%          22.83%        39.86%         16.63%          21.15%
                                      ============    ============   ===========    ============   =============

------------------

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

         The following tables set forth scheduled lease expirations for executed leases at our majority-owned in-service properties (excluding apartment units) as of June 30, 2000 assuming no tenant exercises renewal options.

Office Properties:

                                               Percentage of       Annual Rents                         Percentage of
                                               Leased Square          Under        Average Annual       Leased Rents
     Year of                Total Rentable        Footage            Expiring       Rental Rate Per      Represented
      Lease         Number    Square Feet      Represented by       Leases (1)      Square Foot for      by Expiring
    Expiration    of Leases    Expiring        Expiring Leases    (in thousands)    Expirations (1)        Leases
    ----------    --------- --------------     ---------------    -------------     ---------------      -----------
 Remainder of
     2000               521   2,130,058                8.5%          $  35,376         $    16.61               8.5%
     2001               581   3,461,003               13.8%             57,654              16.66              13.9%
     2002               609   3,356,797               13.4%             55,888              16.65              13.5%
     2003               508   3,784,766               15.1%             63,852              16.87              15.4%
     2004               391   2,776,447               11.1%             47,401              17.07              11.4%
     2005               270   2,438,783                9.7%             39,153              16.05               9.4%
     2006                66   1,689,017                6.7%             27,623              16.35               6.7%
     2007                39     981,945                3.9%             15,266              15.55               3.7%
     2008                53   1,405,514                5.6%             21,190              15.08               5.1%
     2009                24     926,790                3.7%             14,739              15.90               3.6%
     2010 and
     thereafter          92   2,136,866                8.5%             36,411              17.04               8.8%
                   --------   ----------          ---------          ---------         ----------           --------
                      3,154   25,087,986             100.0%          $ 414,553          $   16.52             100.0%
                   ========   ==========          =========          =========         ==========           ========


  Industrial Properties:
                                               Percentage of       Annual Rents                         Percentage of
                                               Leased Square          Under        Average Annual       Leased Rents
     Year of                Total Rentable        Footage            Expiring       Rental Rate Per      Represented
      Lease         Number    Square Feet      Represented by       Leases (1)      Square Foot for      by Expiring
    Expiration    of Leases    Expiring        Expiring Leases    (in thousands)    Expirations (1)        Leases
    ----------    --------- --------------     ---------------    -------------     ---------------      -----------
 Remainder of
     2000               72      844,578                8.6%              4,482             $ 5.31               9.3%
     2001              106    1,721,011               17.5%              8,601               5.00              17.9%
     2002              103    1,694,857               17.2%              7,508               4.43              15.6%
     2003               75    1,242,504               12.6%              6,249               5.03              13.0%
     2004               63    2,166,835               22.1%              9,325               4.30              19.3%
     2005               29      400,902                4.1%              2,471               6.16               5.1%
     2006               11      356,062                3.6%              2,277               6.39               4.7%
     2007               11      451,348                4.6%              2,624               5.81               5.4%
     2008                6      247,737                2.5%              2,014               8.13               4.2%
     2009                6      268.813                2.7%              1,806               6.72               3.7%
     2010 and
     thereafter         12      438,976                4.5%                872               1.99               1.8%
                   --------  -----------         ----------        -----------          ---------          ---------

                       494    9,833,623              100.0%            $48,229          $    4.90             100.0%
                   ========   ==========           ========            =======          =========            =======

-------------------

(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.


Retail Properties:
                                                Percentage of
                                                    Leased
                                                    Square     Annual Rents          Average       Percentage of
                                 Total              Footage        Under          Annual Rental     Leased Rents
     Year of                    Rentable          Represented     Expiring           Rate Per      Represented by
      Lease      Number of     Square Feet        by Expiring    Leases (1)       Square Foot for     Expiring
    Expiration     Leases       Expiring            Leases     (in thousands)     Expirations (1)      Leases
    ----------    ---------   --------------   --------------- -------------     ---------------    -----------
 Remainder of
     2000             50           161,041         10.1%         $ 2,270            $14.10              7.3%
     2001             49           108,352          6.8%           3,036             28.02              9.8%
     2002             45           135,732          8.5%           2,350             17.31              7.6%
     2003             46           113,566          7.1%           2,416             21.27              7.8%
     2004             37           217,192         13.6%           2,617             12.05              8.4%
     2005             32            80,564          5.1%           2,244             27.85              7.2%
     2006             23            80,498          5.1%           1,788             22.21              5.8%
     2007             11            53,641          3.4%           1,007             18.77              3.2%
     2008             15           107,595          6.8%           3,649             33.91             11.8%
     2009             23           172,898         10.9%           3,269             18.91             10.5%
     2010 and
     thereafter       24           360,094         22.6%           6,369             17.69             20.6%
                    ----       -----------       -------         -------           -------           -------
                     355         1,591,173        100.0%          31,015            $19.49            100.0%
                  ======       ===========       =======         =======           =======           =======

Total:
                                                Percentage of
                                                    Leased
                                                    Square     Annual Rents          Average       Percentage of
                                 Total              Footage        Under          Annual Rental     Leased Rents
     Year of                    Rentable          Represented     Expiring           Rate Per      Represented by
      Lease      Number of     Square Feet        by Expiring    Leases (1)       Square Foot for     Expiring
    Expiration     Leases       Expiring            Leases     (in thousands)     Expirations (1)      Leases
    ----------    ---------   --------------   --------------- -------------     ---------------    -----------
 Remainder of
     2000            643         3,135,677         8.6%        $  42,128            $13.44              8.5%
     2001            736         5,290,366        14.5%           69,291             13.10             14.1%
     2002            757         5,187,386        14.3%           65,746             12.67             13.4%
     2003            629         5,140,836        14.1%           72,517             14.11             14.7%
     2004            491         5,160,474        14.1%           59,343             11.50             12.0%
     2005            331         2,920,249         8.0%           43,868             15.02              8.9%
     2006            100         2,125,577         5.8%           31,688             14.91              6.4%
     2007             61         1,486,934         4.1%           18,897             12.71              3.8%
     2008             74         1,760,846         4.8%           26,853             15.25              5.4%
     2009             53         1,368,501         3.7%           19,814             14.48              4.0%
     2010 and
     thereafter      128         2,935,936         8.0%           43,652             14.87              8.8%
                  -------      -----------     --------       ----------           -------          --------
                   4,003        36,512,782       100.0%         $493,797            $13.52            100.0%
                   =====        ==========       ======         ========            ======            ======

-------------

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         The effects of potential changes in interest rates are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Results of Operations - Liquidity and Capital Resources" for a description of our accounting policies and other information related to these financial instruments.

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

         Certain Variable Rate Debt. As of June 30, 2000, the Operating Partnership had approximately $126.8 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended June 30, 2001, our interest expense would be increased or decreased approximately $1.3 million. In addition, as of June 30, 2000, we had $80.0 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 65 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $80.0 million of debt.

         Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contracts in effect at June 30, 2000, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources - Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of June 30, 2000 would increase by approximately $1.2 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of June 30, 2000 would decrease by approximately $1.0 million.

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

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

         On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company, (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of Section 14(a) of the Securities Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiff's allegations and intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in this matter has now been completed, and we are seeking summary judgment and dismissal of all claims asserted by the plaintiff. Plaintiff John Flake passed away on or about April 2, 2000, and plaintiff's counsel has substituted his estate as the representative plaintiff in this action. Due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation. At this time, we do not expect the result of this litigation to have a material adverse effect on our business, financial condition and results of operations.

Item 2.    Changes in Securities and Use of Proceeds - NA

Item 3.    Defaults Upon Senior Securities - NA

Item 4.    Submission of Matters to a Vote of Security Holders  - NA

Item 5.    Other Information - NA

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit No.   Description

          2 Agreement to Form Limited Liability Companies, entered into as of August 9, 2000, by and among Miller Global Fund III, L.P., MGA Development Associates, L.P., Highwoods Realty Limited Partnership and Highwoods/Florida Holdings, L.P.

         27       Financial Data Schedule

(b) Reports on Form 8-K- None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HIGHWOODS REALTY LIMITED PARTNERSHIP


                         By: Highwoods Properties, Inc., its general partner

                         By:

                         /s/                 RONALD P. GIBSON
                         ----------------------------------------------------
                                                Ronald P. Gibson
                                    President and Chief Executive Officer

                         /s/                 CARMAN J. LIUZZO
                         ---------------------------------------------------
                                                Carman J. Liuzzo
                                            Chief Financial Officer
                                        (Principal Accounting Officer)

Date:  August 14, 2000