Form 10-Q
period 2000-09-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2000-11-14
CIK 941713

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP
            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                                               Page
PART I          FINANCIAL INFORMATION
Item 1.         Financial Statements                                                                           3
                Consolidated Balance Sheets as of September 30, 2000 and
                December 31, 1999                                                                              4
                Consolidated Statements of Income for the three and nine
                months ended September 30, 2000 and 1999                                                       5
                Consolidated Statements of Cash Flows for the
                nine months ended September 30, 2000 and 1999                                                  6
                Notes to Consolidated Financial Statements                                                     8
Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                           11
                Results of Operations                                                                         11
                Liquidity and Capital Resources                                                               12
                Recent Developments                                                                           13
                Possible Environmental Liabilities                                                            14
                Impact of Recently Issued Accounting Standards                                                15
                Compliance with the Americans with Disabilities Act                                           15
                Funds From Operations and Cash Available for Distributions                                    16
                Disclosure Regarding Forward-Looking Statements                                               18
                Property Information                                                                          19
                Inflation                                                                                     27
Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                    28
PART II         OTHER INFORMATION
Item 1.         Legal Proceedings                                                                             29
Item 2.         Changes in Securities and Use of Proceeds                                                     29
Item 3.         Defaults Upon Senior Securities                                                               29
Item 4.         Submission of Matters to a Vote of Security Holders                                           29
Item 5.         Other Information                                                                             29
Item 6.         Exhibits and Reports on Form 8-K                                                              29

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



                      HIGHWOODS REALTY LIMITED PARTNERSHIP
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                          September 30, 2000      December 31, 1999
                                                                             (Unaudited)
Assets
Real estate assets, at cost:
    Land and improvements ...........................................          $   400,502           $   468,077
    Buildings and tenant improvements ...............................            2,750,127             3,055,859
    Development in process ..........................................               78,108               186,925
    Land held for development .......................................              152,799               168,396
    Furniture, fixtures and equipment ...............................               10,422                 7,917
                                                                               -----------           -----------
                                                                                 3,391,958             3,887,174
    Less - accumulated depreciation .................................             (262,546)             (238,115)
                                                                               -----------           -----------
    Net real estate assets ..........................................            3,129,412             3,649,059
Property held for sale ..............................................              340,923                48,960
Cash and cash equivalents ...........................................               29,481                33,915
Restricted cash .....................................................                8,998                 1,854
Accounts receivable, net ............................................               23,630                22,127
Advances to related parties .........................................               13,164                15,096
Notes receivable ....................................................               38,251                44,892
Accrued straight-line rents receivable ..............................               39,415                35,951
Investment in unconsolidated affiliates .............................               50,319                33,758
Other assets:
    Deferred leasing costs ..........................................               76,877                66,783
    Deferred financing costs ........................................               40,229                40,125
    Prepaid expenses and other ......................................               11,087                15,612
                                                                               -----------           -----------
                                                                                   128,193               122,520
    Less - accumulated amortization .................................              (45,470)              (36,053)
                                                                               -----------           -----------
    Other assets, net ...............................................               82,723                86,467
                                                                               -----------           -----------
Total Assets ........................................................          $ 3,756,316           $ 3,972,079
                                                                               ===========           ===========
Liabilities and Partners' Capital
Mortgages and notes payable .........................................          $ 1,626,529           $ 1,719,117
Accounts payable, accrued expenses and other liabilities ............              121,044               106,601
                                                                               -----------           -----------
    Total Liabilities ...............................................            1,747,573             1,825,718
Redeemable operating partnership units:
    Class A Common Units outstanding, 8,461,272 at
      September 30, 2000 and 8,809,218 at December 31, 1999 .........              199,898               208,140
    Class B Common Units outstanding, 196,492 at
      September 30, 2000 and December 31, 1999 ......................                4,642                 4,643
    Series A Preferred Units outstanding, 125,000 at
      September 30, 2000 and December 31, 1999 ......................              121,809               121,809
    Series B Preferred Units outstanding, 6,900,000 at
      September 30, 2000 and December 31, 1999 ......................              166,346               166,346
    Series D Preferred Units outstanding, 400,000 at
      September 30, 2000 and December 31, 1999 ......................               96,842                96,842
Partners' Capital
Class A Common Units:
    General partner Common Units outstanding, 694,788 at
      September 30, 2000 and 703,884 at December  31, 1999 ..........               15,059                15,740
      Limited partner Common Units outstanding, 60,322,736
      (includes 3,811,086 units in treasury) at September 30, 2000               1,490,938             1,558,316
      and  60,875,308 (includes 1,150,000 units in treasury)
      at December 31, 1999...........................................
    Less treasury units at cost, 3,811,086 and 1,150,000 at
     September 30, 2000 and December 31, 1999, respectively .........              (86,791)              (25,475)
                                                                               -----------           -----------
       Total Partners' Capital ......................................            1,419,206             1,548,581
                                                                               -----------           -----------
                                                                               $ 3,756,316           $ 3,972,079
                                                                               ===========           ===========


See accompanying notes to consolidated financial statements.



                      HIGHWOODS REALTY LIMITED PARTNERSHIP
                        Consolidated Statements of Income
              (Unaudited and in thousands except per unit amounts)

                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,
                                                                    --------------------------       -------------------------
                                                                       2000            1999             2000           1999
                                                                    ----------      ----------       ---------      ----------

Revenue:
    Rental property .........................................        $ 130,727       $ 135,886       $ 403,559      $ 423,021
    Equity in earnings of unconsolidated affiliates .........            1,063             413           2,641            870
    Interest another income .................................            5,874           3,548          15,860         12,797
                                                                     ---------       ---------       ---------      ---------
          Total Revenue .....................................          137,664         139,847         422,060        436,688
Operating expenses:
    Rental property .........................................           39,331          40,902         119,950        130,276
    Depreciation and amortization ...........................           30,104          26,024          87,630         81,753
    Interest expense
      Contractual ...........................................           26,097          24,744          79,143         82,471
      Amortization of deferred financing costs ..............              564             696           1,862          2,208
                                                                     ---------       ---------       ---------      ---------
                                                                        26,661          25,440          81,005         84,679
General and administrative ..................................            5,453           4,701          15,566         16,256
                                                                     ---------       ---------       ---------      ---------
Income before gain/(loss) on disposition of land and
    depreciable assets, net of income tax provision and
    extraordinary item ......................................           36,115          42,780         117,909        123,724
Gain/(loss) on disposition of land and depreciable assets,
    net of income tax provision .............................           10,557             163          (8,559)         2,256
                                                                     ---------       ---------       ---------      ---------
Income before extraordinary item ............................           46,672          42,943         109,350        125,980
   Extraordinary item - loss on early extinguishment
      of debt ...............................................           (3,310)         (4,997)         (4,344)        (5,774)
                                                                     ---------       ---------       ---------      ---------
   Net income ...............................................           43,362          37,946         105,006        120,206
Distributions on preferred units ............................           (8,145)         (8,145)        (24,435)       (24,435)
                                                                     ---------       ---------       ---------      ---------
   Net income available for Class A Common Units ............        $  35,217       $  29,801       $  80,571      $  95,771
                                                                     =========       =========       =========      =========
Net income per Common Unit - basic:
   Income before extraordinary item .........................        $     .58       $     .49       $    1.25      $    1.45
     Extraordinary item - loss on early extinguishment of
         debt ...............................................             (.05)           (.07)           (.06)          (.08)
                                                                     ---------       ---------       ---------      ---------
Net income ..................................................        $     .53       $     .42       $    1.19      $    1.37
                                                                     =========       =========       =========      =========
Net income per Common Unit - diluted:
   Income before extraordinary item .........................        $     .58       $     .49       $    1.25      $    1.45
     Extraordinary item - loss on early extinguishment of
         debt ...............................................             (.05)           (.07)           (.06)          (.08)
                                                                     ---------       ---------       ---------      ---------
Net income ..................................................        $     .53       $     .42       $    1.19      $    1.37
                                                                     =========       =========       =========      =========
Distributions declared per Common Unit ......................        $     .57       $    .555       $    1.68      $   1.635
                                                                     =========       =========       =========      =========
Weighted average Common Units outstanding - basic:
   Class A Common Units:
     General Partner ........................................              657             703             673            699
     Limited Partners .......................................           65,011          69,599          66,620         69,136
   Class B Common Units:
     Limited Partners .......................................              196             196             196            196
                                                                     ---------       ---------       ---------      ---------
   Total ....................................................           65,864          70,498          67,489         70,031
                                                                     =========       =========       =========      =========
     Weighted average Common Units outstanding - diluted:
  Class A Common Units:
     General Partner ........................................              661             706             675            701
     Limited Partners .......................................           65,428          69,902          66,856         69,394
  Class A Common Units:
     Limited Partners .......................................              196             196             196            196
                                                                     ---------       ---------       ---------      ---------
   Total ....................................................           66,285          70,804          67,727         70,291
                                                                     =========       =========       =========      =========


See accompanying notes to consolidated financial statements.



                      HIGHWOODS REALTY LIMITED PARTNERSHIP
                      Consolidated Statements of Cash Flows
                          (Unaudited and in thousands)

                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                       ----------------------
                                                                                                          2000         1999
                                                                                                       ----------    ---------
Operating activities:
Net income ....................................................................................        $ 105,006     $ 120,206
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .............................................................           87,630        81,753
    Loss/(Gain)  on  disposition of land and  depreciable  assets,  net of income tax
    provision .................................................................................            8,559        (2,256)
    Changes in operating assets and liabilities ...............................................            5,926       (24,043)
                                                                                                       ---------     ---------
       Net cash provided by operating activities ..............................................          207,121       175,660
                                                                                                       ---------     ---------
Investing activities:
Additions to real estate assets ...............................................................         (223,343)     (428,423)
Proceeds from disposition of assets ...........................................................          339,600       549,337
Repayment of advances from subsidiaries/(advances to subsidiaries) ............................            1,932        (4,005)
Cash paid in exchange for partnership net assets ..............................................               --          (841)
Other .........................................................................................          (10,902)      (29,584)
                                                                                                       ---------     ---------
       Net cash provided by investing activities ..............................................          107,287        86,484
                                                                                                       ---------     ---------
Financing activities:
Distributions paid on Common Units ............................................................         (114,187)     (114,724)
Distributions paid on Preferred Units .........................................................          (24,435)      (24,435)
Borrowings on mortgages and notes payable .....................................................           73,198         4,385
Repayment of mortgages and notes payable ......................................................         (147,286)     (172,568)
Borrowings on revolving loans .................................................................          210,500       279,500
Repayment on revolving loans ..................................................................         (298,000)     (165,000)
Net proceeds from contributed capital .........................................................              836        22,940
Purchase of treasury stock and units ..........................................................          (90,342)           --
Net change in deferred financing costs ........................................................             (104)       (2,280)
Other .........................................................................................            1,978        (5,774)
                                                                                                       ---------     ---------
       Net cash used in financing activities ..................................................         (318,842)     (246,956)
                                                                                                       ---------     ---------
Net (decrease)/increase in cash and cash equivalents ..........................................           (4,434)       15,188
Cash and cash equivalents at beginning of the period ..........................................           33,915        30,696
                                                                                                       ---------     ---------
Cash and cash equivalents at end of the period ................................................        $  29,481     $  45,884
                                                                                                       =========     =========
Supplemental disclosure of cash flow information:
Cash paid for interest ........................................................................        $  93,047     $  90,289
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

                                                        Nine Months Ended
                                                           September 30,
                                                    ------------------------
                                                       2000           1999
                                                    -------------  ---------
Assets:
Rental property and equipment, net ..............    $(24,656)         $(18,513)
Notes receivable ................................      23,775                --
Liabilities:
Mortgages and notes payable .....................          --           (52,165)
                                                     --------          --------
Net assets ......................................    $   (881)         $ 33,652
                                                     ========          ========

See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The Operating Partnership is a subsidiary of the Company. At September 30, 2000, the Company owned 88.0% of the Common Units in the Operating Partnership.

         The consolidated financial statements include the accounts of the Operating Partnership and its majority- controlled affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. In June, 2000, FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. Statement No. 133, as amended by Statement No. 138, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of our derivatives is discussed in Item 2.

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

         The accounting policies of the segments are the same as those described in Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three and nine months ended September 30, 2000 and 1999.

                                                                     Three Months Ended                  Nine Months Ended
                                                                        September 30,                        September 30,
                                                               -----------------------------       -------------------------------
                                                                   2000             1999              2000                 1999
                                                               -----------       -----------       -----------         -----------
Rental Income:
Office segment ..............................................  $   106,202       $   109,163       $   331,944         $   346,254
Industrial segment ..........................................       11,523            13,842            33,288              39,753
Retail segment ..............................................        8,631             8,597            25,285              24,536
Apartment segment ...........................................        4,371             4,284            13,042              12,478
                                                               -----------       -----------       -----------         -----------
   Total Rental Income ......................................  $   130,727       $   135,886       $   403,559         $   423,021
                                                               ===========       ===========       ===========         ===========
Net Operating Income:
Office segment ..............................................  $    74,132       $    75,764       $   230,555         $   236,693
Industrial segment ..........................................        9,793            11,423            28,026              32,897
Retail segment ..............................................        5,163             5,454            17,464              16,156
Apartment segment ...........................................        2,308             2,343             7,564               6,999
                                                               -----------       -----------       -----------         -----------
   Total Net Operating Income ...............................  $    91,396       $    94,984       $   283,609         $   292,745
                                                               ===========       ===========       ===========         ===========
Reconciliation to income before extraordinary items:
Equity in income of unconsolidated affiliates ...............  $     1,063       $       413       $     2,641         $       870
Gain on disposition of land and depreciable  assets,  net
 of income tax provision ....................................       10,557               163            (8,559)              2,256
Interest and other income ...................................        5,874             3,548            15,860              12,797
Interest expense ............................................      (26,661)          (25,440)          (81,005)            (84,679)
General and administrative expense ..........................       (5,453)           (4,701)          (15,566)            (16,256)
Depreciation and amortization ...............................      (30,104)          (26,024)          (87,630)            (81,753)
                                                               -----------       -----------       -----------         -----------
Income before extraordinary item ............................  $    46,672       $    42,943       $   109,350         $   125,980
                                                               ===========       ===========       ===========         ===========
Total Assets:
Office segment ..............................................  $ 2,813,007       $ 2,997,488       $ 2,813,007         $ 2,997,488
Industrial segment ..........................................      365,217           496,428           365,217             496,428
Retail segment ..............................................      269,865           256,197           269,865             256,197
Apartment segment ...........................................      116,163           119,356           116,163             119,356
Corporate and other .........................................      192,064           210,049           192,064             210,049
                                                               -----------       -----------       -----------         -----------
   Total Assets .............................................  $ 3,756,316       $ 4,079,518       $ 3,756,316         $ 4,079,518
                                                               ===========       ===========       ===========         ===========


3.       DISPOSITION AND JOINT VENTURE ACTIVITY

         On May 9, 2000, we closed a transaction with Dreilander-Fonds 97/26 and 99/32 ("DLF II") pursuant to which we sold or contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000-square-foot development project valued at approximately $117.0 million to a newly created limited partnership (the "DLF II Joint Venture"). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture and the DLF II Joint Venture borrowed approximately $60.0 million from third-party lenders. We initially retained the remaining 60.0% interest in the DLF II Joint Venture, received net cash proceeds of approximately $74.0 million and are the sole and exclusive manager and leasing agent of the DLF II Joint Venture's properties, for which we receive customary management fees and leasing commissions. On August 31, 2000, DLF II contributed an additional $7.1 million in cash to the DLF II Joint Venture, which increased its ownership percentage to 51.0%. It is anticipated that DLF II will exercise its option to contribute up to an additional $17.0 million in cash to the DLF II Joint Venture before March 31, 2001 to increase its ownership percentage to 80.0%. We have adopted the equity method of accounting for this joint venture.

         In addition to the properties sold or contributed to the DLF II Joint Venture, during the nine months ended September 30, 2000, we sold approximately
4.6 million rentable square feet of non-core office and industrial properties and 192.0 acres of development land for gross proceeds of $339.6 million. We recorded a loss of $8.6 million related to these dispositions. Included in these sales were certain properties encompassing 2.0 million square feet sold to an entity majority-owned by a related party for a selling price of $169.0 million. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy. Since September 30, 2000, an additional 55,000 square feet of non-core office and industrial properties, which are included in property held for sale in the Consolidated Balance Sheet at September 30, 2000, have been sold for gross proceeds of $6.4 million.

         On August 9, 2000, we agreed to form two joint ventures with an institutional investor. In the first joint venture, we expect to sell or contribute 21 in-service office properties encompassing approximately 3.0 million rentable square feet valued at approximately $345.3 million (including approximately $4.5 million of development land) to a newly created limited liability company. As part of the formation of the first joint venture, the institutional investor will contribute approximately $85.0 million in cash for an 80.0% ownership interest and the joint venture will borrow approximately $245.0 million from third-party lenders. We will retain the remaining 20.0% ownership interest and receive net cash proceeds of approximately $311.0 million. In the second joint venture, we will contribute approximately $7.2 million of development land we currently own to a second newly created limited liability company. The second joint venture expects to develop four properties encompassing 435,000 rentable square feet with a budgeted cost of approximately $61.0 million. We will each own 50.0% of the second joint venture. In addition, we will be the sole and exclusive manager and leasing agent for the properties in both joint ventures and will receive customary management fees and leasing commissions. We will be adopting the equity method of accounting for these joint ventures. These transactions are subject to customary closing conditions, including the completion of due diligence, the execution of other definitive agreements and the ability to obtain satisfactory financing, and are expected to close before the end of 2000. However, we cannot assure you that these transactions will be consummated or that they will be consummated on the terms described in this quarterly report.

4.       LEGAL CONTINGENCIES

         On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company, (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of Section 14(a) of the Securities Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiff's allegations and intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in this matter has now been completed. Plaintiff John Flake passed away on or about April 2, 2000, and plaintiff's counsel has substituted his estate as the representative plaintiff in this action. Defendants filed a summary judgment motion as to all claims asserted by the plaintiff, who opposed defendants' motion. By order dated August 28, 2000, the court granted defendants' motion as to plaintiff's claims that J.C. Nichols and the named directors and officers of J.C. Nichols breached fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust. The court also granted in part and denied in part defendants' summary judgment motion as to the remaining claims asserted by the plaintiff. Defendants have sought reconsideration of the court's ruling as to certain of the securities claims as to which the court denied their summary judgment motion. Due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation. However, at this time, we do not expect the result of this litigation to have a material adverse effect on our business, financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report and is based primarily on the consolidated financial statements of the Operating Partnership.

Results of Operations

         Three Months Ended September 30, 2000. Revenues from rental operations decreased $5.2 million, or 3.8%, from $135.9 million for the three months ended September 30, 1999 to $130.7 million for the comparable period in 2000. The decrease is primarily a result of the disposition and contribution of 7.9 million square feet of majority-owned office, industrial and retail properties offset in part by the acquisition of 700,000 square feet of majority-owned office, industrial and retail properties and the completion of 4.2 million square feet of development activity during the last three months of 1999 and the first nine months of 2000. Our in-service portfolio decreased from 40.8 million square feet at September 30, 1999 to 37.8 million square feet at September 30, 2000. Same property revenues, which are the revenues of the 461 in-service properties and 1,885 apartment units owned on July 1, 1999, increased 2.4% for the three months ended September 30, 2000, compared to the same three months of 1999.

         During the three months ended September 30, 2000, 226 leases representing 1.5 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 6.5% higher than the average rate per square foot on the expired leases.

         Interest and other income increased $2.4 million, or 68.6%, from $3.5 million for the three months ended September 30, 1999 to $5.9 million for the comparable period in 2000. The increase was a result of an increase in development fee income in 2000 related to the DLF II Joint Venture.

         Rental operating expenses decreased $1.6 million, or 3.9%, from $40.9 million for the three months ended September 30, 1999 to $39.3 million for the comparable period in 2000. The decrease is primarily a result of the disposition and contribution of 7.9 million square feet of majority-owned office, industrial and retail properties offset in part by the acquisition of 700,000 square feet of majority-owned office, industrial and retail properties and the completion of
4.2 million square feet of development activity during the last three months of 1999 and the first nine months of 2000. Rental operating expenses as a percentage of related revenues remained constant at 30.1% for the three months ended September 30, 1999 and 2000.

         Depreciation and amortization for the three months ended September 30, 2000 and 1999 was $30.1 million and $26.0 million, respectively. The increase of $4.1 million, or 15.8%, is due to an increase in depreciation on leasing commissions and tenant improvements, partly offset by a decrease in depreciation on buildings, due to disposition activity in 1999 and 2000. Interest expense increased $1.3 million, or 5.1%, from $25.4 million for the three months ended September 30, 1999 to $26.7 million for the comparable period in 2000. The increase is attributable to an increase in the weighted average interest rates from 1999 to 2000. Interest expense for the three months ended September 30, 2000 and 1999 included $564,000 and $696,000, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses increased from 3.4% of total revenue for the three months ended September 30, 1999 to 4.0 % for the comparable period in 2000.

         Income before extraordinary item was $46.7 million and $43.0 million for the three months ended September 30, 2000 and 1999, respectively. The Operating Partnership recorded $8.1 million in preferred unit distributions for the three months ended September 30, 2000 and 1999.

         Nine Months Ended September 30, 2000. Revenues from rental operations decreased $19.4 million, or 4.6%, from $423.0 million for the nine months ended September 30, 1999 to $403.6 million for the comparable period in 2000. The decrease is primarily a result of the disposition and contribution of 7.9 million square feet of majority-owned office, industrial and retail properties, offset in part by the acquisition of 700,000 square feet of majority-owned office, industrial and retail properties the completion of 4.2 million square feet of development activity during the last three months of 1999 and the first nine months of 2000. Our in-service portfolio decreased from 40.8 million square feet at September 30, 1999 to 37.8 million square feet at September 30, 2000. Same property revenues, which are the revenues of the 445 in-service properties and 1,885 apartment units owned on January 1, 1999, increased 3.1% for the nine months ended September 30, 2000, compared to the same nine months of 1999.

         During the nine months ended September 30, 2000, 743 leases representing 4.8 million square feet of office, industrial and retail space commenced at an average rate per square foot which was 6.6% higher than the average rate per square foot on the expired leases.

         Interest and other income increased $3.1 million, or 24.2%, from $12.8 million for the nine months ended September 30, 1999 to $15.9 million for the comparable period in 2000. The increase was a result of an increase in interest income related to a $30.0 million note receivable that was recorded as a result of certain property dispositions in June 1999, an increase in termination fees from 1999 to 2000 and an increase in development fee income in 2000 related to the DLF II Joint Venture.

         Rental operating expenses decreased $10.3 million, or 7.9%, from $130.3 million for the nine months ended September 30 1999 to $120.0 million for the comparable period in 2000. The decrease is primarily a result of the disposition and contribution of 7.9 million square feet of majority-owned office, industrial and retail properties, offset in part by the acquisition of 700,000 square feet of majority-owned office, industrial and retail properties and the completion of
4.2 million square feet of development activity during the last three months of 1999 and the first nine months of 2000. Rental operating expenses as a percentage of related revenues decreased from 30.8% for the nine months ended September 30, 1999 to 29.7% for the comparable period in 2000.

         Depreciation and amortization for the nine months ended September 30, 2000 and 1999 was $87.6 million and $81.8 million, respectively. The increase of $5.8 million, or 7.1%, is due to an increase in depreciation on leasing commissions and tenant improvements, partly offset by a decrease in depreciation on buildings, due to disposition activity in 1999 and 2000. Interest expense decreased $3.7 million, or 4.5%, from $84.7 million for the nine months ended September 30, 1999 to $81.0 million for the comparable period in 2000. The decrease is attributable to the decrease in the outstanding debt for the entire nine months in 2000. Interest expense for the nine months ended September 30, 2000 and 1999 included $1.9 million and $2.2 million, respectively, of amortization or deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses was 3.8% of rental revenue for the nine months ended September 30, 1999 and 2000.

         Income before extraordinary item was $109.4 million and $126.0 million for the nine months ended September 30, 2000 and 1999, respectively. The Operating Partnership recorded $24.4 million in preferred unit distributions for the nine months ended September 30, 2000 and 1999.

Liquidity and Capital Resources

         Statement of Cash Flows. For the nine months ended September 30, 2000, cash provided by operating activities increased by $31.4 million, or 17.9%, to $207.1 million, as compared to $175.7 million for the same period in 1999. The increase is due to the collection of a $30.0 million note receivable and the accrual of an $18.0 million liability related to the DLF II Joint Venture during the nine months ended September 30, 2000. Cash provided by investing activities was $107.3 million for the first nine months of 2000, as compared to $86.5 million for the same period in 1999. The increase is primarily due to the decline in acquisition and development activity, offset in part by the decline in disposition activity during the first nine months of 2000, as compared to the same period in 1999. Cash used in financing activities was $318.8 million for the first nine months of 2000, as compared to $247.0 million for the same period in 1999. The increase is primarily due to the increase in the payments on mortgages and notes payable and under the revolving loan from 1999 to 2000, offset in part by the decrease in net proceeds from the sale of Common Stock and the repurchase of treasury stock and units in 2000. Payments of distributions decreased by $535,000 to $114.2 million for the first nine months of 2000, as compared with $114.7 million for the same period in 1999. Preferred unit distributions were $24.4 million for the first nine months of 2000 and 1999.

         Capitalization. The Operating Partnership's total indebtedness at September 30, 2000 totaled $1.6 billion and was comprised of approximately $500.0 million of secured indebtedness with a weighted average interest rate of 7.9% and $1.1 billion of unsecured indebtedness with a weighted average interest rate of 7.4%. Except as stated below, all of the mortgage and notes payable outstanding at September 30, 2000 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. A portion of our $450.0 million unsecured revolving loan the ("Revolving Loan") and approximately $37.0 million in floating rate notes payable assumed upon consummation of the merger with J.C. Nichols in 1998 were not covered by interest rate hedge contracts on September 30, 2000.

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

         The following table sets forth information regarding our interest rate hedge contracts as of September 30, 2000:

                      Notional         Maturity                                        Fixed           Fair Market
  Type of Hedge        Amount             Date                  Reference Rate         Rate              Value
  -------------        ------             ----                  --------------         ----              -----


Swap                   $20,006          6/10/02        1-Month LIBOR + 0.75%              6.95%        $ 98
Collar                  80,000         10/15/01        1-Month LIBOR               5.60 - 6.25%         298
Cap                      5,434          6/15/01        1-Month LIBOR                      7.75%         ---

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

         Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $125.0 million of our existing development activity. We expect to fund our short-term liquidity needs through a combination of:

         o additional borrowings under our Revolving Loan (approximately $214.0 million was available as of September 30, 2000);
         o    the issuance of secured debt;
         o    the selective disposition of non-core assets; and
         o the sale or contribution of some of our wholly owned properties to strategic joint ventures to be formed with selected partners interested in investing with us, which will have the net effect of generating additional capital through such sale or contributions.

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

Recent Developments

         Stock Repurchase. From January 1, 2000 to November 10, 2000, the Company repurchased 3.9 million shares of Common stock and Common Units at a weighted average price of $23.61 per share/unit, for a total purchase price of $92.7 million.

         Disposition and Joint Venture Activity. On May 9, 2000, we closed a transaction with Dreilander-Fonds 97/26 and 99/32 ("DLF II") pursuant to which we sold or contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000-square-foot development project valued at approximately $117.0 million to a newly created limited partnership (the "DLF II Joint Venture"). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture and the DLF II Joint Venture borrowed approximately $60.0 million from third-party lenders. We initially retained the remaining 60.0% interest in the DLF II Joint Venture, received net cash proceeds of approximately $74.0 million and are the sole and exclusive manager and leasing agent of the DLF II Joint Venture's properties, for which we receive customary management fees and leasing commissions. On August 31, 2000, DLF II contributed an additional $7.1 million in cash to the DLF II Joint Venture, which increased its ownership percentage to 51.0%. It is anticipated that DLF II will exercise its option to contribute up to an additional $17.0 million in cash to the DLF II Joint Venture before March 31, 2001 to increase its ownership percentage to 80.0%.

         In addition to the properties sold or contributed to the DLF II Joint Venture, during the nine months ended September 30, 2000, we sold approximately
4.6 million rentable square feet of non-core office and industrial properties and 192.0 acres of development land for gross proceeds of $339.6 million. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy. Since September 30, 2000, we have sold an additional 55,000 square feet of non-core office and industrial properties for gross proceeds of $6.4 million.

         On August 9, 2000, we agreed to form two joint ventures with an institutional investor. In the first joint venture, we expect to sell or contribute 21 in-service office properties encompassing approximately 3.0 million rentable square feet valued at approximately $345.3 million (including approximately $4.5 million of development land) to a newly created limited liability company. As part of the formation of the first joint venture, the institutional investor will contribute approximately $85.0 million in cash for an 80.0% ownership interest and the joint venture will borrow approximately $245.0 million from third-party lenders. We will retain the remaining 20.0% ownership interest and receive net cash proceeds of approximately $311.0 million. In the second joint venture, we will contribute approximately $7.2 million of development land we currently own to a second newly created limited liability company. The second joint venture expects to develop four properties encompassing 435,000 rentable square feet with a budgeted cost of approximately $1.0 million. We will each own 50.0% of this second joint venture. In addition, we will be the sole and exclusive manager and leasing agent for the properties in both joint ventures and receive customary management fees and leasing commissions. These transactions are subject to customary closing conditions, including the completion of due diligence, the execution of other definitive agreements and the ability to obtain satisfactory financing, and are expected to close before the end of 2000. However, we cannot assure you that these transactions will be consummated or that they will be consummated on the terms described in this quarterly report.

         We expect to use a portion of the net proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. As of November 19, 2000, we expect to reinvest up to $25.0 million of the net proceeds from recent disposition activity to acquire in tax-deferred exchange transactions in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our revolving loan, will reduce our income from operations until such development projects are placed in service.

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

Impact of Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. In June, 2000, FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. Statement No. 133, as amended by Statement No. 138, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of our derivatives is discussed under "Liquidity and Capital Resources."

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

         FFO equals net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued a clarification of the definition of FFO. This clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. In October 1999, NAREIT issued an additional clarification effective as of January 1, 2000 stipulating that FFO should include both recurring and non-recurring operating results. Consistent with this clarification, non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO. Gains and losses from the sale of depreciable operating property will continue to be excluded from the calculation of FFO.

         Cash available for distribution is defined as FFO reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.

         FFO and cash available for distribution for the three and nine month periods ended September 30, 2000 and 1999 are summarized in the following table (unaudited and in thousands):

                                                                           Three Months Ended               Nine Months Ended
                                                                                September 30,                  September 30,
                                                                      --------------------------        ---------------------------
                                                                         2000             1999             2000            1999
                                                                      ---------        ---------        ---------        ---------
Funds from Operations:
Income before extraordinary item .................................    $  46,672        $  42,943        $ 109,350        $ 125,980
   Add/(Deduct):
   Distributions to preferred unit-holders .......................       (8,145)          (8,145)         (24,435)         (24,435)
   Severance costs and other division Closing costs ..............           --               --               --            1,233
   (Gain)/loss  on  disposition  of land and  depreciable
    assets .......................................................      (10,557)            (163)           8,559           (2,256)
   Gain on disposition of land ...................................        3,288               --            3,288               --
   Depreciation and amortization .................................       30,104           26,024           87,630           81,753
   Depreciation of unconsolidated affiliates .....................        1,657              892            3,444            2,114
                                                                      ---------        ---------        ---------        ---------
   Funds from operations before minority interest ................       63,019           61,551          187,836          184,389
Cash Available for Distribution:
Add/(Deduct):
Rental income from straight-line rents ...........................       (3,657)          (3,436)         (11,452)         (10,945)
Amortization of deferred financing costs .........................          564              696            1,862            2,208
Non-incremental revenue generating capital
    Expenditures (1):
       Building improvements paid ................................       (2,248)          (2,114)          (5,913)          (6,589)
       Second generation tenant improvements paid ................       (7,900)          (7,194)         (17,730)         (17,315)
       Second generation lease commissions paid ..................       (1,859)          (3,000)          (8,668)         (10,613)
                                                                      ---------        ---------        ---------        ---------
Cash available for distribution ..................................    $  47,919        $  46,503        $ 145,935        $ 141,135
                                                                      =========        =========        =========        =========
Weighted average Common Units Outstanding - Basic ................       65,864           70,498           67,489           70,031
                                                                      =========        =========        =========        =========
Weighted average Common Units Outstanding - Diluted . ............       66,285           70,804           67,727           70,291
                                                                      =========        =========        =========        =========
Dividend payout ratio - Diluted:
Funds from operations ............................................         60.0%            63.8%            60.6%            62.3%
                                                                      =========        =========        =========        =========
Cash available for distribution ..................................         78.8%            84.5%            78.0%            81.4%
                                                                      =========        =========        =========        =========

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

Property Information

         The following table sets forth certain information with respect to our majority owned in-service and development properties (excluding apartment units) as of September 30, 2000 and 1999:


                                                              Rentable         Percent Leased/
September 30, 2000                                           Square Feet          Pre-Leased
------------------                                           -----------       --------------
In-Service:
   Office.............................................        25,984,000               94%
   Industrial.........................................        10,204,000               95%
   Retail.............................................         1,569,000               94%
                                                              ----------            ------
     Total or Weighted Average........................        37,757,000               94%
                                                              ==========            ======
Development:
Completed - Not Stabilized
   Office.............................................           759,000               79%
   Industrial.........................................                --               --%
   Retail.............................................            81,000               90%
                                                              ----------            ------
     Total or Weighted Average........................           840,000               80%
                                                              ==========            ======
In Process
   Office.............................................         1,709,000               55%
   Industrial.........................................           395,000               87%
   Retail.............................................                --                --
                                                              ----------            ------
     Total or Weighted Average........................         2,104,000               61%
                                                              ==========            ======
Total:
   Office.............................................        28,452,000
   Industrial.........................................        10,599,000
   Retail.............................................         1,650,000
                                                              ----------
     Total or Weighted Average........................        40,701,000
                                                              ==========
September 30, 1999
------------------
In-Service:
   Office.............................................        27,293,000               94%
   Industrial.........................................        11,805,000               91%
   Retail.............................................         1,676,000               91%
                                                              ----------            ------
     Total or Weighted Average........................        40,774,000               93%
                                                              ==========            ======
Development:
Completed - Not Stabilized
   Office.............................................         2,174,000               74%
   Industrial.........................................           383,000               55%
   Retail.............................................           119,000               97%
                                                              ----------            ------
   Total or Weighted Average..........................         2,676,000               72%
                                                              ==========            ======
In Process
   Office.............................................         2,350,000               78%
   Industrial.........................................           282,000               10%
   Retail.............................................            81,000               82%
                                                              ----------            ------
     Total or Weighted Average........................         2,713,000               71%
                                                              ==========            ======
Total:
   Office.............................................        31,817,000
   Industrial.........................................        12,470,000
   Retail.............................................         1,876,000
                                                              ----------
   Total or Weighted Average..........................        46,163,000
                                                              ==========

         The following table sets forth certain information with respect to our properties under development as of September 30, 2000 ($ in thousands):

In-Process

                                            Rentable                                 Pre-Leasing                    Estimated
                                             Square      Estimated       Cost at     Percentage     Estimated     Stabilization
            Name                Market        Feet         Cost          9/30/00         (1)       Completion          (2)
            ----                ------      --------     ---------       -------     -----------   ----------     -------------
Office:
ECPI Build-to-suit            Piedmont
                              Triad             30,000      $ 3,020     $    2,998       100%          4Q00            4Q00
Deerfield III                 Atlanta           54,000        5,276          2,356       100%          4Q00            3Q01
Highwoods Plaza               Tampa             66,000        7,505          5,183        20%          4Q00            3Q01
Intermedia Building 5         Tampa            185,000       27,633          6,298       100%          3Q01            3Q01
Met Life Building at
  Brookfield                  Greenville       118,000       13,220             21        67%          3Q01            4Q01
Shadow Creek                  Memphis           80,000        8,989          4,472        86%          4Q00            4Q01
380 Park Place                Tampa             82,000        9,675          2,590        47%          1Q01            4Q01
kforce.com                    Tampa            128,000       18,582            284       100%          4Q01            4Q01
Maplewood                     Research
                              Triangle          36,000        3,901          1,703       100%          1Q01            1Q02
Situs III                     Research
                              Triangle          39,000        4,543            782        94%          1Q01            1Q02
Highwoods Centre @
  Peachtree Corners III       Atlanta           54,000        5,140          1,333         0%          2Q01            2Q02
Cool Springs II               Nashville        205,000       22,718          8,950        19%          2Q01            2Q02
Highwoods Tower II            Research
                              Triangle         167,000       25,134         12,722        72%          1Q01            2Q02
ParkWest One                  Research
                              Triangle          46,000        4,364            127         0%          1Q01            1Q02
ParkWest Two                  Research                        4,544
                              Triangle          48,000                         137         0%          1Q01            1Q02
Centre Green Two              Research
                              Triangle          97,000       11,596          1,055         0%          2Q01            2Q02
Hickory Trace                 Nashville         52,000        5,933          1,511         0%          3Q01            3Q02
Stony Point III               Richmond         106,000       11,425          2,546        43%          2Q01            3Q02
North Shore Commons           Richmond         116,000       13,084          2,030        53%          2Q01            3Q02
                                            ----------    ---------   ------------      -----

In-Process Office Total or
  Weighted Average                           1,709,000     $206,282     $  57,098         55%
                                             ---------     --------     ----------      -----

Industrial:
Jones Apparel Expansion       Piedmont
                              Triad            209,000      $ 6,071     $    4,241       100%          4Q00            4Q00
Holden Road                   Piedmont
                              Triad             64,000        2,014          1,032        40%          1Q01            3Q01
Tradeport Place III           Atlanta          122,000        4,780          2,659        90%          4Q00            4Q01
                                            ----------    ---------  -------------      -----

In-Process Industrial Total
  or Weighted Average                          395,000    $  12,865     $   7,932         87%
                                            ----------    ---------     ----------      -----

Total or Weighted Average
  of all In-Process
  Development Projects                       2,104,000     $219,147       $ 65,030        61%
                                             =========     ========       ========      =====

-------------------

(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95.0% occupied or one year from the date of completion.



Completed -
Not Stabilized
                                                    Rentable                             Pre-Leasing                   Estimated
                                                     Square      Estimated   Cost at      Percentage    Estimated    Stabilization
         Name                   Market                Feet         Cost      9/30/00          (1)      Completion         (2)
    -------------               ------             ---------    ----------   --------   ------------  ------------   -------------
Office:
Mallard Creek V              Charlotte               118,000       12,262      11,294         70%          4Q99            4Q00
Valencia Place               Kansas City             241,000       34,850      35,237         90%          1Q00            4Q00
Centre Green One             Research Triangle        97,000       11,246       6,856         92%          3Q00            3Q01
Capital Plaza                Orlando                 303,000       53,000      44,740         69%          1Q00            4Q01
                                                   ---------    ----------   --------      ------          ----            ----
Completed-Not Stabilized
  Office Total or Weighted
  Average                                            759,000     $111,358    $ 98,127         79%
                                                   ---------    ----------   --------      ------
Retail:
Valencia Place               Kansas City              81,000     $ 16,650    $ 14,842         90%          1Q00            4Q00
                                                   ---------    ----------   --------      ------
Completed-Not Stabilized
  Retail Total or Weighted
    Average
                                                      81,000     $ 16,650    $ 14,842         90%
                                                   ---------    ----------   --------      ------
Total or Weighted Average
  of all Completed-Not
  Stabilized Development
  Projects                                           840,000     $128,008    $112,969         80%
                                                   ---------    ----------   --------      ------
Total or Weighted Average
  of all Development
  Projects                                         2,944,000     $347,155    $177,999         66%
                                                   =========    ==========   ========      ======

---------------

(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95.0% occupied or one year from the date of completion.




                                                               Rentable
                                                                Square       Estimated       Pre-Leasing
Development Analysis                                             Feet          Costs        Percentage (1)
                                                             -------------- ------------- -------------------
                                                                          (in thousands)
Summary by Estimated Stabilization Date:
   Fourth Quarter 2000.................................        679,000      $   72,853              90%
   First Quarter 2001..................................             --              --              --
   Second Quarter 2001.................................             --              --              --
   Third Quarter 2001..................................        466,000          53,674              79%
   Fourth Quarter 2001.................................        833,000         108,246              76%
   First Quarter 2002..................................        169,000          17,352              43%
   Second Quarter 2002.................................        523,000          64,588              30%
   Third Quarter 2002..................................         274,000         30,442              39%
                                                             ----------     ----------             ----
     Total or Weighted Average.........................      2,944,000      $  347,155              66%
                                                             =========      ==========             ====

Summary by Market:
   Atlanta.............................................        230,000      $   15,196              71%
   Charlotte...........................................        118,000          12,262              70%
   Greenville..........................................        118,000          13,220              67%
   Kansas City.........................................        322,000          51,500              90%
   Memphis.............................................         80,000           8,989              86%
   Nashville...........................................        257,000          28,651              15%
   Orlando.............................................        303,000          53,000              69%
   Piedmont Triad......................................        303,000          11,105              87%
   Research Triangle...................................        530,000          65,328              53%
   Richmond............................................        222,000          24,509              48%
   Tampa...............................................         461,000         63,395              79%
                                                             ----------     ----------             ----
     Total or Weighted Average.........................      2,944,000      $  347,155              66%
                                                             =========      ==========             ====


     Build-to-Suit.....................................        552,000      $   55,306             100%
     Multi-Tenant......................................      2,392,000         291,849              58%
                                                             ---------      ----------            -----
     Total or Weighted Average.........................      2,944,000      $  347,155              66%
                                                             =========      ==========            =====

                                                             Average
                                                             Rentable       Average
                                                              Square        Estimated        Pre-Leasing
                                                               Feet           Costs         Percentage (1)
                                                             -------------- ------------- -------------------
                                                                          (in thousands)
Per Property Type:
   Office..............................................        107,304      $   13,810              62%
   Industrial..........................................        131,667           4,288              87%
   Retail..............................................         81,000          16,650              90%
                                                             -----------    -----------           -----
   All.................................................         109,037     $   12,858              66%
                                                             ==========     ==========            =====

------------------
(1) Includes the effect of letters of intent.

         The following tables set forth certain information about our leasing activities at our majority-owned in service properties (excluding apartment units) for the three months ended September 30, June 30, and March 31, 2000 and December 31, 1999.

                                                                   Office Leasing Statistics
                                                                      Three Months Ended
                                       ---------------------------------------------------------------------------------------------
                                            9/30/00        6/30/00                3/31/00             12/31/99            Average
                                            -------        -------                -------             --------            -------

Net Effective Rents Related to
  Re-Leased Space:
Number of lease transactions
  (signed leases)                                174                221                 207                 251                213
Rentable square footage leased             1,056,239            990,663             931,686           1,337,611          1,079,050
Average per rentable square foot
  over the lease term:
     Base rent                          $      15.23     $        18.43     $         17.04     $         17.28     $        17.00
     Tenant improvements                       (1.21)             (1.39)              (1.07)              (0.90)             (1.14)
     Leasing commissions                       (0.40)             (0.57)              (0.40)              (0.36)             (0.43)
     Rent concessions                          (0.03)             (0.05)              (0.04)              (0.04)             (0.04)
                                        ------------        -----------        ------------        ------------        -----------
     Effective rent                            13.59              16.42               15.53               15.98              15.39
     Expense stop (1)                          (4.03)             (5.37)              (5.00)              (5.09)             (4.87)
                                        ------------        -----------        ------------        ------------        -----------
     Equivalent effective net rent      $       9.56     $        11.05     $         10.53     $         10.89     $        10.52
                                        ============        ===========        ============        ============        ===========
Average term in years                              5                  5                   4                   5                  5
                                        ============        ===========        ============        ============        ===========
Capital Expenditures Related to
  Released Space:
Tenant Improvements:
  Total dollars committed under
     signed leases                      $  6,676,576        $ 5,510,054        $  4,756,023        $  6,224,907        $ 5,791,890
  Rentable square feet                     1,056,239            930,663             931,686           1,337,611          1,079,050
                                        ------------        -----------        ------------        ------------        -----------
  Per rentable square foot              $       6.32     $         5.92     $          5.10     $          4.65     $         5.37
                                        ============        ===========        ============        ============        ===========
Leasing Commissions:
  Total dollars committed under
     signed leases                      $  1,910,278        $ 2,392,441        $  1,505,559        $  2,151,399        $ 1,989,919
  Rentable square feet                     1,056,239            990,663             931,686           1,337,611          1,079,050
                                        ------------        -----------        ------------        ------------        -----------
  Per rentable square foot              $       1.81        $      2.41     $          1.62     $          1.61     $         1.84
                                        ============        ===========        ============        ============        ===========
Total:
  Total dollars committed under
     signed leases                      $  8,586,853        $ 7,902,495        $  6,261,582        $  8,376,306        $ 7,781,809
  Rentable square feet                     1,056,239            990,663             931,686           1,337,611          1,079,050
                                        ------------        -----------        ------------        ------------        -----------
  Per rentable square foot              $       8.13     $         7.98     $          6.72     $          6.26     $         7.21
                                        ============        ===========        ============        ============        ===========
Rental Rate Trends:
  Average final rate with expense
     pass throughs                      $      14.30     $        16.59     $         15.79     $         16.96     $        15.91
  Average first year cash rental
     rate                               $      14.96     $        17.58     $         16.76     $         17.16     $        16.62
                                        ------------        -----------        ------------        ------------        -----------
  Percentage increase                           4.61%              6.02%               6.11%               1.16%              4.43%
                                        ============        ===========        ============        ============        ===========

------------

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.



                                                                  Industrial Leasing Statistics
                                                                       Three Months Ended
                                      ----------------------------------------------------------------------------------------------
                                            9/30/00         6/30/00             03/31/00            12/31/99            Average
                                            -------         -------             --------            --------            -------

Net Effective Rents Related to
   Re-Leased Space:
Number of lease transactions
   (signed leases)                                31                46                  66                  64                 52
Rentable square footage leased               349,079           362,521           1,305,697             543,522            640,205
Average per rentable square foot
   over the lease term:
     Base rent                           $      4.54        $     5.14        $       4.34        $       5.85        $      4.97
     Tenant improvements                       (0.32)            (0.28)              (0.19)              (0.38)             (0.29)
     Leasing commissions                       (0.15)            (0.12)              (0.11)              (0.11)             (0.12)
     Rent concessions                           0.00             (0.01)               0.00               (0.01)             (0.01)
                                         -----------        ----------        ------------        ------------        -----------
     Effective rent                             4.07              4.73                4.04                5.35               4.55
     Expense stop (1)                          (0.23)            (0.48)              (0.14)              (0.39)             (0.31)
                                         -----------        ----------        ------------        ------------        -----------
     Equivalent effective net rent       $      3.84        $     4.25        $       3.90        $       4.96        $      4.24
                                         ===========        ==========        ============        ============        ===========
Average term in years                              4                 4                   5                   4                  4
                                         ===========        ==========        ============        ============        ===========
Capital Expenditures Related to
   Re-leased Space:
Tenant Improvements:
   Total dollars committed under
     signed leases                       $   510,520        $  389,592        $    966,338        $  1,042,852        $   727,325
   Rentable square feet                      349,079           362,521           1,305,697             543,522            640,205
                                         -----------        ----------        ------------        ------------        -----------
   Per rentable square foot              $      1.46        $     1.07        $       0.74        $       1.92        $      1.14
                                         ===========        ==========        ============        ============        ===========
Leasing Commissions:
   Total dollars committed under
     signed leases                       $   167,772        $  185,028        $    671,182        $    222,728        $   311,678
   Rentable square feet                      349,079           362,521           1,305,697             543,522            640,205
                                         -----------        ----------        ------------        ------------        -----------
   Per rentable square foot              $      0.48        $     0.51        $       0.51        $       0.41        $      0.49
                                         ===========        ==========        ============        ============        ===========
Total:
   Total dollars committed under
     signed leases                       $   678,292        $  574,620        $  1,637,520        $  1,265,580        $ 1,039,003

   Rentable square feet                      349,079           362,521           1,305,697             543,522            640,205
                                         -----------        ----------        ------------        ------------        -----------
   Per rentable square foot              $      1.94        $     1.59        $       1.25        $       2.33        $      1.62
                                         ===========        ==========        ============        ============        ===========
Rental Rate Trends:
Average final rate with expense
   pass throughs                         $      4.11        $     4.44        $       3.91        $       5.50        $      4.49
Average first year cash rental rate      $      4.51        $     4.72        $       4.19        $       5.66        $      4.77
                                         -----------        ----------        ------------        ------------        -----------
Percentage increase                             9.55%             6.35%               6.98%               2.84%              6.15%
                                         ===========        ==========        ============        ============        ===========

----------------

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.



                                                                          Retail Leasing Statistics
                                                                             Three Months Ended
                                          ------------------------------------------------------------------------------------
                                          9/30/00          6/30/00             3/31/00            12/31/99            Average
                                        ---------       ------------          ---------         ------------        ----------

Net Effective Rents Related to
   Re-Leased Space:
Number of lease transactions
   (signed leases)                            21                 15                 20                   28                 21
Rentable square footage leased            53,217             37,036             37,556               85,476             53,321
Average per rentable square foot
   over the lease term:
     Base rent                          $  22.26        $     21.84           $  19.81          $     14.54          $   19.61
     Tenant improvements                   (1.26)             (1.97)             (0.60)               (1.51)             (1.34)
     Leasing commissions                   (0.58)             (0.57)             (0.76)               (0.59)             (0.63)
     Rent concessions                      (0.03)              0.00               0.00                 0.00               0.01
                                        ---------       ------------          ---------         ------------        ----------
     Effective rent                        20.39              19.30              18.45                12.44              17.65
     Expense stop (1)                       0.00              (0.12)              0.00                 0.00              (0.03)
                                        ---------       ------------          ---------         ------------        ----------
     Equivalent effective net rent      $  20.39        $     19.18           $  18.45          $     12.44          $   17.62
                                        =========       ============          =========         ============        ==========
Average term in years                          8                  8                  5                    8                  7
                                        =========       ============          =========         ============        ==========
Capital Expenditures Related to
   Re-leased Space:
Tenant Improvements:
   Total dollars committed under
     signed leases                      $600,136        $   914,200           $ 82,365          $ 1,119,000          $ 678,925
   Rentable square feet                   53,217             37,036             37,556               85,476             53,321
                                        ---------       ------------          ---------         ------------        ----------
   Per rentable square foot             $  11.28        $     24.68           $   2.19          $     13.09          $   12.73
                                        =========       ============          =========         ============        ==========
Leasing Commissions:
   Total dollars committed under
     signed leases                      $143,269        $   175,122           $145,060          $   397,123          $ 215,144
   Rentable square feet                   53,217             37,036             37,556               85,476             53,321
                                        ---------       ------------          ---------         ------------        ----------
   Per rentable square foot             $   2.69        $      4.73           $   3.86          $      4.65          $    4.03
                                        =========       ============          =========         ============        ==========
Total:
   Total dollars committed under
     signed leases                      $743,406        $ 1,089,322           $227,425          $ 1,516,123          $ 894,069
   Rentable square feet                   53,217             37,036             37,556               85,476             53,321
                                        ---------       ------------          ---------         ------------        ----------
   Per rentable square foot             $  13.97        $     29.41           $   6.06          $     17.74          $   16.77
                                        =========       ============          =========         ============        ==========
Rental Rate Trends:
Average final rate with expense
   pass throughs                        $  13.85        $     16.60           $  15.20          $      8.87          $   13.63
Average first year cash rental rate     $  19.40        $     19.06           $  18.68          $     12.41          $   17.39
                                        ---------       ------------          ---------         ------------        ----------
Percentage increase                        40.08%             14.82%             22.83%               39.86%             27.54%
                                        =========       ============          =========         ============        ==========

------------------

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

         The following tables set forth scheduled lease expirations for executed leases at our majority-owned in-service properties (excluding apartment units) as of September 30, 2000 assuming no tenant exercises renewal options.

 Office Properties:

                                                    Percentage of                                            Percentage of
                                                    Leased Square      Annual Rents       Average Annual      Leased Rents
                                Total Rentable         Footage        Under Expiring     Rental Rate Per      Represented
 Year of Lease      Number of     Square Feet      Represented by       Leases (1)       Square Foot for      by Expiring
  Expiration          Leases       Expiring        Expiring Leases    (in thousands)     Expirations (1)        Leases
 -----------------  ---------   --------------     ---------------    ---------------    ---------------      -----------
 Remainder of 2000      353        1,289,187                5.2%          $  21,133          $   16.39               5.1%
     2001               560        3,016,085               12.2%             52,317              17.35              12.7%
     2002               584        3,152,157               12.8%             52,861              16.77              12.8%
     2003               531        3,716,010               15.1%             63,796              17.17              15.4%
     2004               386        2,853,841               11.6%             50,191              17.59              12.1%
     2005               348        2,916,045               11.8%             48,548              16.65              11.7%
     2006                75        1,766,871                7.2%             29,222              16.54               7.1%
     2007                46        1,074,372                4.4%             16,590              15.44               4.0%
     2008                48        1,341,127                5.4%             20,352              15.18               4.9%
     2009                21          724,305                2.9%             11,480              15.85               2.8%
     2010 and
     thereafter         106        2,815,087               11.4%             46,996              16.69              11.4%
                   --------       ----------          ---------           ---------          ---------           --------
                      3,058       24,665,087              100.0%          $ 413,486          $   16.76             100.0%
                   ========       ==========          =========           =========          =========           ========

  Industrial Properties:

                                                 Percentage of                                              Percentage of
                                                 Leased Square        Annual Rents      Average Annual      Leased Rents
                              Total Rentable         Footage         Under Expiring     Rental Rate Per      Represented
 Year of Lease    Number of     Square Feet      Represented by        Leases (1)       Square Foot for      by Expiring
  Expiration       Leases        Expiring       Expiring Leases      (in thousands)     Expirations (1)         Leases
----------------  ---------   --------------     ---------------     --------------     ---------------     -------------
 Remainder
  of 2000               48        660,609                6.9%           $  3,093             $ 4.68               6.9%
     2001              101      1,598,748               16.6%              7,227               4.52              16.1%
     2002              101      1,637,433               17.0%              7,180               4.38              16.0%
     2003               77      1,293,892               13.4%              6,211               4.80              13.8%
     2004               58      2,110,324               21.9%              8,583               4.07              19.0%
     2005               35        513,612                5.3%              2,812               5.47               6.3%
     2006               11        356,062                3.7%              2,278               6.40               5.1%
     2007               12        526,748                5.5%              2,946               5.59               6.6%
     2008                4        196,045                2.0%              1,301               6.64               2.9%
     2009                6        268,813                2.8%              1,806               6.72               4.0%
     2010 and
     thereafter         13         468,199               4.9%              1,492               3.19               3.3%
                      ----      ----------           --------            -------          ---------            -------
                       466       9,630,485             100.0%            $44,929          $    4.67             100.0%
                      ====      ==========           ========            =======          =========            =======

-------------------

(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.



Retail Properties:
                                              Percentage of
                                                  Leased
                                                  Square       Annual Rents    Average Annual    Percentage of
                                   Total         Footage          Under            Rental         Leased Rents
    Year of                      Rentable      Represented       Expiring         Rate Per       Represented by
     Lease        Number of     Square Feet    by Expiring      Leases (1)    Square Foot for       Expiring
  Expiration        Leases        Expiring       Leases       (in thousands)  Expirations (1)          Leases
  ----------      ---------     -----------  --------------   --------------  ---------------    --------------
 Remainder
  of 2000             26           111,244          7.3%         $ 1,223            $10.99              4.0%
     2001             43            97,113          6.4%           2,748             28.30              8.9%
     2002             35            85,947          5.7%           1,826             21.25              5.9%
     2003             41           104,379          6.9%           2,282             21.86              7.4%
     2004             36           213,861         14.1%           2,657             12.42              8.6%
     2005             34            82,735          5.5%           2,284             27.61              7.4%
     2006             23            80,498          5.3%           1,902             23.63              6.2%
     2007             15            65,683          4.3%           1,181             17.98              3.8%
     2008             16           108,901          7.2%           3,613             33.18             11.7%
     2009             21           169,286         11.2%           3,177             18.77             10.3%
     2010 and
     thereafter       29           397,014         26.1%           7,908             19.92             25.8%
                    -------    -----------       -------       ---------           -------           -------
                      319        1,516,661        100.0%         $30,801            $20.31            100.0%
                   ======       ==========        ======         =======            ======            ======

Total:

                                              Percentage of
                                                  Leased
                                                  Square       Annual Rents    Average Annual    Percentage of
                                   Total         Footage          Under            Rental         Leased Rents
    Year of                      Rentable      Represented       Expiring         Rate Per       Represented by
     Lease        Number of     Square Feet    by Expiring      Leases (1)    Square Foot for       Expiring
  Expiration        Leases        Expiring       Leases       (in thousands)  Expirations (1)          Leases
  ----------      ---------     -----------  --------------   --------------  ---------------    --------------
 Remainder
  of 2000            427         2,061,040         5.8%        $  25,449            $12.35              5.2%
     2001            704         4,711,946        13.2%           62,292             13.22             12.7%
     2002            720         4,875,537        13.6%           61,867             12.69             12.6%
     2003            649         5,114,281        14.2%           72,289             14.13             14.8%
     2004            480         5,178,026        14.4%           61,431             11.86             12.6%
     2005            417         3,512,392         9.8%           53,644             15.27             11.0%
     2006            109         2,203,431         6.2%           33,402             15.16              6.8%
     2007             73         1,666,803         4.7%           20,717             12.43              4.2%
     2008             68         1,646,073         4.6%           25,266             15.35              5.2%
     2009             48         1,162,404         3.2%           16,463             14.16              3.4%
     2010 and
     thereafter       148        3,680,300        10.3%           56,396             15.32             11.5%
                   ------      -----------      -------       ----------           -------          --------
                   3,843        35,812,233       100.0%         $489,216            $13.66            100.0%
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         The effects of potential changes in interest rates are discussed below. Our market risk discussion includes `forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates or These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of our accounting policies and other information related to these financial instruments.

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

         Certain Variable Rate Debt. As of September 30, 2000, the Operating Partnership had approximately $155.5 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended September 30, 2001, our interest expense would be increased or decreased approximately $1.6 million. In addition, as of September 30, 2000, we had $80.0 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 65 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $80.0 million of debt.

         Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contracts in effect at September 30, 2000, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of September 30, 2000 would increase by approximately $1.0 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of September, 2000 would decrease by approximately $667,000.

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

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

         On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company, (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of Section 14(a) of the Securities Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiff's allegations and intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in this matter has now been completed. Plaintiff John Flake passed away on or about April 2, 2000, and plaintiff's counsel has substituted his estate as the representative plaintiff in this action. Defendants filed a summary judgment motion as to all claims asserted by the plaintiff, who opposed defendants' motion. By order dated August 28, 2000, the court granted defendants' motion as to plaintiff's claims that J.C. Nichols and the named directors and officers of J.C. Nichols breached fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust. The court also granted in part and denied in part defendants' summary judgment motion as to the remaining claims asserted by the plaintiff. Defendants have sought reconsideration of the court's ruling as to certain of the securities claims as to which the court denied their summary judgment motion. Due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation. However, at this time, we do not expect the result of this litigation to have a material adverse effect on our business, financial condition and results of operations.

Item 2.    Changes in Securities and Use of Proceeds - NA

Item 3.    Defaults Upon Senior Securities - NA

Item 4.    Submission of Matters to a Vote of Security Holders  - NA

Item 5.    Other Information - NA

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.       Description

        2   (1)   Agreement to Form Limited Liability Companies, entered
                  into as of August 9, 2000, by and among Miller Global Fund
                  III, L.P., MGA Development Associates, L.P., Highwoods Realty
                  Limited Partnership and Highwoods/Florida Holdings, L.P.

      27          Financial Data Schedule

----------

(1) Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference herein.

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

                             HIGHWOODS REALTY LIMITED PARTNERSHIP

                             By: Highwoods Properties, Inc., its general partner

                             By:

                             /s/   RONALD P. GIBSON
                             --------------------------------------------
                             Ronald P. Gibson
                             President and Chief Executive Officer

                             /s/   CARMAN J. LIUZZO
                             --------------------------------------------
                             Carman J. Liuzzo
                             Chief Financial Officer
                             (Principal Accounting Officer)

Date:  November 14, 2000