Form 10-K405
period 2000-12-31
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2001-04-02
CIK 941713

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                   FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange on
             Title of Each Class                     Which Registered
- ---------------------------------------------   -------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [check mark]

     The aggregate value of the Common Units held by nonaffiliates of the registrant (based on the closing price on the New York Stock Exchange of a share of Common Stock of Highwoods Properties, Inc., the general partner of the registrant) on February 23, 2001 was $175,051,317.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of Highwoods Properties, Inc. in
connection with its Annual Meeting of Shareholders to be held May 15, 2001 are incorporated by reference in Part III Items 10, 11 and 13.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

                               TABLE OF CONTENTS



 Item No.                                                                                   Page No.
- ----------                                                                                 ---------
                  PART I

  1.         Business ..................................................................   3
  2.         Properties ................................................................   10
  3.         Legal Proceedings .........................................................   15
  4.         Submission of Matters to a Vote of Security Holders .......................   15
  X.         Executive Officers of the Registrant ......................................   16

                  PART II

  5.         Market for Registrant's Equity and Related Security Holder Matters ........   17
  6.         Selected Financial Data ...................................................   18
  7.         Management's Discussion and Analysis of Financial Condition and Results
             of Operations .............................................................   19
  7A.        Quantitative and Qualitative Disclosures About Market Risk ................   27
  8.         Financial Statements and Supplementary Data ...............................   28
  9.         Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ......................................................   28

                  PART III

 10.         Directors and Executive Officers of the Registrant ........................   29
 11.         Executive Compensation ....................................................   29
 12.         Security Ownership of Certain Beneficial Owners and Management ............   29
 13.         Certain Relationships and Related Transactions ............................   29

                  PART IV

 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........   30

                                     PART I

     We refer to (1) Highwoods Properties, Inc. as the "Company," (2) Highwoods Realty Limited Partnership as the "Operating Partnership," (3) the Company's common stock as "Common Stock" and (4) the Operating Partnership's common partnership interests as "Common Units."


ITEM 1. BUSINESS

General

     The Operating Partnership is managed by its general partner, the Company, a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since our formation in 1994, we have evolved into one of the largest owners and operators of surburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 2000, we:

   o owned 493 in-service office, industrial and retail properties, encompassing approximately 36.2 million rentable square feet and 1,885 apartment units;

   o owned an interest (50% or less) in 65 in-service office and industrial properties, encompassing approximately 6.2 million rentable square feet and 418 apartment units;

   o owned 1,317 acres (and have agreed to purchase an additional 97 acres over the next two years) of undeveloped land suitable for future development; and

   o were developing an additional 33 properties, which will encompass approximately 3.9 million rentable square feet (including seven properties encompassing 1.1 million rentable square feet that we are developing with our joint venture partners).

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2000, the Company owned 88.0% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's Common Stock or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

     The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604, and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets.


Operating Strategy

     Diversification. Since our formation in 1994, we have significantly reduced our dependence on any particular market, property type or tenant. We initially owned only a limited number of office properties in North Carolina, most of which were in the Research Triangle. Today, with our various joint venture partners, our portfolio includes office, industrial, retail and multi-family properties, development projects and development land throughout the Southeast and Midwest.

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

     Managed Growth Strategy. Our strategy has been to focus our real estate activities in markets where we believe our extensive local knowledge gives us a competitive advantage over other real estate developers and operators. As we expanded into new markets, we have continued to maintain this localized approach by combining with local real estate operators with many years of development and management experience in their respective markets. Our development and acquisition activities also benefit from our local market presence and knowledge. Our property-level officers have significant real estate experience in their respective markets. Because of this experience, we are in a better position to evaluate acquisition and development opportunities. In addition, our relationships with our tenants and those tenants at properties for which we conduct third-party, fee-based services may lead to development projects when these tenants seek new space.

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

     o the selective disposition of non-core assets; and

     o the sale or contribution of certain of our wholly owned properties, development projects and development land to strategic joint ventures formed with selected partners.

Recent Developments

     The following table summarizes our acquisition, disposition and joint venture activity during 2000 ($ in thousands):


     Acquisition Activity

                                                      Acquisition
                                         Building       Closing        Rentable       Initial
Property                    Market       Type (1)        Date        Square Feet       Cost
- --------                    ------      ----------   ------------   -------------   ----------
    One Harbour Place       Tampa           O          08/01/00     208,000         $27,200
    Virginia Mutual         Richmond        O          08/25/00      58,000           7,050
    1700 Century Circle     Atlanta         O          11/17/00      27,000           2,450
    6060 Poplar             Memphis         O          12/21/00     110,000          10,312
    Ramparts                Nashville       O          12/21/00     134,000          14,777
    6000 Poplar             Memphis         O          12/29/00     132,000          13,418
                                                                    -------         -------
      Total                                                         669,000         $75,207
                                                                    =======         =======

  Disposition Activity

                                                                    Building     Date       Rentable      Sales
Property                                Market                      Type (1)     Sold     Square Feet     Price
- --------                                ------                      --------  ---------- ------------- -----------
   Hampton 5-9                          Piedmont Triad                  I     01/31/00       315,000   $  5,400
   2616 Phoenix Drive                   Piedmont Triad                  I     02/01/00        32,000        800
   Holly Building                       Research Triangle               O     02/11/00        20,000      2,500
   Bannister Business Center            Kansas City                     I     03/01/00        32,000      1,900
   Red Bridge Professional Building     Kansas City                     O     03/08/00        47,000      2,800
   Crestwood Shops                      Kansas City                     R     03/21/00        23,000      1,900
   Kenilworth Shops                     Kansas City                     R     03/31/00        11,000      1,100
   Fulton Corporate Center              Atlanta                         I     04/01/00       101,000      2,300
   Oak Park Building                    Kansas City                     O     05/01/00        32,000      2,700
   Pomona/Dundas/Spring Garden          Piedmont Triad                  I     05/04/00       290,000     13,900
   Colony Corporate Centre              Research Triangle               O     06/15/00        52,000      5,300
   Battlefield Business Center II       Hampton Roads                   I     06/22/00        98,000      5,900
   Highwoods Centre                     Hampton Roads                   O     06/22/00       100,000      8,800
   Birchwood                            Research Triangle               O     06/27/00        13,000      2,000
   Quivira Business Park                Kansas City                     I     06/29/00       299,000     11,100
   5301 Departure Drive                 Research Triangle               I     06/30/00        85,000      6,100
   Jacksonville Portfolio 1             Jacksonville                    O     06/30/00       924,000     68,600
   1077 Fred Drive                      Atlanta                         I     07/07/00       106,000      1,600
   Grassmere                            Nashville                       I     07/07/00       336,000     23,500
   Jacksonville Portfolio 2             Jacksonville/Tallahassee        O     07/12/00     1,074,000    100,300
   Hartford Office Building             Kansas City                     O     07/14/00        49,000      3,200
   Westwood Shops                       Kansas City                     R     07/19/00         5,000        800
   Trailwoods & 96th Nall               Kansas City                     R     07/21/00        72,000      6,000
   Romanelli                            Kansas City                     R     08/10/00        25,000      1,900
   Ridgefield I                         Asheville                       I     08/28/00        61,000      5,300
   Triangle Business Center             Research Triangle              O/I    09/29/00       394,000     27,700
   A4 Health Systems                    Research Triangle               O     10/25/00        55,000      6,400
   Ridgefield II                        Asheville                       O     12/29/00        64,000      6,000
   Ridgefield III                       Asheville                       O     12/29/00        56,000      6,000
   Expressway Warehouse                 Research Triangle               I     12/29/00        60,000      2,265
                                                                                           ---------   --------
     Total                                                                                 4,831,000   $334,065
                                                                                           =========   ========

- ----------
(1) O = Office
    I = Industrial
    R = Retail

  Joint Venture Activity

                                                                      Square
                                       Building         Date         Rentable        Sales
Name                       Market      Type (1)     Contributed        Feet          Price
- ----                       ------     ----------   -------------   ------------   -----------
    Highwoods DLF 97/26
     DLF 99/32             Various        O          05/09/00         816,000     $117,000
    MG-HIW, LLC            Various        O          12/19/00       2,581,000      350,000
                                                                    ---------     --------
     Total                                                          3,397,000     $467,000
                                                                    =========     ========

Development Activity

     The following wholly owned development projects were placed in service during 2000 ($ in thousands):

     Placed In Service

                                                                   Month
                                                     Building     Placed      Number of     Rentable       Cost
Name                            Market               Type (1)   in Service   Properties   Square Feet    to Date
- ----                            ------              ---------- ------------ ------------ ------------- -----------
Southwind Office Center D       Memphis                  O         01/00          1          64,000       $7,018
Airpark South Warehouse IV      Piedmont Triad           I        01/00           1           86,000       2,952
Highwoods Preserve I            Tampa                    O        01/00           1          208,000      28,923
Parkway Plaza 11                Charlotte                O        01/00           1           32,000       2,766
Parkway Plaza 12                Charlotte                O        01/00           1           22,000       1,929
Westwood South                  Nashville                O        02/00           1          127,000      14,131
Eastshore III                   Richmond                 O        02/00           1           80,000       8,519
Lakefront Plaza One             Hampton Roads            O        03/00           1           76,000       8,297
Caterpillar Financial           Nashville                O        03/00           1          312,000      52,110
Air Park South Warehouse III    Piedmont Triad           I        03/00           1          120,000       3,139
Highwoods Preserve II           Tampa                    O        03/00           1           34,000       1,738
Highwoods Preserve III          Tampa                    O        03/00           1          178,000      25,104
Eastshore I                     Richmond                 O        03/00           1           69,000       7,693
Lakeview Ridge III              Nashville                O        04/00           1          134,000      13,230
HIW Distribution Center         Richmond                 I        04/00           1          166,000       6,835
Highwoods Center II
  @ Tradeport                   Atlanta                  O        06/00           1           54,000       5,147
Seville Square                  Kansas City              R        06/00           1           99,000      21,379
Stony Point II                  Richmond                 O        06/00           1          141,000      14,490
ALO                             Piedmont Triad           I        06/00           1           27,000       1,171
Bluegrass Valley I              Atlanta                  I        06/00           1          136,000       5,307
Parkway Plaza 14                Charlotte                O        07/00           1           90,000       7,614
Newpoint II                     Atlanta                  I        07/00           1          131,000       6,262
Incharge Institute              Orlando                  O        08/00           1           32,000       3,522
Lakepoint II                    Tampa                    O        08/00           1          225,000      31,092
3737 Glenwood Ave.              Research Triangle        O        08/00           1          108,000      19,024
Highwoods Preserve IV           Tampa                    O        09/00           1          211,000      30,968
Highwoods VIII                  Richmond                 O        09/00           1           60,000       7,201
Jones Apparel Expansion         Piedmont Triad           I        10/00           1          209,000       5,614
ECPI                            Piedmont Triad           O        11/00           1           31,000       3,204
Mallard Creek V                 Charlotte                O        11/00           1          119,000      12,203
Valencia Place Retail           Kansas City              R        11/00           1           72,000      14,328
                                                                                 --          -------      ------
Total                                                                            31        3,453,000    $372,910
                                                                                 ==        =========    ========

- ----------
(1) O = Office
    I = Industrial
    R = Retail

     As of December 31, 2000, we were developing 23 suburban office properties and three industrial properties totaling 2.9 million rentable square feet of office and industrial space. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with our joint venture partners seven additional properties totaling
1.1 million rentable square feet. At December 31, 2000, these seven development projects had an aggregate budgeted cost of $140.1 million and were 61.0% pre-leased.


     In-Process



                                                Rentable    Estimated   Cost at     Pre-Leasing     Estimated       Estimated
          Name                  Market        Square Feet     Cost     12/31/00   Percentage (1)   Completion   Stabilization (2)
- ------------------------ ------------------- ------------- ---------- ---------- ---------------- ------------ ------------------
                                                             ($ in thousands)
Office:
Highwoods Preserve V     Tampa                   185,000   $ 27,633    $12,817          100%         3Q01             3Q01
Met Life Building
  at Brookfield          Greenville              118,000     13,220      1,704           67          3Q01             4Q01
380 Park Place           Tampa                    82,000      9,675      4,961           64          1Q01             4Q01
Romac                    Tampa                   128,000     18,582      2,375          100          4Q01             4Q01
Maplewood                Research Triangle        36,000      3,901      2,308          100          1Q01             1Q02
ParkWest One             Research Triangle        46,000      4,364        574           26          1Q01             1Q02
ParkWest Two             Research Triangle        48,000      4,544        583          100          1Q01             1Q02
Situs III                Research Triangle        39,000      4,543      1,804           94          1Q01             1Q02
International Place 3    Memphis                 214,000     34,272      3,037          100          2Q02             2Q02
Cool Springs II          Nashville               205,000     22,718     13,661           19          2Q01             2Q02
Highwoods Tower II       Research Triangle       167,000     25,134     15,415           74          1Q01             2Q02
CentreGreen Two          Research Triangle        97,000     11,596      4,025           58          2Q01             2Q02
Hickory Trace            Nashville                52,000      5,933      1,164           --          3Q01             3Q02
CentreGreen Four         Research Triangle       100,000     11,764      1,800           --          3Q01             3Q02
North Shore Commons      Richmond                116,000     13,084      6,063           58          2Q01             3Q02
Stony Point III          Richmond                106,000     11,425      2,572           45          2Q01             3Q02
Highwoods Park
  at Jefferson Village   Piedmont Triad          101,000      9,839      1,917           --          4Q01             4Q02
GlenLake I               Research Triangle       158,000     19,089      1,435           --          4Q01             4Q02
                                                 -------   --------    -------          ---
In-Process
  Office Total
  or Weighted
  Average                                      1,998,000   $251,316    $78,215           56%
                                               =========   ========    =======          ===
Industrial:
Holden Road              Piedmont Triad           64,000   $  2,014    $ 1,134           40%         1Q01             3Q01
Tradeport Place IV       Atlanta                 122,000      4,447      1,612           --          3Q01             3Q02
                                               ---------   --------    -------          ---
In-Process Industrial
  Total or Weighted
  Average                                        186,000   $  6,461    $ 2,746           14%
                                               =========   ========    =======          ===
Total or Weighted
  Average of all
  In-Process
  Development
  Projects                                     2,184,000   $257,777    $80,961           53%
                                               =========   ========    =======          ===

- ----------
(1) Includes the effect of letters of intent.

(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

     Completed-Not Stabilized

                                                                                   Percent
                                             Rentable    Estimated   Cost at       leased/       Estimated       Estimated
         Name             Market           Square Feet     Cost     12/31/00   Pre-leased (1)   Completion   Stabilization (2)
       -------         -------------      ------------- ---------- ---------- ---------------- ------------ ------------------
                                                          ($ in thousands)
Office:
Valencia Place        Kansas City             250,000    $ 40,586   $ 40,022          91%         1Q00             1Q01
Deerfield III         Atlanta                  54,000       5,276      3,494         100          4Q00             3Q01
CentreGreen One       Research Triangle        97,000      11,246     10,362          97          3Q00             3Q01
Shadow Creek          Memphis                  80,000       8,989      6,720          82          4Q00             4Q01
Highwoods Plaza       Tampa                    66,000       7,505      6,011          29          4Q00             4Q01
                                              -------    --------   --------         ---
Completed-Not
 Stabilized Office
 Total or Weighted
 Average                                      547,000    $ 73,602   $ 66,609          84%
                                              =======    ========   ========         ===
Industrial:
Tradeport Place III   Atlanta                 122,000    $  4,780   $  4,633          90%         4Q00             4Q01
                                              -------    --------   --------         ---
Completed-Not
 Stabilized
 Industrial Total or
 Weighted Average                             122,000    $  4,780   $  4,633          90%
                                              =======    ========   ========         ===
Total or Weighted
 Average of all
 Completed-Not
 Stabilized
 Development
 Projects                                     669,000    $ 78,382   $ 71,242          85%
                                              =======    ========   ========         ===
Total or Weighted
 Average of all
 Development
 Projects                                   2,853,000    $336,159   $152,203          60%
                                            =========    ========   ========         ===

- ----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

     Development Analysis


                                            Rentable       Estimated       Pre-Leasing
                                          Square Feet         Cost        Percentage (1)
                                         ------------- ----------------- ---------------
                                                        ($ in thousands)
Summary By Estimated Stabilization Date
 First Quarter 2001                          250,000        $ 40,586            91%
 Second Quarter 2001                              --              --            --
 Third Quarter 2001                          400,000          46,169            90
 Fourth Quarter 2001                         596,000          62,751            76
 First Quarter 2002                          169,000          17,352            78
 Second Quarter 2002                         683,000          93,720            63
 Third Quarter 2002                          496,000          46,653            23
 Fourth Quarter 2002                         259,000          28,928            --
                                             -------        --------            --
 Total or Weighted Average                 2,853,000        $336,159            60%
                                           =========        ========            ==
Summary by Market:
 Atlanta                                     298,000        $ 14,503            55%
 Greenville                                  118,000          13,220            67
 Kansas City                                 250,000          40,586            91
 Memphis                                     294,000          43,261            95
 Nashville                                   257,000          28,651            15
 Piedmont Triad                              165,000          11,853            16
 Research Triangle                           788,000          96,181            52
 Richmond                                    222,000          24,509            52
 Tampa                                       461,000          63,395            83
                                           ---------        --------            --
 Total or Weighted Average                 2,853,000        $336,159            60%
                                           =========        ========            ==
 Build-to-Suit                               527,000        $ 80,487           100%
 Multi-tenant                              2,326,000         255,672            51
                                           ---------        --------           ---
 Total or Weighted Average                 2,853,000        $336,159            60%
                                           =========        ========           ===


                             Average
                             Rentable        Average
                              Square        Estimated          Average
                               Feet            Cost        Pre-Leasing (1)
                            ---------   ----------------- ----------------
                                         ($ in thousands)
Average Per Property Type:
 Office                      110,652         $14,127              62%
 Industrial                  102,667           3,747              44
                             -------         -------              --
 Weighted Average            109,731         $12,929              60%
                             =======         =======              ==

- ----------
(1) Includes the effect of letters of intent.


Competition
     Our properties compete for tenants with similar properties located in our markets primarily on the basis of location, rent charged, services provided and the design and condition of the facilities. We also compete with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire and develop properties.


Employees
     As of December 31, 2000, the Operating Partnership employed 535 persons, as compared to 529 at December 31, 1999.

ITEM 2. PROPERTIES

General

     As of December 31, 2000, we owned 493 in-service office, industrial and retail properties, encompassing approximately 36.2 million rentable square feet, and 1,885 apartment units. The following table sets forth information about our wholly owned in-service properties at December 31, 2000:




                                                                      Percentage of December 2000 Rental Revenue
                                Rentable                      --------------------------------------------------------
                             Square Feet (1)    Occupancy (2)   Office   Industrial   Retail   Multi-Family     Total
                            ----------------- --------------- -------- ------------ -------- -------------- ----------
Piedmont Triad ............      8,334,000           96%         6.6%       4.7%        --          --          11.3%
Atlanta ...................      6,143,000           94         10.1        3.4         --          --          13.5
Tampa .....................      4,053,000           95         13.4        0.3         --          --          13.7
Research Triangle .........      3,741,000           94         12.7        0.1         --          --          12.8
Nashville .................      2,789,000           94         10.0         --         --          --          10.0
Richmond ..................      2,698,000           96          7.5        0.4         --          --           7.9
Kansas City ...............      2,617,000           93          4.3         --        6.8%        4.0%         15.1
Charlotte .................      2,157,000           92          4.8        0.6         --          --           5.4
Greenville ................      1,220,000           93          3.2        0.2         --          --           3.4
Memphis ...................      1,086,000           93          3.4         --         --          --           3.4
Orlando ...................        662,000           95          1.4         --         --          --           1.4
Columbia ..................        426,000           77          1.2         --         --          --           1.2
Other .....................        257,000           99          0.9         --         --          --           0.9
                                 ---------           --         ----        ---        ---         ---         -----
Total .....................     36,183,000           94%        79.5%       9.7%       6.8%        4.0%        100.0%
                                ==========           ==         ====        ===        ===         ===         =====

- ----------
(1) Excludes Kansas City's basement space and apartment units.
(2) Excludes Kansas City's apartment occupancy percentage of 95%.

     The following table sets forth certain information about our wholly owned in-service and development properties as of December 31, 2000 and 1999:


                                              December 31, 2000              December 31, 1999
                                         ----------------------------   ---------------------------
                                                            Percent                       Percent
                                            Rentable        Leased/       Rentable         Leased/
                                          Square Feet     Pre-Leased    Square Feet      Pre-Leased
                                         -------------   ------------   -------------  ------------
In-Service
  Office .............................   24,177,000            94%      26,072,000           94%
  Industrial .........................   10,357,000            95       11,325,000           94
  Retail .............................    1,649,000            94        1,579,000           94
                                         ----------            --       ----------           --
   Total or Weighted Average .........   36,183,000            94%      38,976,000           94%
                                         ==========            ==       ==========           ==
Development
  Completed -- Not Stabilized
  Office .............................      547,000            84%       1,826,000           72%
  Industrial .........................      122,000            90          503,000           77
  Retail .............................           --            --           99,000           97
                                         ----------            --       ----------           --
   Total or Weighted Average .........      669,000            85%       2,428,000           74%
                                         ==========            ==       ==========           ==
  In Process
  Office .............................    1,998,000            56%       2,089,000           87%
  Industrial .........................      186,000            14          162,000          100
  Retail .............................           --            --           81,000           83
                                         ----------            --       ----------          ---
   Total or Weighted Average .........    2,184,000            53%       2,332,000           88%
                                         ==========            ==       ==========          ===
Total
  Office .............................   26,722,000                     29,987,000
  Industrial .........................   10,665,000                     11,990,000
  Retail .............................    1,649,000                      1,759,000
                                         ----------                     ----------
   Total .............................   39,036,000                     43,736,000
                                         ==========                     ==========

Tenants
     The following table sets forth information concerning the 20 largest tenants of our wholly owned in-service properties as of December 31, 2000:

                                                                                 Percent of Total
                                              Number          Annualized            Annualized
Tenant                                      of Leases     Rental Revenue (1)      Rental Revenue
- -------                                    -----------   --------------------   -----------------
                                                           ($ in thousands)
Intermedia Communications ..............        12             $ 12,979                 2.9%
Federal Government .....................        55               11,448                 2.6
Capital One Services, Inc. .............         8               10,664                 2.4
Bell South .............................        51               10,010                 2.2
AT&T ...................................         8                9,084                 2.0
Caterpillar Financial Services .........         3                8,055                 1.8
IBM ....................................         9                7,978                 1.8
Price Waterhouse Coopers ...............         7                6,522                 1.5
US Air .................................         7                5,778                 1.3
Northern Networks Corporation ..........         3                5,211                 1.2
Sara Lee ...............................         9                4,807                 1.1
Sprint .................................        11                4,386                 1.0
Lockton Companies, Inc. ................         1                2,927                 0.7
International Paper ....................         9                2,753                 0.6
Barclays American Mortgage .............         2                2,736                 0.6
Bank of America ........................        18                2,575                 0.6
Carlton, Fields, Ward Et al ............         2                2,454                 0.5
General Electric .......................        13                2,440                 0.5
Voicestream Wireless ...................         3                2,390                 0.5
BTI ....................................         4                2,335                 0.5
                                                --             --------                ----
    Total ..............................       235             $117,532                26.3%
                                               ===             ========                ====

- ----------
(1) Annualized Rental Revenue is December 2000 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

     The following tables set forth certain information about leasing activities at our wholly owned in-service properties (excluding apartment units) for the years ended December 31, 2000, 1999 and 1998.



                                                              2000
                                          --------------------------------------------
                                              Office       Industrial       Retail
                                          -------------- -------------- --------------
Net Effective Rents Related to
 Re-Leased Space:
Number of lease transactions
 (signed leases) ........................          801            174             71
Rentable square footage leased ..........    4,166,054      2,373,244        162,866
Average per rentable square foot
 over the lease term:
 Base rent ..............................  $     17.05     $     4.64     $    21.99
 Tenant improvements ....................        (1.20)         (0.24)         (1.41)
 Leasing commissions ....................        (0.50)         (0.12)         (0.60)
 Rent concessions .......................        (0.03)         (0.00)         (0.00)
                                           -----------     ----------     ----------
 Effective rent .........................  $     15.32     $     4.28     $    19.98
 Expense stop (1) .......................        (4.76)         (0.23)         (0.03)
                                           -----------     ----------     ----------
 Equivalent effective net rent ..........  $     10.56     $     4.05     $    19.95
                                           ===========     ==========     ==========
Average term in years ...................            5              4              7
                                           ===========     ==========     ==========
Rental Rate Trends:
Average final rate with expense
 pass-throughs ..........................  $     15.56     $     4.16     $    15.71
Average first year cash rental rate .....  $     16.33     $     4.46     $    19.89
                                           -----------     ----------     ----------
Percentage increase .....................         4.90%          7.20%         26.60%
                                           ===========     ==========     ==========
Capital Expenditures Related to
 Re-leased Space:
Tenant Improvements:
 Total dollars committed under
  signed leases .........................  $24,215,684     $2,279,129     $2,252,002
 Rentable square feet ...................    4,166,054      2,373,244        162,866
                                           -----------     ----------     ----------
 Per rentable square foot ...............  $      5.81     $     0.96     $    13.83
                                           ===========     ==========     ==========
Leasing Commissions:
 Total dollars committed under
  signed leases .........................  $ 9,398,696     $1,203,586     $  530,437
 Rentable square feet ...................    4,166,054      2,373,244        162,866
                                           -----------     ----------     ----------
 Per rentable square foot ...............  $      2.26     $     0.51     $     3.26
                                           ===========     ==========     ==========
Total:
 Total dollars committed under
  signed leases .........................  $33,614,380     $3,482,715     $2,782,439
 Rentable square feet ...................    4,166,054      2,373,244        162,866
                                           -----------     ----------     ----------
 Per rentable square foot ...............  $      8.07     $     1.47     $    17.08
                                           ===========     ==========     ==========



                                                              1999                                       1998
                                          -------------------------------------------- -----------------------------------------
                                              Office       Industrial       Retail         Office       Industrial      Retail
                                          -------------- -------------- -------------- -------------- -------------- -----------
Net Effective Rents Related to
 Re-Leased Space:
Number of lease transactions
 (signed leases) ........................        1,051            249            101          1,042            207          26
Rentable square footage leased ..........    5,086,408      2,786,017        378,304      5,004,005      1,400,108      66,964
Average per rentable square foot
 over the lease term:
 Base rent ..............................  $     15.58     $     5.35      $   17.24     $    16.00      $    5.81     $ 14.81
 Tenant improvements ....................         (.82)          (.28)         (1.02)         (0.81)         (0.26)      (0.82)
 Leasing commissions ....................         (.39)          (.13)          (.44)         (0.35)         (0.12)      (0.58)
 Rent concessions .......................         (.03)          (.01)          (.01)         (0.03)            --       (0.26)
                                           -----------     ----------     ----------    -----------     ----------    --------
 Effective rent .........................  $     14.34     $     4.93      $   15.77     $    14.81      $    5.43     $ 13.15
 Expense stop (1) .......................        (4.19)          (.28)          (.07)         (4.25)         (0.37)      (0.84)
                                           -----------     ----------     ----------    -----------     ----------    --------
 Equivalent effective net rent ..........  $     10.15     $     4.65      $   15.70     $    10.56      $    5.06     $ 12.31
                                           ===========     ==========     ==========    ===========     ==========    ========
Average term in years ...................            5              4              6              5              3           6
                                           ===========     ==========     ==========    ===========     ==========    ========
Rental Rate Trends:
Average final rate with expense
 pass-throughs ..........................  $     15.13     $     5.05      $   12.21     $    14.12      $    5.39     $ 10.35
Average first year cash rental rate .....  $     15.68     $     5.24      $   16.28     $    15.12      $    5.58     $ 12.41
                                           -----------     ----------     ----------    -----------     ----------    --------
Percentage increase .....................         3.64%          3.76%         33.33%          7.08%          3.53%      19.90%
                                           ===========     ==========     ==========    ===========     ==========    ========
Capital Expenditures Related to
 Re-leased Space:
Tenant Improvements:
 Total dollars committed under
  signed leases .........................  $21,748,441     $3,621,621     $4,589,543    $19,144,349     $1,226,526    $340,620
 Rentable square feet ...................    5,086,408      2,786,017        378,304      5,004,005      1,400,108      66,964
                                           -----------     ----------     ----------    -----------     ----------    --------
 Per rentable square foot ...............  $      4.28     $     1.30     $    12.13    $      3.83     $     0.88    $   5.09
                                           ===========     ==========     ==========    ===========     ==========    ========
Leasing Commissions:
 Total dollars committed under
  signed leases .........................  $ 8,990,333     $1,336,828     $1,069,227    $ 8,348,495     $  558,840    $222,315
 Rentable square feet ...................    5,086,408      2,786,017        378,304      5,004,005      1,400,108      66,964
                                           -----------     ----------     ----------    -----------     ----------    --------
 Per rentable square foot ...............  $      1.77     $      .48     $     2.83    $      1.67     $     0.40    $   3.32
                                           ===========     ==========     ==========    ===========     ==========    ========
Total:
 Total dollars committed under
  signed leases .........................  $30,738,774     $4,958,449     $5,658,770    $27,492,844     $1,785,367    $562,935
 Rentable square feet ...................    5,086,408      2,786,017        378,304      5,004,005      1,400,108      66,964
                                           -----------     ----------     ----------    -----------     ----------    --------
 Per rentable square foot ...............  $      6.04     $     1.78     $    14.96    $      5.49     $     1.28    $   8.41
                                           ===========     ==========     ==========    ===========     ==========    ========

- ----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations for executed leases at our wholly owned in-service properties (excluding apartment units) as of December 31, 2000, assuming no tenant exercises renewal options.


Office Properties:


                                                                                 Average     Percentage of
                                              Percentage of                       Annual      Leased Rents
                               Rentable           Leased         Annual Rents  Rental Rate    Represented
                Number of    Square Feet      Square Footage       Under        Per Square        by
    Lease        Leases       Subject to      Represented by      Expiring       Foot for      Expiring
   Expiring     Expiring   Expiring Leases    Expiring Leases    Leases (1)     Expirations      Leases
   --------     --------   ---------------  -----------------   ------------   ------------  -------------
                                                               (in thousands)
     2001           692        2,702,635           12.2%          $ 45,507      $  16.84          12.3%
     2002           530        2,771,026           12.5             44,791         16.16          12.1
     2003           525        3,462,759           15.5             59,465         17.17          16.0
     2004           341        2,694,725           12.1             47,035         17.45          12.7
     2005           393        3,011,191           13.5             49,929         16.58          13.5
     2006            88        1,881,955            8.5             31,096         16.52           8.4
     2007            43        1,040,198            4.7             16,196         15.57           4.4
     2008            44        1,221,905            5.5             17,609         14.41           4.7
     2009            18          714,403            3.2             11,267         15.77           3.0
     2010            41        1,431,499            6.4             24,234         16.93           6.5
  Thereafter         66        1,307,399            5.9             23,883         18.27           6.4
                  -----        ---------          -----           --------      --------         -----
                  2,781       22,239,695          100.0%          $371,012      $  16.68         100.0%
                  =====       ==========          =====           ========      ========         =====

Industrial Properties:


                                                                                 Average     Percentage of
                                              Percentage of                       Annual      Leased Rents
                               Rentable           Leased         Annual Rents  Rental Rate    Represented
                Number of    Square Feet      Square Footage       Under        Per Square        by
    Lease        Leases       Subject to      Represented by      Expiring       Foot for      Expiring
   Expiring     Expiring   Expiring Leases    Expiring Leases    Leases (1)     Expirations     Leases
   --------     --------   ---------------  -----------------   ------------   ------------  -------------
                                                               (in thousands)
     2001          126        1,665,614            16.7%          $ 7,845        $  4.71          17.2%
     2002          107        1,695,379            17.0             7,445           4.39          16.3
     2003           84        1,352,681            13.5             6,622           4.90          14.5
     2004           57        2,119,192            21.2             8,765           4.14          19.2
     2005           44          769,896             7.7             4,019           5.22           8.7
     2006           11          356,062             3.6             2,294           6.44           5.0
     2007           13        1,081,566            10.8             3,698           3.42           8.1
     2008            4          196,045             2.0             1,306           6.66           2.9
     2009            6          268,813             2.7             1,808           6.73           4.0
     2010            4          182,746             1.8               897           4.91           2.0
  Thereafter        10          295,453             3.0               968           3.28           2.1
                   ---        ---------           -----           -------        -------         -----
                   466        9,983,447           100.0%          $45,667        $  4.57         100.0%
                   ===        =========           =====           =======        =======         =====

- ----------
(1) Annual Rents Under Expiring Leases are December 2000 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

Retail Properties:


                                                                                 Average     Percentage of
                                              Percentage of                       Annual      Leased Rents
                               Rentable           Leased         Annual Rents  Rental Rate    Represented
                Number of    Square Feet      Square Footage       Under        Per Square        by
    Lease        Leases       Subject to      Represented by      Expiring       Foot for      Expiring
   Expiring     Expiring   Expiring Leases    Expiring Leases    Leases (1)     Expiration      Leases
   --------     --------   ---------------  -----------------   ------------   ------------  -------------
                                                               (in thousands)
       2001            60          188,894            12.1%          $ 3,300       $  17.47          10.4%
       2002            34           74,376             4.8             1,406          18.90           4.4
       2003            44          110,790             7.1             2,392          21.59           7.5
       2004            36          213,861            13.7             2,670          12.48           8.4
       2005            38           88,207             5.7             2,420          27.44           7.6
       2006            24           89,285             5.7             2,098          23.50           6.6
       2007            17           72,560             4.7             1,421          19.58           4.5
       2008            16          108,901             7.0             3,582          32.89          11.3
       2009            21          169,286            10.9             3,185          18.81          10.0
       2010            15           79,314             5.1             2,367          29.84           7.5
    Thereafter         22          363,723            23.2             6,878          18.91          21.8
                      ---          -------           -----           -------       --------         -----
                      327        1,559,197           100.0%          $31,719       $  20.34         100.0%
                      ===        =========           =====           =======       ========         =====

Total:


                                                                                 Average     Percentage of
                                              Percentage of                       Annual      Leased Rents
                               Rentable           Leased       Annual Rents    Rental Rate    Represented
                Number of    Square Feet      Square Footage       Under        Per Square        by
    Lease        Leases       Subject to      Represented by      Expiring       Foot for      Expiring
   Expiring     Expiring   Expiring Leases    Expiring Leases    Leases (1)     Expiration      Leases
   --------     --------   ---------------  -----------------   ------------   ------------  -------------
                                                               (in thousands)
       2001            878        4,557,143           13.5%          $ 56,652      $  12.43          12.6%
       2002            671        4,540,781           13.4             53,642         11.81          12.0
       2003            653        4,926,230           14.6             68,479         13.90          15.3
       2004            434        5,027,778           14.9             58,470         11.63          13.0
       2005            475        3,869,294           11.5             56,368         14.57          12.6
       2006            123        2,327,302            6.9             35,488         15.25           7.9
       2007             73        2,194,324            6.5             21,315          9.71           4.8
       2008             64        1,526,851            4.5             22,497         14.73           5.0
       2009             45        1,152,502            3.4             16,260         14.11           3.6
       2010             60        1,693,559            5.0             27,498         16.24           6.1
    Thereafter          98        1,966,575            5.8             31,729         16.13           7.1
                     -----       ----------          -----           --------      --------         -----
                     3,574       33,782,339          100.0%          $448,398      $  13.27         100.0%
                     =====       ==========          =====           ========      ========         =====

- ----------
(1) Annual Rents Under Expiring Leases are December 2000 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

Development Land

     We estimate that we can develop approximately 13.5 million square feet of office, industrial and retail space on our wholly owned development land. All of this development land is zoned and available for office, industrial or retail development, substantially all of which has utility infrastructure already in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us an advantage in our future development activities over other commercial real estate development companies in many of our markets. Any future development, however, is dependent on the demand for industrial or office space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the development land. In addition, if construction is undertaken on the development land, we will be subject to the risks associated with construction activities, including the risk that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense.


ITEM 3. LEGAL PROCEEDINGS

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols Company, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint asserts claims against J.C. Nichols and certain named directors and officers of J.C. Nichols for breach of fiduciary duty to J.C. Nichols' stockholders and to members of the J.C. Nichols Company Employee Stock Ownership Trust, as well as claims under Section 14(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(2) of the Securities Act of 1933 variously against J.C. Nichols, the named directors and officers of J.C. Nichols and the Company. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss, and the court thereafter certified the proposed class of plaintiffs with respect to the remaining claims. By order dated August 28, 2000, the court granted in part and denied in part defendants' summary judgment motion. Defendants sought reconsideration of the court's ruling with respect to certain of the securities claims as to which the court denied their summary judgment motion, and by order dated January 11, 2001, the court granted in part that reconsideration motion. On the eve of the trial of this matter, the parties settled all their remaining claims. The terms of that settlement are now being documented. We do not believe the settlement will have a material adverse effect on our business, financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company is the sole general partner of the Operating Partnership. The following table sets forth certain information with respect to the Company's executive officers:



Name                      Age    Position and Background
- -----                    -----   ------------------------
 Ronald P. Gibson        56      Director, President and Chief Executive Officer. Mr. Gibson is one of our
                                 founders and has served as president or managing partner of our predecessor since its formation in 1978.
 Edward J. Fritsch       42      Director, Executive Vice President, Chief Operating Officer and
                                 Secretary. Mr. Fritsch joined us in 1982 and was a partner of our predecessor.
 John L. Turner          54      Director, Vice Chairman of the Board of Directors and Chief Investment
                                 Officer. Mr. Turner co-founded the predecessor of Forsyth Properties in
                                 1975.
 Gene H. Anderson        55      Director and Senior Vice President. Mr. Anderson manages the operations of our Georgia properties. Mr. Anderson was the founder and president of Anderson Properties, Inc. prior to its merger with the Company.
 Michael F. Beale        47      Senior Vice President. Mr. Beale is responsible for our operations in
                                 Florida. Prior to joining us in 2000, Mr. Beale was vice president of Koger
                                 Equity, Inc.
 Michael E. Harris       51      Senior Vice President. Mr. Harris is responsible for our operations in
                                 Tennessee, Missouri, Kansas and Charlotte. Mr. Harris was executive vice president of Crocker Realty Trust prior to its merger with the Company.
                                 Before joining Crocker Realty Trust, Mr. Harris served as senior vice president, general counsel and chief financial officer of Towermarc
                                 Corporation, a privately owned real estate development firm.
 Marcus H. Jackson       44      Senior Vice President. Mr. Jackson is responsible for our operations in
                                 Virginia and the Research Triangle and Piedmont Triad divisions of North
                                 Carolina. Prior to joining us in 1998, Mr. Jackson was senior vice president of Compass Development and Construction Services.
 Carman J. Liuzzo        40      Vice President, Chief Financial Officer and Treasurer. Prior to joining us in 1994, Mr. Liuzzo was vice president and chief accounting officer for
                                 Boddie-Noell Enterprises, Inc. and Boddie-Noell Restaurant Properties,
                                 Inc. Mr. Liuzzo is a certified public accountant.
 Mack D. Pridgen III     51      Vice President and General Counsel. Prior to joining us in 1997,
                                 Mr. Pridgen was a partner with Smith Helms Mulliss & Moore, L.L.P.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

Market Information and Distributions

     There is no established public trading market for the Common Units. The following table sets forth the cash distributions paid per Common Unit during each quarter. Comparable cash distributions are expected in the future. As of February 23, 2001, there were 191 record holders of Common Units (other than the Company).



Quarter                                              2000             1999
Ended:                                          Distributions     Distributions
- --------                                       ---------------   --------------
March 31 ................................          $  .555           $  .54
June 30 .................................             .555              .54
September 30 ............................              .57             .555
December 31 .............................              .57             .555

Sales of Unregistered Securities

     In connection with the acquisition of real estate, the Operating Partnership frequently issues Common Units to sellers of real estate in reliance on exemptions from registration under the Securities Act of 1933. In connection with acquisitions in 2000, the Operating Partnership issued 71,013 Common Units in offerings exempt from the registration requirements of the Securities Act. We exercised reasonable care to assure that each of the offerees of Common Units in 2000 was an "accredited investor" under Rule 501 of the Securities Act and that the investors were not purchasing the Common Units with a view to their distribution. Specifically, we relied on the exemptions provided by Section 4(2) of the Securities Act or Rule 506 under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information for the Operating Partnership as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 ($ in thousands, except per share amounts):



                                              ---------------------------------------------------------------------
                                                Year Ended    Year Ended    Year Ended    Year Ended    Year Ended
                                               December 31,  December 31,  December 31,  December 31,  December 31,
                                                   2000          1999          1998          1997          1996
                                              ------------- ------------- ------------- ------------- -------------
Operating Data:
 Total revenue .............................. $  561,925    $  579,874    $  509,762    $  273,165    $  132,302
 Rental property
   operating expenses (1) ...................    157,170       173,676       154,211        76,743        33,657
 General and
   administrative ...........................     23,092        22,345        20,630        10,216         5,636
 Interest expense ...........................    108,795       111,385        93,959        47,394        25,230
 Depreciation and amortization ..............    119,088       112,039        91,397        47,260        21,105
                                              ----------    -----------   -----------   -----------   -----------
 Income before cost of unsuccessful
   transactions, gain on disposition
   of assets and extraordinary item .........    153,780       160,429       149,565        91,552        46,674
 Cost of unsuccessful transactions ..........         --        (1,500)         (146)           --            --
 Gain on disposition of assets ..............      4,657         7,997         1,716            --            --
                                              ----------    -----------   -----------   -----------   -----------
 Income before extraordinary item ...........    158,437       166,926       151,135        91,552        46,674
 Extraordinary item-loss
   on early extinguishment
   of debt ..................................     (4,732)       (7,341)         (387)       (6,945)       (2,432)
                                              ----------    -----------   -----------   -----------   -----------
 Net income ................................. $  153,705    $  159,585    $  150,748    $   84,607    $   44,242
 Dividends on preferred units ...............    (32,580)      (32,580)      (30,092)      (13,117)           --
                                              ----------    -----------   -----------   -----------   -----------
 Net income available for Class A
   common units ............................. $  121,125    $  127,005    $  120,656    $   71,490    $   44,242
                                              ==========    ===========   ===========   ===========   ===========
 Net income per common
   unit -- basic ............................ $     1.81    $     1.81    $     1.86    $     1.54    $     1.48
                                              ==========    ===========   ===========   ===========   ===========
 Net income per common
   unit -- diluted .......................... $     1.80    $     1.81    $     1.85    $     1.53    $     1.47
                                              ==========    ===========   ===========   ===========   ===========
Balance Sheet Data
 (at end of period):
 Net real estate assets .....................  3,104,494    $3,649,059    $3,891,883    $2,601,211    $1,364,606
                                              ----------    -----------   -----------   -----------   -----------
 Total assets ...............................  3,661,037     3,972,079     4,247,700     2,707,240     1,429,488
                                              ----------    -----------   -----------   -----------   -----------
 Total mortgages and
   notes payable ............................  1,568,019     1,719,117     1,906,216       978,558       555,876
                                              ----------    -----------   -----------   -----------   -----------
Other data:
 Number of in-service
   properties ...............................        493           563           658           481           292
                                              ----------    -----------   -----------   -----------   -----------
 Total rentable square
   feet ..................................... 36,183,000    38,976,000    44,642,000    30,721,000    17,455,000
                                              ==========    ===========   ===========   ===========   ===========

- ----------
(1) Rental property operating expenses include salaries, real estate taxes, insurance, repairs and maintenance, property management, security and utilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Background

     This Annual Report on Form 10-K contains certain forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Annual Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included under the caption " -- Disclosure Regarding Forward-Looking Statements." You are encouraged to read this section carefully.

     You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K.


Overview

     The Operating Partnership is managed by its general partner, the Company, a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since our formation in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership.


Results of Operations

     Comparison of 2000 to 1999. Revenues from rental operations decreased $23.4 million, or 4.1%, from $565.2 million for the year ended December 31, 1999 to $541.8 million for the year ended December 31, 2000. The decrease was primarily a result of the disposition and contribution of 6.9 million square feet of wholly owned office, industrial and retail properties offset in part by the acquisition of 669,000 square feet of additional wholly owned office space and the completion of 3.5 million square feet of wholly owned development activity in 2000. Our in-service wholly owned portfolio decreased from 39.0 million square feet at December 31, 1999 to 36.2 million square feet at December 31, 2000. Same property revenues, which are the revenues of the 443 in-service properties and 1,885 apartment units wholly owned on January 1, 1999, increased 2.7% for the year ended December 31, 2000, compared to the year ended December 31, 1999.

     During the year ended December 31, 2000, 1,046 leases represented 6.3 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 5.9% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $3.0 million, or 21.4%, from $14.0 million in 1999 to $17.0 million in 2000. The increase was a result of an increase in interest income related to a $30.0 million note receivable that was recorded as a result of certain property dispositions in June 1999 and an increase in development fee income in 2000 related to the DLF II Joint Venture.


     Rental operating expenses decreased $16.5 million, or 9.5%, from $173.7 million in 1999 to $157.2 million in 2000. The decrease was primarily a result of the disposition and contribution of 6.9 million square feet of wholly owned office, industrial and retail properties offset in part by the acquisition of 669,000 square feet of additional wholly owned office space and the completion of 3.5 million square feet of wholly owned development activity in 2000. Rental operating expenses as a percentage of related revenues decreased from 30.7% for the year ended December 31, 1999 to 29.0% for the year ended December 31, 2000.

     Depreciation and amortization for the years ended December 31, 2000 and 1999 totaled $119.1 million and $112.0 million, respectively. The increase of $7.1 million, or 6.3%, was due to an increase in depreciation of leasing commissions and tenant improvements, partly offset by a decrease in depreciation on buildings that resulted from the disposition activity during 1999 and 2000. Interest expense decreased $2.6 million, or 2.3%, from $111.4 million in 1999 to $108.8 million in 2000. The decrease was attributable to the decrease in the outstanding debt for the entire year of 2000. Interest expense for the years ended December 31, 2000 and 1999 included $2.5 million and $2.8 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses as a percentage of total revenues was 3.9% in 1999 and 4.1% in 2000.

     Income before extraordinary item equaled $158.4 million and $166.9 million for the years ended December 31, 2000 and 1999, respectively. The Operating Partnership recorded $32.6 million in preferred unit distributions for each of the years ended December 31, 2000 and 1999.

     Comparison of 1999 to 1998. Revenues from rental operations increased $66.2 million, or 13.3%, from $499.0 million for the year ended December 31, 1998 to $565.2 million for the year ended December 31, 1999. The increase was primarily a result of our acquisition and development activity in 1998 and 1999. In total, we acquired or completed the development of 3.1 million rentable square feet of wholly owned office, industrial and retail properties during 1999. These additions to our portfolio were offset by the disposition of
8.8 million rentable square feet of majority-owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships). Same property revenues, which are the revenues of the 403 in-service properties wholly owned on January 1, 1998, increased 3.0% for the year ended December 31, 1999 compared to the year ended December 31, 1998.

     During the year ended December 31, 1999, 1,401 leases representing 8.3 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 4.9% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $3.0 million, or 27.2%, from $11.0 million in 1998 to $14.0 million in 1999. The increase was a result of higher cash balances during the year ended December 31, 1999 and additional income generated from management fees and development fees.

     Rental operating expenses increased $19.5 million, or 12.6%, from $154.2 million in 1998 to $173.7 million in 1999. The increase was primarily a result of our acquisition and development activity in 1998 and 1999. In total, we acquired or completed the development of 3.1 million rentable square feet of wholly owned office, industrial and retail properties during 1999. These additions to our portfolio were offset by the disposition of 8.8 million rentable square feet of majority-owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships). Rental operating expenses as a percentage of related revenues remained consistent at 31.0% in 1998 and 1999.

     Depreciation and amortization for the years ended December 31, 1999 and 1998 were $112.0 million and $91.4 million, respectively. The increase of $20.6 million, or 22.6%, was due to an average increase in depreciable assets and deferred leasing costs. Interest expense increased $17.4 million, or 18.6%, from $94.0 million in 1998 to $111.4 million in 1999. The increase was attributable to an average increase in outstanding debt related to our acquisition and development activities. The weighted average interest rates on outstanding debt remained consistent in 1998 and 1999. Interest expense for the years ended December 31, 1999 and 1998 included $2.8 million and $2.6 million, respectively, of amortization of deferred financing costs and of the costs related to our interest rate hedge contracts. General and administrative expenses decreased from 4.1% of total revenue in 1998 to 3.8% in 1999.

     Income before extraordinary item equaled $166.9 million and $151.1 million for the years ended December 31, 1999 and 1998, respectively. The Operating Partnership incurred extraordinary losses in 1999 and 1998 of $7.3 million and $387,000, respectively, related to the early extinguishment of debt.

The Operating Partnership recorded $32.6 million and $30.1 million in preferred unit distributions for the years ended December 31, 1999 and 1998, respectively.


Liquidity and Capital Resources

     Statement of Cash Flows. For the year ended December 31, 2000, the Operating Partnership generated $257.4 million in cash flows from operating activities and $252.2 million from investing activities (primarily as a result of the dispositions of assets, offset in part by additions to assets). These combined cash flows of $509.6 million were used in 2000 to fund financing activities of $441.0 million, primarily consisting of repayments of unsecured debt, the repurchase of Common Units and the payment of distributions.

     Capitalization. The Operating Partnership's total indebtedness at December 31, 2000 was $1.6 billion and was comprised of $616.7 million of secured indebtedness with a weighted average interest rate of 7.9% and $1.0 billion of unsecured indebtedness with a weighted average interest rate of 7.3%. Except as stated below, all of the mortgage and notes payable outstanding at December 31, 2000 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. Approximately $37.0 million of floating rate notes were not covered by interest rate hedge contracts on December 31, 2000.

     On December 14, 2000, the Operating Partnership obtained a new $300.0 million revolving loan (the "Revolving Loan") from a group of ten lender banks. The Revolving Loan matures in December 2003 and replaces our previous $450.0 million revolving credit facility. The Revolving Loan carries an interest rate based upon our senior unsecured credit ratings. As a result, interest would currently accrue on borrowings under the Revolving Loan at an average rate of LIBOR plus 85 basis points. The Revolving Loan also includes a $150.0 million competitive bid sub-facility. At December 31, 2000, the Operating Partnership had not borrowed any funds under the new Revolving Loan. The terms of the Revolving Loan require the Operating Partnership to pay an annual facility fee equal to .20% of the aggregate amount of the Revolving Loan and require compliance with certain financial covenants. At December 31, 2000, the Operating Partnership was in compliance with these covenants.

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

     The following table sets forth information regarding our interest rate hedge contracts as of December 31, 2000 ($ in thousands):


                    Notional    Maturity                                    Fixed   Fair Market
 Type of Hedge       Amount       Date           Reference Rate             Rate      Value
- ----------------     ------      ------      -----------------------      -----        -----
 Swap              $ 19,839      6/10/02     1-Month LIBOR + 0.75%             6.95%    $(125)
 Collar              80,000     10/01/01     1-Month LIBOR                5.60-6.25%       (2)
 Cap                  8,434      6/15/01     1-Month LIBOR                     7.75%       --

     We enter into swaps, collars and caps to limit our exposure to an increase in variable interest rates, particularly with respect to amounts outstanding under our Revolving Loan. The interest rate on all of our variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. Net receipts from counterparties under interest rate hedge contracts were $206,894 during 2000 and were recorded as decreases to interest expense.

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

     Current and Future Cash Needs. Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service, stockholder distributions and capital expenditures, excluding nonrecurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. We presently have no plans for major capital improvements to the existing properties, other than normal recurring building improvements, tenant improvements and lease commissions. We expect to meet our short-term liquidity requirements generally through working capital and net cash provided by operating activities along with our Revolving Loan.

     Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $161.7 million of our existing development activity. See "Business -- Development Activity." We expect to fund our short-term liquidity needs through a combination of:

     o borrowings under our Revolving Loan;

     o the issuance of secured debt;

     o the selective disposition of non-core assets; and

     o the sale or contribution of some of our wholly owned properties, development projects and development land to strategic joint ventures to be formed with selected partners interested in investing with us, which will have the net effect of generating additional capital through such sale or contributions.

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

     We anticipate that our available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and longterm. However, if these sources of funds are insufficient or unavailable, our ability to satisfy our cash requirements may be adversely affected.


Recent Developments

     Common Unit Repurchase. Since the Company commenced its share repurchase program in December 1999, the Company has repurchased 8.0 million shares of Common Stock and Common Units at a weighted average price of $23.95 per share/unit for an aggregate purchase price of approximately $190.8 million. For each share of Common Stock repurchased by the Company, one equivalent Common Unit is retired.

     Disposition Activity. Since December 31, 2000, we have sold 76,000 square feet of office properties and 277 apartment units for gross proceeds of $46.8 million. In addition, we currently have 182,000 rentable square feet of wholly owned properties and 1,395 apartment units under contract for sale in various transactions totaling $114.5 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the first and second quarters of 2001. However, we can provide no assurance that all or parts of these transactions will be consummated.

     We expect to use a portion of the net proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under
Section 1031 of the Internal Revenue Code. We expect to reinvest up to $12.8 million of the remaining net proceeds from disposition activity as of December 31, 2000 and up to $152.4 million of the net proceeds from pending disposition activity to acquire, in tax-deferred exchange transactions, in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our Revolving Loan, will reduce our income from operations until such development projects are placed in service.


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


Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. In June, 2000, FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133. Statement No. 133, as amended by Statement No. 138, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We will adopt SFAS No. 133/138, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. This new accounting standard requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. We use only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate swap, collar or cap. For financial reporting purposes, the gain or loss on the effective portion of the interest rate hedge is recorded as a component of equity, which becomes reclassified into earnings along with payments on the hedged liability.

     Upon adoption of SFAS No. 133/138 in January 2001, we will record a net transition adjustment of $555,962 in unrealized loss (income statement) and a net transition adjustment of $125,000 in accumulated other comprehensive income (equity) at that time. Adoption of the standard also results in us recognizing $127,000 of derivative instrument liabilities and a reclassification of approximately $10.6 million of deferred financing costs from past cashflow hedging relationships from other assets to other comprehensive income. As in the past, these amounts will be recognized as additional interest expense when the related cash flow payments on the debt are made. In general, the amount of volatility will vary with the level of derivative activities during any period. The fair market value of our derivatives is discussed under " -- Liquidity and Capital Resources."

     Effective January 1, 2000, we adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 does not change existing rules on revenue recognition. Rather, the SAB explains how existing revenue recognition guidance should be applied for transactions not specifically addressed by existing rules. The adoption of SAB 101 did not have a material impact on our net income or financial position.


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

     FFO and cash available for distribution for the years ended December 31, 2000, 1999 and 1998 are summarized in the following table (in thousands):

                                                                                  Year Ended
                                                                                 December 31,
                                                                   -----------------------------------------
                                                                       2000           1999           1998
                                                                   ------------   ------------   -----------
FFO:
Income before minority interest and extraordinary item .........    $ 158,437      $ 166,926     $151,135
Add/(Deduct):
  Distributions on preferred units .............................      (32,580)       (32,580)     (30,092)
  Cost of unsuccessful transactions ............................           --          1,500          146
  Severance costs and other division closing expenses ..........           --          1,813           --
  Gain on disposition of land and depreciable assets ...........       (4,657)        (7,997)      (1,716)
  Gain on disposition of land ..................................        6,449             --           --
  Depreciation and amortization ................................      119,088        112,039       91,397
  Depreciation on unconsolidated subsidiaries ..................        5,192          3,215          974
                                                                    ---------      ---------     ---------
   FFO .........................................................      251,929        244,916      211,844
Cash Available for Distribution:
Add/(Deduct):
  Rental income from straight-line rents .......................      (14,892)       (14,983)     (13,385)
  Amortization of deferred financing costs .....................        2,512          2,823        2,598
  Non-incremental revenue generating capital expenditures:
   Building improvements paid ..................................      (10,566)       (10,056)      (9,029)
   Second generation tenant improvements paid ..................      (22,287)       (25,043)     (20,115)
   Second generation lease commissions paid ....................      (13,033)       (13,653)     (13,055)
                                                                    ---------      ---------     ---------
     Cash available for distribution ...........................    $ 193,663      $ 184,004     $158,858
                                                                    =========      =========     =========
Weighted average Common Units outstanding -- diluted ...........       67,226         70,268       65,132
                                                                    =========      =========     =========
Dividend payout ratio:
  FFO ..........................................................         60.0%          62.8%        64.6%
                                                                    =========      =========     =========
  Cash available for distribution ..............................         78.1%          83.6%        86.1%
                                                                    =========      =========     =========

Inflation

     In the last five years, inflation has not had a significant impact on us because of the relatively low inflation rate in our geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in operating expenses resulting from inflation. In addition, 91.7% of the leases are for remaining terms of less than seven years, which may enable us to replace existing leases with new leases at a higher base if rents on the existing leases are below the then-existing market rate.


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

     Certain Variable Rate Debt. As of December 31, 2000, the Operating Partnership had approximately $37.0 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2001, our interest expense would increase or decrease by approximately $370,000.

     Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contracts in effect at December 31, 2000, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 2000 would increase by approximately $552,000. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 2000 would decrease by approximately $761,000.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company is the sole general partner of the Operating Partnership. The section under the heading "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2001 is incorporated herein by reference for information on directors of the Company. See ITEM X in Part I hereof for information regarding executive officers of the Company.


ITEM 11. EXECUTIVE COMPENSATION

     The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the section titled "Executive Compensation" of the Proxy Statement are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Operating Partnership has no executive officers or directors. As of December 31, 2000, the only person or group known by us to be holding more than 5.0% of the Common Units was the Company, which owned 57,715,396 Common Units, or approximately 88.0% of the outstanding Common Units.


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of Documents Filed as a Part of this Report

       1. Consolidated Financial Statements and Report of Independent Auditors See Index on Page F-1

       2. Financial Statement Schedules
          See Index on Page F-1

       3. Exhibits



     Ex.          FN                                    Description
- ------------ ----------- ------------------------------------------------------------------------
   2.1             (1)   Operating Agreement of MG-HIW, LLC, entered into as of December 1,
                         2000, by and among Miller Global HIW 20, LLC and the Operating
                         Partnership
   3.1             (2)   Amended and Restated Articles of Incorporation of the Company
   3.2             (3)   Amended and Restated Bylaws of the Company
   4.1             (3)   Specimen of certificate representing shares of Common Stock
   4.2             (4)   Indenture among the Operating Partnership, the Company and First
                         Union National Bank of North Carolina dated as of December 1, 1996
   4.3             (5)   Specimen of certificate representing 8 5/8% Series A Cumulative
                         Redeemable Preferred Shares
   4.4             (6)   Specimen of certificate representing 8% Series B Cumulative
                         Redeemable Preferred Shares
   4.5             (7)   Specimen of certificate representing 8% Series D Cumulative
                         Redeemable Preferred Shares
   4.6             (7)   Specimen of Depositary Receipt evidencing the Depositary Shares each representing  1/10 of an 8% Series D Cumulative Redeemable
                         Preferred Share
   4.7             (7)   Deposit Agreement, dated April 23, 1998, between the Company and
                         First Union National Bank, as preferred share depositary
   4.8             (8)   Rights Agreement, dated as of October 6, 1997, between the Company and First Union National Bank, as rights agent
   4.9             (9)   Agreement to furnish certain instruments defining the rights of long-term debt holders
  10.1             (3)   Amended and Restated Agreement of Limited Partnership of the
                         Operating Partnership
  10.2             (5)   Amendment to Amended and Restated Agreement of Limited
                         Partnership of the Operating Partnership with respect to Series A
                         Preferred Units
  10.3             (6)   Amendment to Amended and Restated Agreement of Limited
                         Partnership of the Operating Partnership with respect to Series B
                         Preferred Units
  10.4             (7)   Amendment to Amended and Restated Agreement of Limited
                         Partnership of the Operating Partnership with respect to Series D
                         Preferred Units
  10.5            (10)   Amendment to Amended and Restated Agreement of Limited
                         Partnership of the Operating Partnership with respect to certain rights of limited partners upon a change of control
  10.6            (11)   Form of Registration Rights and Lockup Agreement among the
                         Company and the Holders named therein, which agreement is signed by all Common Unit holders
  10.7            (12)   Amended and Restated 1994 Stock Option Plan
  10.8             (9)   1997 Performance Award Plan
  10.9            (13)   Form of Executive Supplemental Employment Agreement between the
                         Company and Named Executive Officers

     Ex.         FN                                 Description
- ------------ ---------- -------------------------------------------------------------------
  10.10         (14)    Form of warrants to purchase Common Stock of the Company issued to John L. Turner, William T. Wilson III and John E. Reece II
  10.11         (15)    Form of warrants to purchase Common Stock of the Company issued to W. Brian Reames, John W. Eakin and Thomas S. Smith
  10.12         (16)    1999 Shareholder Value Plan
  10.13          (1)    Credit Agreement among Highwoods Realty Limited Partnership,
                        Highwoods Properties, Inc., the Subsidiaries named therein and the
                        Lenders named therein, dated as of December 13, 2000
    21          (13)    Schedule of subsidiaries of the Company
    23                  Consent of Ernst & Young LLP

- ----------
 (1) Filed as part of the Company's Current Report on Form 8-K dated December 14, 2000 and incorporated herein by reference.

 (2) Filed as part of the Company's Current Report on Form 8-K dated September 25, 1997 and amended by articles supplementary filed as part of the Company's Current Report on Form 8-K dated October 4, 1997 and articles supplementary filed as part of the Company's Current Report on Form 8-K dated April 20, 1998, each of which is incorporated herein by reference.

 (3) Filed as part of Registration Statement 33-76952 with the SEC and incorporated herein by reference.

 (4) Filed as part of the Operating Partnership's Current Report on Form 8-K dated December 2, 1996 and incorporated herein by reference.

 (5) Filed as part of the Company's Current Report on Form 8-K dated February 12, 1997 and incorporated herein by reference.

 (6) Filed as part of the Company's Current Report on Form 8-K dated September 25, 1997 and incorporated herein by reference.

 (7) Filed as part of the Company's Current Report on Form 8-K dated April 20, 1998 and incorporated herein by reference.

 (8) Filed as part of the Company's Current Report on Form 8-K dated October 4, 1997 and incorporated herein by reference.

 (9) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(10) Filed as part of the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(11) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(12) Filed as part of the Company's proxy statement on Schedule 14A relating to the 1997 Annual Meeting of Stockholders.

(13) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(14) Filed as part of Registration Statement 33-88364 with the SEC and incorporated herein by reference.

(15) Filed as part of the Company's Current Report on Form 8-K dated April 1, 1996 and incorporated herein by reference.

(16) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

The Operating Partnership will provide copies of any exhibit, upon written request, at a cost of $.05 per page.

 (b) Reports on Form 8-K

     On December 20, 2000, the Operating Partnership filed a current report on Form 8-K, dated December 14, 2000, reporting under Items 2 and 5 of the Form that it had formed a joint venture with Miller Global Properties, LLC and executed a new credit facility with a group of ten lender banks.

     On January 25, 2001, the Operating Partnership filed a current report on Form 8-K, dated January 25, 2001, reporting under Item 5 of the Form that the Company had repurchased a certain number of shares of Common Stock pursuant to its previously announced share repurchase program.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on April 2, 2001.


                                        HIGHWOODS REALTY LIMITED PARTNERSHIP
                                        By: Highwoods Properties, Inc., in its
                                          capacity as general partner (the
                                          "General Partner")

                                        By:/s/        RONALD P. GIBSON
                                          -------------------------------------
                                              Ronald P. Gibson, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


               Signature                                Title                      Date
             ------------                              -------                --------------
 /s/  O. TEMPLE SLOAN, JR.                Chairman of the Board of            April 2, 2001
 -------------------------------------     Directors of the General
      O. Temple Sloan, Jr.                 Partner

 /s/  RONALD P. GIBSON                    President, Chief Executive          April 2, 2001
 -------------------------------------     Officer and Director of the
      Ronald P. Gibson                     General Partner

 /s/  EDWARD J. FRITSCH                   Executive Vice President,           April 2, 2001
 -------------------------------------     Chief Operating Officer,
      Edward J. Fritsch                    Secretary and Director of
                                           the General Partner

 /s/  JOHN L. TURNER                      Vice Chairman of the Board          April 2, 2001
 -------------------------------------     and Chief Investment
      John L. Turner                       Officer of the General
                                           Partner

 /s/  GENE H. ANDERSON                    Senior Vice President and           April 2, 2001
 -------------------------------------     Director of the General
      Gene H. Anderson                     Partner

 /s/  THOMAS W. ADLER                     Director of the General Partner     April 2, 2001
 -------------------------------------
      Thomas W. Adler

 /s/  KAY N. CALLISON                     Director of the General Partner     April 2, 2001
 -------------------------------------
      Kay N. Callison

/s/  WILLIAM E. GRAHAM, JR.               Director of the General Partner     April 2, 2001
 -------------------------------------
     William E. Graham, Jr.

               Signature                                Title                      Date
- ---------------------------------------   ---------------------------------   --------------
 /s/  LAWRENCE S. KAPLAN                  Director of the General Partner     April 2, 2001
 -------------------------------------
      Lawrence S. Kaplan

 /s/  L. GLENN ORR, JR.                   Director of the General Partner     April 2, 2001
 -------------------------------------
        Glenn Orr, Jr.

 /s/  WILLARD H. SMITH JR.                Director of the General Partner     April 2, 2001
 -------------------------------------
      Willard H. Smith Jr.

 /s/  CARMAN J. LIUZZO                    Vice President and Chief            April 2, 2001
 -------------------------------------     Financial Officer (Principal
      Carman J. Liuzzo                     Financial Officer and
                                           Principal Accounting
                                           Officer) and Treasurer of the
                                           General Partner


                         INDEX TO FINANCIAL STATEMENTS


                                                                                              Page
                                                                                             -----
Highwoods Realty Limited Partnership
  Report of Independent Auditors .........................................................    F-2
  Consolidated Balance Sheets as of December 31, 2000 and 1999 ...........................    F-3
  Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998..    F-4
  Consolidated Statements of Partners' Capital for the Years Ended December 31, 2000, 1999
   and 1998 ..............................................................................    F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and
   1998 ..................................................................................    F-6
  Notes to Consolidated Financial Statements .............................................    F-8
  Schedule III -- Real Estate and Accumulated Depreciation ...............................    F-30

     All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


TO THE OWNERS
HIGHWOODS REALTY LIMITED PARTNERSHIP

     We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership (a majority-owned subsidiary of Highwoods Properties, Inc.) as of December 31, 2000 and 1999, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods Realty Limited Partnership at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                 /s/ ERNST & YOUNG LLP

Raleigh, North Carolina
February 19, 2001

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                          Consolidated Balance Sheets

                   ($ in thousands, except per unit amounts)



                                                                                  December 31,
                                                                          -----------------------------
                                                                               2000            1999
                                                                          -------------   -------------
Assets
Real estate assets, at cost:
 Land & improvements ..................................................    $  398,944      $  468,077
 Buildings and tenant improvements ....................................     2,742,377       3,055,859
 Development in process ...............................................        87,622         186,925
 Land held for development ............................................       144,727         168,396
 Furniture, fixtures and equipment ....................................        11,433           7,917
                                                                           ----------      ----------
                                                                            3,385,103       3,887,174
 Less -- accumulated depreciation .....................................      (280,609)       (238,115)
                                                                           ----------      ----------
 Net real estate assets ...............................................     3,104,494       3,649,059
 Property held for sale ...............................................       127,824          48,960
Cash and cash equivalents .............................................       102,486          33,915
Restricted cash .......................................................         2,192           1,854
Accounts receivable, net of allowance of $825 and $800
 at December 31, 2000 and 1999, respectively ..........................        23,841          22,127
Advances to related parties ...........................................        27,560          15,096
Notes receivable ......................................................        72,047          44,892
Accrued straight-line rents receivable ................................        39,295          35,951
Investment in unconsolidated affiliates ...............................        72,951          33,758
Other assets:
 Deferred leasing costs ...............................................        83,269          66,783
 Deferred financing costs .............................................        43,110          40,125
 Prepaid expenses and other ...........................................        11,857          15,612
                                                                           ----------      ----------
                                                                              138,236         122,520
 Less -- accumulated amortization .....................................       (49,889)        (36,053)
                                                                           ----------      ----------
   Other assets, net ..................................................        88,347          86,467
                                                                           ----------      ----------
    Total assets ......................................................    $3,661,037      $3,972,079
                                                                           ==========      ==========
Liabilities and Partners' capital
Mortgages and notes payable ...........................................    $1,568,019      $1,719,117
Accounts payable, accrued expenses and other liabilities ..............       104,342         106,601
                                                                           ----------      ----------
 Total liabilities ....................................................     1,672,361       1,825,718
Redeemable operating partnership units:
 Class A Common Units, 7,630,088 and 8,809,218 outstanding
   at December 31, 2000 and 1999, respectively ........................       189,798         208,140
 Class B Common Units, 196,492 outstanding
   at December 31, 2000 and 1999 ......................................         4,888           4,643
 Series A Preferred Units, 125,000 outstanding
   at December 31, 1999 and 1998 ......................................       121,809         121,809
 Series B Preferred Units, 6,900,000 outstanding
   at December 31, 1999 and 1998 ......................................       166,346         166,346
 Series D Preferred Units, 400,000 outstanding
   at December 31, 1999 and 1998 ......................................        96,842          96,842
Partners' capital:
Class A Common Units:
General partner Common Units, 652,649 and 692,384, outstanding
 at December 31, 2000 and 1999, respectively ..........................        14,089          15,485
 Limited partner Common Units, 56,982,135 and 59,736,808 outstanding at
   December 31, 2000 and 1999, respectively ...........................     1,394,904       1,533,096
                                                                           ----------      ----------
    Total Partners' capital ...........................................     1,408,993       1,548,581
                                                                           ----------      ----------
                                                                           $3,661,037      $3,972,079
                                                                           ==========      ==========

         See accompanying notes to consolidated financial statements.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

                       Consolidated Statements of Income

                    (in thousands, except per unit amounts)

             For the Years Ended December 31, 2000, 1999 and 1998



                                                                           2000         1999         1998
                                                                       ------------ ------------ -----------
   Revenue:
    Rental property ..................................................  $ 541,813    $ 565,239    $ 498,960
    Equity in net earnings/(losses) of unconsolidated affiliates .....      3,112          633         (207)
    Interest and other income ........................................     17,000       14,002       11,009
                                                                        ---------    ---------    ---------
    Total Revenue ....................................................    561,925      579,874      509,762
   Operating expenses:
    Rental property ..................................................    157,170      173,676      154,211
    Depreciation and amortization ....................................    119,088      112,039       91,397
    Interest expense:
      Contractual ....................................................    106,283      108,562       91,361
      Amortization of deferred financing costs .......................      2,512        2,823        2,598
                                                                        ---------    ---------    ---------
                                                                          108,795      111,385       93,959
    General and administrative .......................................     23,092       22,345       20,630
                                                                        ---------    ---------    ---------
    Income before cost of unsuccessful transactions, gain on
      disposition of assets and extraordinary item ...................    153,780      160,429      149,565
    Costs of unsuccessful transactions ...............................         --       (1,500)        (146)
    Gain on disposition of assets ....................................      4,657        7,997        1,716
                                                                        ---------    ---------    ---------
    Income before extraordinary item .................................    158,437      166,926      151,135
   Extraordinary item -- loss on early extinguishment
    of debt ..........................................................     (4,732)      (7,341)        (387)
                                                                        ---------    ---------    ---------
    Net income .......................................................    153,705      159,585      150,748
   Distributions on preferred units ..................................    (32,580)     (32,580)     (30,092)
                                                                        ---------    ---------    ---------
    Net income available for Class A Common Units ....................  $ 121,125    $ 127,005    $ 120,656
                                                                        =========    =========    =========
   Net income per Common Unit -- Basic:
    Income before extraordinary item .................................  $    1.88    $    1.91    $    1.87
    Extraordinary item -- loss on early extinguishment of debt .......      ( .07)        (.10)        (.01)
                                                                        ---------    ---------    ---------
    Net income .......................................................  $    1.81    $    1.81    $    1.86
                                                                        =========    =========    =========
   Net income per Common Unit -- Diluted:
    Income before extraordinary item .................................  $    1.87    $    1.91    $    1.86
    Extraordinary item -- loss on early extinguishment of debt .......      ( .07)        (.10)        (.01)
                                                                        ---------    ---------    ---------
    Net income .......................................................  $    1.80    $    1.81    $    1.85
                                                                        =========    =========    =========
   Weighted average Common Units outstanding -- Basic:
    Class A Common Units:
      General Partner ................................................        669          700          646
      Limited Partners ...............................................     66,189       69,285       63,910
    Class B Common Units:
      Limited Partners ...............................................        196          197          291
                                                                        ---------    ---------    ---------
    Total ............................................................     67,054       70,182       64,847
                                                                        =========    =========    =========
   Weighted average Common Units outstanding -- Diluted:
    Class A Common Units:
      General Partner ................................................        670          701          648
      Limited Partners ...............................................     66,359       69,371       64,192
    Class B Common Units:
      Limited Partners ...............................................        196          196          292
                                                                        ---------    ---------    ---------
    Total ............................................................     67,225       70,268       65,132
                                                                        =========    =========    =========

         See accompanying notes to consolidated financial statements.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

                 Consolidated Statements of Partners' Capital

                               (in thousands)

             For the Years Ended December 31, 2000, 1999 and 1998




                                                                Class A Common Unit
                                                              ------------------------
                                                                General     Limited        Total
                                                               Partner's   Partners'     Partners'
                                                                Capital     Capital       Capital
                                                              ---------- ------------- -------------
    Balance at December 31, 1997 ............................  $  9,997   $  989,773    $  999,770
    Offering proceeds .......................................        --      405,912       405,912
    Distributions paid ......................................    (1,369)    (135,522)     (136,891)
    Preferred distributions paid ............................      (301)     (29,791)      (30,092)
    Net income ..............................................     1,507      149,241       150,748
    Adjustments of redeemable Common Unit to fair value .....     1,387      137,213       138,600
    Conversion of redeemable Common Unit to Common
     Shares .................................................       408       40,347        40,755
    Redemption of Common Units ..............................       (54)      (5,325)       (5,379)
    Transfer of limited partners' interest ..................     4,059       (4,059)           --
                                                               --------   ----------    ----------
    Balance at December 31, 1998 ............................    15,634    1,547,789     1,563,423
    Offering proceeds .......................................        --       22,053        22,053
    Purchase of treasury units ..............................      (255)     (25,220)      (25,475)
    Distributions paid ......................................    (1,541)    (152,547)     (154,088)
    Preferred distributions paid ............................      (326)     (32,254)      (32,580)
    Net income ..............................................     1,596      157,989       159,585
    Adjustments of redeemable Common Unit to fair value .....      (219)     (21,680)      (21,899)
    Conversion of redeemable Common Unit to Common
     Shares .................................................       376       37,186        37,562
    Transfer of limited partner's interest ..................       220         (220)           --
                                                               --------   ----------    ----------
    Balance at December 31, 1999 ............................    15,485    1,533,096     1,548,581
                                                               --------   ----------    ----------
    Offering proceeds .......................................        --        6,101         6,101
    Purchase of treasury units ..............................      (987)     (97,756)      (98,743)
    Distributions paid ......................................    (1,519)    (150,371)     (151,890)
    Preferred distributions paid ............................      (326)     (32,254)      (32,580)
    Net income ..............................................     1,537      152,168       153,705
    Adjustments of redeemable Common Unit to fair value .....      (136)     (13,557)      (13,693)
    Transfer of limited partner's interest ..................        61          (61)           --
    Issuance of restricted stock ............................       (31)      (3,018)       (3,049)
    Amortization of deferred compensation ...................         5          556           561
                                                               --------   ----------    ----------
    Balance at December 31, 2000 ............................  $ 14,089   $1,394,904    $1,408,993
                                                               ========   ==========    ==========

         See accompanying notes to consolidated financial statements.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

                     Consolidated Statements of Cash Flows

                                (in thousands)

             For the Years Ended December 31, 2000, 1999 and 1998


                                                                            2000            1999            1998
                                                                       -------------   -------------   -------------
Operating activities:
Net income .........................................................    $  153,705      $  159,585      $  150,748
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation .....................................................       107,764         101,230          84,738
  Amortization .....................................................        13,836          13,632           9,257
  Amortization of deferred compensation ............................           561              --              --
  Equity in earnings of unconsolidated affiliates ..................        (3,112)           (633)            207
  Loss on early extinguishment of debt .............................         4,732           7,341             387
  Gain on disposition of land and depreciable assets ...............        (4,657)         (7,997)         (1,716)
   Changes in operating assets and liabilities:
   Accounts receivable .............................................        (1,714)          5,455          (7,139)
     Prepaid expenses and other assets .............................         3,417             336             393
     Accrued straight-line rents receivable ........................       (14,892)        (14,983)        (13,385)
     Accounts payable, accrued expenses and other
     liabilities ...................................................        (2,259)        (29,305)         38,972
                                                                        ----------      ----------      ----------
     Net cash provided by operating activities .....................       257,381         234,661         262,462
                                                                        ----------      ----------      ----------
Investing activities:
Proceeds from disposition of real estate assets ....................       729,945         696,379          26,347
Additions to real estate assets ....................................      (420,494)       (514,270)       (943,048)
Advances to subsidiaries ...........................................       (12,464)         (4,676)         (1,348)
Distributions from unconsolidated affiliates .......................         2,400             785              --
Investments in notes receivable ....................................       (20,035)        (32,027)        (12,865)
Other investing activities .........................................       (27,155)          7,577         (23,450)
                                                                        ----------      ----------      ----------
   Net cash provided by/(used in) investing activities .............       252,197         153,768        (954,364)
                                                                        ----------      ----------      ----------
Financing activities:
  Distributions paid ...............................................      (151,890)       (154,088)       (136,891)
  Payment of preferred unit distributions ..........................       (32,580)        (32,580)        (30,092)
  Net proceeds from contributed capital -- Preferred Units .........            --              --         197,746
  Net proceeds from contributed capital -- Common Units ............         1,021          23,089          96,842
  Repurchase of Common Units .......................................       (98,743)        (25,475)             --
  Payment of prepayment penalties ..................................        (4,732)         (7,341)           (387)
  Borrowings on revolving loans ....................................       522,000         536,500         873,000
  Repayment of revolving loans .....................................      (723,000)       (676,500)       (846,500)
  Proceeds from mortgages and notes payable ........................       218,162         324,693         745,356
  Repayment of mortgages and notes payable .........................      (168,260)       (371,792)       (170,304)
  Payment of deferred financing costs ..............................        (2,985)         (1,716)        (14,988)
                                                                        ----------      ----------      ----------
   Net cash (used in)/provided by financing activities .............      (441,007)       (385,210)        713,782
                                                                        ----------      ----------      ----------
  Net increase in cash and cash equivalents ........................        68,571           3,219          21,880
  Cash and cash equivalents at beginning of the period .............        33,915          30,696           8,816
                                                                        ----------      ----------      ----------
  Cash and cash equivalents at end of the period ...................    $  102,486      $   33,915      $   30,696
                                                                        ==========      ==========      ==========
  Supplemental disclosure of cash flow information:
  Cash paid for interest ...........................................    $  131,034      $  143,836      $   63,664
                                                                        ==========      ==========      ==========

         See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                                (in thousands)

             For the Years Ended December 31, 2000, 1999 and 1998


Supplemental disclosure of non-cash investing and financing activities:

The following summarizes the net assets contributed by the Common Unit holders of the Operating Partnership or assets acquired/(or sold) subject to mortgage notes payable or note receivable.




                                                                          2000            1999           1998
                                                                     -------------   -------------   -----------
Assets:
Net real estate assets ...........................................     $ (56,055)      $ (78,012)    $465,078
Cash and cash equivalents ........................................            --          (4,719)      55,064
Accounts receivable and other ....................................            --          (2,975)       6,634
Investment in unconsolidated affiliates ..........................        48,054          13,830       12,364
Notes receivable .................................................         6,372          32,695       29,176
                                                                       ---------       ---------     --------
  Total Assets ...................................................     $  (1,629)      $ (39,181)    $568,316
                                                                       =========       =========     ========
Liabilities:
Mortgages and notes payable ......................................            --         (58,531)     326,106
Accounts payable, accrued expenses and other liabilities .........            --           7,604       34,044
                                                                       ---------       ---------     --------
  Total Liabilities ..............................................            --         (50,927)     360,150
                                                                       ---------       ---------     --------
   Net Assets ....................................................     $  (1,629)      $  11,746     $208,166
                                                                       =========       =========     ========

         See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


Description of the Operating Partnership

     Highwoods Realty Limited Partnership (the "Operating Partnership") is managed by its general partner, Highwoods Properties, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT") which operates in the southeastern and midwestern United States. The Operating Partnership's wholly owned assets include: 493 in-service office, industrial and retail properties; 1,885 apartment units; 1,317 acres of undeveloped land suitable for future development; and an additional 26 properties under development.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2000, the Company owned 88.0% of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's common stock, $.01 par value (the "Common Stock"), or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

     Generally one year after issuance, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the fair market value of one share of the Company's Common Stock at the time of such redemption, provided that the Company at its option may elect to acquire any such Common Unit presented for redemption for cash or one share of Common Stock. When a Common Unit holder redeems a Common Unit for a share of Common Stock or cash, the Company's minority interest in the Operating Partnership will be reduced and its share in the Operating Partnership will be increased. The Common Units owned by the Company are not redeemable for cash.


Basis of Presentation

     The consolidated financial statements include the accounts of the Operating Partnership and its wholly owned affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The extraordinary loss represents the payment of prepayment penalties and the write off of loan origination fees related to the early extinguishment of debt.


Real Estate Assets

     All capitalizable costs related to the improvement or replacement of commercial real estate properties are capitalized. Depreciation is computed by the straight-line method over the estimated useful life of 40 years for buildings and improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized over the life of the respective leases, using the straight-line method. Real estate assets are stated at the lower of cost or fair value, if impaired.

     The Operating Partnership evaluates its real estate assets upon the occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate assets are considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. As of December 31, 2000, none of the Operating Partnership's assets were considered impaired.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

     As of December 31, 2000, the Operating Partnership had 258,000 square feet of properties and 1,672 apartment units under contract for sale in various transactions totaling $161.3 million. These real estate assets have a carrying value of $127.8 million and have been classified as assets held for sale in the accompanying financial statements.


Cash Equivalents

     The Operating Partnership considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


Restricted Cash

     The Operating Partnership is required by certain mortgage notes to escrow real estate taxes with the mortgagor. At December 31, 2000, and 1999, those balances were $737,602 and $1,683,282, respectively.


Investments in Unconsolidated Affiliates

     Investments in unconsolidated affiliates are accounted for using the equity method and reflect the Operating Partnership's share of income or loss of the affiliate, reduced by distributions received and increased by contributions made.


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

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Concentration of Credit Risk

     Management of the Operating Partnership performs ongoing credit evaluations of its tenants. As of December 31, 2000, the wholly owned in-service properties (excluding apartment units) were leased to 2,712 tenants in 14 geographic locations. The Operating Partnership's tenants engage in a wide variety of businesses. There is no dependence upon any single tenant.


Interest Rate Risk Management

     The Operating Partnership may enter into interest rate hedge contracts such as swaps, caps and collars in order to mitigate its interest rate risk on financial instruments. The Operating Partnership has designated these derivative financial instruments as hedges and applies deferral accounting. Gains and losses related to the termination of such derivative financial instruments are deferred and amortized to interest expense over the term of the applicable debt instrument. Payments to or from counterparties are recorded as adjustments to interest expense.

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

     The Operating Partnership is exposed to certain losses in the event of non-performance by the counterparties under the interest rate hedge contracts. The counterparties are major financial institutions and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Operating Partnership could be required to pay the full rate under its $300.0 million unsecured revolving loan (the "Revolving Loan") and the variable rate mortgages, even if such rate were in excess of the rate in the interest rate hedge contracts. The Operating Partnership would not realize a material loss as of December 31, 2000, in the event of non-performance by any one counterparty. Additionally, the Operating Partnership limits the amount of credit exposure with any one institution.


Common Unit and Stock Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. With each issuance of a share, the Operating Partnership will issue to the Company one Common Unit upon payment of the exercise price to the Operating Partnership; therefore, the Operating Partnership accounts for the Company's stock options as if issued by the Operating Partnership. In addition, the Operating Partnership grants options for a fixed number of Common Units to employees with an exercise price equal to the fair value of the shares of Common Stock at the date of grant. As described in Note 9, the Operating Partnership has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock and Common Unit options.


Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Comprehensive Income

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130") requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in partners' capital exclusive of transactions with owners such as capital contributions and dividends. The Operating Partnership did not report any comprehensive income items in any of the years presented.


Segment Reporting

     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), establishes standards for the public reporting of information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.


Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. In June 2000, FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133. Statement No. 133, as amended by Statement No. 138, requires the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of the Operating Partnership's derivatives is discussed in Note 3. The Operating Partnership will adopt SFAS No. 133/138, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. This new accounting standard requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Operating Partnership uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate swap, collar or cap. For financial reporting purposes, the gain or loss on the effective portion of the interest rate hedge is recorded as a component of equity, which becomes reclassified into earnings along with payments on the hedged liability.

     Upon adoption of SFAS No. 133/138 in January 2001, the Operating Partnership will record a net transition adjustment of $555,962 in unrealized loss (income statement) and a net transition adjustment of $125,000 in accumulated other comprehensive income (equity). Adoption of the standard will also result in the Operating Partnership recognizing $127,000 of derivative instrument liabilities and a reclassification of approximately $10.6 million of deferred financing costs from past cashflow hedging relationships from other assets to other comprehensive income. As in the past, these amounts will be recognized as additional interest expense

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

when the related cash flow payments on the debt are made. In general, the amount of volatility will vary with the level of derivative activities during any period.

     Effective January 1, 2000, the Operating Partnership adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 did not change existing rules on revenue recognition. Rather, SAB 101 explains how existing revenue recognition guidance should be applied for transactions not specifically addressed by existing rules. The adoption of SAB 101 did not have a material impact on the Operating Partnership's net income or financial position.


Reclassifications

     Certain amounts in the December 31, 1999 and 1998 Financial Statements have been reclassified to conform to the December 31, 2000 presentation. These reclassifications had no material effect on net income or partners' capital as previously reported.


2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     On March 15, 1999, the Operating Partnership closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG ("DLF"), pursuant to which the Operating Partnership sold or contributed certain office properties valued at approximately $142.0 million to a newly created limited partnership (the "Joint Venture"). DLF contributed approximately $55.0 million for a 77.19% interest in the Joint Venture, and the Joint Venture borrowed approximately $71.0 million from third-party lenders. The Operating Partnership retained the remaining 22.81% interest in the Joint Venture, received net cash proceeds of approximately $124.0 million and is the sole and exclusive manager and leasing agent of the Joint Venture's properties, for which the Operating Partnership receives customary management fees and leasing commissions.

     In addition, in connection with its merger with J.C. Nichols Company in July 1998, the Company succeeded to the interests of J.C. Nichols in a strategic alliance with R&R Investors, Ltd. pursuant to which R&R Investors manages and leases certain co-venture properties located in the Des Moines area. As a result of the merger, the Operating Partnership acquired an ownership interest of 50% or more in a series of nine co-ventures with R&R Investors. Certain of these properties were previously included in the Operating Partnership's consolidated financial statements. On June 2, 1999, the Operating Partnership agreed with R&R Investors to reorganize its respective ownership interests in the Des Moines properties such that each would own a 50% interest in the properties in the Des Moines area. Accordingly, the Operating Partnership has adopted the equity method of accounting for its investment in each of the Des Moines properties as a result of such reorganization. The impact of the reorganization was immaterial to the consolidated financial statements of the Operating Partnership.

     On May 9, 2000, the Operating Partnership closed a transaction with Dreilander-Fonds 97/26 and 99/32 ("DLF II") pursuant to which the Operating Partnership sold or contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000-square-foot development project valued at approximately $110.0 million to a newly created limited partnership (the "DLF II Joint Venture"). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture and the DLF II Joint Venture borrowed approximately $50.0 million from a third-party lender. The Operating Partnership initially retained the remaining 60.0% interest in the DLF II Joint Venture, received net cash proceeds of approximately $74.0 million and is the sole and exclusive manager and leasing agent of the DLF II Joint Venture's properties, for which the Operating Partnership receives customary management fees and leasing commissions. During 2000, DLF II contributed an additional $8.2 million

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES -- (Continued)

in cash to the DLF II Joint Venture, which increased its ownership percentage to 53.0%. The Operating Partnership has adopted the equity method of accounting for this joint venture.

     On December 19, 2000, the Operating Partnership formed various joint ventures with Denver-based Miller Global Properties, LLC ("Miller Global"). In the first joint venture, the Operating Partnership sold or contributed 19 in-service office properties encompassing approximately 2.5 million rentable square feet valued at approximately $335.0 million to a newly created limited liability company. As part of the formation of the first joint venture, Miller Global contributed approximately $85.0 million in cash for an 80% ownership interest and the joint venture borrowed approximately $238.8 million from a third-party lender. The Operating Partnership retained a 20.0% ownership interest and received net cash proceeds of approximately $307.0 million. The Operating Partnership has also agreed to contribute two additional development properties valued at approximately $10.3 million for a 20.0% ownership interest during the first part of 2001. The joint venture expects to borrow up to $7.2 million in connection with these two projects that will be funded by the existing third party lender. In the remaining joint ventures, the Operating Partnership contributed approximately $7.5 million of development land to various newly created limited liability companies. These joint ventures expect to develop four properties encompassing 435,000 rentable square feet with a budgeted cost of approximately $61.0 million. The Operating Partnership and Miller Global each own 50.0% of these joint ventures. In addition, the Operating Partnership is the sole and exclusive manager and leasing agent for the properties in all of these joint ventures and receives customary management fees and leasing commissions. The Operating Partnership has adopted the equity method of accounting for all of these joint ventures.

     As a result of these transactions, the Operating Partnership had investments accounted for under the equity method of accounting which consisted of the following at December 31, 2000 and 1999:


                                                                   2000             1999
                                                              Percent owned     Percent owned
                                                             ---------------   --------------
      Dallas County Partners .............................         50.00%           50.00%
      Dallas County Partners II ..........................         50.00            50.00
      Dallas County Partners III .........................         50.00            50.00
      Fountain Three .....................................         50.00            50.00
      Schweiz-Deutschland-USA DreilanderBeteiligung Objekt
       DLF 98/29-Walker Fink-KG ..........................         22.81            22.81
      Dreilander-Fonds 97/26 and 99/32 ...................         47.00               --
      RRHWoods, LC .......................................         50.00            50.00
      Highwoods-Markel Assoc., LLC .......................         50.00            50.00
      MG - HIW, LLC ......................................         20.00               --
      MG - HIW Peachtree Corners III, LLC ................         50.00               --
      MG - HIW Rocky Point, LLC ..........................         50.00               --
      MG - HIW Metrowest I, LLC ..........................         50.00               --
      MG - HIW Metrowest II, LLC .........................         50.00               --

     Selected aggregate financial data for unconsolidated affiliates for 2000 and 1999 is presented below:


                                                                  2000           1999
                                                              -----------     -----------
                                                                     (in thousands)
     Total assets ........................................      $818,041        $246,830
     Total liabilities ...................................      $549,547        $333,034
     Net income ..........................................      $  9,453        $  3,786

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

3. MORTGAGES AND NOTES PAYABLE

     Mortgages and notes payable consisted of the following at December 31, 2000 and 1999:


                                                                  2000           1999
                                                             -------------   ------------
                                                                    (in thousands)
         Mortgage notes payable:
           9.0% mortgage note due 2005 ...................    $   37,697     $   38,400
           8.1% mortgage note due 2005 ...................        29,328         29,914
           8.2% mortgage note due 2007 ...................        71,183         42,167
           7.8% mortgage note due 2009 ...................        92,840         94,024
           7.9% mortgage note due 2009 ...................        92,861         94,027
           7.8% mortgage note due 2010 ...................       136,836             --
           8.0% mortgage notes due 2013 ..................            --         59,064
           6.0% to 10.5% mortgage notes due between
            2000 and 2022 ................................       110,736        166,080
           Industrial Revenue Bonds due 2015 .............        37,000         37,000
           Variable rate mortgage note due 2001 ..........         8,199             --
           Variable rate mortgage notes due 2021 .........            --          1,889
                                                              ----------     ----------
                                                                 616,680        562,565
                                                              ----------     ----------
         Unsecured indebtedness:
           6.75% notes due 2003 ..........................    $  100,000     $  100,000
           8.0% notes due 2003 ...........................       146,500        150,000
           7.0% notes due 2006 ...........................       110,000        110,000
           7.125% notes due 2008 .........................       100,000        100,000
           8.125% notes due 2009 .........................        50,000         50,000
           7.19% notes due 2011 ..........................       100,000        100,000
           6.835% notes due 2013 .........................       125,000        125,000
           7.5% notes due 2018 ...........................       200,000        200,000
           Variable rate note due 2002 ...................        19,839         20,552
           Revolving loan due 2001 and 2003 ..............            --        201,000
                                                              ----------     ----------
                                                                 951,339      1,156,552
                                                              ----------     ----------
              Total ......................................    $1,568,019     $1,719,117
                                                              ==========     ==========

Secured Indebtedness

     Mortgage notes payable were secured by real estate with an aggregate carrying value of $1.0 billion at December 31, 2000.


Unsecured Indebtedness

     On June 24, 1997, the Operating Partnership sold $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the "Put Option Notes"). The Put Option Notes bear an interest rate of 7.19%. Under certain circumstances, the Put Option Notes could become subject to early maturity on June 15, 2004.

     On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013. The MOPPRS bear an interest rate of 6.835%. Under certain circumstances, the MOPPRS could become subject to early maturity on January 31, 2003.

     On December 14, 2000, the Operating Partnership obtained its new $300.0 million revolving loan (the "Revolving Loan") from a group of 10 lender banks. The Revolving Loan matures in December 2003

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

3. MORTGAGES AND NOTES PAYABLE -- (Continued)

and replaces the Operating Partnership's previous $450.0 million revolving credit facility. The Revolving Loan carries an interest rate based upon the Operating Partnership's senior unsecured credit ratings. As a result, interest would currently accrue on borrowings under the Revolving Loan at an average rate of LIBOR plus 85 basis points. The Revolving Loan also includes a $150.0 million competitive bid sub-facility. At December 31, 2000, the Operating Partnership had not borrowed any funds under the Revolving Loan. The terms of the Revolving Loan require the Operating Partnership to pay an annual facility fee equal to .20% of the aggregate amount of the Revolving Loan and require compliance with certain financial covenants. At December 31, 2000, the Operating Partnership was in compliance with these covenants.


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

     The following table sets forth information regarding the Operating Partnership's interest rate hedge contracts as of December 31, 2000 ($ in thousands):



                   Notional     Maturity                                   Fixed        Fair Market
 Type of Hedge      Amount        Date           Reference Rate            Rate            Value
- ---------------   ---------   -----------   -----------------------   --------------   ------------
Swap               $19,839      6/10/02     1-Month LIBOR + 0.75%             6.95%       $(125)
Collar              80,000     10/01/01     1-Month LIBOR                5.60-6.25%          (2)
Cap                  8,434      6/15/01     1-Month LIBOR                     7.75%          --

     The interest rate on all of the Operating Partnership's variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. Net (receipts)/payments made to counterparties under interest rate hedge contracts were ($206,894), $304,720 and $48,000 in 2000, 1999 and
1998, respectively, and were recorded as (decreases)/increases to interest expense.

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

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

3. MORTGAGES AND NOTES PAYABLE -- (Continued)

Other Information

     The aggregate maturities of the mortgage and notes payable at December 31, 2000 are as follows:



             Year of Maturity                    Principal Amount
             --------------------------------   -----------------
                                                 (in thousands)
             2001 .........................       $   19,226
             2002 .........................           58,455
             2003 .........................          262,031
             2004 .........................           13,957
             2005 .........................           80,944
             Thereafter ...................        1,133,406
                                                  ----------
                                                  $1,568,019
                                                  ==========

     Total interest capitalized was approximately $23,669,000, $29,147,000 and $17,968,000 in 2000, 1999 and 1998, respectively.


4. EMPLOYEE BENEFIT PLANS


Management Compensation Program

     The executive officers of the Company, which is the general partner of the Operating Partnership, participate in an annual cash incentive bonus program whereby they are eligible for cash bonuses based on a percentage of their annual base salary as of the prior December. Each executive's target level bonus is determined by competitive analysis and the executive's ability to influence overall performance of the Company and, assuming certain levels of the Company's performance, ranges from 40% to 85% of base salary depending on position in the Company. The eligible bonus percentage for each executive is determined by a weighted average of the Company's actual performance versus its annual plan using the following measures: return on invested capital; growth in funds from operations ("FFO") per share; property level cash flow as a percentage of plan; general and administrative expenses as a percentage of revenue; and growth in same store net operating income. To the extent this weighted average is less than or exceeds the Company's targeted performance level, the bonus percentage paid is proportionally reduced or increased on a predetermined scale. Depending on the Company's performance, annual incentive bonuses could range from zero to 200% of an executive's target level bonus. Bonuses are accrued in the year earned and are included in accrued expenses in the Consolidated Balance Sheets.

     Beginning on January 1, 1999, the Company established a Shareholder Value Plan which allows executive officers to participate in a long term incentive plan which includes annual grants of stock options and restricted shares. The mix of awards varies by position in the Company. The stock options vest ratably over four years. The restricted shares vest 50% after three years and 50% after five years. The awards are recorded at market value on the date of grant as unearned compensation expense and amortized over the restriction periods. Generally, recipients are eligible to receive dividends on restricted stock issued. Restricted stock and annual expense information is as follows:

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

4. EMPLOYEE BENEFIT PLANS -- (Continued)


                                                                      2000
                                                                  ------------
         Restricted shares outstanding at January 1 ...........           --
         Number of restricted shares awarded ..................      112,903
         Restricted shares repurchased or cancelled ...........       (7,958)
                                                                     -------
         Restricted shares outstanding at December 31 .........      104,945
                                                                     =======
         Annual expense, net ..................................     $561,000
                                                                    ========
         Average fair value per share .........................     $  24.19
                                                                    ========

     The Shareholder Value Plan rewards the executive officers of the Company when the total shareholder returns measured by increases in the market value of the Common Stock plus the dividends on those shares exceeds a comparable index of the Company's peers over a three year period. The payout for this program is determined by the Company's percent change in shareholder return compared to the composite index of its peer group. If the Company's performance is not at least 100% of the peer group index, no payout is made. To the extent performance exceeds the peer group, the payout increases. A new three year plan cycle beings each year under this program.

     In September 2000, the Company established a deferred compensation plan pursuant to which various executive officers could elect to defer a portion of the compensation that would otherwise be paid to the executive officer for investment in units of phantom stock. The maximum amount any executive officer can elect to defer for investment in units of phantom stock in any year is 25% each of his gross base salary and annual incentive bonus. At the end of each calendar quarter, any executive officer that elects to defer compensation in such a manner is credited with units of phantom stock at a 15% discount. Payouts will generally be made five years after the end of the calendar year in which units of phantom stock were credited.

     The Company's obligations to its executive officers are reimbursed by the Operating Partnership.


401(k) Savings Plan

     The Company has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Company matches the first 6% of compensation deferred at the rate of 75% of employee contributions. During 2000, 1999, and 1998, the Company contributed $955,303, $763,319 and $588,000, respectively, to the 401(k) savings plan. Administrative expenses of the plan are paid by the Company. The Company's obligations under and related to the 401(k) savings plan are reimbursed by the Operating Partnership.


Employee Stock Purchase Plan

     In August 1997, the Company instituted an Employee Stock Purchase Plan for all active employees. At the end of each three-month offering period, each participant's account balance is applied to acquire shares of Common Stock at 85% of the market value of the Common Stock, calculated as the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant may not invest more than $7,500 per quarter. Employees purchased 55,593 and 29,214 shares of Common Stock under the Employee Stock Purchase Plan during the years ended December 31, 2000 and 1999, respectively. With each share of Common Stock issued under the Employee Stock Purchase Plan, the Operating Partnership issues one Common Unit to the Company in exchange for the price paid by the employee for the share.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

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

     Expected future minimum rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 2000, are as follows (in thousands):


         2001 ......................................    $  425,080
         2002 ......................................       394,587
         2003 ......................................       342,600
         2004 ......................................       285,812
         2005 ......................................       229,350
         Thereafter ................................       839,586
                                                        ----------
                                                        $2,517,015
                                                        ==========

6. RELATED PARTY TRANSACTIONS

     The Operating Partnership makes advances to Highwoods Services, Inc. for working capital purposes. These advances bear interest at a rate of 8% per annum, are due on demand and totaled $27.1 million at December 31, 2000 and $15.1 million at December 31, 1999. The Operating Partnership recorded interest income from these advances of $1.2 million, $1.1 million and $826,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     During 2000, the Operating Partnership sold certain properties encompassing 2.0 million square feet to an entity controlled by a former executive officer and director for approximately $169.0 million, consisting of cash, shares of Common Stock, Common Units and the waiver and/or termination of certain outstanding obligations existing under various agreements between the Operating Partnership and such former executive officer and director.


7. PARTNERS' CAPITAL


Distributions

     Distributions paid on Common Units (including Redeemable Class A and Class B Common Units) were $2.25, $2.19 and $2.10 per Common Unit for the years ended December 31, 2000, 1999 and 1998, respectively.

     On January 30, 2001, the Board of Directors declared a Common Unit distribution of $.57 per Common Unit payable on February 22, 2001, to Common Unitholders of record on February 9, 2001.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

7. PARTNERS' CAPITAL -- (Continued)

Preferred Units

     On February 12, 1997, the Operating Partnership issued 125,000 Series A Preferred Units to the Company. The Series A Preferred Units are non-voting and have a liquidation preference of $1,000 per unit for an aggregate liquidation preference of $125.0 million plus accrued and unpaid distributions. The net proceeds of the Series A Preferred Units issued were $121.8 million. The Company is entitled to receive cumulative preferential cash distributions at a rate of 8 5/8% of the liquidation preference per annum (equivalent to $86.25 per unit). On or after February 12, 2027, the Series A Preferred Units may be redeemed for cash upon the redemption of the corresponding Series A Preferred Stock issued by the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other units, which may include other preferred units.

     On September 25, 1997, the Operating Partnership issued 6,900,000 Series B Preferred Units to the Company. The Series B Preferred Units are non-voting and have a liquidation preference of $25 per unit for an aggregate liquidation preference of $172.5 million plus accrued and unpaid distributions. The net proceeds of the Series B Preferred Units issued were $166.3 million. The Company is entitled to receive cumulative preferential cash distributions at a rate of 8% of the liquidation preference per annum (equivalent to $2.00 per unit). On or after September 25, 2002, the Series B Preferred Units may be redeemed for cash upon the redemption of the corresponding Series B Preferred Stock issued by the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other units, which may include other preferred units.

     On April 23, 1998, the Operating Partnership issued 400,000 Series D Preferred Units to the Company. The Series D Preferred Units are non-voting and have a liquidation preference of $250 per unit for an aggregate liquidation preference of $100 million plus accrued and unpaid distributions. The net proceeds (after underwriting and commission and other offering costs) of the Series D Preferred Units issued were $96.8 million. The Company is entitled to receive cumulative preferential cash distributions at a rate of 8% of the liquidation preference per annum (equivalent to $20.00 per unit). On or after April 23, 2003, the Series D Preferred Units may be redeemed for cash upon the redemption of the corresponding Series D Preferred Stock issued by the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other units, which may include other preferred units.


8. EARNINGS PER COMMON UNIT

     FASB Statement No. 128 replaced the calculation of primary and fully diluted earnings per Common Unit with basic and diluted earnings per Common Unit. Unlike primary earnings per Common Unit, basic earnings per Common Unit excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per Common Unit is computed using the weighted average number of Common Units and the dilutive effect of options, warrants and convertible securities outstanding, using the "treasury stock" method. Earnings per Common Unit data are required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements. All earnings per Common Unit amounts for all periods presented have, where appropriate, been restated to conform to the FASB Statement 128 requirements.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

8. EARNINGS PER COMMON UNIT -- (Continued)

     The following table sets forth the computation of basic and diluted earnings per Common Unit:



                                                                       2000          1999          1998
                                                                   -----------   -----------   -----------
                                                                   (in thousands, except per unit amounts)
Numerator:
 Income before extraordinary item ..............................    $ 158,437     $ 166,926     $ 151,135
 Dividends on preferred units ..................................      (32,580)      (32,580)      (30,092)
 Extraordinary item -- loss on early extinguishment of debt.....       (4,732)       (7,341)         (387)
                                                                    ---------     ---------     ---------
Numerator for basic earnings per Common Unit -- net
 income available for Class A Common Unit holders ..............    $ 121,125     $ 127,005     $ 120,656
Numerator for diluted earnings per share -- net income
 available for Class A Common Unit holders .....................    $ 121,125     $ 127,005     $ 120,656
Denominator:
Denominator for basic earnings per Common
 Unit -- weighted-average shares ...............................       67,054        70,182        64,847
 Effect of dilutive securities:
   Employee stock options ......................................          161            78           240
   Warrants ....................................................           10             8            45
                                                                    ---------     ---------     ---------
 Dilutive potential Common Units ...............................          171            86           285
Denominator for diluted earnings per Common
 Unit -- adjusted weighted average Common Units and
 assumed conversions ...........................................       67,225        70,268        65,132
Basic earnings per Common Unit .................................    $    1.81     $    1.81     $    1.86
                                                                    =========     =========     =========
Diluted earnings per Common Unit ...............................    $    1.80     $    1.81     $    1.85
                                                                    =========     =========     =========

9. STOCK OPTIONS AND WARRANTS

     As of December 31, 2000, 6,000,000 shares of the Company's authorized Common Stock were reserved for issuance upon the exercise of options under the Amended and Restated 1994 Stock Option Plan. Options generally vest over a four- or five-year period beginning with the date of grant.

     In 1995, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). SFAS 123 recommends the use of a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date on the fair value of the award and is recognized over the service period (generally the vesting period of the award). However, SFAS 123 specifically allows an entity to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") so long as pro forma disclosures of net income and earnings per share are made as if SFAS 123 had been adopted. The Operating Partnership has elected to follow APB 25 and related interpretations in accounting for its employee stock options because the Operating Partnership believes that the models available to estimate the fair value of employee stock options do not provide a reliable single measure of the fair value of employee stock options. Moreover, such models required the input of highly subjective assumptions, which can materially affect the fair value estimates. APB 25 requires the recognition of compensation expense at the date of grant equal to the difference between the option price and the value of the underlying stock. Because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, the Operating Partnership records no compensation expense for the award of employee stock options.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

9. STOCK OPTIONS AND WARRANTS -- (Continued)

     Under SFAS 123, a public entity must estimate the fair value of a stock option by using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. SFAS 123 provides examples of possible pricing models and includes the Black-Scholes pricing model, which the Operating Partnership used to develop its pro forma disclosures. However, as previously noted, the Operating Partnership does not believe that such models provide a reliable single measure of the fair value of employee stock options. Furthermore, the Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, rather than for use in estimating the fair value of employee stock options subject to vesting and transferability restrictions.

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, only options granted subsequent to that date were valued using this Black-Scholes model. The fair value of the options granted in 2000 was estimated at the dates of grant using the following weighted average assumptions: risk-free interest rates ranging between 5.78% and 6.67%, dividend yield of 10.91% and a weighted average expected life of the options of five years. The fair value of the options granted in 1999 was estimated at the dates of grant using the following weighted average assumptions: risk-free interest rates ranging between 4.21% and 6.81%, dividend yield of 10.65% and a weighted average expected life of the options of five years. The fair value of the options granted in 1998 was estimated at the dates of grant using the following weighted average assumptions: risk-free interest rates ranging between 3.29% and 6.01%, dividend yield of 9.0% and a weighted average expected life of the options of five years. Had the compensation cost for the stock option plans been determined based on the fair value at the dates of grant for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the Operating Partnership's net income and net income per unit would have decreased to the pro forma amounts indicated below (dollars in thousands, except per share amounts):



                                                                                 Year ended
                                                                                 December 31
                                                                ---------------------------------------------
                                                                     2000            1999            1998
                                                                -------------   -------------   -------------
Net income -- as reported ...................................     $ 121,125       $ 127,005       $ 120,656
Net income -- pro forma .....................................     $ 118,686       $ 124,673       $ 118,491
Net income per Common Unit -- basic (as reported) ...........     $    1.81       $    1.81       $    1.86
Net income per Common Unit -- diluted (as reported) .........     $    1.80       $    1.81       $    1.85
Net income per Common Unit -- basic (pro forma) .............     $    1.77       $    1.78       $    1.83
Net income per Common Unit -- diluted (pro forma) ...........     $    1.77       $    1.77       $    1.82

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

9. STOCK OPTIONS AND WARRANTS -- (Continued)

     The following table summarizes information about stock options outstanding at December 31, 2000, 1999 and 1998:



                                               Options Outstanding
                                          -----------------------------
                                                              Weighted
                                                              Average
                                               Number         Exercise
                                             of Shares         Price
                                            ------------    -----------
Balances at December 31, 1997 .........       3,322,997      $  30.40
Options granted .......................         737,754         27.21
Options canceled ......................         (11,800)        31.11
Options exercised .....................         (25,400)        21.98
                                              ---------      --------
Balances at December 31, 1998 .........       4,023,551         29.83
Options granted .......................       1,091,051         22.24
Options canceled ......................        (614,328)        30.82
Options exercised .....................        (100,840)        19.91
                                              ---------      --------
Balances at December 31, 1999 .........       4,399,434         28.01
Options granted .......................       1,050,204         20.96
Options canceled ......................      (2,072,453)        32.17
Options exercised .....................        (103,527)        16.87
                                             ----------      --------
Balances at December 31, 2000 .........       3,273,658      $  23.06
                                             ==========      ========


                                                Options Exercisable
                                          -----------------------------
                                                             Weighted
                                                             Average
                                           Number of         Exercise
                                             Shares           Price
                                         ------------    --------------
December 31, 1998 .....................     1,315,898       $   26.65
December 31, 1999 .....................     1,227,004       $   26.47
December 31, 2000 .....................     1,242,629       $   24.45

     Exercise prices for options outstanding as of December 31, 2000 ranged from $9.54 to $35.88. The weighted average remaining contractual life of those options is 7.5 years. Using the Black-Scholes options valuation model, the weighted average fair value of options granted during 2000, 1999 and 1998 was $0.90, $0.68 and $2.98, respectively.


     Warrants

     In connection with various acquisitions in 1997, 1996 and 1995, the Company issued warrants to purchase shares of Common Stock. The following table sets forth information regarding warrants outstanding as of December 31, 2000:



                                             Number of
                                              Warrants       Exercise
Date of Issuance                            Outstanding       Price
- -----------------                          -------------    ----------
    February 1995 .....................       35,000        $ 21.00
    April 1996 ........................      150,000        $ 28.00
    October 1997 ......................      538,035        $ 32.50
    December 1997 .....................      120,000        $ 34.13
                                             -------
    Total .............................      843,035
                                             =======

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

9. STOCK OPTIONS AND WARRANTS -- (Continued)

     The warrants granted in February 1995, April 1996 and December 1997 expire 10 years from the respective dates of issuance. All warrants are exercisable from the date of issuance. The warrants granted in October 1997 do not have an expiration date. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units; therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership.


10. COMMITMENTS AND CONTINGENCIES


     Lease

     Certain properties in the Operating Partnership's wholly owned portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index or on a predetermined schedule.

     For three properties, the Operating Partnership has the option to purchase the leased land during the lease term at the greater of 85% of appraised value or $35,000 per acre.

     For one property, the Operating Partnership has the option to purchase the leased land at any time during the lease term. The purchase price ranges from $1,800,000 to $2,200,000 depending on the exercise date.

     The obligation for future minimum lease payments is as follows (in thousands):


  2001 ...............................................    $ 1,236
  2002 ...............................................      1,211
  2003 ...............................................      1,194
  2004 ...............................................      1,194
  2005 ...............................................      1,194
  Thereafter .........................................     48,840
                                                          -------
                                                          $54,869
                                                          =======

     Litigation

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols Company, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint asserts claims against J.C. Nichols and certain named directors and officers of J.C. Nichols for breach of fiduciary duty to J.C. Nichols' stockholders and to members of the J.C. Nichols Company Employee Stock Ownership Trust, as well as claims under Section 14(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(2) of the Securities Act of 1933 variously against J.C. Nichols, the named directors and officers of J.C. Nichols and the Company. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss, and the court thereafter certified the proposed class of plaintiffs with respect to the remaining claims. By order dated August 28, 2000, the court granted in part and denied in part defendants' summary judgment motion. Defendants sought reconsideration of the court's ruling with respect to certain of the securities claims as to which the court denied their summary judgment motion, and by order dated January 11, 2001, the court granted in part that reconsideration motion. On the eve of the trial of this matter, the parties settled all their remaining claims. The terms of that settlement are now being documented. The Operating Partnership does not believe the settlement will have a material adverse effect on its business, financial condition or results of operations.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

10. COMMITMENTS AND CONTINGENCIES -- (Continued)

     In addition, the Operating Partnership is a party to a variety of legal proceedings arising in the ordinary course of its business. The Operating Partnership believes that it is adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse effect on the Operating Partnership's business, financial condition and results of operations.


     Contracts

     The Operating Partnership has entered into construction contracts totaling $417.4 million at December 31, 2000. The amounts remaining on these contracts as of December 31, 2000 totaled $81.5 million.

     The Operating Partnership has entered into various contracts under which it is committed to acquire 97.4 acres of land over a three-year period for an aggregate purchase price of approximately $11.5 million.


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


11. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Operating Partnership could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying amounts and estimated fair values of the Operating Partnership's financial instruments at December 31, 2000 were as follows (in thousands):



                                                       Carrying          Fair
                                                        Amount          Value
                                                    -------------   -------------
                                                           (in thousands)
          Cash and cash equivalents .............    $  102,486      $  102,486
          Accounts and notes receivable .........    $   95,888      $   95,888
          Mortgages and notes payable ...........    $1,568,019      $1,592,861
          Interest rate hedge contracts .........    $      554      $     (127)

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

11. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -- (Continued)

     The fair values for the Operating Partnership's fixed rate mortgages and notes payable were estimated using discounted cash flow analysis, based on the Operating Partnership's estimated incremental borrowing rate at December 31, 2000, for similar types of borrowing arrangements. The carrying amounts of the Operating Partnership's variable rate borrowings approximate fair value.

     The fair values of the Operating Partnership's interest rate hedge contracts represent the estimated amount the Operating Partnership would receive or pay to terminate or replace the financial instruments at current market rates.

     Disclosures about the fair value of financial instruments are based on relevant information available to the Operating Partnership at December 31, 2000. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.


12. ACQUISITION AND DISPOSITIONS

     On July 13, 1998, the Company completed its acquisition of J.C. Nichols Company ("JCN"), a Missouri real estate operating company, pursuant to a merger agreement dated December 22, 1997 and amended on April 29, 1998. The aggregate consideration totaled $544.0 million and consisted of the issuance of approximately 5.63 million shares of the Company's Common Stock, the assumption of approximately $229.0 million of debt, approximately $15.0 million in transaction costs and a cash payment of approximately $120.0 million, net of cash acquired of approximately $59.0 million. The merger was accounted for under the purchase method of accounting. The results of operations of JCN have been included in the Operating Partnership's financial statements for the period from July 13, 1998 to December 31, 1998. Unaudited pro forma information is provided in Note 13 as if the acquisition of JCN had occurred at the beginning of 1998.

     During 1999, the Operating Partnership sold approximately 3.3 million rentable square feet of office and industrial properties, 49 acres of development land in the South Florida area and 36 in-service central Florida office properties encompassing 2.1 million rentable square feet for gross proceeds of approximately $488.3 million. In addition, the Operating Partnership sold approximately 2.9 million rentable square feet of office and industrial properties for gross proceeds of $208.1 million. The Operating Partnership recorded a gain of $8.0 million related to these dispositions.

     In addition to the properties sold or contributed to the joint ventures, during 2000, as discussed in Note 2, the Operating Partnership sold approximately 4.8 million rentable square feet of office and industrial properties and 272.0 acres of development land for gross proceeds of $369.5 million. Since December 31, 2000, the Operating Partnership has sold 76,000 square feet of office properties and 277 apartment units for gross proceeds of $46.8 million.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

13. SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma information has been prepared assuming the acquisition of J.C. Nichols Company occurred as of January 1, 1998 (in thousands, except per share amounts):



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

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

14. SEGMENT INFORMATION -- (Continued)

     The accounting policies of the segments are the same as those described in
Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the years ended December 31, 2000, 1999 and 1998 (in thousands):



                                                                        2000            1999           1998
                                                                   -------------   -------------   -----------
Rental Income:
Office segment .................................................    $  442,454      $  464,450     $427,530
Industrial segment .............................................        45,758          51,168       48,134
Retail segment .................................................        36,127          32,799       13,922
Apartment segment ..............................................        17,474          16,822        9,374
                                                                    ----------      ----------     --------
Total Rental Income ............................................    $  541,813      $  565,239     $498,960
                                                                    ==========      ==========     ========
Net Operating Income:
Office segment .................................................    $  311,130      $  318,031     $291,624
Industrial segment .............................................        38,269          42,361       39,392
Retail segment .................................................        25,054          21,685        8,869
Apartment segment ..............................................        10,190           9,486        4,864
                                                                    ----------      ----------     --------
Total Net Operating Income .....................................    $  384,643      $  391,563     $344,749
Reconciliation to income before minority interest and
  extraordinary item:
Equity in income of unconsolidated affiliates ..................         3,112             633         (207)
Cost of unsuccessful transactions ..............................            --          (1,500)        (146)
Gain on disposition of assets ..................................         4,657           7,997        1,716
Interest and other income ......................................        17,000          14,002       11,009
Interest expense ...............................................      (108,795)       (111,385)     (93,959)
General and administrative expenses ............................       (23,092)        (22,345)     (20,630)
Depreciation and amortization ..................................      (119,088)       (112,039)     (91,397)
                                                                    ----------      ----------     --------
Income before minority interest and extraordinary item .........    $  158,437      $  166,926     $151,135
                                                                    ==========      ==========     ========


                                                                                  At December 31,
                                                                 ---------------------------------------------
                                                                      2000            1999            1998
                                                                 -------------   -------------   -------------
Total Assets:
Office segment ................................................    $2,638,007      $2,995,360      $3,235,815
Industrial segment ............................................       299,660         435,022         495,675
Retail segment ................................................       273,023         258,853         239,555
Apartment segment .............................................       118,144         118,549         139,093
Corporate and other ...........................................       332,203         164,295         137,562
                                                                   ----------      ----------      ----------
Total Assets ..................................................    $3,661,037      $3,972,079      $4,247,700
                                                                   ==========      ==========      ==========

15. SUBSEQUENT EVENTS (UNAUDITED)

     From January 1, 2001 to March 8, 2001, the Company repurchased 2.6 million shares of Common Stock and Common Units at a weighted average price of $25.19 per share/unit for an aggregate purchase price of approximately $65.1 million.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

15. SUBSEQUENT EVENTS (UNAUDITED) -- (Continued)

     In 1999, legislation affecting REITs was enacted that became effective January 1, 2001. As part of this legislation, REITs are permitted to own, directly or indirectly, taxable subsidiaries through which the REIT can provide non-customary services to its tenants without tainting the rents received by the REIT. Highwoods Services, Inc, was converted, tax-free, into a taxable REIT subsidiary on January 1, 2001.


16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Selected quarterly financial data for the years ended December 31, 2000, and 1999 are as follows (in thousands except per unit amounts):



                                                                  For the year ended December 31, 2000
                                             ---------------------------------------------------------------------------
                                              First Quarter   Second Quarter   Third Quarter   Fourth Quarter    Total
                                             --------------- ---------------- --------------- ---------------- ---------
Total Revenue ............................. $140,282         $144,114        $137,664        $139,865          $561,925
                                            --------         --------        --------        --------          --------
Income before cost of unsuccessful
  transactions, gain/(loss) on disposition
  of assets and extraordinary item ........   40,828           40,966          36,115          35,871           153,780
Gain/(loss) on disposition of assets ......    6,946          (26,062)         10,557          13,216             4,657
                                             --------        --------         --------        --------         --------
Income before extraordinary item ..........   47,774           14,904          46,672          49,087           158,437
Extraordinary Item-loss on early
  extinguishment of debt ..................     (195)            (839)         (3,310)           (388)           (4,732)
                                             --------        --------         --------        --------         --------
Net income ................................   47,579           14,065          43,362          48,699           153,705
Dividends on preferred units ..............   (8,145)          (8,145)         (8,145)         (8,145)          (32,580)
                                             --------        --------         --------        --------         --------
Net income available for Class A common
  units ................................... $ 39,434         $  5,920         $35,217         $40,554          $121,125
                                             ========        ========         ========        ========         ========
Net income per common unit-basic:
  Income before extraordinary item ........ $   0.57         $   0.10         $  0.58         $  0.63          $   1.88
  Extraordinary item -- loss on early
   extinguishment of debt .................       --            (0.01)          (0.05)          (0.01)            (0.07)
                                             --------        --------         --------        --------         --------
  Net income .............................. $   0.57         $   0.09         $  0.53         $  0.62          $   1.81
                                             ========        ========         ========        ========         ========
Net income per common unit-diluted:
  Income before extraordinary item ........ $   0.57         $   0.10         $  0.58         $  0.62          $   1.87
  Extraordinary item -- loss on early
   extinguishment of debt .................       --            (0.01)          (0.05)          (0.01)            (0.07)
                                             --------        --------         --------        --------         --------
  Net income .............................. $   0.57         $   0.09         $  0.53         $  0.61          $   1.80
                                             ========        ========         ========        ========         ========

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED): -- (Continued)


                                                                  For the year ended December 31, 1999
                                             ---------------------------------------------------------------------------
                                              First Quarter   Second Quarter   Third Quarter   Fourth Quarter    Total
                                             --------------- ---------------- --------------- ---------------- ---------
Total Revenue ............................. $150,586        $146,255         $139,847        $143,186         $579,874
                                            --------        --------         --------        --------         ---------
Income before cost of unsuccessful
  transactions, gain on disposition of
  assets, and extraordinary item .......... $ 40,804        $ 40,140          $42,780         $36,705          $160,429
Cost of unsuccessful transactions .........       --              --               --          (1,500)           (1,500)
Gain on disposition of assets .............      569           1,524              163           5,741             7,997
                                            --------         --------         --------        --------         ---------
Income before extraordinary item ..........   41,373          41,664           42,943          40,946           166,926
Extraordinary Item-loss on early
  extinguishment of debt ..................       --            (777)          (4,997)         (1,567)           (7,341)
                                            --------         --------         --------        --------         ---------
Net Income ................................   41,373          40,887           37,946          39,379           159,585
Dividends on preferred units ..............   (8,145)         (8,145)          (8,145)         (8,145)          (32,580)
                                            --------         --------         --------        --------         ---------
Net income available for Class A common
  units ................................... $ 33,228        $ 32,742          $29,801         $31,234          $127,005
                                            ========         ========         ========        ========         =========
Net income per common unit-basic:
  Income before extraordinary item ........ $   0.48        $   0.48          $  0.49         $  0.46          $   1.91
  Extraordinary item -- loss on early
   extinguishment of debt .................       --           (0.01)           (0.07)          (0.02)            (0.10)
                                            --------         --------         --------        --------         ---------
  Net Income .............................. $   0.48        $   0.47          $  0.42         $  0.44          $   1.81
                                            ========        ========         ========        ========         =========
Net income per common unit-diluted:
  Income before extraordinary item ........ $   0.48        $   0.48          $  0.49         $  0.46          $   1.91
  Extraordinary item -- loss on early
   extinguishment of debt .................       --           (0.01)           (0.07)          (0.02)            (0.10)
                                            --------        --------         --------        --------         ---------
  Net Income .............................. $   0.48        $   0.47          $  0.42         $  0.44          $   1.81
                                            ========        ========         ========        ========         =========

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                               December 31, 2000
                                (In thousands)

                                                                        Cost Capitalized
                                                                           Subsequent
                                                Initial Cost             to Acquisition
                                           ----------------------- --------------------------
                                  2000
                                  Encum-              Building &                 Building &
          Description             brance     Land    Improvements       Land   Improvements
         ------------          ----------- --------  -----------   -----------   ----------
Asheville, NC
Ridgefield I                        --       636         3,607       (636)         (3,607)
Ridgefield II                       --       910         5,157       (910)         (5,157)
Ridgefield III                      --       743         4,722       (743)         (4,722)
Ridgefield IV                       --        --            --        791              --
Atlanta, GA
Two Point Royal                     --     1,793        14,951         --             294
400 North Business Park             --       979         6,112         --             189
50 Glenlake                         --     2,500        20,000         --             242
6348 Northeast Expressway         1,319      277         1,629         --             105
6438 Northeast Expressway         1,495      181         2,225         --              77
Bluegrass Lakes                     --       816         3,775         --             (11)
Bluegrass Place 1                   --       491         2,016         --              25
Bluegrass Place 2                   --       412         2,529         --              41
Bluegrass Valley 1                  --     1,363            --         --           3,641
Bluegrass Land Site V10             --     1,812            --         --              --
Bluegrass Land Site V14             --     1,419            --         --              --
1700 Century Court                  --        --         2,456         --              --
1700 Century Circle                 --     1,115         3,148         --             514
1800 Century Boulevard              --     1,441        28,939         --             608
1875 Century Boulevard              --        --         8,790         --             376
1900 Century Boulevard              --        --         4,721         --             605
2200 Century Parkway                --        --        14,274         --           1,302
2400 Century Center                 --        --        14,970         --              20
2600 Century Parkway                --        --        10,254         --           1,058
2635 Century Parkway                --        --        21,083         --           1,268
2800 Century Parkway                --        --        19,963         --             385
Chattahoochee Avenue                --       248         1,817         --             241
Chastain Place I                    --       472         3,011         --             924
Chastain Place II                   --       607         2,097         --               8
Chastain Place III                  --       539         1,662         --              (9)
Corporate Lakes Distribution
 Center                             --     1,275         7,227         --             503
Cosmopolitan North                  --     2,855         4,155         --             900
Century Plaza 1                     --     1,290         8,425         --             164
Century Plaza 2                     --     1,380         7,589         --             186
Century Plaza 3                     --       570            --         --              --
Deerfield Land                      --       879            --       (879)             --
Deerfield 1                         --     1,194         2,612     (1,194)         (2,612)
EKA Chemical                        --       609         9,883         --               3
1035 Fred Drive                     --       270         1,239         --              31
1077 Fred Drive                     --       384         1,191       (384)         (1,191)
5125 Fulton Industrial Blvd         --       578         3,116         --              92
Fulton Corporate Center             --       542         2,042       (542)         (2,042)
10 Glenlake                         --     3,021        30,966     (3,021)        (30,856)
Gwinnett Distribution Center        --     1,128         5,943         --             399
Kennestone Corporate
 Center                             --       518         4,874         --             247
Lavista Business Park               --       821         5,244         --             619
Norcross, I, II                     --       326         1,979         --              81
Nortel                              --     3,342        32,109         --              14
Newpoint Place I                    --       825         3,799         --              20
Newpoint Place II                   --     1,436         3,321         47             556
Newpoint Place III                  --       661         1,866         --             694
Newpoint Place                      --       187            --      3,039              10
Oakbrook I                          (6)      873         4,948         --             144
Oakbrook II                         (6)    1,579         8,388         --           1,199
Oakbrook III                        (6)    1,480         8,388         --             220
Oakbrook IV                         (6)      953         5,400         --             154
Oakbrook V                          (6)    2,206        12,501         --             348



                                        Gross Amount at
                               Which Carried at Close of Period
                               ---------------------------------
                                                                                                  Life on
                                                                                                   Which
                                          Building &               Accumulated      Date of     Depreciation
          Description            Land    Improvements    Total    Depreciation   Construction   is Computed
          -----------          -------- -------------- --------- -------------- -------------- -------------
Asheville, NC
Ridgefield I                      --            --         --            --         1987         5-40 yrs.
Ridgefield II                     --            --         --            --         1989         5-40 yrs.
Ridgefield III                    --            --         --            --         1998         5-40 yrs.
Ridgefield IV                    791            --        791            --          N/A            N/A
Atlanta, GA
Two Point Royal                1,793        15,245     17,038         1,210         1997         5-40 yrs.
400 North Business Park          979         6,301      7,280           619         1985         5-40 yrs.
50 Glenlake                    2,500        20,242     22,742         1,648         1997         5-40 yrs.
6348 Northeast Expressway        277         1,734      2,011           170         1978         5-40 yrs.
6438 Northeast Expressway        181         2,302      2,483           230         1981         5-40 yrs.
Bluegrass Lakes                  816         3,764      4,580           301         1999         5-40 yrs.
Bluegrass Place 1                491         2,041      2,532           174         1995         5-40 yrs.
Bluegrass Place 2                412         2,570      2,982           218         1996         5-40 yrs.
Bluegrass Valley 1             1,363         3,641      5,004            87         2000         5-40 yrs.
Bluegrass Land Site V10        1,812            --      1,812            --         1999         5-40 yrs.
Bluegrass Land Site V14        1,419            --      1,419            --         1999         5-40 yrs.
1700 Century Court                --         2,456      2,456             3         1983         5-40 yrs.
1700 Century Circle            1,115         3,662      4,777           552         1972         5-40 yrs.
1800 Century Boulevard         1,441        29,547     30,988         2,997         1975         5-40 yrs.
1875 Century Boulevard            --         9,166      9,166           961         1976         5-40 yrs.
1900 Century Boulevard            --         5,326      5,326           677         1971         5-40 yrs.
2200 Century Parkway              --        15,576     15,576         1,828         1971         5-40 yrs.
2400 Century Center               --        14,990     14,990         1,747         1998         5-40 yrs.
2600 Century Parkway              --        11,312     11,312         1,122         1973         5-40 yrs.
2635 Century Parkway              --        22,351     22,351         2,382         1980         5-40 yrs.
2800 Century Parkway              --        20,348     20,348         2,016         1983         5-40 yrs.
Chattahoochee Avenue             248         2,058      2,306           318         1970         5-40 yrs.
Chastain Place I                 472         3,935      4,407           721         1997         5-40 yrs.
Chastain Place II                607         2,105      2,712           292         1998         5-40 yrs.
Chastain Place III               539         1,653      2,192           182         1999         5-40 yrs.
Corporate Lakes Distribution
 Center                        1,275         7,730      9,005           928         1988         5-40 yrs.
Cosmopolitan North             2,855         5,055      7,910           738         1980         5-40 yrs.
Century Plaza 1                1,290         8,589      9,879           294         1981         5-40 yrs.
Century Plaza 2                1,380         7,775      9,155           257         1984         5-40 yrs.
Century Plaza 3                  570            --        570            --         1984         5-40 yrs.
Deerfield Land                    --            --         --            --          N/A            N/A
Deerfield 1                       --            --         --            --         1999         5-40 yrs.
EKA Chemical                     609         9,886     10,495           690         1998         5-40 yrs.
1035 Fred Drive                  270         1,270      1,540           126         1973         5-40 yrs.
1077 Fred Drive                   --            --         --            --         1973         5-40 yrs.
5125 Fulton Industrial Blvd      578         3,208      3,786           337         1973         5-40 yrs.
Fulton Corporate Center           --            --         --            --         1973         5-40 yrs.
10 Glenlake                       --           110        110            --         1998         5-40 yrs.
Gwinnett Distribution Center   1,128         6,342      7,470           689         1991         5-40 yrs.
Kennestone Corporate
 Center                          518         5,121      5,639           508         1985         5-40 yrs.
Lavista Business Park            821         5,863      6,684           679         1973         5-40 yrs.
Norcross, I, II                  326         2,060      2,386           206         1970         5-40 yrs.
Nortel                         3,342        32,123     35,465         2,241         1998         5-40 yrs.
Newpoint Place I                 825         3,819      4,644           707         1998         5-40 yrs.
Newpoint Place II              1,483         3,877      5,360           153         1999         5-40 yrs.
Newpoint Place III               661         2,560      3,221           302         1998         5-40 yrs.
Newpoint Place                 3,226            10      3,236            --          N/A            N/A
Oakbrook I                       873         5,092      5,965           597         1981         5-40 yrs.
Oakbrook II                    1,579         9,587     11,166         1,430         1983         5-40 yrs.
Oakbrook III                   1,480         8,608     10,088         1,069         1984         5-40 yrs.
Oakbrook IV                      953         5,554      6,507           636         1985         5-40 yrs.
Oakbrook V                     2,206        12,849     15,055         1,559         1985         5-40 yrs.

                                                                        Cost Capitalized
                                                                           Subsequent
                                                Initial Cost             to Acquisition
                                           ----------------------- --------------------------
                                  2000
                                  Encum-              Building &                 Building &
          Description             brance     Land    Improvements       Land   Improvements
         ------------          ----------- --------  -----------   -----------   ----------
Oakbrook Summitt                  4,497       950       6,572          --             447
Oxford Lake Business Center         --        855       7,014          --              99
Peachtree Corners Land              --      1,394          --        (386)             --
Peachtree Corners I                 --      1,923       5,100      (1,923)         (5,100)
Peachtree Corners II                --      1,392       4,482      (1,392)         (4,482)
Southside Distribution
 Center                             --        810       1,219          --           3,370
Highwoods Center I
 Tradeport                          --        305       3,299          --              17
HIW Center II at Tradeport          --        635       3,474          --             768
Atlanta Tradeport                   --      6,694          --        (660)             23
Tradeport I                         --        557       2,669          --             173
Tradeport II                        --        557       3,456          --              57
Tradeport III                       --         --          --         668           3,812
Baltimore, MD
Sportsman Club                      --     15,291          --       8,797              --
Eakin & Smith                       --         --          --       2,692          23,981
Charlotte, NC
4101 Stuart Andrew
 Boulevard                          --         70         510          --             254
4105 Stuart Andrew
 Boulevard                          --         26         189          --              22
4109 Stuart Andrew
 Boulevard                          --         87         636          --              65
4201 Stuart Andrew
 Boulevard                          --        110         809          --              58
4205 Stuart Andrew
 Boulevard                          --        134         979          --              60
4209 Stuart Andrew
 Boulevard                          --         91         665          --              80
4215 Stuart Andrew
 Boulevard                          --        133         978          --              74
4301 Stuart Andrew
 Boulevard                          --        232       1,702          --             121
4321 Stuart Andrew
 Boulevard                          --         73         534          --              41
4601 Park Square                    --      2,601       7,802          --             270
Alston & Bird                       --      2,362       5,379           4              40
First Citizens Building             --        647       5,528          --             493
Twin Lakes Distribution
 Center                             --      2,816       6,570          --               1
Mallard Creek I                     --      1,248       4,142          --             143
Mallard Creek III                   --        845       4,762          --              82
Mallard Creek IV                    --        348       1,152          --               3
Mallard Creek V                     --      1,665       8,738          --           1,461
Mallard Creek VI                    --        834         --           --              --
NationsFord Business Park           --      1,206         --       (1,206)             --
Oakhill Land                        --      2,796         --           --              --
Oak Hill Business Park
 English                            (6)       750       4,248          --              93
Oak Hill Business Park Laurel       (6)       471       2,671          --             398
Oak Hill Business Park+B150
 Live Oak                           --      1,403       5,611          --             611
Oak Hill Business Park
 Scarlett                           (6)     1,073       6,078          --             446
Oak Hill Business Park Twin
 Oak                                (6)     1,243       7,044          --             634
Oak Hill Business Park
 Willow                             (6)       442       2,505          --             880
Oak Hill Business Park Water        (6)     1,623       9,196          --             829
Pinebrook                           --        846       4,607          --             272
Parkway Plaza Building 1            --      1,110       4,741          --             670
Parkway Plaza Building 2            --      1,694       6,777          --           1,227
Parkway Plaza Building 3            (3)     1,570       6,282          --             532
Parkway Plaza Building 6            --         --       2,438          --             526
Parkway Plaza Building 7            --         --       4,648          --             237
Parkway Plaza Building 8            --         --       4,698          --             203
Parkway Plaza Building 9            --         --       6,008          --              28



                                         Gross Amount at
                                Which Carried at Close of Period
                                ---------------------------------
                                                                                                    Life on
                                                                                                     Which
                                           Building &               Accumulated      Date of      Depreciation
          Description             Land    Improvements    Total   Depreciation   Construction     is Computed
- ------------------------------- -------- -------------- --------- -------------- --------------  -------------
Oakbrook Summitt                   950        7,019      7,969           781         1981         5-40 yrs.
Oxford Lake Business Center        855        7,113      7,968           740         1985         5-40 yrs.
Peachtree Corners Land           1,008           --      1,008            --          N/A            N/A
Peachtree Corners I                 --           --         --            --         1999         5-40 yrs.
Peachtree Corners II                --           --         --            --         1999         5-40 yrs.
Southside Distribution
 Center                            810        4,589      5,399           451         1988         5-40 yrs.
Highwoods Center I
 Tradeport                         305        3,316      3,621           346         1999         5-40 yrs.
HIW Center II at Tradeport         635        4,242      4,877           258         1999         5-40 yrs.
Atlanta Tradeport                6,034           23      6,057            --          N/A            N/A
Tradeport I                        557        2,842      3,399           243         1999         5-40 yrs.
Tradeport II                       557        3,513      4,070           333         1999         5-40 yrs.
Tradeport III                      668        3,812      4,480             8         1999         5-40 yrs.
Baltimore, MD
Sportsman Club                  24,088           --     24,088            --          N/A            N/A
Eakin & Smith                    2,692       23,981     26,673           467         1998         5-40 yrs.
Charlotte, NC
4101 Stuart Andrew
 Boulevard                          70          764        834           224         1984         5-40 yrs.
4105 Stuart Andrew
 Boulevard                          26          211        237            43         1984         5-40 yrs.
4109 Stuart Andrew
 Boulevard                          87          701        788           109         1984         5-40 yrs.
4201 Stuart Andrew
 Boulevard                         110          867        977           144         1982         5-40 yrs.
4205 Stuart Andrew
 Boulevard                         134        1,039      1,173           165         1982         5-40 yrs.
4209 Stuart Andrew
 Boulevard                          91          745        836           127         1982         5-40 yrs.
4215 Stuart Andrew
 Boulevard                         133        1,052      1,185           173         1982         5-40 yrs.
4301 Stuart Andrew
 Boulevard                         232        1,823      2,055           286         1982         5-40 yrs.
4321 Stuart Andrew
 Boulevard                          73          575        648            87         1982         5-40 yrs.
4601 Park Square                 2,601        8,072     10,673           567         1972         5-40 yrs.
Alston & Bird                    2,366        5,419      7,785           396         1965         5-40 yrs.
First Citizens Building            647        6,021      6,668         1,141         1989         5-40 yrs.
Twin Lakes Distribution
 Center                          2,816        6,571      9,387           487         1991         5-40 yrs.
Mallard Creek I                  1,248        4,285      5,533           338         1986         5-40 yrs.
Mallard Creek III                  845        4,844      5,689           330         1990         5-40 yrs.
Mallard Creek IV                   348        1,155      1,503            76         1993         5-40 yrs.
Mallard Creek V                  1,665       10,199     11,864           460         1999         5-40 yrs.
Mallard Creek VI                   834           --        834            --          N/A            N/A
NationsFord Business Park           --           --         --            --          N/A            N/A
Oakhill Land                     2,796           --      2,796            --          N/A            N/A
Oak Hill Business Park
 English                           750        4,341      5,091           500         1984         5-40 yrs.
Oak Hill Business Park Laurel      471        3,069      3,540           435         1984         5-40 yrs.
Oak Hill Business Park+B150
 Live Oak                        1,403        6,222      7,625           898         1989         5-40 yrs.
Oak Hill Business Park
 Scarlett                        1,073        6,524      7,597           808         1982         5-40 yrs.
Oak Hill Business Park Twin
 Oak                             1,243        7,678      8,921           911         1985         5-40 yrs.
Oak Hill Business Park
 Willow                            442        3,385      3,827           619         1982         5-40 yrs.
Oak Hill Business Park Water     1,623       10,025     11,648         1,430         1985         5-40 yrs.
Pinebrook                          846        4,879      5,725           467         1986         5-40 yrs.
Parkway Plaza Building 1         1,110        5,411      6,521           758         1982         5-40 yrs.
Parkway Plaza Building 2         1,694        8,004      9,698         1,667         1983         5-40 yrs.
Parkway Plaza Building 3         1,570        6,814      8,384         1,111         1984         5-40 yrs.
Parkway Plaza Building 6            --        2,964      2,964           591         1996         5-40 yrs.
Parkway Plaza Building 7            --        4,885      4,885           625         1985         5-40 yrs.
Parkway Plaza Building 8            --        4,901      4,901           617         1986         5-40 yrs.
Parkway Plaza Building 9            --        6,036      6,036           765         1984         5-40 yrs.

                                                                        Cost Capitalized
                                                                           Subsequent
                                                Initial Cost             to Acquisition
                                           ----------------------- --------------------------
                                  2000
                                  Encum-              Building &                 Building &
          Description             brance     Land    Improvements       Land   Improvements
         ------------          ----------- --------  -----------   -----------   ----------
Parkway Plaza Building 10          --          --         2,328         160             217
Parkway Plaza Bldg 12              --         112         1,489          --             265
Parkway Plaza Bldg 14              --         483         6,077          --             440
Columbia, SC
Center Point I                     --       1,313         7,441          --              99
Center Point II                    --       1,183         8,724           1              12
Center Point V                     --         265         1,279          --             330
Center Point VI                    --         265            --          --              --
Fontaine I                         --       1,219         6,907          --             326
Fontaine II                        --         941         5,335          --             778
Fontaine III                       --         853         4,833          --              87
Fontaine V                         --         395         2,237          --               3
Piedmont Triad, NC
Concourse Center 1                 --         946         7,646         180              63
ECPI                               --         431         2,522          --              --
Bissell Land                       --         990            --          --              --
6348 Burnt Poplar                  --         721         2,883          --              26
6350 Burnt Poplar                  --         339         1,365          --              17
Chimney Rock A/B                   --       1,610         3,757           1             293
Chimney Rock C                     --         604         1,408          --               5
Chimney Rock D                     --         236           550          --               7
Chimney Rock E                     --       1,692         3,948           1              55
Chimney Rock F                     --       1,431         3,338           1               3
Chimney Rock G                     --       1,044         2,435           1              12
Deep River Corporate Center        --       1,033         5,855          --             310
Airpark East-Copier
 Consultants                       (2)        252         1,008         (29)            124
Airpark East-Building 1            (2)        377         1,510          --             101
Airpark East-Building 2            (2)        461         1,842          --              27
Airpark East-Building 3            (2)        321         1,283          --              85
Airpark East-HewlettPackard        (2)        149           727         315             205
Airpark East-Inacom Building       (2)        106           478         159             294
Airpark East-Simplex               (2)        103           526         168             259
Airpark East-Building A            (2)        541         2,913         (33)            550
Airpark East-Building B            (2)        779         3,200         (43)            381
Airpark East-Building C            (2)      2,384         9,535          --             668
Airpark East-Building D            (2)        271         3,213         579             727
Airpark East Expansion             (2)         --            --          36              --
Airpark East Land                   --      1,317            --      (1,317)             --
Airpark East-Service Center 1      (2)        275         1,099         (39)            133
Airpark East-Service Center 2      (2)        222           889         (31)            119
Airpark East-Service Center 3      (2)        304         1,214          --              66
Airpark East-Service Center 4      (2)        224           898          --             198
Airpark East-Service Court         (2)        194           774         (24)             57
Airpark East-Warehouse 1           (2)        384         1,535         (29)             67
Airpark East-Warehouse 2           (2)        372         1,488          --              86
Airpark East-Warehouse 3           (2)        370         1,480         (30)             49
Airpark East-Warehouse 4           (2)        657         2,628          --             179
Airpark East-Highland              (2)        175           699         (30)            386
206 South Westgate Drive           --          91           664         (91)           (664)
207 South Westgate Drive           --         138         1,012        (138)         (1,012)
300 South Westgate Drive           --          68           496         (68)           (496)
305 South Westgate Drive           --          30           220         (30)           (220)
307 South Westgate Drive           --          66           485         (66)           (485)
309 South Westgate Drive           --          68           496         (68)           (496)
311 South Westgate Drive           --          75           551         (75)           (551)
315 South Westgate Drive           --          54           396         (54)           (396)
317 South Westgate Drive           --          81           597         (81)           (597)
319 South Westgate Drive           --          54           396         (54)           (396)
Inman Road Land                    --       2,357            --          --              --
7906 Industrial Village Road       --          62           455          --              23
7908 Industrial Village Road       --          62           455          --              34
7910 Industrial Village Road       --          62           455          --              47
Jefferson Pilot Land            5,069      13,560            --      (1,471)             --
Airpark North - DC1                (2)        723         2,891          --             206
Airpark North - DC2                (2)      1,094         4,375          --              95
Airpark North - DC3                (2)        378         1,511          --             215



                                          Gross Amount at
                                 Which Carried at Close of Period
                                -----------------------------------
                                                                                                      Life on
                                                                                                       Which
                                             Building &              Accumulated      Date of       Depreciation
          Description              Land     Improvements    Total   Depreciation   Construction     is Computed
         ------------           ---------- -------------- --------- -------------- --------------  -------------
Parkway Plaza Building 10           160         2,545       2,705          453         1999         5-40 yrs.
Parkway Plaza Bldg 12               112         1,754       1,866           95         1999         5-40 yrs.
Parkway Plaza Bldg 14               483         6,517       7,000          331         1999         5-40 yrs.
Columbia, SC
Center Point I                    1,313         7,540       8,853          848         1988         5-40 yrs.
Center Point II                   1,184         8,736       9,920        1,190         1996         5-40 yrs.
Center Point V                      265         1,609       1,874          266         1997         5-40 yrs.
Center Point VI                     265            --         265           --          N/A            N/A
Fontaine I                        1,219         7,233       8,452          792         1985         5-40 yrs.
Fontaine II                         941         6,113       7,054        1,154         1987         5-40 yrs.
Fontaine III                        853         4,920       5,773          569         1988         5-40 yrs.
Fontaine V                          395         2,240       2,635          242         1990         5-40 yrs.
Piedmont Triad, NC
Concourse Center 1                1,126         7,709       8,835          489         1999         5-40 yrs.
ECPI                                431         2,522       2,953           13         2000         5-40 yrs.
Bissell Land                        990            --         990           --          N/A            N/A
6348 Burnt Poplar                   721         2,909       3,630          427         1990         5-40 yrs.
6350 Burnt Poplar                   339         1,382       1,721          203         1992         5-40 yrs.
Chimney Rock A/B                  1,611         4,050       5,661          257         1981         5-40 yrs.
Chimney Rock C                      604         1,413       2,017           96         1983         5-40 yrs.
Chimney Rock D                      236           557         793           37         1983         5-40 yrs.
Chimney Rock E                    1,693         4,003       5,696          273         1985         5-40 yrs.
Chimney Rock F                    1,432         3,341       4,773          229         1987         5-40 yrs.
Chimney Rock G                    1,045         2,447       3,492          166         1987         5-40 yrs.
Deep River Corporate Center       1,033         6,165       7,198          803         1989         5-40 yrs.
Airpark East-Copier
 Consultants                        223         1,132       1,355          175         1990         5-40 yrs.
Airpark East-Building 1             377         1,611       1,988          269         1990         5-40 yrs.
Airpark East-Building 2             461         1,869       2,330          276         1986         5-40 yrs.
Airpark East-Building 3             321         1,368       1,689          229         1986         5-40 yrs.
Airpark East-HewlettPackard         464           932       1,396          225         1996         5-40 yrs.
Airpark East-Inacom Building        265           772       1,037          205         1996         5-40 yrs.
Airpark East-Simplex                271           785       1,056          172         1997         5-40 yrs.
Airpark East-Building A             508         3,463       3,971          682         1986         5-40 yrs.
Airpark East-Building B             736         3,581       4,317          684         1988         5-40 yrs.
Airpark East-Building C           2,384        10,203      12,587        1,611         1990         5-40 yrs.
Airpark East-Building D             850         3,940       4,790          804         1997         5-40 yrs.
Airpark East Expansion               36            --          36           --          N/A            N/A
Airpark East Land                    --            --          --           --          N/A            N/A
Airpark East-Service Center 1       236         1,232       1,468          238         1985         5-40 yrs.
Airpark East-Service Center 2       191         1,008       1,199          165         1985         5-40 yrs.
Airpark East-Service Center 3       304         1,280       1,584          232         1985         5-40 yrs.
Airpark East-Service Center 4       224         1,096       1,320          165         1985         5-40 yrs.
Airpark East-Service Court          170           831       1,001          144         1990         5-40 yrs.
Airpark East-Warehouse 1            355         1,602       1,957          256         1985         5-40 yrs.
Airpark East-Warehouse 2            372         1,574       1,946          261         1985         5-40 yrs.
Airpark East-Warehouse 3            340         1,529       1,869          232         1986         5-40 yrs.
Airpark East-Warehouse 4            657         2,807       3,464          451         1988         5-40 yrs.
Airpark East-Highland               145         1,085       1,230          122         1990         5-40 yrs.
206 South Westgate Drive             --            --          --           --         1986         5-40 yrs.
207 South Westgate Drive             --            --          --           --         1986         5-40 yrs.
300 South Westgate Drive             --            --          --           --         1986         5-40 yrs.
305 South Westgate Drive             --            --          --           --         1985         5-40 yrs.
307 South Westgate Drive             --            --          --           --         1985         5-40 yrs.
309 South Westgate Drive             --            --          --           --         1985         5-40 yrs.
311 South Westgate Drive             --            --          --           --         1985         5-40 yrs.
315 South Westgate Drive             --            --          --           --         1985         5-40 yrs.
317 South Westgate Drive             --            --          --           --         1985         5-40 yrs.
319 South Westgate Drive             --            --          --           --         1985         5-40 yrs.
Inman Road Land                   2,357            --       2,357           --          N/A            N/A
7906 Industrial Village Road         62           478         540           65         1985         5-40 yrs.
7908 Industrial Village Road         62           489         551           75         1985         5-40 yrs.
7910 Industrial Village Road         62           502         564           74         1985         5-40 yrs.
Jefferson Pilot Land             12,089            --      12,089           --          N/A            N/A
Airpark North - DC1                 723         3,097       3,820          455         1986         5-40 yrs.
Airpark North - DC2               1,094         4,470       5,564          674         1987         5-40 yrs.
Airpark North - DC3                 378         1,726       2,104          362         1988         5-40 yrs.

                                                                        Cost Capitalized
                                                                           Subsequent
                                                Initial Cost             to Acquisition
                                           ----------------------- --------------------------
                                  2000
                                  Encum-              Building &                 Building &
          Description             brance     Land    Improvements       Land   Improvements
         ------------          ----------- --------  -----------   -----------   ----------
Airpark North - DC4             (2)       377         1,508            --            141
Airpark North Land              --        804            --            --             --
2606 Phoenix Drive-100
 Series                         --         63           466            --             --
2606 Phoenix Drive-200
 Series                         --         63           466            --             84
2606 Phoenix Drive-300
 Series                         --         31           229            --            100
2606 Phoenix Drive-400
 Series                         --         52           382            --             11
2606 Phoenix Drive-500
 Series                         --         64           471            --             20
2606 Phoenix Drive-600
 Series                         --         78           575            --             16
Network Construction            --         --           533            --            200
5 Dundas Circle                 --         72           531           (72)          (531)
7 Dundas Circle                 --         75           552           (75)          (552)
8 Dundas Circle                 --         84           617           (84)          (617)
302 Pomona Drive                --         84           617           (84)          (617)
304 Pomona Drive                --         22           163           (22)          (163)
306 Pomona Drive                --         50           368           (50)          (368)
308 Pomona Drive                --         72           531           (72)          (531)
9 Dundas Circle                 --         51           373           (51)          (373)
2616 Phoenix Drive              --        135           990          (135)          (990)
500 Radar Road                  --        202         1,484            --            118
502 Radar Road                  --         39           285            --             80
504 Radar Road                  --         39           285            --             14
506 Radar Road                  --         39           285            --             12
Regency One-Piedmont
 Center                         --        515         2,347            --            579
Regency Two-Piedmont
 Center                         --        435         1,859            --            509
Sears Cenfact                   --        861         3,446           (31)            43
4000 Spring Garden Street       --        127           933          (127)          (933)
4002 Spring Garden Street       --         39           290           (39)          (290)
4004 Spring Garden Street       --        139         1,019          (139)        (1,019)
Airpark South Warehouse I       --        537         2,934             8           (427)
Airpark South Warehouse 2       --        733         2,548            11            (37)
Airpark South Warehouse 3       --        599         2,365            --             --
Airpark South Warehouse 4       --        489         2,175             7            287
Airpark South Warehouse VI      --      1,690         3,915            26              3
Airpark West-1                  (3)       954         3,817            --            390
Airpark West-2                  (3)       887         3,536            (3)           505
Airpark West-4                  (3)       226           903            --            132
Airpark West-5                  (3)       242           966            --            127
Airpark West-6                  (3)       326         1,308            --            128
7327 West Friendly Avenue       --         60           441            --             11
7339 West Friendly Avenue       --         63           465            --             27
7341 West Friendly Avenue       --        113           831            --            108
7343 West Friendly Avenue       --         72           531            --             26
7345 West Friendly Avenue       --         66           485            --             14
7347 West Friendly Avenue       --         97           709            --             63
7349 West Friendly Avenue       --         53           388            --             14
7351 West Friendly Avenue       --        106           778            --             30
7353 West Friendly Avenue       --        123           901            --             16
7355 West Friendly Avenue       --         72           525            --             21
150 Stratford                   --      2,777        11,459            --            112
ALO                             --        177           986            --              2
Chesapeake                      (3)     1,236         4,944            --              8
Forsyth Corporate Center        (6)       326         1,850            --            652
The Knollwood(370)              (2)     1,819         7,451            --            476
The Knollwood(380)              (2)     2,977        11,912            --            570
The Knollwood - Retail@380      (2)        --             1            --            141
RMIC                            --      1,091         5,525        (1,091)        (5,525)
Robinhood                       --        290         1,159            --            130
101 Stratford                   --      1,205         6,810            --            381



                                      Gross Amount at
                             Which Carried at Close of Period
                             ---------------------------------
                                                                                                  Life on
                                                                                                   Which
                                        Building &               Accumulated      Date of       Depreciation
         Description           Land    Improvements    Total   Depreciation   Construction      is Computed
       --------------        -------- -------------- --------- -------------- --------------   -------------
Airpark North - DC4            377         1,649      2,026           290         1988         5-40 yrs.
Airpark North Land             804            --        804            --          N/A            N/A
2606 Phoenix Drive-100
 Series                         63           466        529            64         1989         5-40 yrs.
2606 Phoenix Drive-200
 Series                         63           550        613            66         1989         5-40 yrs.
2606 Phoenix Drive-300
 Series                         31           329        360            67         1989         5-40 yrs.
2606 Phoenix Drive-400
 Series                         52           393        445            60         1989         5-40 yrs.
2606 Phoenix Drive-500
 Series                         64           491        555            78         1989         5-40 yrs.
2606 Phoenix Drive-600
 Series                         78           591        669            94         1989         5-40 yrs.
Network Construction            --           733        733            94         1988         5-40 yrs.
5 Dundas Circle                 --            --         --            --         1987         5-40 yrs.
7 Dundas Circle                 --            --         --            --         1986         5-40 yrs.
8 Dundas Circle                 --            --         --            --         1986         5-40 yrs.
302 Pomona Drive                --            --         --            --         1987         5-40 yrs.
304 Pomona Drive                --            --         --            --         1987         5-40 yrs.
306 Pomona Drive                --            --         --            --         1987         5-40 yrs.
308 Pomona Drive                --            --         --            --         1987         5-40 yrs.
9 Dundas Circle                 --            --         --            --         1986         5-40 yrs.
2616 Phoenix Drive              --            --         --            --         1985         5-40 yrs.
500 Radar Road                 202         1,602      1,804           257         1981         5-40 yrs.
502 Radar Road                  39           365        404            79         1986         5-40 yrs.
504 Radar Road                  39           299        338            43         1986         5-40 yrs.
506 Radar Road                  39           297        336            43         1986         5-40 yrs.
Regency One-Piedmont
 Center                        515         2,926      3,441           524         1996         5-40 yrs.
Regency Two-Piedmont
 Center                        435         2,368      2,803           584         1996         5-40 yrs.
Sears Cenfact                  830         3,489      4,319           513         1989         5-40 yrs.
4000 Spring Garden Street       --            --         --            --         1983         5-40 yrs.
4002 Spring Garden Street       --            --         --            --         1983         5-40 yrs.
4004 Spring Garden Street       --            --         --            --         1983         5-40 yrs.
Airpark South Warehouse I      545         2,507      3,052           269         1998         5-40 yrs.
Airpark South Warehouse 2      744         2,511      3,255            97         1999         5-40 yrs.
Airpark South Warehouse 3      599         2,365      2,964            56         1999         5-40 yrs.
Airpark South Warehouse 4      496         2,462      2,958           164         1999         5-40 yrs.
Airpark South Warehouse VI   1,716         3,918      5,634           179         1999         5-40 yrs.
Airpark West-1                 954         4,207      5,161           905         1984         5-40 yrs.
Airpark West-2                 884         4,041      4,925           814         1985         5-40 yrs.
Airpark West-4                 226         1,035      1,261           214         1985         5-40 yrs.
Airpark West-5                 242         1,093      1,335           202         1985         5-40 yrs.
Airpark West-6                 326         1,436      1,762           282         1985         5-40 yrs.
7327 West Friendly Avenue       60           452        512            62         1987         5-40 yrs.
7339 West Friendly Avenue       63           492        555            75         1989         5-40 yrs.
7341 West Friendly Avenue      113           939      1,052           158         1988         5-40 yrs.
7343 West Friendly Avenue       72           557        629            79         1988         5-40 yrs.
7345 West Friendly Avenue       66           499        565            75         1988         5-40 yrs.
7347 West Friendly Avenue       97           772        869           145         1988         5-40 yrs.
7349 West Friendly Avenue       53           402        455            62         1988         5-40 yrs.
7351 West Friendly Avenue      106           808        914           121         1988         5-40 yrs.
7353 West Friendly Avenue      123           917      1,040           125         1988         5-40 yrs.
7355 West Friendly Avenue       72           546        618            74         1988         5-40 yrs.
150 Stratford                2,777        11,571     14,348         1,858         1991         5-40 yrs.
ALO                            177           988      1,165            13         1998         5-40 yrs.
Chesapeake                   1,236         4,952      6,188           729         1993         5-40 yrs.
Forsyth Corporate Center       326         2,502      2,828           468         1985         5-40 yrs.
The Knollwood(370)           1,819         7,927      9,746         1,309         1994         5-40 yrs.
The Knollwood(380)           2,977        12,482     15,459         2,095         1990         5-40 yrs.
The Knollwood - Retail@380      --           142        142            56         1995         5-40 yrs.
RMIC                            --            --         --            --         1998         5-40 yrs.
Robinhood                      290         1,289      1,579           233         1989         5-40 yrs.
101 Stratford                1,205         7,191      8,396           557         1986         5-40 yrs.

                                                                        Cost Capitalized
                                                                           Subsequent
                                                Initial Cost             to Acquisition
                                           ----------------------- --------------------------
                                  2000
                                  Encum-              Building &                 Building &
          Description             brance     Land    Improvements       Land   Improvements
         ------------          ----------- --------  -----------   -----------   ----------
Consolidated Center/
 Building I                       --        625        2,126          --              56
Consolidated Center/
 Building II                      --        625        4,376          --             138
Consolidated Center/
 Building III                     --        680        3,522          --              51
Consolidated Center/
 Building IV                      --        376        1,624          --             184
Champion Headquarters             --      1,725        6,280      (1,725)         (6,280)
Hampton Park - Building 5         --        318          742        (318)           (742)
Hampton Park - Building 6         --        371          866        (371)           (866)
Hampton Park - Building 7         --        212          495        (212)           (495)
Hampton Park - Building 8         --        212          495        (212)           (495)
Hampton Park - Building 9         --        212          495        (212)           (495)
5100 Indiana Avenue               --        490        1,143          --               2
Madison Park - Building 5610      --        211          493          --              --
Madison Park - Building 5620      --        941        2,196          --              --
Madison Park - Building 5630      --      1,486        3,468          --              13
Madison Park - Building 5635      --        893        2,083          --              --
Madison Park - Building 5640      --      3,632        8,476          --              35
Madison Park - Building 5650      --      1,081        2,522          --               1
Madison Park - Building 5660      --      1,910        4,456          --              83
Madison Park - Building 5655      --      5,891       13,753          --               1
711 Almondridge                   --        301          702          --              25
710 Almondridge                   --      1,809        4,221         523           5,211
500 Northridge                    --      1,789        4,174          --               6
520 Northridge                    --      1,645        3,876          --             243
531 Northridge Warehouse          --      4,992       11,648          --             174
531 Northridge Office             --        766        1,788          --               1
540 Northridge                    --      2,038        4,755          --             415
550 Northridge                    --        472        1,102          --             154
US Airways                        (6)     2,625       14,824          --             209
University Commercial
 Center-Landmark 03               --        429        1,771          --             170
University Commercial
 Center-Archer 04                 --        514        2,058          --             181
University Commercial
 Center-Service Center 1          --        276        1,155          --              66
University Commercial
 Center-Service Center 2          --        215          859          --             127
University Commercial
 Center-Service Center 3          --        167          668          --              26
University Commercial
 Center-Warehouse 1               --        203          812          --               8
University Commercial
 Center-Warehouse 2               --        196          786          --              13
Westpoint Business Park-BMF       --        795        3,181          --               3
Westpoint Business
 Park-Luwabahnson                 --        346        1,384          --               1
Westpoint Business Park
 (3 & 4)                          --        120         480           --              38
Westpoint Business Park           --      1,759          --       (1,759)             --
Westpoint Business
 Park-Wp 11                       --        393        1,570          --              69
Westpoint Business
 Park-Wp 12                       --        382        1,531          --              42
Westpoint Business
 Park-Wp 13                       --        297        1,192          --              41
Westpoint Business
 Park-Fairchild                   --        640        2,577          --              25
Westpoint Business
 Park-Warehouse 5                 --        178          590          --             452
Greenville, SC
385 Land                          --      1,800          --           --              --
Nationsbank Plaza                 --        642        9,349          --           1,883
Brookfield Plaza                  (6)     1,489        8,437          --             345
Brookfield-CRS Sirrine            --      3,022       17,125          --              24
Brookfield-YMCA                   --         33         189           --              16



                                        Gross Amount at
                               Which Carried at Close of Period
                               ---------------------------------
                                                                                                    Life on
                                                                                                     Which
                                          Building &               Accumulated      Date of       Depreciation
          Description            Land    Improvements    Total   Depreciation   Construction      is Computed
         ------------          -------- -------------- --------- -------------- --------------   -------------
Consolidated Center/
 Building I                      625         2,182      2,807           170         1983         5-40 yrs.
Consolidated Center/
 Building II                     625         4,514      5,139           368         1983         5-40 yrs.
Consolidated Center/
 Building III                    680         3,573      4,253           279         1989         5-40 yrs.
Consolidated Center/
 Building IV                     376         1,808      2,184           195         1989         5-40 yrs.
Champion Headquarters             --            --         --            --         1993         5-40 yrs.
Hampton Park - Building 5         --            --         --            --         1981         5-40 yrs.
Hampton Park - Building 6         --            --         --            --         1980         5-40 yrs.
Hampton Park - Building 7         --            --         --            --         1983         5-40 yrs.
Hampton Park - Building 8         --            --         --            --         1984         5-40 yrs.
Hampton Park - Building 9         --            --         --            --         1985         5-40 yrs.
5100 Indiana Avenue              490         1,145      1,635            73         1982         5-40 yrs.
Madison Park - Building 5610     211           493        704            31         1988         5-40 yrs.
Madison Park - Building 5620     941         2,196      3,137           141         1983         5-40 yrs.
Madison Park - Building 5630   1,486         3,481      4,967           223         1983         5-40 yrs.
Madison Park - Building 5635     893         2,083      2,976           134         1986         5-40 yrs.
Madison Park - Building 5640   3,632         8,511     12,143           544         1985         5-40 yrs.
Madison Park - Building 5650   1,081         2,523      3,604           162         1984         5-40 yrs.
Madison Park - Building 5660   1,910         4,539      6,449           285         1984         5-40 yrs.
Madison Park - Building 5655   5,891        13,754     19,645           882         1987         5-40 yrs.
711 Almondridge                  301           727      1,028            56         1988         5-40 yrs.
710 Almondridge                2,332         9,432     11,764           300         1989         5-40 yrs.
500 Northridge                 1,789         4,180      5,969           274         1988         5-40 yrs.
520 Northridge                 1,645         4,119      5,764           274         1988         5-40 yrs.
531 Northridge Warehouse       4,992        11,822     16,814           757         1989         5-40 yrs.
531 Northridge Office            766         1,789      2,555           116         1989         5-40 yrs.
540 Northridge                 2,038         5,170      7,208           311         1987         5-40 yrs.
550 Northridge                   472         1,256      1,728           126         1989         5-40 yrs.
US Airways                     2,625        15,033     17,658         1,177       1970-1987      5-40 yrs.
University Commercial
 Center-Landmark 03              429         1,941      2,370           315         1985         5-40 yrs.
University Commercial
 Center-Archer 04                514         2,239      2,753           387         1986         5-40 yrs.
University Commercial
 Center-Service Center 1         276         1,221      1,497           212         1983         5-40 yrs.
University Commercial
 Center-Service Center 2         215           986      1,201           190         1983         5-40 yrs.
University Commercial
 Center-Service Center 3         167           694        861           105         1984         5-40 yrs.
University Commercial
 Center-Warehouse 1              203           820      1,023           120         1983         5-40 yrs.
University Commercial
 Center-Warehouse 2              196           799        995           117         1983         5-40 yrs.
Westpoint Business Park-BMF      795         3,184      3,979           467         1986         5-40 yrs.
Westpoint Business
 Park-Luwabahnson                346         1,385      1,731           204         1990         5-40 yrs.
Westpoint Business Park
 (3 & 4)                         120           518        638            78         1988         5-40 yrs.
Westpoint Business Park           --            --         --            --          N/A            N/A
Westpoint Business
 Park-Wp 11                      393         1,639      2,032           256         1988         5-40 yrs.
Westpoint Business
 Park-Wp 12                      382         1,573      1,955           232         1988         5-40 yrs.
Westpoint Business
 Park-Wp 13                      297         1,233      1,530           182         1988         5-40 yrs.
Westpoint Business
 Park-Fairchild                  640         2,602      3,242           380         1990         5-40 yrs.
Westpoint Business
 Park-Warehouse 5                178         1,042      1,220           292         1995         5-40 yrs.
Greenville, SC
385 Land                       1,800            --      1,800            --          N/A            N/A
Nationsbank Plaza                642        11,232     11,874         1,250         1973         5-40 yrs.
Brookfield Plaza               1,489         8,782     10,271         1,115         1987         5-40 yrs.
Brookfield-CRS Sirrine         3,022        17,149     20,171         1,849         1990         5-40 yrs.
Brookfield-YMCA                   33           205        238            33         1990         5-40 yrs.

                                                                        Cost Capitalized
                                                                           Subsequent
                                                Initial Cost             to Acquisition
                                           ----------------------- --------------------------
                                  2000
                                  Encum-              Building &                 Building &
          Description             brance     Land    Improvements       Land   Improvements
         ------------          ----------- --------  -----------   -----------   ----------
385 Building 1                        --        1,413        1,401         --        2,783
Patewood I                            --          942        5,016         --           71
Patewood II                           --          942        5,018         --          285
Patewood III                          (6)         835        4,733         --          158
Patewood IV                           (6)       1,210        6,856         --           14
Patewood V                            (6)       1,677        9,503         --           22
Patewood VI                           --        2,375        9,643         --          (32)
769 Pelham Road                       --          705        2,778         --            3
Patewood Business Center              --        1,312        7,436         --          252
Jacksonville, FL
9A Land                               --        3,915           --         --           --
Belfort Park I                        --        1,322        4,285     (1,322)      (4,285)
Belfort Park II                       --          831        5,066       (831)      (5,066)
Belfort Park III                      --          647        4,063       (647)      (4,063)
Belfort Park VI                       --           --           --        656           --
Belfort Park VII                      --           --           --      2,103           --
CIGNA Building                        --          381        1,592       (381)      (1,592)
Harry James Building                  --          272        1,360       (272)      (1,360)
Independent Square                    --        3,985       44,633     (3,985)     (44,633)
Three Oaks Plaza                      --        1,630       14,036     (1,630)     (14,036)
Reflections                           --          958        9,877       (958)      (9,877)
Southpoint Building                   --          594        3,987       (594)      (3,987)
SWD Land Annex                        --           --           --          1            5
Highwoods Center                      --        1,143        6,476     (1,143)      (6,476)
Life of the South Building            --          184        4,750       (184)      (4,750)
Tallahasse, FL
Blair Stone Building                  --        1,550       32,988     (1,550)     (32,988)
215 South Monroe St.
 Building                             --        1,950       17,853     (1,950)     (17,853)
Shawnee Mission, KS
Corinth Square North Shops            (4)       2,693       10,772         --           64
Corinth Shops South                   (4)       1,043        4,172         --           13
Fairway Shops                      2,620          673        2,694         --          127
Prairie Village Rest & Bank           (7)          --           --         --          247
Prairie Village Shops                 (7)       3,289       13,157         --        1,216
Shannon Valley Shopping
 Center                             6,258       1,669        6,678         --        1,844
Trailwood III Shops                   --          223          893       (223)        (893)
Trailwood Shops                       --          458        1,831       (458)      (1,831)
Westwood Shops                        --          113          453       (113)        (453)
Brymar Building                       --          329        1,317         --            2
Corinth Executive Square              --          514        2,054         --          286
Corinth Office Building              821          529        2,116         --           20
Fairway North Building             4,500          753        3,013         --          252
Fairway West Building              3,775          851        3,402         --          223
Hartford Office Building              --          568        2,271       (568)      (2,271)
Land - Kansas                         --       28,275          121     (8,194)        (121)
Nichols Building                     870          490        1,959         --           73
Oak Park Building                     --          368        1,470       (368)      (1,470)
Prairie Village Office Center         --          749        2,997         --          102
QUIVIRA Business Park A               --          191          447       (191)        (447)
QUIVIRA Business Park B               --          179          417       (179)        (417)
QUIVIRA Business Park C               --          189          440       (189)        (440)
QUIVIRA Business Park D               --          154          360       (154)        (360)
QUIVIRA Business Park E               --          251          586       (251)        (586)
QUIVIRA Business Park F               --          171          400       (171)        (400)
QUIVIRA Business Park G               --          205          477       (205)        (477)
QUIVIRA Business Park H               --          175          407       (175)        (407)
QUIVIRA Business Park J               --          360          839       (360)        (839)
QUIVIRA Business Park L               --           98          222        (98)        (222)
QUIVIRA Business Park K               --           95          222        (95)        (222)
QUIVIRA Business Park SWB             --          257          600       (257)        (600)
Kansas City, MO
48th & Penn                           (5)         418        3,765         --          812
Balcony Retail                        (5)         889        8,002         --        2,945
Brookside Shopping Center          3,699        2,002        8,602        154          649



                                         Gross Amount at
                                Which Carried at Close of Period
                                ---------------------------------
                                                                                                    Life on
                                                                                                     Which
                                           Building &               Accumulated      Date of      Depreciation
          Description             Land    Improvements    Total   Depreciation   Construction     is Computed
         ------------           -------- -------------- --------- -------------- --------------  -------------
385 Building 1                   1,413        4,184      5,597           604         1998         5-40 yrs.
Patewood I                         942        5,087      6,029           497         1985         5-40 yrs.
Patewood II                        942        5,303      6,245           560         1987         5-40 yrs.
Patewood III                       835        4,891      5,726           651         1989         5-40 yrs.
Patewood IV                      1,210        6,870      8,080           741         1989         5-40 yrs.
Patewood V                       1,677        9,525     11,202         1,027         1990         5-40 yrs.
Patewood VI                      2,375        9,611     11,986         1,103         1999         5-40 yrs.
769 Pelham Road                    705        2,781      3,486           202         1989         5-40 yrs.
Patewood Business Center         1,312        7,688      9,000           841         1983         5-40 yrs.
Jacksonville, FL
9A Land                          3,915           --      3,915            --          N/A            N/A
Belfort Park I                      --           --         --            --         1988         5-40 yrs.
Belfort Park II                     --           --         --            --         1988         5-40 yrs.
Belfort Park III                    --           --         --            --         1988         5-40 yrs.
Belfort Park VI                    656           --        656            --          N/A            N/A
Belfort Park VII                 2,103           --      2,103            --          N/A            N/A
CIGNA Building                      --           --         --            --         1972         5-40 yrs.
Harry James Building                --           --         --            --         1982         5-40 yrs.
Independent Square                  --           --         --            --         1975         5-40 yrs.
Three Oaks Plaza                    --           --         --            --         1972         5-40 yrs.
Reflections                         --           --         --            --         1985         5-40 yrs.
Southpoint Building                 --           --         --            --         1980         5-40 yrs.
SWD Land Annex                       1            5          6             1          N/A            N/A
Highwoods Center                    --           --         --            --         1991         5-40 yrs.
Life of the South Building          --           --         --            --         1964         5-40 yrs.
Tallahasse, FL
Blair Stone Building                --           --         --            --         1994         5-40 yrs.
215 South Monroe St.
 Building                           --           --         --            --         1976         5-40 yrs.
Shawnee Mission, KS
Corinth Square North Shops       2,693       10,836     13,529           713         1962         5-40 yrs.
Corinth Shops South              1,043        4,185      5,228           267         1953         5-40 yrs.
Fairway Shops                      673        2,821      3,494           215         1940         5-40 yrs.
Prairie Village Rest & Bank         --          247        247             2         1948         5-40 yrs.
Prairie Village Shops            3,289       14,373     17,662           995         1948         5-40 yrs.
Shannon Valley Shopping
 Center                          1,669        8,522     10,191           633         1988         5-40 yrs.
Trailwood III Shops                 --           --         --            --         1986         5-40 yrs.
Trailwood Shops                     --           --         --            --         1968         5-40 yrs.
Westwood Shops                      --           --         --            --         1926         5-40 yrs.
Brymar Building                    329        1,319      1,648            91         1968         5-40 yrs.
Corinth Executive Square           514        2,340      2,854           200         1973         5-40 yrs.
Corinth Office Building            529        2,136      2,665           135         1960         5-40 yrs.
Fairway North Building             753        3,265      4,018           254         1985         5-40 yrs.
Fairway West Building              851        3,625      4,476           302         1983         5-40 yrs.
Hartford Office Building            --           --         --            --         1978         5-40 yrs.
Land - Kansas                   20,081           --     20,081            --          N/A            N/A
Nichols Building                   490        2,032      2,522           155         1978         5-40 yrs.
Oak Park Building                   --           --         --            --         1976         5-40 yrs.
Prairie Village Office Center      749        3,099      3,848           232         1960         5-40 yrs.
QUIVIRA Business Park A             --           --         --            --         1975         5-40 yrs.
QUIVIRA Business Park B             --           --         --            --         1973         5-40 yrs.
QUIVIRA Business Park C             --           --         --            --         1973         5-40 yrs.
QUIVIRA Business Park D             --           --         --            --         1973         5-40 yrs.
QUIVIRA Business Park E             --           --         --            --         1973         5-40 yrs.
QUIVIRA Business Park F             --           --         --            --         1973         5-40 yrs.
QUIVIRA Business Park G             --           --         --            --         1973         5-40 yrs.
QUIVIRA Business Park H             --           --         --            --         1973         5-40 yrs.
QUIVIRA Business Park J             --           --         --            --         1973         5-40 yrs.
QUIVIRA Business Park L             --           --         --            --         1985         5-40 yrs.
QUIVIRA Business Park K             --           --         --            --         1985         5-40 yrs.
QUIVIRA Business Park SWB           --           --         --            --         1973         5-40 yrs.
Kansas City, MO
48th & Penn                        418        4,577      4,995           415         1948         5-40 yrs.
Balcony Retail                     889       10,947     11,836           687         1925         5-40 yrs.
Brookside Shopping Center        2,156        9,251     11,407           582         1919         5-40 yrs.

                                                                        Cost Capitalized
                                                                           Subsequent
                                                Initial Cost             to Acquisition
                                           ----------------------- --------------------------
                                  2000
                                  Encum-              Building &                 Building &
          Description             brance     Land    Improvements       Land   Improvements
         ------------          ----------- --------  -----------   -----------   ----------
Court of the Penguins               (5)         566       5,091          --             491
Colonial Shops                      --          138         550          --              14
Crestwood Shops                     --          253       1,013        (253)         (1,013)
Esplanade                           (5)         748       6,734          --           1,407
Land Under Ground Leases
 Retail                             --        9,789         114(18)  (8,688)           (114)
Ground Leases Retail KH             --          677          --          --              --
Halls Block                         (5)         275       2,478          --           3,335
Kenilworth                          --          113         452        (113)           (452)
Macy's Block                        (5)         504       4,536          --             503
Millcreek Retail                    (5)         602       5,422          --           1,714
Nichols Block Retail                (5)         600       5,402          --             795
96th & Nall Shops                   --           99         397         (99)           (397)
Plaza Central                       (5)         405       3,649          --           1,452
Plaza Savings South                 (5)         357       3,211          --           1,724
Romanelli Annex Shops               --           24          97         (24)            (97)
Red Bridge Shops                    --        1,091       4,364          --           1,007
Romanelli Shops                     --          219         875        (219)           (875)
Seville Shops West                  (5)         300       2,696          --           9,494
Seville Square                      (5)          --      20,973          --             719
Swanson Block                       (5)         949       8,537          --           3,769
Theater Block                       (5)       1,197      10,769          --           4,321
Time Block Retail                   (5)       1,292      11,627          --           4,330
Triangle                            (5)         308       2,771          --             539
Corinth Gardens                     --          283       1,603          --             119
Coach House North                8,000        1,604       9,092          --             322
Coach House South               20,000        4,578      21,008          --           5,973
Coach Lamp                          --          870       4,929          --             302
Corinth Paddock                     --        1,050       5,949          --             411
Corinth Place                    4,500          639       3,623          --              95
Rental Houses                       --           --          --          --              --
Kenilworth                       6,910        2,160      12,240          --             675
Kirkwood Circle                     --        3,000          --      (3,000)             --
Mission Valley                     994          576       3,266          --             105
Neptune                          4,372        1,073       6,079          --              81
Parklane                            --          273       1,548          --             108
Regency House                    4,063        1,853      10,500          --           1,859
St. Charles Apartments              --           --          --          --              --
Sulgrave                         7,546        2,621      14,855          --           1,306
Wornall Road Apartments             --           30         171          --              14
4900 Main Building                  --           --      12,809       4,476             337
63rd & Brookside Building           --           71         283          --              14
Balcony Office                      (5)          65         585          --              94
Bannister Business Center           --          306         713        (306)           (713)
Esplanade Block Office              (5)         375       3,374          --             261
Marley Continental
 Homes of KS                        --          180       1,620        (180)         (1,620)
Millcreek Office                    (5)          79         717          --             183
Land - Missouri                     --        3,794         190        (434)             --
Nichols Block Office                (5)          74         668          --              76
One Ward Parkway                    --          666       2,663          --             212
Park Plaza Building                 (5)       1,352       5,409          --             276
Parkway Building                    --          395       1,578          --             135
Romanelli Annex Office
 Building                           --           73         294         (73)           (294)
Red Bridge Professional
 Building                           --          405       1,621        (405)         (1,621)
Somerset                            --           30         122          --              --
Two Brush Creek Plaza               --          961       3,845          --             182
Theatre Block Office                (5)         242       2,179          --             142
Time Block Office                   (5)         199       1,792          --             911
Valencia Place Retail               (5)          --       2,245         441          10,927
Valencia Place Office               (5)       1,530      27,548          --           4,665
HPI Rental Houses                   --           --         949          --              --
HPI St. Charles Apartments          --           45         165          --              --
HPI 4900 Main St                    --        3,202          --          --              --
HPI Challenger                      --       19,095          --          --              --



                                      Gross Amount at
                             Which Carried at Close of Period
                             ---------------------------------
                                                                                                 Life on
                                                                                                  Which
                                        Building &               Accumulated      Date of      Depreciation
         Description           Land    Improvements    Total   Depreciation   Construction     is Computed
        -------------        -------- -------------- --------- -------------- --------------  -------------
Court of the Penguins           566        5,582      6,148           446         1945         5-40 yrs.
Colonial Shops                  138          564        702            44         1907         5-40 yrs.
Crestwood Shops                  --           --         --            --         1932         5-40 yrs.
Esplanade                       748        8,141      8,889           586         1928         5-40 yrs.
Land Under Ground Leases
 Retail                       1,101           --      1,101            --          N/A            N/A
Ground Leases Retail KH         677           --        677            --          N/A            N/A
Halls Block                     275        5,813      6,088           198         1964         5-40 yrs.
Kenilworth                       --           --         --            --         1965         5-40 yrs.
Macy's Block                    504        5,039      5,543           364         1926         5-40 yrs.
Millcreek Retail                602        7,136      7,738           585         1920         5-40 yrs.
Nichols Block Retail            600        6,197      6,797           435         1930         5-40 yrs.
96th & Nall Shops                --           --         --            --         1976         5-40 yrs.
Plaza Central                   405        5,101      5,506           455         1958         5-40 yrs.
Plaza Savings South             357        4,935      5,292           275         1948         5-40 yrs.
Romanelli Annex Shops            --           --         --            --         1963         5-40 yrs.
Red Bridge Shops              1,091        5,371      6,462           294         1959         5-40 yrs.
Romanelli Shops                  --           --         --            --         1925         5-40 yrs.
Seville Shops West              300       12,190     12,490           656         1999         5-40 yrs.
Seville Square                   --       21,692     21,692           818         1999         5-40 yrs.
Swanson Block                   949       12,306     13,255           687         1967         5-40 yrs.
Theater Block                 1,197       15,090     16,287         1,033         1928         5-40 yrs.
Time Block Retail             1,292       15,957     17,249           945         1929         5-40 yrs.
Triangle                        308        3,310      3,618           265         1925         5-40 yrs.
Corinth Gardens                 283        1,722      2,005           109         1961         5-40 yrs.
Coach House North             1,604        9,414     11,018           586         1986         5-40 yrs.
Coach House South             4,578       26,981     31,559         1,326         1984         5-40 yrs.
Coach Lamp                      870        5,231      6,101           321         1961         5-40 yrs.
Corinth Paddock               1,050        6,360      7,410           391         1973         5-40 yrs.
Corinth Place                   639        3,718      4,357           230         1987         5-40 yrs.
Rental Houses                    --           --         --            --          N/A         5-40 yrs.
Kenilworth                    2,160       12,915     15,075           799         1965         5-40 yrs.
Kirkwood Circle                  --           --         --            --          N/A            N/A
Mission Valley                  576        3,371      3,947           210         1964         5-40 yrs.
Neptune                       1,073        6,160      7,233           386         1988         5-40 yrs.
Parklane                        273        1,656      1,929            99         1924         5-40 yrs.
Regency House                 1,853       12,359     14,212           829         1960         5-40 yrs.
St. Charles Apartments           --           --         --            --         1922         5-40 yrs.
Sulgrave                      2,621       16,161     18,782         1,030         1967         5-40 yrs.
Wornall Road Apartments          30          185        215            11         1918         5-40 yrs.
4900 Main Building            4,476       13,146     17,622           852         1986         5-40 yrs.
63rd & Brookside Building        71          297        368            20         1919         5-40 yrs.
Balcony Office                   65          679        744            38         1928         5-40 yrs.
Bannister Business Center        --           --         --            --         1985         5-40 yrs.
Esplanade Block Office          375        3,635      4,010           218         1945         5-40 yrs.
Marley Continental
 Homes of KS                     --           --         --            --          N/A         5-40 yrs.
Millcreek Office                 79          900        979            54         1925         5-40 yrs.
Land - Missouri               3,360          190      3,550            12          N/A         5-40 yrs.
Nichols Block Office             74          744        818            64         1938         5-40 yrs.
One Ward Parkway                666        2,875      3,541           289         1980         5-40 yrs.
Park Plaza Building           1,352        5,685      7,037           412         1983         5-40 yrs.
Parkway Building                395        1,713      2,108           169       1906-1910      5-40 yrs.
Romanelli Annex Office
 Building                        --           --         --            --         1963         5-40 yrs.
Red Bridge Professional
 Building                        --           --         --            --         1972         5-40 yrs.
Somerset                         30          122        152             7         1998         5-40 yrs.
Two Brush Creek Plaza           961        4,027      4,988           305         1983         5-40 yrs.
Theatre Block Office            242        2,321      2,563           148         1928         5-40 yrs.
Time Block Office               199        2,703      2,902           155         1945         5-40 yrs.
Valencia Place Retail           441       13,172     13,613            89         1999         5-40 yrs.
Valencia Place Office         1,530       32,213     33,743           390         1999         5-40 yrs.
HPI Rental Houses                --          949        949            58         1960         5-40 yrs.
HPI St. Charles Apartments       45          165        210            10         1922         5-40 yrs.
HPI 4900 Main St              3,202           --      3,202            --          N/A         5-40 yrs.
HPI Challenger               19,095           --     19,095            --          N/A         5-40 yrs.

                                                                        Cost Capitalized
                                                                           Subsequent
                                                Initial Cost             to Acquisition
                                           ----------------------- --------------------------
                                  2000
                                  Encum-              Building &                 Building &
          Description             brance     Land    Improvements       Land   Improvements
         ------------          ----------- --------  -----------   -----------   ----------
Memphis, TN
Atrium I & II                          --     1,530       6,121          40          374
Centrum                                --     1,013       5,488          --          268
Colonnade                              --     1,300       7,994          --          (19)
Hickory Hill Medical Plaza             --       398       2,256          --           18
3400 Players Club Parkway              (6)    1,005       5,515          --            9
International Place Phase II           --     4,847      27,469          --        1,176
Kirby Centre                           --       525       2,973          --          125
International Place Phase III          --     2,566          --          --           --
6000 Poplar Ave                        --     2,340      11,385          --         (210)
6060 Poplar Ave                        --     1,980       8,677          --         (289)
Shadow Creek I                         --       973       5,493          --           --
Southwind Office Center A              --       996       5,643          --          272
Southwind Office Center B              --     1,356       7,684          --          356
Southwind Office Center D              --       744       6,232          --         (131)
Southwind Office Center C              (6)    1,070       5,924          --           --
Norfolk, VA
Battlefield Business Center II         --       774       4,387        (774)      (4,387)
Greenbriar Business Center             --       936       5,305          --           63
Hampton Center Two                     --       945       6,567          --          801
Riverside II                          675         2       9,148         481       (9,148)
Nashville, TN
3322 West End                          --     3,021      27,266           4          273
3401 Westend                           --     6,103      23,343      (1,147)      (1,857)
5310 Maryland Way                      --     1,923       7,360        (368)      (1,082)
Ayers Land                             --     1,164          --          --           --
Southpointe                            --     1,655       9,059          --          (98)
BNA Corporate Center               11,049        --      22,588          --       (2,066)
Caterpillar Financial Center           --        --       2,964       5,120       39,499
Century City Plaza I                   --       903       3,612          --          552
Cool Springs Land                      --        --          --       7,412           --
Cool Springs - Building II             --        --          --          --           --
Cool Springs I                         --     1,983       13,854         --           75
Eastpark 1, 2, 3                    3,630     3,137       11,842       (766)      (1,099)
Grassmere                              --     1,779         --(19)   (1,779)          --
Grassmere I                            --     1,251       7,091      (1,251)      (7,091)
Grassmere II                           --     2,260       12,804     (2,260)     (12,804)
Grassmere III                          --     1,340       7,592      (1,340)      (7,592)
Highwoods Plaza I                      --     1,772       9,029          --           68
Highwoods Plaza II                     --     1,448       6,948          --        1,549
Harpeth on The Green II                --     1,419       5,677           1          572
Harpeth on the Green III               --     1,658       6,633           2          465
Harpeth on the Green IV                --     1,709       6,835           5          729
Harpeth on the Green V                 --       662       5,771          --         (124)
Lakeview Ridge                         --     2,179       7,545        (411)      (1,125)
Lakeview Ridge II                      --       605       5,883          --          (41)
Lakeview Ridge III                     --     1,073       9,708          --          692
The Ramparts at Brentwood              --     2,394       12,806         --       (1,052)
The Sparrow Building                   --     1,262       5,047          --          272
Grassmere/Thousdale Land               --       760         --         (760)          --
Winners Circle                         --     1,495       7,072           2          236
Westwood South                         --     2,106       10,517         --          510
Orlando, FL
Sunport Center                         --     1,505       9,777          --          107
Oakridge Center                        --     4,700       18,761         --          805
Sandlake Southwest                     --     1,025       4,049      (1,025)      (4,049)
Lake Mary Land                         --     2,804         --           --           --
InCharge Institute                     --       501       2,085          --           --
MetroWest Center                       --     1,344       7,618          --          330
Landmark I                             --     6,785       28,243     (6,785)     (28,243)
Landmark II                            --     6,785       28,206     (6,785)     (28,206)
C N A Maitland I                       --     1,858       16,129     (1,858)     (15,817)
Maitland Building B                    --     1,115       8,121      (1,115)      (8,121)
C N A Maitland II                      --       743       2,639        (743)      (2,636)
Hard Rock Cafe                         --     1,305       3,570      (1,305)      (2,409)
MetroWest Land                         --        --         --        3,044           --



                                         Gross Amount at
                                 Which Carried at Close of Period
                                 --------------------------------
                                                                                                  Life on
                                                                                                   Which
                                           Building &               Accumulated      Date of    Depreciation
           Description             Land   Improvements    Total   Depreciation   Construction   is Computed
          ------------           ------- -------------- --------- -------------- -------------- -------------
Memphis, TN
Atrium I & II                    1,570        6,495      8,065           679         1984         5-40 yrs.
Centrum                          1,013        5,756      6,769           551         1979         5-40 yrs.
Colonnade                        1,300        7,975      9,275           944         1998         5-40 yrs.
Hickory Hill Medical Plaza         398        2,274      2,672           250         1988         5-40 yrs.
3400 Players Club Parkway        1,005        5,524      6,529           919         1997         5-40 yrs.
International Place Phase II     4,847       28,645     33,492         3,508         1988         5-40 yrs.
Kirby Centre                       525        3,098      3,623           347         1984         5-40 yrs.
International Place Phase III    2,566           --      2,566            --          N/A            N/A
6000 Poplar Ave                  2,340       11,175     13,515            12         1985         5-40 yrs.
6060 Poplar Ave                  1,980        8,388     10,368             9         1987         5-40 yrs.
Shadow Creek I                     973        5,493      6,466            11         2000         5-40 yrs.
Southwind Office Center A          996        5,915      6,911           687         1991         5-40 yrs.
Southwind Office Center B        1,356        8,040      9,396           961         1990         5-40 yrs.
Southwind Office Center D          744        6,101      6,845           400         1999         5-40 yrs.
Southwind Office Center C        1,070        5,924      6,994           423         1998         5-40 yrs.
Norfolk, VA
Battlefield Business Center II      --           --         --            --         1987         5-40 yrs.
Greenbriar Business Center         936        5,368      6,304           585         1984         5-40 yrs.
Hampton Center Two                 945        7,368      8,313           457         1999         5-40 yrs.
Riverside II                       483           --        483            --         1999         5-40 yrs.
Nashville, TN
3322 West End                    3,025       27,539     30,564           839         1986         5-40 yrs.
3401 Westend                     4,956       21,486     26,442         3,004         1982         5-40 yrs.
5310 Maryland Way                1,555        6,278      7,833           738         1994         5-40 yrs.
Ayers Land                       1,164           --      1,164            --          N/A            N/A
Southpointe                      1,655        8,961     10,616         1,229         1998         5-40 yrs.
BNA Corporate Center                --       20,522     20,522         2,626         1985         5-40 yrs.
Caterpillar Financial Center     5,120       42,463     47,583           819         1999         5-40 yrs.
Century City Plaza I               903        4,164      5,067           630         1987         5-40 yrs.
Cool Springs Land                7,412           --      7,412            --          N/A            N/A
Cool Springs - Building II          --           --         --            --          N/A            N/A
Cool Springs I                   1,983       13,929     15,912         1,255         1999         5-40 yrs.
Eastpark 1, 2, 3                 2,371       10,743     13,114         1,543         1978         5-40 yrs.
Grassmere                           --           --         --            --          N/A            N/A
Grassmere I                         --           --         --            --         1984         5-40 yrs.
Grassmere II                        --           --         --            --         1985         5-40 yrs.
Grassmere III                       --           --         --            --         1990         5-40 yrs.
Highwoods Plaza I                1,772        9,097     10,869         1,727         1996         5-40 yrs.
Highwoods Plaza II               1,448        8,497      9,945         1,577         1997         5-40 yrs.
Harpeth on The Green II          1,420        6,249      7,669           765         1984         5-40 yrs.
Harpeth on the Green III         1,660        7,098      8,758           827         1987         5-40 yrs.
Harpeth on the Green IV          1,714        7,564      9,278           978         1989         5-40 yrs.
Harpeth on the Green V             662        5,647      6,309           822         1998         5-40 yrs.
Lakeview Ridge                   1,768        6,420      8,188           763         1986         5-40 yrs.
Lakeview Ridge II                  605        5,842      6,447           865         1998         5-40 yrs.
Lakeview Ridge III               1,073       10,400     11,473           632         1999         5-40 yrs.
The Ramparts at Brentwood        2,394       11,754     14,148            13         1986         5-40 yrs.
The Sparrow Building             1,262        5,319      6,581           565         1982         5-40 yrs.
Grassmere/Thousdale Land            --           --         --            --          N/A            N/A
Winners Circle                   1,497        7,308      8,805           607         1987         5-40 yrs.
Westwood South                   2,106       11,027     13,133           701         1999         5-40 yrs.
Orlando, FL
Sunport Center                   1,505        9,884     11,389           800         1990         5-40 yrs.
Oakridge Center                  4,700       19,566     24,266         1,654       1966-1992      5-40 yrs.
Sandlake Southwest                  --           --         --            --         1986         5-40 yrs.
Lake Mary Land                   2,804           --      2,804            --          N/A            N/A
InCharge Institute                 501        2,085      2,586            23         2000         5-40 yrs.
MetroWest Center                 1,344        7,948      9,292           904         1988         5-40 yrs.
Landmark I                          --           --         --            --         1983         5-40 yrs.
Landmark II                         --           --         --            --         1985         5-40 yrs.
C N A Maitland I                    --          312        312            --         1998         5-40 yrs.
Maitland Building B                 --           --         --            --         1999         5-40 yrs.
C N A Maitland II                   --            3          3            --         1998         5-40 yrs.
Hard Rock Cafe                      --        1,161      1,161            --         1998         5-40 yrs.
MetroWest Land                   3,044           --      3,044            --          N/A            N/A

                                                                        Cost Capitalized
                                                                           Subsequent
                                                Initial Cost             to Acquisition
                                           ----------------------- --------------------------
                                  2000
                                  Encum-              Building &                 Building &
          Description             brance     Land    Improvements       Land   Improvements
         ------------          ----------- --------  -----------   -----------   ----------
One Winter Park                    --     1,000         3,652        (1,000)      (3,652)
The Palladium                      --     1,400         5,500        (1,400)      (5,500)
201 Pine Street Building           --     4,400        29,836        (4,400)     (29,836)
Capital Plaza                      --        --            --            --          (14)
Capital Plaza III                  --        --            --         2,970           --
Pine Street Parking                --     1,030         8,087        (1,030)      (8,087)
Interlachen Village             2,026     1,100         2,689            --           66
Signature Plaza                    --     4,300        30,294        (4,300)     (30,294)
Research Triangle, NC
Blue Ridge II                      --       463         1,485            --          (15)
Blue Ridge I                       --       722         4,538            --        1,053
3600 Glenwood Avenue               --        --        10,994            --           --
3645 Trust Drive - One North
 Commerce Center                   --       520         2,949           268          460
3737 Glenwood Ave.                 --        --        15,889            --        1,889
4101 Research Commons              --     1,349         6,928            --           --
4201 Research Commons              --     1,204         7,715        (1,204)      (7,715)
4301 Research Commons              --       900         7,425          (900)      (7,425)
4401 Research Commons              --     1,249         8,929            --        4,938
4501 Research Commons              --       785         4,448          (785)      (4,448)
4800 North Park                    --     2,678        17,673            --          307
4900 North Park                 1,334       770         1,989            --          275
5000 North Park                    (6)    1,010         4,697            --        1,110
5200 Green's Dairy - One
 North Commerce Center             --       169           959            --           40
5220 Green's Dairy - One
 North Commerce Center             --       382         2,165            --          196
5301 Departure Drive               --       882         5,000          (882)      (5,000)
Amica                              --       289         1,517            --           91
Arrowwood                          --       955         3,406            --          631
Aspen                              --       560         2,088            --          453
Birchwood                          --       201           907          (201)        (907)
BTI                                --        --        15,504            --        3,867
BTI Houses                         --       250           250          (250)        (250)
Capital Center                     --       851           --           (474)        (377)
Cedar East                         --       563         2,491            --          268
Cedar West                         --       563         2,475            --          614
CentreGreen 1                      --     1,677         7,133            --           --
Clintrials Land Parcel 2           --       657            --            --           --
Clintrials Land Parcel 3           --       548            --            --           --
Colony Corporate Center            --       613         3,296          (613)      (3,296)
Concourse                          --       986        12,069          (986)     (12,069)
Cape Fear                          --       131           --             --        2,627
Creekstone Crossing                --       728         3,841            --          100
Catawba                            --       125         1,635            --          293
Cottonwood                         --       609         3,253            --            8
Cypress                            --       567         1,729            --          164
Day Tract Land                     --     3,860            --            --           --
Dogwood                            --       766         2,777            --           23
EPA Annex                          --     2,601        10,920            --          111
Expressway Warehouse               --       242            --          (242)          --
Global Software                    (6)      465         7,471            --           --
Hawthorn                           --       904         3,782            --          214
Highwoods Health Club              --       142           524            --        2,516
Holiday Inn Reservations
 Center                            --       867         2,735            --          132
Holly                              --       300         1,144          (300)      (1,144)
Healthsource                       --     1,294        10,593            10        1,696
Highwoods Tower One                (6)      203        16,914            --          554
Highwoods Center                   --       532         7,902            --         (127)
Ironwood                           --       319         1,276            --          367
Kaiser                             --       133         3,625            --          567
Laurel                             --       884         2,524            --          449
Lake Plaza East                    --       856         4,893          (856)      (4,893)
Highwoods Office Center
 North                             --     1,103            49(16)      (746)          --



                                       Gross Amount at
                              Which Carried at Close of Period
                              ---------------------------------
                                                                                                  Life on
                                                                                                   Which
                                         Building &               Accumulated      Date of      Depreciation
         Description            Land    Improvements    Total   Depreciation   Construction     is Computed
        -------------         -------- -------------- --------- -------------- --------------  -------------
One Winter Park                  --            --          --           --         1982         5-40 yrs.
The Palladium                    --            --          --           --         1988         5-40 yrs.
201 Pine Street Building         --            --          --           --         1980         5-40 yrs.
Capital Plaza                    --           (14)        (14)          --          N/A         5-40 yrs.
Capital Plaza III             2,970            --       2,970           --         1999         5-40 yrs.
Pine Street Parking              --            --          --           --         1999         5-40 yrs.
Interlachen Village           1,100         2,755       3,855          248         1987         5-40 yrs.
Signature Plaza                  --            --          --           --         1986         5-40 yrs.
Research Triangle, NC
Blue Ridge II                   463         1,470       1,933          527         1988         5-40 yrs.
Blue Ridge I                    722         5,591       6,313        1,153         1982         5-40 yrs.
3600 Glenwood Avenue             --        10,994      10,994        1,042         1986         5-40 yrs.
3645 Trust Drive - One North
 Commerce Center                788         3,409       4,197          366         1984         5-40 yrs.
3737 Glenwood Ave.               --        17,778      17,778          688         1999         5-40 yrs.
4101 Research Commons         1,349         6,928       8,277           49         1999         5-40 yrs.
4201 Research Commons            --            --          --           --         1991         5-40 yrs.
4301 Research Commons            --            --          --           --         1989         5-40 yrs.
4401 Research Commons         1,249        13,867      15,116        4,651         1987         5-40 yrs.
4501 Research Commons            --            --          --           --         1985         5-40 yrs.
4800 North Park               2,678        17,980      20,658        3,025         1985         5-40 yrs.
4900 North Park                 770         2,264       3,034          472         1984         5-40 yrs.
5000 North Park               1,010         5,807       6,817        1,455         1980         5-40 yrs.
5200 Green's Dairy - One
 North Commerce Center          169           999       1,168          119         1984         5-40 yrs.
5220 Green's Dairy - One
 North Commerce Center          382         2,361       2,743          279         1984         5-40 yrs.
5301 Departure Drive             --            --          --           --         1984         5-40 yrs.
Amica                           289         1,608       1,897          327         1983         5-40 yrs.
Arrowwood                       955         4,037       4,992          882         1979         5-40 yrs.
Aspen                           560         2,541       3,101          555         1980         5-40 yrs.
Birchwood                        --            --          --           --         1983         5-40 yrs.
BTI                              --        19,371      19,371        1,275         1995         5-40 yrs.
BTI Houses                       --            --          --           --          N/A         5-40 yrs.
Capital Center                  377          (377)         --           --          N/A            N/A
Cedar East                      563         2,759       3,322          582         1981         5-40 yrs.
Cedar West                      563         3,089       3,652          768         1981         5-40 yrs.
CentreGreen 1                 1,677         7,133       8,810           61         2000         5-40 yrs.
Clintrials Land Parcel 2        657            --         657           --          N/A            N/A
Clintrials Land Parcel 3        548            --         548           --          N/A            N/A
Colony Corporate Center          --            --          --           --         1985         5-40 yrs.
Concourse                        --            --          --           --         1986         5-40 yrs.
Cape Fear                       131         2,627       2,758        1,776         1979         5-40 yrs.
Creekstone Crossing             728         3,941       4,669          580         1990         5-40 yrs.
Catawba                         125         1,928       2,053        1,225         1980         5-40 yrs.
Cottonwood                      609         3,261       3,870          548         1983         5-40 yrs.
Cypress                         567         1,893       2,460          437         1980         5-40 yrs.
Day Tract Land                3,860            --       3,860           --          N/A            N/A
Dogwood                         766         2,800       3,566          461         1983         5-40 yrs.
EPA Annex                     2,601        11,031      13,632        1,634         1966         5-40 yrs.
Expressway Warehouse             --            --          --           --         1990         5-40 yrs.
Global Software                 465         7,471       7,936        1,720         1996         5-40 yrs.
Hawthorn                        904         3,996       4,900        2,044         1987         5-40 yrs.
Highwoods Health Club           142         3,040       3,182          347         1998         5-40 yrs.
Holiday Inn Reservations
 Center                         867         2,867       3,734          492         1984         5-40 yrs.
Holly                            --            --          --           --         1984         5-40 yrs.
Healthsource                  1,304        12,289      13,593        1,678         1996         5-40 yrs.
Highwoods Tower One             203        17,468      17,671        6,932         1991         5-40 yrs.
Highwoods Center                532         7,775       8,307          747         1998         5-40 yrs.
Ironwood                        319         1,643       1,962          422         1978         5-40 yrs.
Kaiser                          133         4,192       4,325        1,711         1988         5-40 yrs.
Laurel                          884         2,973       3,857          528         1982         5-40 yrs.
Lake Plaza East                  --            --          --           --         1984         5-40 yrs.
Highwoods Office Center
 North                          357            49         406           15          N/A            N/A

                                                                     Cost Capitalized
                                                                        Subsequent
                                             Initial Cost             to Acquisition
                                        ----------------------- --------------------------
                                2000
                               Encum-              Building &                 Building &
          Description          brance     Land    Improvements       Land   Improvements
         ------------       ----------- --------  -----------   -----------   ----------
Highwoods Office Center
 South                          --      2,519          --          --              --
Leatherwood                     --        213         851          --             445
Martin Land                     --         --          --          --              --
A4 Health Systems               --        717       3,418        (717)         (3,418)
Creekstone Park                 --        796          --        (647)             --
Northpark I                     --        405          --          93           3,774
North Park - Land               --        962          --         510              --
Phase I - One North
 Commerce Center                --        768       4,353          --             395
 `W' Building - One North
 Commerce Center                --      1,163       6,592          --           1,513
Overlook                        --        398      10,401          --             592
Pamlico/Roanoke                 --        269          --          20          11,087
Raleigh Corp Center Lot D       --         --          --       2,039              --
Red Oak at Highwoods            --        389       6,086          --             358
Rexwoods Center I               (3)       775          --         103           3,749
Rexwoods II                     --        355          --           7           1,851
Rexwoods III                    --        886          --          34           2,916
Rexwoods IV                     --        586          --          --           3,629
Rexwoods V                      (6)     1,301       5,979          --              60
Riverbirch                      (6)       448          --          21           4,281
Situs I                         --        693       2,917        (693)         (2,917)
Situs II                        --        718       5,950        (718)         (5,950)
Six Forks Center I              --        666       2,663          --             499
Six Forks Center II             --      1,086       4,345          --             435
Six Forks Center III            (6)       862       4,411          --             431
Smoketree Tower                 --      2,353      11,802          --           1,684
South Square I                  (3)       606       3,785          --             557
South Square II                 --        525       4,710          --             297
Sycamore                        (6)       255       5,830          --              --
Building 2A - Triangle
 Business Center                --        377       4,004        (377)         (4,004)
Building 2B - Triangle
 Business Center                --        118       1,225        (118)         (1,225)
Building 3 - Triangle
 Business Center                --        409       5,349        (409)         (5,349)
Building 7 - Triangle
 Business Center                --        414       6,301       2,610          (6,301)
Weston                          --      1,544          --      (1,544)             --
Willow Oak                      (6)       458       4,685          --           1,776
Richmond, VA
Lakefront Plaza I               --        520       7,412          --             363
Lakefront Plaza II Land         --        425          --          --              --
Highwoods Distribution
 Center                         --         --          --       6,690              --
Airport Center I                --        708       4,374          --             998
Airport Center 2                --        362       2,896          --             305
Capital One Building I          --      1,278      10,690          --             313
Capital One Building II         --        477       3,946          --             243
Capital One Building III        --      1,278      11,515          --            (171)
Capital One Parking Deck        --         --       2,288          --             132
1309 Cary Street                --        171         685          --              77
4900 Cox                        --      1,324       5,305          --             165
Technology Park 1               --        541       2,166          --             146
Development Opportunity
 Strip                          --         29          --          --              --
East Shore I                    --         --       1,254         953           4,492
East Shore II                   --        907       6,662          --             110
East Shore III                  --         --       2,220       1,319           3,965
Eastshore Four                  --      1,183          --          --              --
Grove Park                      --        349       2,685         364           3,149
Grove Park II                   --        907          --          --              --
Highwoods Distribution
 Center                         --        517       5,714          --             405
Highwoods One                   (6)     1,846       8,613          --           1,985
Richfood Holdings Building      --        785       5,170          --           1,375
North Shore Commons             --         71          --         (71)             --



                                     Gross Amount at
                             Which Carried at Close of Period
                             --------------------------------
                                                                                                Life on
                                                                                                 Which
                                       Building &               Accumulated      Date of      Depreciation
         Description           Land   Improvements    Total   Depreciation   Construction     is Computed
         -----------         ------- -------------- --------- -------------- --------------  -------------
Highwoods Office Center
 South                       2,519           --      2,519            --          N/A            N/A
Leatherwood                    213        1,296      1,509           373         1979         5-40 yrs.
Martin Land                     --           --         --            --          N/A            N/A
A4 Health Systems               --           --         --            --         1996         5-40 yrs.
Creekstone Park                149           --        149            --          N/A            N/A
Northpark I                    498        3,774      4,272           523         1997         5-40 yrs.
North Park - Land            1,472           --      1,472            --          N/A            N/A
Phase I - One North
 Commerce Center               768        4,748      5,516           607         1981         5-40 yrs.
 `W' Building - One North
 Commerce Center             1,163        8,105      9,268         1,171         1983         5-40 yrs.
Overlook                       398       10,993     11,391           754         1999         5-40 yrs.
Pamlico/Roanoke                289       11,087     11,376         3,432         1980         5-40 yrs.
Raleigh Corp Center Lot D    2,039           --      2,039            --          N/A            N/A
Red Oak at Highwoods           389        6,444      6,833           491         1999         5-40 yrs.
Rexwoods Center I              878        3,749      4,627         1,136         1990         5-40 yrs.
Rexwoods II                    362        1,851      2,213           344         1993         5-40 yrs.
Rexwoods III                   920        2,916      3,836           712         1992         5-40 yrs.
Rexwoods IV                    586        3,629      4,215           958         1995         5-40 yrs.
Rexwoods V                   1,301        6,039      7,340           788         1998         5-40 yrs.
Riverbirch                     469        4,281      4,750         1,443         1987         5-40 yrs.
Situs I                         --           --         --            --         1996         5-40 yrs.
Situs II                        --           --         --            --         1998         5-40 yrs.
Six Forks Center I             666        3,162      3,828           497         1982         5-40 yrs.
Six Forks Center II          1,086        4,780      5,866           732         1983         5-40 yrs.
Six Forks Center III           862        4,842      5,704           881         1987         5-40 yrs.
Smoketree Tower              2,353       13,486     15,839         2,815         1984         5-40 yrs.
South Square I                 606        4,342      4,948           862         1988         5-40 yrs.
South Square II                525        5,007      5,532           906         1989         5-40 yrs.
Sycamore                       255        5,830      6,085           996         1997         5-40 yrs.
Building 2A - Triangle
 Business Center                --           --         --            --         1984         5-40 yrs.
Building 2B - Triangle
 Business Center                --           --         --            --         1984         5-40 yrs.
Building 3 - Triangle
 Business Center                --           --         --            --         1988         5-40 yrs.
Building 7 - Triangle
 Business Center             3,024           --      3,024            --         1986         5-40 yrs.
Weston                          --           --         --            --          N/A            N/A
Willow Oak                     458        6,461      6,919         1,989         1995         5-40 yrs.
Richmond, VA
Lakefront Plaza I              520        7,775      8,295           457          --          5-40 yrs.
Lakefront Plaza II Land        425           --        425            --          N/A            N/A
Highwoods Distribution
 Center                      6,690           --      6,690            --          N/A            N/A
Airport Center I               708        5,372      6,080           728         1997         5-40 yrs.
Airport Center 2               362        3,201      3,563           251         1998         5-40 yrs.
Capital One Building I       1,278       11,003     12,281           565         1999         5-40 yrs.
Capital One Building II        477        4,189      4,666           200         1999         5-40 yrs.
Capital One Building III     1,278       11,344     12,622           484         1999         5-40 yrs.
Capital One Parking Deck        --        2,420      2,420            79         1999         5-40 yrs.
1309 Cary Street               171          762        933            97         1987         5-40 yrs.
4900 Cox                     1,324        5,470      6,794           724         1991         5-40 yrs.
Technology Park 1              541        2,312      2,853           339         1991         5-40 yrs.
Development Opportunity
 Strip                          29           --         29            --          N/A            N/A
East Shore I                   953        5,746      6,699           112          N/A            N/A
East Shore II                  907        6,772      7,679           520         1999         5-40 yrs.
East Shore III               1,319        6,185      7,504           145         1999         5-40 yrs.
Eastshore Four               1,183           --      1,183            --          N/A            N/A
Grove Park                     713        5,834      6,547           794         1997         5-40 yrs.
Grove Park II                  907           --        907            --          N/A            N/A
Highwoods Distribution
 Center                        517        6,119      6,636           316         1999         5-40 yrs.
Highwoods One                1,846       10,598     12,444         2,009         1996         5-40 yrs.
Richfood Holdings Building     785        6,545      7,330           872         1997         5-40 yrs.
North Shore Commons             --           --         --            --          N/A            N/A

                                                                        Cost Capitalized
                                                                           Subsequent
                                                Initial Cost             to Acquisition
                                           ----------------------- --------------------------
                                  2000
                                  Encum-              Building &                 Building &
          Description             brance     Land    Improvements       Land   Improvements
         ------------          ----------- --------  -----------   -----------   ----------
Highwoods Five                       --       806         4,948         --          936
Sadler & Cox Land                    --        --            --      1,682           --
Innslake Building                    --       774            --         --           --
IXL Building                         --       907         4,937         --           --
Highwoods Common                     --       547         4,342        (26)        (774)
Innsbrook Centre                     --       914         6,768         --          184
Liberty Mutual Building           3,169     1,205         4,819         --          608
Mercer Plaza                         --     1,556        12,350         --           --
Markel-American                      --     1,372         8,667         --          896
North Park Building                  --     2,163         8,659         --          328
Hamilton Beach Building              --     1,086         4,344         --          329
Pavillion - Richmond                 --       401            --         --           --
One Shockoe Plaza                    --        --        19,324         --       (3,954)
Pickles Land                        731       850            --         --           --
Stony Point I                        --     1,384        11,445         --        1,050
Stony Point II                       --     1,561        10,949         --        1,496
Stony Point III                      --     2,546            --         --           --
Technology Park 2                    --       264         1,058         --           46
Vantage Place-A                      --       203           811         --          147
Vantage Place-B                      --       233           931         --          129
Vantage Place-C                      --       235           940         --           89
Vantage Place-D                      --       218           873         --          187
Vantage Point                        --     1,089         4,354         --          206
Waterfront Plaza                     --       585         2,347         --          626
Westshore I                          --       358         1,431         --           28
Westshore II                         --       545         2,181         --           34
Westshore III                        --       961         3,601         --        1,348
Virginia Mutual                      --     1,301         6,034         --         (252)
South Florida
Debartolo Land                       --     1,727            --     (1,727)          --
The 1800 Eller Drive Building        --        --         9,724         --          491
Tampa, FL
5400 Gray Street                     --       350           295         --            8
Anchor Glass                         --     1,281        11,034     (1,281)     (11,034)
Atrium                               --     1,639         9,286       (287)       2,219
Bayshore Place                       --     2,248        10,323     (2,248)     (10,323)
Bay View                             --     1,304         5,964         --          178
Bay Vista Garden Center              --       447         4,777         --           11
Bay Vista Garden Center II           --     1,328         6,981        134          400
Bay Vista Office Center              --       935         4,480         --          295
Bay Vista Retail Center              --       283         1,135         --           31
Countryside Place                    --       843         3,731         --          114
Clearwater Point                     --       317         1,531         --           38
Cypress Center Land                  --     1,410            --         --           --
Cypress Commons                      --     1,211        11,488         --            7
Cypress Center I Cigna               --     3,171        12,635         --            3
Cypress Center III                   --     1,190         7,690         --            5
Cypress West                      2,054       615         4,988         --          191
Brookwood Day Care Center            --        61           347         --           25
Expo Building                        --       171           969         --           23
Feathersound II                    2,227      800         7,282         --          367
Fireman's Fund Building              --       500         4,107         --           95
Fireman's Fund Land                  --     1,000            --         --           --
Federated                            --     6,028            --         --           --
Horizon Office Building              (1)       --         6,114         --          172
Highwoods Preserve I                 --        --         2,268      1,618       18,970
Highwoods Preserve III               --        --         1,524      1,488       17,165
Highwoods Preserve IV                --     1,639        16,355         --        6,717
Highwoods Plaza                      --       545         4,650         --          334
Highwoods Preserve Land              --     3,231            --         --           --
Lakepointe II Office Building        (1)    2,000        20,376         --        2,817
Lakeside                             (1)       --         7,272         --          106
Lakepointe I                         (1)    2,100        31,390         --          444
Northside Square Office
 Building                            --       601         3,601         --          103
Northside Square Retail
 Building                            (3)      800         2,808         --           61



                                         Gross Amount at
                                Which Carried at Close of Period
                                ---------------------------------
                                                                                                     Life on
                                                                                                      Which
                                           Building &               Accumulated      Date of       Depreciation
          Description             Land    Improvements    Total   Depreciation   Construction      is Computed
         ------------           -------- -------------- --------- -------------- --------------   -------------
Highwoods Five                    806         5,884      6,690           546         1998         5-40 yrs.
Sadler & Cox Land               1,682            --      1,682            --          N/A            N/A
Innslake Building                 774            --        774            --          N/A            N/A
IXL Building                      907         4,937      5,844            36         2000         5-40 yrs.
Highwoods Common                  521         3,568      4,089           137         1999         5-40 yrs.
Innsbrook Centre                  914         6,952      7,866           190         1989         5-40 yrs.
Liberty Mutual Building         1,205         5,427      6,632           690         1990         5-40 yrs.
Mercer Plaza                    1,556        12,350     13,906           324         1984         5-40 yrs.
Markel-American                 1,372         9,563     10,935           780         1998         5-40 yrs.
North Park Building             2,163         8,987     11,150         1,110         1989         5-40 yrs.
Hamilton Beach Building         1,086         4,673      5,759           636         1986         5-40 yrs.
Pavillion - Richmond              401            --        401            --          N/A            N/A
One Shockoe Plaza                  --        15,370     15,370         1,916         1996         5-40 yrs.
Pickles Land                      850            --        850            --          N/A            N/A
Stony Point I                   1,384        12,495     13,879         1,161         1990         5-40 yrs.
Stony Point II                  1,561        12,445     14,006           714         1999         5-40 yrs.
Stony Point III                 2,546            --      2,546            --          N/A            N/A
Technology Park 2                 264         1,104      1,368           160         1991         5-40 yrs.
Vantage Place-A                   203           958      1,161           186         1987         5-40 yrs.
Vantage Place-B                   233         1,060      1,293           180         1988         5-40 yrs.
Vantage Place-C                   235         1,029      1,264           171         1987         5-40 yrs.
Vantage Place-D                   218         1,060      1,278           215         1988         5-40 yrs.
Vantage Point                   1,089         4,560      5,649           690         1990         5-40 yrs.
Waterfront Plaza                  585         2,973      3,558           545         1988         5-40 yrs.
Westshore I                       358         1,459      1,817           181         1995         5-40 yrs.
Westshore II                      545         2,215      2,760           268         1995         5-40 yrs.
Westshore III                     961         4,949      5,910           770         1997         5-40 yrs.
Virginia Mutual                 1,301         5,782      7,083            44         1996         5-40 yrs.
South Florida
Debartolo Land                     --            --         --            --          N/A            N/A
The 1800 Eller Drive Building      --        10,215     10,215           573         1983         5-40 yrs.
Tampa, FL
5400 Gray Street                  350           303        653            24         1973         5-40 yrs.
Anchor Glass                       --            --         --            --         1988         5-40 yrs.
Atrium                          1,352        11,505     12,857         1,111         1989         5-40 yrs.
Bayshore Place                     --            --         --            --         1990         5-40 yrs.
Bay View                        1,304         6,142      7,446           477         1982         5-40 yrs.
Bay Vista Garden Center           447         4,788      5,235           348         1982         5-40 yrs.
Bay Vista Garden Center II      1,462         7,381      8,843           720         1997         5-40 yrs.
Bay Vista Office Center           935         4,775      5,710           450         1982         5-40 yrs.
Bay Vista Retail Center           283         1,166      1,449            91         1987         5-40 yrs.
Countryside Place                 843         3,845      4,688           316         1988         5-40 yrs.
Clearwater Point                  317         1,569      1,886           122         1981         5-40 yrs.
Cypress Center Land             1,410            --      1,410            --          N/A            N/A
Cypress Commons                 1,211        11,495     12,706         1,121         1985         5-40 yrs.
Cypress Center I Cigna          3,171        12,638     15,809         1,441         1982         5-40 yrs.
Cypress Center III              1,190         7,695      8,885           322         1983         5-40 yrs.
Cypress West                      615         5,179      5,794           460         1985         5-40 yrs.
Brookwood Day Care Center          61           372        433            43         1986         5-40 yrs.
Expo Building                     171           992      1,163           109         1981         5-40 yrs.
Feathersound II                   800         7,649      8,449           714         1986         5-40 yrs.
Fireman's Fund Building           500         4,202      4,702           365         1982         5-40 yrs.
Fireman's Fund Land             1,000            --      1,000            --          N/A            N/A
Federated                       6,028            --      6,028            --          N/A            N/A
Horizon Office Building            --         6,286      6,286           524         1980         5-40 yrs.
Highwoods Preserve I            1,618        21,238     22,856           492         1999         5-40 yrs.
Highwoods Preserve III          1,488        18,689     20,177           352         1999         5-40 yrs.
Highwoods Preserve IV           1,639        23,072     24,711           160         1999         5-40 yrs.
Highwoods Plaza                   545         4,994      5,539            34         1999         5-40 yrs.
Highwoods Preserve Land         3,231            --      3,231            --          N/A            N/A
Lakepointe II Office Building   2,000        23,193     25,193           715         1999         5-40 yrs.
Lakeside                           --         7,378      7,378           592         1978         5-40 yrs.
Lakepointe I                    2,100        31,834     33,934         2,595         1986         5-40 yrs.
Northside Square Office
 Building                         601         3,704      4,305           304         1986         5-40 yrs.
Northside Square Retail
 Building                         800         2,869      3,669           227         1986         5-40 yrs.

                                                                        Cost Capitalized
                                                                           Subsequent
                                                Initial Cost             to Acquisition
                                           ----------------------- --------------------------
                                  2000
                                  Encum-              Building &                 Building &
          Description             brance     Land    Improvements       Land   Improvements
         ------------          ----------- --------  -----------   -----------   ----------
One Harbour Place                   --       2,015        25,252           --              1
Parkside                            (1)         --         9,193           --            277
Pavillion Office Building           (1)         --        16,022           --            205
Pavilion Parking Garage             --          --         5,618           --             --
Park Place                          --       1,508            --           --             --
REO Building                        --         795         4,484           --            181
Registry I                          --         744         4,216           --            337
Registry II                         --         908         5,147           --            394
Registry Square                     --         344         1,951           --            104
Rocky Point Land                    --       3,484            --           --             --
Sabal Business Center I             --         375         2,127           --            128
Sabal Business Center II            --         342         1,935           --            137
Sabal Business Center III           --         290         1,642           --             45
Sabal Business Center IV            --         819         4,638           --              7
Sabal Business Center V             --       1,026         5,813           --             86
Sabal Business Center VI            --       1,609         9,116           --             80
Sabal Business Center VII           --       1,519         8,605           --             44
Sabal Lake Building                 --         572         3,241           --            152
Sabal Industrial Park Land          --         473            --           --             --
Sabal Park Plaza                    --         611         3,460           --            384
Sabal Tech Center                   --         548         3,107           --             97
Summit Executive Centre             --         579         2,749           --              1
Spectrum                            (1)      1,450        14,173           --            264
Sabal Pavilion - Phase I            --         660         8,633          304            (69)
Sabal Pavilion - Phase II           --         357            --           --             --
Tower Place                         --       3,194        18,098       (3,194)       (18,098)
USF&G                               --       1,366         7,742           --          1,391
Westshore Square                 2,911       1,130         5,155           --             16
                                             -----        ------       ------        -------
                                          $673,463    $3,046,386     $(66,546)     $(231,920)
                                           =======    ==========     ========      =========



                                         Gross Amount at
                                 Which Carried at Close of Period
                             ----------------------------------------
                                                                                                         Life on
                                                                                                          Which
                                           Building &                   Accumulated      Date of       Depreciation
         Description             Land     Improvements      Total     Depreciation   Construction      is Computed
        ------------         ----------- -------------- ------------- -------------- --------------   -------------
One Harbour Place               2,015        25,253         27,268         237           1985         5-40 yrs.
Parkside                           --         9,470          9,470         763           1979         5-40 yrs.
Pavillion Office Building          --        16,227         16,227       1,314           1982         5-40 yrs.
Pavilion Parking Garage            --         5,618          5,618         168           1999         5-40 yrs.
Park Place                      1,508            --          1,508          --            N/A            N/A
REO Building                      795         4,665          5,460         384           1983         5-40 yrs.
Registry I                        744         4,553          5,297         546           1985         5-40 yrs.
Registry II                       908         5,541          6,449         667           1987         5-40 yrs.
Registry Square                   344         2,055          2,399         225           1988         5-40 yrs.
Rocky Point Land                3,484            --          3,484          --            N/A            N/A
Sabal Business Center I           375         2,255          2,630         259           1982         5-40 yrs.
Sabal Business Center II          342         2,072          2,414         273           1984         5-40 yrs.
Sabal Business Center III         290         1,687          1,977         187           1984         5-40 yrs.
Sabal Business Center IV          819         4,645          5,464         501           1984         5-40 yrs.
Sabal Business Center V         1,026         5,899          6,925         652           1988         5-40 yrs.
Sabal Business Center VI        1,609         9,196         10,805         994           1988         5-40 yrs.
Sabal Business Center VII       1,519         8,649         10,168         935           1990         5-40 yrs.
Sabal Lake Building               572         3,393          3,965         425           1986         5-40 yrs.
Sabal Industrial Park Land        473            --            473          --            N/A            N/A
Sabal Park Plaza                  611         3,844          4,455         648           1987         5-40 yrs.
Sabal Tech Center                 548         3,204          3,752         341           1989         5-40 yrs.
Summit Executive Centre           579         2,750          3,329         200           1988         5-40 yrs.
Spectrum                        1,450        14,437         15,887       1,211           1984         5-40 yrs.
Sabal Pavilion - Phase I          964         8,564          9,528         443           1998         5-40 yrs.
Sabal Pavilion - Phase II         357            --            357          --            N/A            N/A
Tower Place                        --            --             --          --           1988         5-40 yrs.
USF&G                           1,366         9,133         10,499       1,402           1988         5-40 yrs.
Westshore Square                1,130         5,171          6,301         383           1976         5-40 yrs.
                                -----        ------         ------       -----
                             $606,917    $2,814,466     $3,421,383    $282,803
                             ========    ==========     ==========    ========

- --------
 (1) These assets are pledged as collateral for a $71,183,000 first mortgage loan.
 (2) These assets are pledged as collateral for a $45,396,000 first mortgage loan.
 (3) These assets are pledged as collateral for a $29,328,000 first mortgage loan.
 (4) These assets are pledged as collateral for a $7,883,000 first mortgage loan.
 (5) These assets are pledged as collateral for a $136,836,000 first mortgage loan.
 (6) These assets are pledged as collateral for a $185,701,000 first mortgage loan.
 (7) These assets are pledged as collateral for an $11,141,000 first mortgage loan.
     The aggregate cost for Federal Income tax purposes was approximately $3,117,840,000.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

                             NOTE TO SCHEDULE III

                    As of December 31, 2000, 1999, and 1998
                                 (In thousands)



   A summary of activity for Real estate and accumulated depreciation is as follows:



                                                                          December 31,
                                                         -----------------------------------------------
                                                              2000             1999             1998
                                                         --------------   --------------   -------------
Real Estate:
  Balance at beginning of year .......................     $3,743,934       $3,992,428      $2,589,531
  Additions:
   Acquisitions, Development and Improvments .........        411,057          515,946       1,428,472
  Cost of real estate sold ...........................       (733,608)        (764,440)        (25,575)
                                                           ----------       ----------      ----------
Balance at close of year (a) .........................     $3,421,383       $3,743,934      $3,992,428
                                                           ==========       ==========      ==========
Accumulated Depreciaition:
  Balance at beginning of year .......................     $  237,959       $  167,225      $   85,602
  Depreciation expense ...............................        108,752          100,130          83,158
  Real estate sold ...................................        (63,908)         (29,396)         (1,535)
                                                           ----------       ----------      ----------
Balance at close of year (b) .........................     $  282,803       $  237,959      $  167,225
                                                           ==========       ==========      ==========

- ----------
(a) Reconciliation of total cost to balance sheet caption at December 31, 2000, 1999, and 1998 (in Thousands):



                                                             2000            1999            1998
                                                        -------------   -------------   -------------
Total per schedule III ..............................    $3,421,383      $3,743,934      $3,992,428
Constuction in progress exclusive of land included in
  schedule III ......................................        87,622         186,925         189,465
Furniture, fixtures and equipment ...................        11,433           7,917           7,665
Property held for sale ..............................      (135,335)        (51,602)             --
                                                         ----------      ----------      ----------
Total real estate assets at cost ....................    $3,385,103      $3,887,174      $4,189,558
                                                         ==========      ==========      ==========

(b) Reconciliation of total Accumulated Depreciation to balance sheet caption at December 31, 2000, 1999, and 1998 (in Thousands)



                                                                         2000          1999          1998
                                                                     -----------   -----------   -----------
Total per Schedule III ...........................................    $282,803      $237,959      $167,225
Accumulated Depreciation -- furniture, fixtures and equipment.....       5,317         3,439         3,953
Property held for sale ...........................................      (7,511)       (3,283)       (2,670)
                                                                      --------      --------      --------
Total accumulated depreciation ...................................    $280,609      $238,115      $168,508
                                                                      ========      ========      ========