Form 10-Q
period 2001-03-31
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2001-05-15
CIK 941713

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                       Commission file number: 000-21731

                               ----------------

                      Highwoods Realty Limited Partnership
             (Exact name of registrant as specified in its charter)

                               ----------------

             North Carolina                            56-1864557
      (State or other jurisdiction       (I.R.S. EmployerIdentification Number)
    ofincorporation or organization)

                 3100 Smoketree Court, Suite 600, Raleigh, N.C.
                    (Address of principal executive office)
                                     27604
                                   (Zip Code)

              Registrant's telephone number, including area code:
                                 (919) 872-4924

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements...........................................    3
         Consolidated Balance Sheets as of March 31, 2001 and December
         31, 2000.......................................................     4
         Consolidated Statements of Income for the three months ended
         March 31, 2001 and 2000........................................     5
         Consolidated Statements of Cash Flows for the three months ended March 31, 2001
          and 2000......................................................     6
         Notes to Consolidated Financial Statements.....................     8
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................    12
         Results of Operations..........................................    12
         Liquidity and Capital Resources................................    12
         Recent Developments............................................    14
         Possible Environmental Liabilities.............................    15
         Compliance with the Americans with Disabilities Act............    16
         Funds From Operations and Cash Available for Distributions.....    16
         Disclosure Regarding Forward-Looking Statements................    17
         Property Information...........................................    19
         Inflation......................................................    27
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    28
 PART II OTHER INFORMATION
 Item 1. Legal Proceedings..............................................    29
 Item 2. Changes in Securities and Use of Proceeds......................    29
 Item 6. Exhibits and Reports on Form 8-K...............................    29

                         PART I--FINANCIAL INFORMATION

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

   The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and in our 2000 Annual Report on Form 10-K.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP
                          Consolidated Balance Sheets
                             (dollars in thousands)

                                               March 31, 2001 December 31, 2000
                                               -------------- -----------------
                                                (Unaudited)
                    ASSETS
Real estate assets, at cost:
 Land and improvements........................   $  392,974      $  398,944
 Buildings and tenant improvements............    2,790,150       2,742,377
 Development in process.......................      110,425          87,622
 Land held for development....................      147,503         144,727
 Furniture, fixtures and equipment............       11,736          11,433
                                                 ----------      ----------
                                                  3,452,788       3,385,103
 Less--accumulated depreciation...............     (306,120)       (280,609)
                                                 ----------      ----------
 Net real estate assets.......................    3,146,668       3,104,494
Property held for sale........................       96,910         127,824
Cash and cash equivalents.....................       43,769         102,486
Restricted cash...............................        2,145           2,192
Accounts receivable, net......................       18,212          23,841
Advances to related parties...................           --          27,560
Notes receivable..............................       40,294          72,047
Accrued straight-line rents receivable........       41,996          39,295
Investment in unconsolidated affiliates.......       73,288          72,951
Other assets:
 Deferred leasing costs.......................       88,953          83,269
 Deferred financing costs (see Note 4)........       26,350          43,110
 Prepaid expenses and other...................       11,076          11,857
                                                 ----------      ----------
                                                    126,379         138,236
 Less--accumulated amortization...............      (48,585)        (49,889)
                                                 ----------      ----------
 Other assets, net............................       77,794          88,347
                                                 ----------      ----------
Total Assets..................................   $3,541,076      $3,661,037
                                                 ==========      ==========

      LIABILITIES AND PARTNERS' CAPITAL
Mortgages and notes payable...................   $1,572,208      $1,568,019
Accounts payable, accrued expenses and other
 liabilities..................................       99,774         104,342
                                                 ----------      ----------
 Total Liabilities............................    1,671,982       1,672,361
Redeemable operating partnership units:
 Class A Common Units outstanding, 7,465,748
  at March 31, 2001 and 7,630,088 at December
  31, 2000, respectively......................      184,031         189,798
 Class B Common Units outstanding, 196,492 at
  March 31, 2001 and December 31, 2000........        4,844           4,888
 Series A Preferred Units outstanding,
  125,000 at March 31, 2001 and December 31,
  2000........................................      121,809         121,809
 Series B Preferred Units outstanding,
  6,900,000 at March 31, 2001 and December
  31, 2000....................................      166,346         166,346
 Series D Preferred Units outstanding,
  400,000 at March 31, 2001 and December 31,
  2000........................................       96,842          96,842

Partners' Capital
Class A Common Units:
 General partner Common Units outstanding,
  612,160 at March 31, 2001 and 652,649 at
  December 31, 2000, respectively.............       12,951          14,089
 Limited partner Common Units outstanding,
  53,138,092 at March 31, 2001 and 56,982,135
  at December 31, 2000, respectively..........    1,282,271       1,394,904
                                                 ----------      ----------
   Total Partners' Capital....................    1,295,222       1,408,993
                                                 ----------      ----------
                                                 $3,541,076      $3,661,037
                                                 ==========      ==========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                       Consolidated Statements of Income
              (Unaudited and in thousands except per unit amounts)

                                                         Three Months Ended
                                                              March 31,
                                                         --------------------
                                                           2001       2000
                                                         ---------  ---------
Revenue:
  Rental property....................................... $ 128,226  $ 136,181
  Equity in earnings of unconsolidated affiliates.......       744        827
  Interest and other income.............................     6,754      3,274
                                                         ---------  ---------
    Total Revenue.......................................   135,724    140,282
Operating expenses:
  Rental property.......................................    36,751     39,339
  Depreciation and amortization.........................    29,125     28,271
  Interest expense......................................
    Contractual.........................................    26,944     26,158
    Amortization of deferred financing costs............       665        721
                                                         ---------  ---------
                                                            27,609     26,879
General and administrative..............................     4,914      4,965
                                                         ---------  ---------
Income before gain on disposition of land and
 depreciable assets and extraordinary item..............    37,325     40,828
Gain on disposition of land and depreciable assets......     7,071      6,946
                                                         ---------  ---------
Income before extraordinary item........................    44,396     47,774
  Extraordinary item--loss on early extinguishment of
   debt.................................................      (193)     (195)
                                                         ---------  ---------
  Net income............................................    44,203     47,579
Distributions on preferred units........................    (8,145)    (8,145)
                                                         ---------  ---------
  Net income available for Class A Common Units......... $  36,058  $  39,434
                                                         =========  =========
Net income per Common Unit--basic:
  Income before extraordinary item...................... $    0.57  $    0.57
    Extraordinary item--loss on early extinguishment of
     debt...............................................       --         --
                                                         ---------  ---------
  Net income............................................ $    0.57  $    0.57
                                                         =========  =========
Net income per Common Unit--diluted:
  Income before extraordinary item...................... $    0.56  $    0.57
    Extraordinary item--loss on early extinguishment of
     debt...............................................       --         --
                                                         ---------  ---------
  Net income............................................ $    0.56  $    0.57
                                                         =========  =========
Weighted average Common Units outstanding--basic:
  Class A Common Units:
    General Partner.....................................       635        686
    Limited Partners....................................    62,774     67,884
  Class B Common Units:
    Limited Partners....................................       196        196
                                                         ---------  ---------
      Total.............................................    63,605     68,766
                                                         =========  =========
Weighted average Common Units outstanding--diluted:
  Class A Common Units:
    General Partner.....................................       637        687
    Limited Partners....................................    63,037     67,968
  Class A Common Units:
    Limited Partners....................................       196        196
                                                         ---------  ---------
      Total.............................................    63,870     68,851
                                                         =========  =========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                     Consolidated Statements of Cash Flows
                          (Unaudited and in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
Operating activities:
Net income............................................... $  44,203  $  47,579
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization..........................    29,790     28,992
  Equity in earnings of unconsolidated affiliates........      (744)      (827)
Loss on early extinguishment of debt.....................       193        195
Gain on disposition of land and depreciable assets.......    (7,071)    (6,946)
Transition adjustment upon adoption of FASB 133..........       556        --
Loss on ineffective portion of derivative instruments....       466        --
Changes in operating assets and liabilities..............    (2,486)    (9,078)
                                                          ---------  ---------
    Net cash provided by operating activities............    64,907     59,915
                                                          ---------  ---------
Investing activities:
Additions to real estate assets..........................   (57,752)   (39,106)
Proceeds from disposition of real estate assets..........    47,900     20,666
Repayment from advances to subsidiaries..................    27,560      1,237
Distributions from unconsolidated affiliates.............     1,261        418
Investments in notes receivable..........................    31,078       (531)
Other investing activities...............................    (9,763)   (20,335)
                                                          ---------  ---------
    Net cash provided by/(used in) investing activities..    40,284   (37,651)
                                                          ---------  ---------
Financing activities:
Distributions paid on Common Units.......................   (36,506)   (38,438)
Distributions paid on Preferred Units....................    (8,145)    (8,145)
Payment of prepayment penalties..........................      (193)      (195)
Borrowings on mortgages and notes payable................    16,402     72,215
Repayment of mortgages and notes payable.................   (33,733)   (67,334)
Borrowings on revolving loans............................    16,000    129,000
Repayment on revolving loans.............................    (9,000)   (85,000)
Net redemptions/proceeds of contributed capital..........    (1,725)       599
Repurchase of common units...............................  (106,270)   (35,301)
Net change in deferred financing costs...................      (738)      (418)
                                                          ---------  ---------
    Net cash used in financing activities................  (163,908)   (33,017)
                                                          ---------  ---------
Net decrease in cash and cash equivalents................   (58,717)   (10,753)
Cash and cash equivalents at beginning of the period.....   102,486     33,915
                                                          ---------  ---------
Cash and cash equivalents at end of the period........... $  43,769  $  23,162
                                                          =========  =========
Supplemental disclosure of cash flow information:
Cash paid for interest................................... $  23,109  $  23,781
                                                          =========  =========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP
                     Consolidated Statements of Cash Flows
                          (Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities

   The following table summarizes the net assets contributed by the holders of Common Units in the Operating Partnership and the net assets acquired subject to mortgage notes payable.

                                                                 Three Months
                                                                 Ended March
                                                                     31,
                                                                ---------------
                                                                 2001     2000
                                                                -------  ------
Assets:
Notes receivable............................................... $   675  $  --
Cash and cash equivalents......................................     551     --
Net real estate assets.........................................  19,881   1,356
Liabilities:
Mortgages and notes payable....................................  22,520     --
Accounts payable, accrued expenses and other liabilities.......   1,392     --
                                                                -------  ------
Net assets..................................................... $(2,805) $1,356
                                                                =======  ======


          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 March 31, 2001
                                  (Unaudited)

1. BASIS OF PRESENTATION

   The Operating Partnership is a subsidiary of the Company. At March 31, 2001, the Company owned 88% of the Common Units in the Operating Partnership.

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

   Certain amounts in the March 31, 2000 financial statements have been reclassified to conform to the March 31, 2001 presentation. These reclassifications had no material effect on net income or partner's capital as previously reported.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

   The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows have been made. For further information, refer to the financial statements and notes thereto included in our 2000 Annual Report on Form 10-K.

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

   The accounting policies of the segments are the same as those described in
Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three months ended March 31, 2001 and 2000.

                                                         Three Months Ended
                                                              March 31,
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
Rental Income:
Office segment......................................... $  103,546  $  110,117
Industrial segment.....................................     11,715      13,115
Retail segment.........................................      9,695       8,395
Apartment segment......................................      3,270       4,554
                                                        ----------  ----------
    Total Rental Income................................ $  128,226  $  136,181
                                                        ==========  ==========
Net Operating Income:
Office segment......................................... $   73,124  $   77,125
Industrial segment.....................................      9,976      10,851
Retail segment.........................................      6,584       6,049
Apartment segment......................................      1,791       2,817
                                                        ----------  ----------
    Total Net Operating Income.........................     91,475      96,842
                                                        ----------  ----------
Reconciliation to income before extraordinary item:
Equity in income of unconsolidated affiliates..........        744         827
Gain on disposition of land and depreciable assets.....      7,071       6,946
Interest and other income..............................      6,754       3,274
Interest expense.......................................    (27,609)    (26,879)
General and administrative expense.....................     (4,914)     (4,965)
Depreciation and amortization..........................    (29,125)    (28,271)
                                                        ----------  ----------
Income before extraordinary item....................... $   44,396  $   47,774
                                                        ==========  ==========
Total Assets:
Office segment......................................... $2,676,250  $2,995,360
Industrial segment.....................................    337,605     435,022
Retail segment.........................................    243,538     258,853
Apartment segment......................................     86,761     118,549
Corporate and other....................................    196,922     164,295
                                                        ----------  ----------
    Total Assets....................................... $3,541,076  $3,972,079
                                                        ==========  ==========

3. LEGAL CONTINGENCIES

   On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint asserts claims against J.C. Nichols and certain named directors and officers of J.C. Nichols for breach of fiduciary duty to J.C. Nichols' stockholders, and to members of the J.C. Nichols Company Employee Stock Ownership Trust, as well as claims under Section 14(a) of the Securities Exchange Act of 1934 Sections 11 and 12(2) of the Securities Act of 1933 variously against J.C. Nichols, the named directors and officers of J.C. Nichols and the Company. By order dated June 18, 1999, the court granted in part and denied in part our

                      HIGHWOODS REALTY LIMITED PARTNERSHIP
motion to dismiss, and the court thereafter certified the proposed class of plaintiffs with respect to the remaining claims. By order dated August 28, 2000, the court granted in part and denied in part defendants' summary judgment motion. Defendants sought reconsideration of the court's ruling with respect to certain of the securities claims as to which the court denied their summary judgment motion, and by order dated January 11, 2001, the court granted in part that reconsideration motion. On the eve of the trial of this matter, the parties settled all their remaining claims. The parties have executed a Stipulation of Settlement, which has been submitted to the court. The final settlement hearing is scheduled for May 24, 2001. We do not believe the settlement will have a material adverse effect on our business, financial condition or results of operations.

4. DERIVATIVE FINANCIAL INSTRUMENTS

   On January 1, 2001, we adopted Financial Accounting Standards Board Statement (SFAS) No. 133/138, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Accumulated Other Comprehensive Loss ("AOCL") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In connection with the adoption of SFAS 133/138 in January 2001, we recorded a net transition adjustment of $555,962 of unrealized loss in interest and other income and a net transition adjustment of $125,000 in AOCL. Adoption of the standard also resulted in our recognizing $127,000 of derivative instrument liabilities and a reclassification of approximately $10.6 million of deferred financing costs from past cashflow hedging relationships from other assets to AOCL.

   Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cashflows and to lower overall borrowing costs. To achieve these objectives, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold these derivatives for trading or speculative purposes.

   All of our derivatives are designated as cashflow hedges (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk) at March 31, 2001. The effective portion of the cumulative loss on the derivative instruments was $10.6 million at March 31, 2001 and is reported as a component of AOCL in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (as the underlying debt is paid down). We expect that the portion of the cumulative loss recorded in AOCL at March 31, 2001 associated with the derivative instruments that will be recognized within the next 12 months will be approximately $1.5 million. The ineffective portion of our derivatives' changes in fair value has resulted in a loss of $1.0 million and is reported in interest and other income on the Consolidated Statements of Income at March 31, 2001.

   Derivative liabilities totaling approximately $860,788 related to our interest rate swap, cap and collar agreements, with a notional amount of $113.1 million, are recorded in other accounts payable, accrued expenses and other liabilities in the Consolidated Condensed Balance Sheets at March 31, 2001. The fair value of our interest rate swap, cap and collar agreements was ($860,788) at March 31, 2001 and is based on individual market values as calculated monthly using a published forward curve for the floating portion and the agreed upon fixed rate for the fixed portion of the interest rate swap, cap and collar agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report and is based primarily on the consolidated financial statements of the Operating Partnership.

Results of Operations

   Revenues from rental operations decreased $8.0 million, or 5.9%, from $136.2 million for the three months ended March 31, 2000 to $128.2 million for the comparable period in 2001. The decrease is primarily a result of the disposition and contribution of 6.5 million square feet of wholly owned office, industrial and retail properties and 277 apartment units, offset in part by the acquisition of 741,000 square feet of wholly owned office properties and the completion of 2.2 million square feet of development activity during the last nine months of 2000 and the first three months of 2001. Our in-service portfolio decreased from 40.2 million square feet at March 31, 2000 to 36.5 million square feet at March 31, 2001. Same property revenues, which are the revenues of the 455 in-service properties and 1,608 apartment units owned on January 1, 2000, increased 3.3% for the three months ended March 31, 2001, compared to the same three months of 2000.

   During the three months ended March 31, 2001, 161 leases representing 1.1 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 7.9% higher than the average rate per square foot on the expired leases.

   Interest and other income increased $3.5 million, or 106.1%, from $3.3 million for the three months ended March 31, 2000 to $6.8 million for the comparable period in 2001. The increase was a result of an increase in interest income and third party fee income partly offset by an adjustment related to the adoption of FASB 133.

   Rental operating expenses decreased $2.5 million, or 6.4%, from $39.3 million for the three months ended March 31, 2000 to $36.8 million for the comparable period in 2001. The decrease is primarily a result of the disposition and contribution of 6.5 million square feet of wholly owned office, industrial and retail properties and 277 apartment units, offset in part by the acquisition of 741,000 square feet of wholly owned office properties and the completion of 2.2 million square feet of development activity during the last nine months of 2000 and the first three months of 2001. Rental operating expenses as a percentage of related revenues remained constant at 29.0% for the three months ended March 31, 2000 and 2001.

   Depreciation and amortization for the three months ended March 31, 2001 and 2000 was $29.1 million and $28.3 million, respectively. The increase of $854,000, or 2.8%, is due to an increase in tenant improvements in 2000 and 2001. Interest expense increased $0.7 million, or 2.6%, from $26.9 million for the three months ended March 31, 2000 to $27.6 million for the comparable period in 2001. The increase is attributable to a decrease in capitalized interest from 2000 to 2001. Interest expense for the three months ended March 31, 2001 and 2000 included $665,000 and $721,000, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses increased 0.1% from 3.5% of total revenue for the three months ended March 31, 2000 to 3.6% for the comparable period in 2001.

   Income before extraordinary item was $44.4 million and $47.8 million for the three months ended March 31, 2001 and 2000, respectively. The Operating Partnership recorded $8.1 million in preferred unit distributions for the three months ended March 31, 2001 and 2000.

Liquidity and Capital Resources

   Statement of Cash Flows. For the three months ended March 31, 2001, the Operating Partnership generated $64.9 million in cash flows from operating activities and $40.3 million from investing activities (primarily as a result of the dispositions of real estate assets and repayments from subsidiaries, partly offset in part by additions to real estate assets). These combined cash flows of $105.2 million were used during the quarter to partly fund financing activities of $163.9 million, primarily consisting of the repurchase of Common Units and the payment of distributions.

   Capitalization. The Operating Partnership's total indebtedness at March 31, 2001 totaled $1.6 billion and was comprised of approximately $610.0 million of secured indebtedness with a weighted average interest rate of 7.8% and $1.0 billion of unsecured indebtedness with a weighted average interest rate of 7.3%. Except as stated below, all of the mortgage and notes payable outstanding at March 31, 2001 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. Approximately $32.5 million of floating rate notes were not covered by interest rate hedge contracts on March 31, 2001.

   To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our $300.0 million unsecured revolving loan (the "Revolving Loan") bear interest at variable rates. Our long-term debt, which consists of long-term financings and the issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

   The following table sets forth information regarding our interest rate hedge contracts as of March 31, 2001:

                                                                       Fair
                 Notional Maturity                                    Market
Type of Hedge     Amount    Date      Reference Rate     Fixed Rate    Value
-------------    -------- -------- --------------------  ----------  ---------
Swap............ $19,671   6/10/02 1-Month LIBOR + 0.75%       6.95% $(392,540)
Collar..........  80,000  10/15/01 1-Month LIBOR         5.60--6.25%  (468,248)
Cap.............  13,434   6/15/01 1-Month LIBOR               7.75%       --

   The interest rate on our variable rate debt is adjusted at one-month intervals, subject to settlements under these contracts. Net
(receipts)/payments made to counterparties under interest rate hedge contracts were $(24,105) during the first quarter of 2001 and $7,540 during the first quarter of 2000, and were recorded as (decreases)/increases to interest expense.

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

   Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $80.0 million of our existing development activity. We expect to fund our short-term liquidity needs through a combination of:

  . additional borrowings under our Revolving Loan (approximately $248.0 million was available as of March 31, 2001);

  . the issuance of secured debt;

  . the selective disposition of non-core assets; and

  . the sale or contribution of some of our wholly owned properties to strategic joint ventures to be formed with selected partners interested in investing with us, which will have the net effect of generating additional capital through such sale or contributions.

   Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under the Revolving Loan and long-term unsecured debt. We remain committed to maintaining a flexible and conservative capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership as well as (3) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayment of borrowings under the Revolving Loan. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities or the incurrence of other debt.

   We anticipate that our available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long-term. However, if these sources of funds are insufficient or unavailable, our ability to satisfy our cash requirements may be adversely affected.

Recent Developments

   Unit Repurchases. On April 25, 2001, the Company announced that it had essentially completed its previously announced 10.0 million share and unit repurchase program pursuant to which the Company repurchased 9.9 million shares of Common Stock and Common Units at a weighted average price of $24.18 per share/unit, for a total purchase price of $239.2 million. In addition, the Company announced that its board of directors has authorized the repurchase of up to an additional 5.0 million shares of Common Stock and Common Units. To date, the Company has not repurchased any shares or units under its new program. For each share of Common Stock repurchased by the Company, one equivalent Common Unit is retired.

   Disposition Activity. During the three months ended March 31, 2001, we sold approximately 76,000 rentable square feet of office properties, 277 apartment units and 73.0 acres of development land for gross proceeds of $49.7 million. In addition, we currently have 182,000 rentable square feet of wholly owned properties and 1,395 apartment units under contract for sale in various transactions totaling $120.0 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close at various times throughout 2001. However we can provide no assurance that all or parts of these transactions will be consummated.

   As of May 14, 2001, we expect to use a portion of the net proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. We expect to reinvest up to $10.0 million of the remaining net proceeds from completed disposition activity and up to 112.0 million of the net proceeds from pending disposition activity to acquire in tax-deferred exchange transactions in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral.

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

   FFO and cash available for distribution for the three and nine month periods ended March 31, 2001 and 2000 are summarized in the following table (unaudited and in thousands):

                              Three Months
                             Ended March 31,
                             ----------------
                              2001     2000
                             -------  -------
Funds from Operations:
Income before extraordinary
 item....................... $44,396  $47,774
  Add/(Deduct):
  Distributions to preferred
   unit-holders.............  (8,145)  (8,145)
  Transition adjustment upon
   adoption of FASB 133.....     556      --
  Gain on disposition of
   land and depreciable
   assets...................  (7,071)  (6,946)
  Gain on disposition of
   land.....................   1,026      --
  Depreciation and
   amortization.............  29,125   28,271
  Depreciation of
   unconsolidated
   affiliates...............   1,909      782
                             -------  -------
  Funds from operations
   before minority
   interest.................  61,796   61,736
Cash Available for
 Distribution:
  Add/(Deduct):
  Rental income from
   straight-line rents......  (3,102)  (3,800)
  Amortization of deferred
   financing costs..........     665      721
  Non-incremental revenue
   generating capital
   Expenditures (1):
    Building improvements
     paid...................  (1,073)  (1,369)
    Second generation tenant
     improvements paid......  (3,755)  (4,782)
    Second generation lease
     commissions paid.......  (4,787)  (3,131)
                             -------  -------
Cash available for
 distribution............... $49,744  $49,375
                             =======  =======
Weighted average Common
 Units Outstanding--Basic...  63,605   68,766
                             =======  =======
Weighted average Common
 Units Outstanding--
 Diluted....................  63,870   68,851
                             =======  =======
Dividend payout ratio--
 Diluted:
Funds from operations.......    58.9%    61.9%
                             =======  =======
Cash available for
 distribution...............    78.2%    77.4%
                             =======  =======

--------
(1) Amounts represent cash expenditures.

Disclosure Regarding Forward-Looking Statements

   Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

  .our markets could suffer unexpected increases in development of office, industrial and retail properties;

  .the financial condition of our tenants could deteriorate;

  .the costs of our development projects could exceed our original estimates;

  . we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

  . we may not be able to lease or release space quickly or on as favorable terms as old leases;

  . we may have incorrectly assessed the environmental condition of our properties;

  . an unexpected increase in interest rates would increase our debt service costs;

  . we may not be able to continue to meet our long-term liquidity requirements on favorable terms;

  . we could lose key executive officers; and

  . our southeastern markets may suffer an unexpected decline in economic growth or increase in unemployment rates.

   Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

Property Information

   The following table sets forth certain information with respect to our wholly owned in-service and development properties (excluding apartment units) as of March 31, 2001 and 2000:

                                                            Rentable   Percent
                                                             Square    Leased/
March 31, 2001                                                Feet    Pre-Leased
--------------                                             ---------- ----------
In-Service:
  Office.................................................  24,509,000     94%
  Industrial.............................................  10,358,000     95%
  Retail(1)..............................................   1,645,000     94%
                                                           ----------    ---
   Total or Weighted Average.............................  36,512,000     94%
                                                           ==========    ===
Development:
Completed--Not Stabilized
  Office.................................................     524,000     78%
  Industrial.............................................     306,000     52%
  Retail.................................................         --     --
                                                           ----------    ---
   Total or Weighted Average.............................     830,000     69%
                                                           ==========    ===
In Process
  Office.................................................   2,079,000     52%
  Industrial.............................................     122,000    --
  Retail.................................................      20,000     34%
                                                           ----------    ---
   Total or Weighted Average.............................   2,221,000     61%
                                                           ==========    ===
Total:
  Office.................................................  27,112,000
  Industrial.............................................  10,786,000
  Retail.................................................   1,665,000
                                                           ----------
   Total or Weighted Average.............................  39,563,000
                                                           ==========
March 31, 2000
--------------
In-Service:
  Office.................................................  27,517,000     94%
  Industrial.............................................  11,153,000     93%
  Retail.................................................   1,543,000     95%
                                                           ----------    ---
   Total or Weighted Average.............................  40,213,000     94%
                                                           ==========    ===
Development:
Completed--Not Stabilized
  Office.................................................   1,745,000     69%
  Industrial.............................................     297,000     60%
  Retail.................................................     180,000     94%
                                                           ----------    ---
   Total or Weighted Average.............................   2,222,000     70%
                                                           ==========    ===
In Process
  Office.................................................   1,101,000     78%
  Industrial.............................................     284,000     57%
  Retail.................................................         --     --
                                                           ----------    ---
   Total or Weighted Average.............................   1,385,000     74%
                                                           ==========    ===
Total:
  Office.................................................  30,363,000
  Industrial.............................................  11,734,000
  Retail.................................................   1,723,000
                                                           ----------
   Total or Weighted Average.............................  43,820,000
                                                           ==========

--------
(1) Excludes basement space

   As of March 31, 2001, we were developing 24 suburban office properties and four industrial properties totaling 3.1 million rentable square feet of office and industrial space. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with our joint venture partners seven additional properties totaling 859,000 rentable square feet. At March 31, 2001, these seven development projects had an aggregate budgeted cost of $107.1 million and were 67.0% pre-leased.

In-Process

                                         Rentable                    Pre-Leasing
                                          Square   Estimated Cost at Percentage  Estimated    Estimated
         Name               Market         Feet      Cost    3/31/01     (1)     Completion Stabilization
         ----               ------       --------- --------- ------- ----------- ---------- -------------
                                                   ($ in thousands)
Office:
Highwoods Preserve V   Tampa               185,000 $ 27,633  $17,273     100%       3Q01        3Q01
Met Life Building at
 Brookfield(2)         Greenville          118,000   13,220    3,938      67%       3Q01        4Q01
Romac                  Tampa               128,000   18,582    5,967     100%       4Q01        4Q01
Verizon Wireless(2)    Greenville          193,000   16,356    2,975     100%       1Q02        1Q02
International Place 3  Memphis             214,000   34,272    5,462     100%       2Q02        2Q02
Cool Springs II        Nashville           205,000   22,718   16,294      19%       2Q01        2Q02
Centre Green Two(2)    Research Triangle    97,000   11,596    6,225      61%       2Q01        2Q02
ParkWest One(2)        Research Triangle    46,000    4,364    1,871      28%       2Q01        2Q02
ParkWest Two(2)        Research Triangle    48,000    4,544    1,998     100%       2Q01        2Q02
Hickory Trace          Nashville            52,000    5,933    4,260     --         3Q01        3Q02
Centre Green Four(2)   Research Triangle   100,000   11,764    4,418     --         3Q01        3Q02
North Shore Commons A  Richmond            115,000   13,084    9,003      58%       2Q01        3Q02
Stony Point III(2)     Richmond            107,000   11,425    2,577      45%       2Q01        3Q02
Shadow Creek II(2)     Memphis              81,000    8,750    1,877     --         4Q01        4Q02
Highwoods Park at
 Jefferson Village(2)  Piedmont Triad      101,000    9,839    1,159     --         4Q01        4Q02
GlenLake I(2)          Research Triangle   158,000   19,089    3,011     --         4Q01        4Q02
Seven Springs I(2)     Nashville           131,000   15,556    3,739     --         1Q02        1Q03
                                         --------- --------  -------    ----
In-Process Office
 Total or Weighted
 Average                                 2,079,000 $248,725  $92,047      52%
                                         ========= ========  =======    ====
Industrial:
Tradeport Place IV     Atlanta             122,000 $  4,447  $ 1,988     --         3Q01        3Q02
                                         --------- --------  -------    ----
In-Process Industrial
 Total or Weighted
 Average                                   122,000 $  4,447  $ 1,988     --
                                         ========= ========  =======    ====
Retail:
Plaza Redevelopment
 (Grauada Shops)       Kansas City          20,000 $  4,680  $   176      34%       4Q01        4Q01
                                         --------- --------  -------    ----
In-Process Retail
 Total or Weighted
 Average                                    20,000 $  4,680  $   176      34%
                                         ========= ========  =======    ====
Total or Weighted
 Average of all
 In-Process
 Development Projects                    2,221,000 $257,852  $94,211      49%
                                         ========= ========  =======    ====

--------
(1) Letters of intent comprise 2% of the Total Pre-Leasing Percentage.
(2) We are developing these properties for a third party and own an option to purchase each property.

Completed--Not Stabilized

                                            Rentable                     Pre-Leasing              Estimated
                                             Square   Estimated Cost at  Percentage  Estimated  Stabilization
          Name                 Market         Feet      Cost    3/31/01      (1)     Completion      (2)
          ----            ----------------- --------- --------- -------- ----------- ---------- -------------
                                                      ( $ in thousands)
Office:
Deerfield III             Atlanta              54,000 $  5,276  $  4,185     100%       4Q00        3Q01
Shadow Creek              Memphis              80,000    8,989     7,547      82%       4Q00        4Q01
380 Park Place            Tampa                82,000    9,675     8,419      78%       1Q01        4Q01
Highwoods Plaza           Tampa                66,000    7,505     6,436      30%       4Q00        1Q02
Situs III                 Research Triangle    39,000    4,543     2,693      94%       1Q01        1Q02
Maplewood                 Research Triangle    36,000    3,901     3,240     100%       1Q01        1Q02
Highwoods Tower II        Research Triangle   167,000   25,134    19,601      75%       1Q01        2Q02
                                            --------- --------  --------     ---        ----        ----
Office Total or Weighted
 Average                                      524,000 $ 65,023  $ 52,121      78%
                                            ========= ========  ========     ===
Industrial:
Holden Road               Piedmont Triad       64,000 $  2,014  $  1,750      60%       1Q01        3Q01
Tradeport Place III       Atlanta             122,000    4,780     4,568     100%       4Q00        4Q01
Enterprise Center I       Piedmont Triad      120,000    3,807     3,218     --         4Q00        4Q01
                                            --------- --------  --------     ---
Completed-Not Stabilized
 Retail Total or
 Weighted Average                             306,000 $ 10,601  $  9,536      52%
                                            ========= ========  ========     ===
Total or Weighted
 Average of all
 Completed-Not
 Stabilized Development
 Projects                                     830,000 $ 75,624  $ 61,657      69%
                                            --------- --------  --------     ---
Total or Weighted
 Average of all
 Development Projects                       3,051,000 $333,476  $155,868      54%
                                            ========= ========  ========     ===

--------
(1) Letters of intent comprise 2% of the Total Pre-leasing Percentage.

                      Rentable
                       Square    Estimated    Pre-Leasing
                        Feet        Cost      Percentage(1)
                      -------- -------------- ------------
                               (in thousands)
Development Analysis

Summary by Estimated Stabilization Date:
  Second Quarter 2001........................       --       --        --
  Third Quarter 2001.........................   303,000 $ 34,923       92%
  Fourth Quarter 2001........................   670,000   63,733       69%
  First Quarter 2002.........................   334,000   32,305       85%
  Second Quarter 2002........................   777,000  102,628       64%
  Third Quarter 2002.........................   496,000   46,653       23%
  Fourth Quarter 2002........................   340,000   37,678      --
  First Quarter 2003.........................   131,000   15,556      --
                                              --------- --------      ---
    Total or Weighted Average................ 3,051,000 $333,476       54%
                                              ========= ========      ===

Summary by Market:
  Atlanta....................................   298,000 $ 14,503       59%
  Greenville.................................   311,000   29,576       87%
  Kansas City................................    20,000    4,680       34%
  Memphis....................................   375,000   52,011       75%
  Nashville..................................   388,000   44,207       10%
  Piedmont Triad.............................   285,000   15,660       13%
  Research Triangle..........................   691,000   84,935       46%
  Richmond...................................   222,000   24,509       52%
  Tampa......................................   461,000   63,395       86%
                                              --------- --------      ---
    Total or Weighted Average................ 3,051,000 $333,476       54%
                                              ========= ========      ===
  Build-to-Suit..............................   720,000 $ 96,843      100%
  Multi-Tenant............................... 2,331,000  236,633       40%
                                              --------- --------      ---
    Total or Weighted Average................ 3,051,000 $333,476       54%
                                              ========= ========      ===

                                               Average
                                              Rentable   Average
                                               Square   Estimated Pre-Leasing
                                                Feet      Cost    Percentage(1)
                                              --------- --------- ------------
                                                       (in thousands)
Per Property Type:
  Office.....................................   108,458 $ 13,073       57%
  Industrial.................................   107,000    3,762       37%
  Retail.....................................    20,000    4,680       34%
                                              --------- --------      ---
  All........................................   105,207 $ 11,499       54%
                                              ========= ========      ===

--------
(1) Letters of intent comprise 2% of the Total Pre-Leasing Percentage.

   The following table sets forth certain information about leasing activities at our wholly owned in-service properties (excluding apartment units) for the three months ended March 31, 2001 and December 31, September 30 and June 30, 2000.

                                        Office Leasing Statistics
                                            Three Months Ended
                         ------------------------------------------------------------
                           3/31/01     12/31/00     9/30/00     6/30/00     Average
                         -----------  -----------  ----------  ----------  ----------
Net Effective Rents
 Related to Re-Leased
 Space:
Number of lease
 transactions (signed
 leases)................         132          199         174         221         182
Rentable square footage
 leased.................     941,419    1,187,466   1,056,239     990,663   1,043,947
Average per rentable
 square foot over the
 lease term:
  Base rent............. $     17.73  $     17.51  $    15.23  $    18.43  $    17.23
  Tenant improvements...       (1.13)       (1.14)      (1.21)      (1.39)      (1.22)
  Leasing commissions...       (0.57)       (0.59)      (0.40)      (0.57)      (0.53)
  Rent concessions......       (0.01)       (0.03)      (0.03)      (0.05)      (0.03)
                         -----------  -----------  ----------  ----------  ----------
  Effective rent........       16.02        15.75       13.59       16.42       15.45
  Expense stop(1).......       (2.96)       (4.73)      (4.03)      (5.37)      (4.27)
                         -----------  -----------  ----------  ----------  ----------
  Equivalent effective
   net rent............. $     13.06  $     11.02  $     9.56  $    11.05  $    11.17
                         ===========  ===========  ==========  ==========  ==========
Average term in years...         5.3          4.6         4.9         4.6         4.8
                         ===========  ===========  ==========  ==========  ==========
Capital Expenditures
 Related to Released
 Space:
Tenant Improvements:
  Total dollars
   committed under
   signed leases........ $ 7,103,609  $ 7,273,031  $6,676,576  $5,510,054  $6,640,817
  Rentable square feet..     941,419    1,187,466   1,056,239     990,663   1,043,947
                         -----------  -----------  ----------  ----------  ----------
  Per rentable square
   foot................. $      7.55  $      6.12  $     6.32  $     5.56  $     6.36
                         ===========  ===========  ==========  ==========  ==========
Leasing Commissions:
  Total dollars
   committed under
   signed leases ....... $ 3,361,410  $ 2,873,345  $1,910,278  $2,392,441  $2,634,369
  Rentable square feet..     941,419    1,187,466   1,056,239     990,663   1,043,947
                         -----------  -----------  ----------  ----------  ----------
  Per rentable square
   foot................. $      3.57  $      2.42  $     1.81  $     2.41  $     2.52
                         ===========  ===========  ==========  ==========  ==========
Total:
  Total dollars
   committed under
   signed leases........ $10,465,020  $10,146,377  $8,586,853  $7,902,495  $9,275,186
  Rentable square feet..     941,419    1,187,466   1,056,239     990,663   1,043,947
                         -----------  -----------  ----------  ----------  ----------
  Per rentable square
   foot................. $     11.12  $      8.54  $     8.13  $     7.98  $     8.88
                         ===========  ===========  ==========  ==========  ==========
Rental Rate Trends:
  Average final rate
   with expense pass
   throughs............. $     15.05  $     15.83  $    14.30  $    16.59  $    15.44
  Average first year
   cash rental rate..... $     16.04  $     16.38  $    14.96  $    17.58  $    16.24
                         -----------  -----------  ----------  ----------  ----------
  Percentage increase...         6.6%         3.5%        4.6%        6.0%        5.2%
                         ===========  ===========  ==========  ==========  ==========

--------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

                                     Industrial Leasing Statistics
                                           Three Months Ended
                              ------------------------------------------------
                              3/31/01   12/31/00  9/30/00   6/30/00   Average
                              --------  --------  --------  --------  --------
Net Effective Rents Related
 to Re-Leased Space:
Number of lease transactions
 (signed leases)............        27        31        31        46        34
Rentable square footage
 leased.....................   190,663   355,947   349,079   362,521   314,553
Average per rentable square
 foot over the lease term:
  Base rent.................  $   5.88  $   5.29  $   4.54  $   5.14  $   5.21
  Tenant improvements.......     (0.20)    (0.29)    (0.32)    (0.28)    (0.27)
  Leasing commissions.......     (0.09)    (0.15)    (0.15)    (0.12)    (0.13)
  Rent concessions..........     (0.00)    (0.00)    (0.00)    (0.01)    (0.00)
                              --------  --------  --------  --------  --------
  Effective rent............      5.59      4.85      4.07      4.73      4.81
  Expense stop (1)..........     (0.74)    (0.30)    (0.23)    (0.48)    (0.44)
                              --------  --------  --------  --------  --------
  Equivalent effective net
   rent.....................  $   4.85  $   4.55  $   3.84  $   4.25  $   4.37
                              ========  ========  ========  ========  ========
Average term in years.......       2.5       2.7       3.6       4.2       3.3
                              ========  ========  ========  ========  ========
Capital Expenditures Related
 to Re-leased Space:
Tenant Improvements:
  Total dollars committed
   under signed leases......  $ 91,304  $412,679  $510,520  $389,592  $351,023
  Rentable square feet......   190,663   355,947   349,079   362,521   314,553
                              --------  --------  --------  --------  --------
  Per rentable square foot..  $   0.48  $   1.16  $   1.46  $   1.07  $   1.12
                              ========  ========  ========  ========  ========
Leasing Commissions:
Total dollars committed
 under signed leases........  $ 61,239  $145,117  $167,772  $185,028  $139,789
Rentable square feet........   190,663   355,947   349,079   362,521   314,553
                              --------  --------  --------  --------  --------
  Per rentable square foot..  $   0.32  $   0.41  $   0.48  $   0.51  $   0.44
                              ========  ========  ========  ========  ========
Total:
  Total dollars committed
   under signed leases......  $152,542  $557,796  $678,292  $574,620  $490,813
  Rentable square feet......   190,663   355,947   349,079   362,521   314,553
                              --------  --------  --------  --------  --------
  Per rentable square foot..  $   0.80  $   1.57  $   1.94  $   1.59  $   1.56
                              ========  ========  ========  ========  ========
Rental Rate Trends:
Average final rate with
 expense pass throughs......  $   4.89  $   4.92  $   4.11  $   4.44  $   4.59
Average first year cash
 rental rate................  $   5.06  $   5.23  $   4.51  $   4.72  $   4.88
                              --------  --------  --------  --------  --------
Percentage increase.........       3.4%      6.3%      9.6%      6.4%      6.3%
                              ========  ========  ========  ========  ========

--------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

                                     Retail Leasing Statistics
                                         Three Months Ended
                           --------------------------------------------------
                           3/31/01   12/31/00  9/30/00    6/30/00    Average
                           --------  --------  --------  ----------  --------
Net Effective Rents
 Related to Re-Leased
 Space:
Number of lease
 transactions (signed
 leases)..................        9        15        21          15        15
Rentable square footage
 leased...................   38,618    35,057    53,217      37,036    40,982
Average per rentable
 square foot over the
 lease term:
  Base rent............... $  29.31  $  24.07  $  22.26  $    21.84  $  24.37
  Tenant improvements.....    (1.86)    (1.90)    (1.26)      (1.97)    (1.75)
  Leasing commissions.....    (0.29)    (0.49)    (0.58)      (0.57)    (0.48)
  Rent concessions........    (0.22)    (0.00)    (0.03)      (0.00)    (0.06)
                           --------  --------  --------  ----------  --------
  Effective rent..........    26.94     21.68     20.39       19.30     22.08
  Expense stop (1)........     0.00      0.00      0.00      ( 0.12)    (0.03)
                           --------  --------  --------  ----------  --------
  Equivalent effective net
   rent................... $  26.94  $  21.68  $  20.39  $    19.18  $  22.05
                           ========  ========  ========  ==========  ========
Average term in years.....      9.3       6.7       7.6         8.3       8.0
                           ========  ========  ========  ==========  ========
Capital Expenditures
 Related to Re-leased
 Space:
Tenant Improvements:
  Total dollars committed
   under signed leases.... $729,480  $655,301  $600,136  $  914,200  $724,779
  Rentable square feet....   38,618    35,057    53,217      37,036    40,982
                           --------  --------  --------  ----------  --------
  Per rentable square
   foot................... $  18.89  $  18.69  $  11.28  $    24.68  $  17.69
                           ========  ========  ========  ==========  ========
Leasing Commissions:
  Total dollars committed
   under signed leases.... $ 93,045  $ 66,986  $143,269  $  175,122  $119,606
  Rentable square feet....   38,618    35,057    53,217      37,036    40,982
                           --------  --------  --------  ----------  --------
  Per rentable square
   foot................... $   2.41  $   1.91  $   2.69  $     4.73  $   2.92
                           ========  ========  ========  ==========  ========
Total:
  Total dollars committed
   under signed leases.... $822,525  $722,287  $743,406  $1,089,322  $844,385
  Rentable square feet....   38,618    35,057    53,217      37,036    40,982
                           --------  --------  --------  ----------  --------
  Per rentable square
   foot................... $  21.30  $  20.60  $  13.97  $    29.41  $  20.60
                           ========  ========  ========  ==========  ========
Rental Rate Trends:
Average final rate with
 expense pass throughs.... $  12.91  $  18.41  $  13.85  $    16.60  $  15.44
Average first year cash
 rental rate.............. $  19.70  $  22.57  $  19.40  $    19.06  $  20.18
                           --------  --------  --------  ----------  --------
Percentage increase.......     52.6%     22.6%     40.1%       14.8%     30.7%
                           ========  ========  ========  ==========  ========

--------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

   The following tables set forth scheduled lease expirations at our wholly owned in-service properties (excluding apartment units) as of March 31, 2001, assuming no tenant exercises renewal options.

Office Properties:

                                                   Percentage of                  Average Annual
                                        Total      Leased Square   Annual Rents    Rental Rate     Percentage
                                      Rentable        Footage     Under Expiring    Per Square   of Leased Rents
                           Number    Square Feet  Represented by     Leases(1)       Foot for    Represented by
Year of Lease Expiration  of Leases   Expiring    Expiring Leases (in thousands)  Expirations(1) Expiring Leases
------------------------  --------- ------------- --------------- --------------- -------------- ---------------
2001....................      599     2,431,357        10.5%         $ 40,152         $16.51          10.3%
2002....................      548     3,154,987        13.7%           52,079          16.51          13.4%
2003....................      548     3,542,989        15.3%           59,604          16.82          15.3%
2004....................      368     2,659,604        11.5%           46,824          17.61          12.1%
2005....................      419     3,100,350        13.4%           52,818          17.04          13.6%
2006....................      157     2,281,087         9.9%           37,545          16.46           9.7%
2007....................       46     1,070,034         4.6%           16,668          15.58           4.3%
2008....................       48     1,269,730         5.5%           19,018          14.98           4.9%
2009....................       18       714,403         3.1%           11,431          16.00           2.9%
2010....................       44     1,501,620         6.5%           26,205          17.45           6.7%
2011 and thereafter.....       45     1,382,964         6.0%           26,231          18.97           6.8%
                            -----    ----------       ------         --------         ------         ------
                            2,840    23,109,125       100.0%         $388,575         $16.81         100.0%
                            =====    ==========       ======         ========         ======         ======

Industrial Properties:

                                                   Percentage of      Annual      Average Annual
                                        Total      Leased Square    Rents Under    Rental Rate    Percentage of
                                      Rentable        Footage        Expiring       Per Square    Leased Rents
                           Number      Square     Represented by     Leases(1)       Foot for    Represented by
Year of Lease Expiration  of Leases Feet Expiring Expiring Leases  (in thousands) Expirations(1) Expiring Leases
------------------------  --------- ------------- --------------- --------------- -------------- ---------------
2001....................      110     1,450,864        14.5%         $  6,694         $ 4.61          14.4%
2002....................      111     1,774,868        17.8%            7,797           4.39          16.7%
2003....................       90     1,370,468        13.7%            6,875           5.02          14.7%
2004....................       62     2,136,315        21.5%            8,912           4.17          19.1%
2005....................       42       684,591         6.9%            3,995           5.84           8.6%
2006....................       17       503,707         5.0%            2,806           5.57           6.0%
2007....................       13     1,081,566        10.8%            4,425           4.09           9.5%
2008....................        4       196,045         2.0%            1,306           6.66           2.8%
2009....................        6       268,813         2.7%            1,819           6.77           3.9%
2010....................        4       182,746         1.8%            1,043           5.71           2.2%
2011 and thereafter.....        6       326,680         3.3%              969           2.97           2.1%
                            -----    ----------       ------         --------         ------         ------
                              465     9,976,663       100.0%         $ 46,641         $ 4.68         100.0%
                            =====    ==========       ======         ========         ======         ======

--------
(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.

Retail Properties:

                                                 Percentage of                  Average Annual
                                       Total     Leased Square   Annual Rents    Rental Rate    Percentage of
                                     Rentable       Footage     Under Expiring    Per Square    Leased Rents
                           Number   Square Feet Represented by     Leases(1)       Foot for    Represented by
Year of Lease Expiration  of Leases  Expiring   Expiring Leases  (in thousands) Expirations(1) Expiring Leases
------------------------  --------- ----------- --------------- --------------- -------------- ---------------
2001....................       46      153,464       10.0%         $  2,830         $18.44           8.7%
2002....................       33       69,975        4.5%            1,389          19.85           4.3%
2003....................       44      108,530        7.1%            2,460          22.67           7.6%
2004....................       35      213,016       13.8%            2,658          12.48           8.2%
2005....................       39       90,406        5.9%            2,543          28.13           7.8%
2006....................       23       80,907        5.3%            1,971          24.36           6.1%
2007....................       18       74,779        4.9%            1,492          19.95           4.6%
2008....................       16      108,901        7.1%            3,607          33.12          11.1%
2009....................       21      169,286       11.0%            3,184          18.81           9.8%
2010....................       17       94,138        6.1%            2,471          26.25           7.6%
2011 and thereafter.....       24      375,561       24.3%            7,801          20.77          24.2%
                            -----   ----------      ------         --------         ------         ------
                              316    1,538,963      100.0%         $ 32,406         $21.06         100.0%
                            =====   ==========      ======         ========         ======         ======

Total:

                                                 Percentage of                  Average Annual
                                       Total     Leased Square   Annual Rents    Rental Rate    Percentage of
                                     Rentable       Footage     Under Expiring    Per Square    Leased Rents
                           Number   Square Feet Represented by     Leases(1)       Foot for    Represented by
Year of Lease Expiration  of Leases  Expiring   Expiring Leases (in thousands)  Expirations(1) Expiring Leases
------------------------  --------- ----------- --------------- --------------- -------------- ---------------
2001....................      755    4,035,685       11.7%         $ 49,676         $12.31          10.6%
2002....................      692    4,999,830       14.4%           61,265          12.25          13.1%
2003....................      682    5,021,987       14.5%           68,939          13.73          14.7%
2004....................      465    5,008,935       14.6%           58,394          11.66          12.5%
2005....................      500    3,875,347       11.2%           59,356          15.32          12.7%
2006....................      197    2,865,701        8.3%           42,322          14.77           9.1%
2007....................       77    2,226,379        6.4%           22,585          10.14           4.8%
2008....................       68    1,574,676        4.5%           23,931          15.20           5.1%
2009....................       45    1,152,502        3.3%           16,434          14.26           3.5%
2010....................       65    1,778,504        5.1%           29,719          16.71           6.4%
2011 and thereafter.....       75    2,085,205        6.0%           35,001          16.79           7.5%
                            -----   ----------      ------         --------         ------         ------
                            3,621   34,624,751      100.0%         $467,622         $13.51         100.0%
                            =====   ==========      ======         ========         ======         ======

--------
(1) Includes operating expenses pass throughs and excludes the effect of future contractual rent increases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The effects of potential changes in interest rates are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a description of our accounting policies and other information related to these financial instruments.

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

   Certain Variable Rate Debt. As of March 31, 2001, the Operating Partnership had approximately $32.5 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended March 31, 2002, our interest expense would be increased or decreased approximately $325,000. In addition, as of March 31, 2001, we had $22.0 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 65 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $22.0 million of debt.

   Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contracts in effect at March 31, 2001, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of March 31, 2001 would increase by approximately $559,000. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of March 31, 2001 would decrease by approximately $648,000.

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

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint asserts claims against J.C. Nichols and certain named directors and officers of J.C. Nichols for breach of fiduciary duty to J.C. Nichols' stockholders, and to members of the J.C. Nichols Company Employee Stock Ownership Trust, as well as claims under Section 14(a) of the Securities Exchange Act of 1934 Sections 11 and 12(2) of the Securities Act of 1933 variously against J.C. Nichols, the named directors and officers of J.C. Nichols and the Company. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss, and the court thereafter certified the proposed class of plaintiffs with respect to the remaining claims. By order dated August 28, 2000, the court granted in part and denied in part defendants' summary judgment motion. Defendants sought reconsideration of the court's ruling with respect to certain of the securities claims as to which the court denied their summary judgment motion, and by order dated January 11, 2001, the court granted in part that reconsideration motion. On the eve of the trial of this matter, the parties settled all their remaining claims. The parties have executed a Stipulation of Settlement, which has been submitted to the court. The final settlement hearing is scheduled for May 24, 2001. We do not believe the settlement will have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

(c) In connection with the acquisition of real estate, the Operating Partnership frequently issues Common Units to sellers of real estate in reliance on exemptions from registration under the Securities Act. Specifically, the Operating Partnership relies on the exemptions provided by Section 4(2) of the Securities Act or Rule 506 under the Securities Act. During the quarter ended March 31, 2001, the Operating Partnership issued 87,185 Common Units in offerings exempt from the registration requirements of the Securities Act. The Operating Partnership exercised reasonable care to assure that each of such offerees of Common Units were "accredited investors" under Rule 501 of the Securities Act and that the investors were not purchasing the Common Units with a view to their distribution.

Item 6. Exhibits and Reports on Form 8-K

   (b) Reports on Form 8-K

   On January 25, 2001, we filed a Current Report on Form 8-K reporting under
Item 5 that the Company had repurchased additional shares of Common Stock and Common Units.

   On April 27, 2001, we filed a Current Report on Form 8-K reporting under Items 5 and 7 that the Company had essentially completed its previously announced 10 million share and unit repurchase program and that the Company's board of directors had authorized the repurchase of up to an additional 5 million shares of Common Stock and Common Units.

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

                                          HIGHWOODS REALTY LIMITED PARTNERSHIP

                                          By: Highwoods Properties, Inc., its
                                           general partner

                                                 /s/  Ronald P. Gibson
                                          By: _________________________________
                                                      Ronald P. Gibson
                                               President and Chief Executive
                                                          Officer

                                                  /s/ Carman J. Liuzzo
                                          By: _________________________________
                                                      Carman J. Liuzzo
                                                  Chief Financial Officer
                                               (Principal Accounting Officer)

   Date: May 15, 2001