Form 10-Q
period 2001-06-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2001-08-14
CIK 941713

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                               _________________

                                   Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001
                       Commission file numbcer: 000-21731

                               _________________

                     Highwoods Realty Limited Partnership
            (Exact name of registrant as specified in its charter)


                               _________________

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

                               _________________

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

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

              QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements..............................................................................        3

              Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.............................        4

              Consolidated Statements of Income for the three and six months ended June 30, 2001 and 2000.......        5

              Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000.............        6

              Notes to Consolidated Financial Statements........................................................        8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............       12

              Results of Operations.............................................................................       12

              Liquidity and Capital Resources...................................................................       13

              Recent Developments...............................................................................       14

              Possible Environmental Liabilities................................................................       15

              Compliance with the Americans with Disabilities Act...............................................       15

              Funds From Operations and Cash Available for Distributions........................................       16

              Disclosure Regarding Forward-Looking Statements...................................................       17

              Property Information..............................................................................       19

              Inflation.........................................................................................       27

Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................................       28

PART II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K..................................................................       29

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

                     HIGHWOODS REALTY LIMITED PARTNERSHIP
                          Consolidated Balance Sheets
                            (dollars in thousands)

                                                                                              June 30,          December 31,
                                                                                              --------          ------------
                                                                                                2001                2000
                                                                                                ----                ----
                                                                                            (Unaudited)
ASSETS
Real estate assets, at cost:
  Land and improvements.............................................................          $  401,379           $  398,944
  Buildings and tenant improvements.................................................           2,849,697            2,742,377
  Development in process............................................................             128,790               87,622
  Land held for development.........................................................             150,067              144,727
  Furniture, fixtures and equipment.................................................              12,527               11,433
                                                                                              ----------           ----------
                                                                                               3,542,460            3,385,103
  Less--accumulated depreciation....................................................            (330,727)            (280,609)
                                                                                              ----------           ----------
  Net real estate assets............................................................           3,211,733            3,104,494
Property held for sale..............................................................              57,937              127,824
Cash and cash equivalents...........................................................              29,526              102,486
Restricted cash.....................................................................               2,295                2,192
Accounts receivable, net............................................................              22,382               23,841
Advances to related parties.........................................................                  --               27,560
Notes receivable....................................................................              15,292               72,047
Accrued straight-line rents receivable..............................................              45,146               39,295
Investment in unconsolidated affiliates.............................................              70,028               72,951
Other assets:
  Deferred leasing costs............................................................              95,574               83,269
  Deferred financing costs (see Note 3).............................................              26,185               43,110
  Prepaid expenses and other........................................................               9,747               11,857
                                                                                              ----------           ----------
                                                                                                 131,506              138,236
  Less--accumulated amortization....................................................             (51,998)             (49,889)
                                                                                              ----------           ----------
  Other assets, net.................................................................              79,508               88,347
                                                                                              ----------           ----------
Total Assets........................................................................          $3,533,847           $3,661,037
                                                                                              ==========           ==========

LIABILITIES AND PARTNERS' CAPITAL
Mortgages and notes payable.........................................................          $1,589,659           $1,568,019
Accounts payable, accrued expenses and other liabilities............................              87,592              104,342
                                                                                              ----------           ----------
  Total Liabilities.................................................................           1,677,251            1,672,361
Minority Interest...................................................................               3,898                  ---
Redeemable operating partnership units:
  Class A Common Units, 7,425,191 outstanding at June 30, 2001 and
   7,630,088 at  December 31, 2000, respectively....................................             197,881              189,798
  Class B Common Units, 196,492 outstanding at June 30, 2001 and
         December 31, 2000..........................................................               5,237                4,888
  Series A Preferred Units, 104,945 outstanding at June 30, 2001 and 125,000
   outstanding at December 31, 2000.................................................             103,308              121,809
  Series B Preferred Units, 6,900,000 outstanding at June 30, 2001 and
          December 31, 2000.........................................................             166,346              166,346
  Series D Preferred Units, 400,000 outstanding at June 30, 2001 and
          December 31, 2000.........................................................              96,842               96,842

Partners' Capital
Class A Common Units:
  General partner Common Units,  607,530 outstanding at June 30, 2001 and
          652,649 at  December 31, 2000, respectively...............................              12,972               14,114
  Limited partner Common Units, 52,720,272 outstanding at June 30, 2001 and
          56,982,135 at December 31, 2000, respectively.............................           1,284,375            1,397,367
  Deferred compensation-restricted units............................................              (4,036)              (2,488)
  Accumulated other compensation loss (see Note 3)..................................             (10,227)                   -
                                                                                              ----------           ----------
    Total Partners' Capital.........................................................           1,283,084            1,408,993
                                                                                              ----------           ----------
                                                                                              $3,533,847           $3,661,037
                                                                                              ==========           ==========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                       Consolidated Statements of Income
              (Unaudited and in thousands except per unit amounts)

                                                                            Three Months Ended       Six Months Ended
                                                                            ------------------       ----------------
                                                                                 June 30,                June 30,
                                                                                 --------                --------
                                                                               2001        2000        2001        2000
                                                                               ----        ----        ----        ----
Revenue:
  Rental property.......................................................   $125,797   $ 137,324    $254,023   $ 272,832
  Equity in earnings of unconsolidated affiliates.......................      1,390         751       2,134       1,578
  Interest and other income.............................................      6,903       6,039      13,657       9,986
                                                                           --------   ---------    --------   ---------
     Total Revenue......................................................    134,090     144,114     269,814     284,396
Operating expenses:
  Rental property.......................................................     38,469      41,280      75,220      80,619
  Depreciation and amortization.........................................     28,986      29,255      58,111      57,526
  Interest expense:
     Contractual........................................................     25,225      26,888      52,169      53,046
     Amortization of deferred financing costs...........................        675         577       1,340       1,298
                                                                           --------   ---------    --------   ---------
                                                                             25,900      27,465      53,509      54,344
General and administrative..............................................      5,100       5,148      10,014      10,113
                                                                           --------   ---------    --------   ---------
Income before gain/(loss) on disposition of land and depreciable assets
 and extraordinary item  item...........................................     35,635      40,966      72,960      81,794

Gain/(loss) on disposition of land and depreciable assets...............      5,695    ( 26,062)     12,766     (19,116)
                                                                           --------   ---------    --------   ---------
Income before extraordinary item........................................     41,330      14,904      85,726      62,678
  Extraordinary item--loss on early extinguishment of debt..............       (325)       (839)       (518)     (1,034)
                                                                           --------   ---------    --------   ---------
  Net income............................................................     41,005      14,065      85,208      61,644
Distributions on preferred units........................................     (7,929)    ( 8,145)    (16,074)   ( 16,290)
                                                                           --------   ---------    --------   ---------
  Net income available for Class A Common Units.........................   $ 33,076   $   5,920    $ 69,134   $  45,354
                                                                           ========   =========    ========   ---------
Net income per Common Unit--basic:
  Income before extraordinary item......................................   $    .55   $     .10    $   1.12   $     .68
     Extraordinary item--loss on early extinguishment of debt...........       (.01)       (.01)       (.01)       (.01)
                                                                           --------   ---------    --------   ---------
  Net income............................................................   $    .54   $     .09    $   1.11   $    . 67
                                                                           ========   =========    ========   =========
Net income per Common Unit--diluted:
  Income before extraordinary item......................................   $    .55   $     .10    $   1.11   $     .67
     Extraordinary item--loss on early extinguishment of debt...........       (.01)       (.01)       (.01)       (.01)
                                                                           --------   ---------    --------   ---------
  Net income............................................................   $    .54   $     .09    $   1.10   $     .66
                                                                           ========   =========    ========   =========
Distributions declared per Common Unit..................................   $    .57   $    .555    $   1.14   $    1.11
                                                                           ========   =========    ========   =========
Weighted average Common Units outstanding--basic:
  Class A Common Units:
     General Partner....................................................        609         674         621         680
     Limited Partners...................................................     60,277      66,684      61,519      67,284
  Class B Common Units:
     Limited Partners...................................................        196         196         196         196
                                                                           --------   ---------    --------   ---------
        Total...........................................................     61,082      67,554      62,336      68,160
                                                                           ========   =========    ========   =========
Weighted average Common Units outstanding--diluted:
  Class A Common Units:
     General Partner....................................................        613         677         625         682
     Limited Partners...................................................     60,664      66,996      61,904      67,487
  Class A Common Units:
     Limited Partners...................................................        196         196         196         196
                                                                           --------   ---------    --------   ---------
        Total...........................................................     61,473      67,869      62,725      68,365
                                                                           ========   =========    ========   =========

          See accompanying notes to consolidated financial statements.

                     HIGHWOODS REALTY LIMITED PARTNERSHIP

                     Consolidated Statements of Cash Flows
                         (Unaudited and in thousands)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                          --------
                                                                                                     2001              2000
                                                                                                     ----              ----
Operating activities:
Net income..................................................................................       $  85,208         $  58,824
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.............................................................          59,451            58,824
  Equity in earnings of unconsolidated affiliates...........................................          (2,134)           (1,578)
Gain on disposition of land and depreciable assets..........................................         (12,766)           19,116
Loss on early extinguishment  of debt.......................................................             518             1,034
Transition adjustment upon adoption of FASB 133.............................................             556               ---
Loss on ineffective portion of derivative instruments.......................................             428               ---
Changes in operating assets and liabilities.................................................         (21,516)             (342)
                                                                                                   ---------         ---------
     Net cash provided by operating activities..............................................         109,745           138,698
                                                                                                   ---------         ---------
Investing activities:
Additions to real estate assets.............................................................        (130,987)         (126,789)
Proceeds from disposition of real estate assets.............................................         105,500           216,443
Repayment from advances to subsidiaries.....................................................          27,560             1,921
Distributions from unconsolidated affiliates................................................           3,856               723
Investments in notes receivable.............................................................          56,080            26,993
Other investing activities..................................................................           3,610           (52,209)
                                                                                                   ---------         ---------
     Net cash provided by investing activities..............................................          65,619            67,082
                                                                                                   ---------         ---------
Financing activities:
Distributions paid on Common Units..........................................................         (71,612)          (75,207)
Distributions paid on Preferred Units.......................................................         (16,074)          (16,290)
Borrowings on mortgages and notes payable...................................................           8,780            72,442
Repayment of mortgages and notes payable....................................................         (92,671)          (89,028)
Borrowings on revolving loans...............................................................         124,400           279,500
Repayment on revolving loans................................................................         (59,700)         (311,500)
Loss on early extinguishment of debt........................................................            (518)           (1,034)
Net (redemptions)/proceeds of contributed capital...........................................          (1,520)              543
Repurchase of units.........................................................................        (138,962)          (55,549)
Net change in deferred financing costs......................................................            (447)              (86)
                                                                                                   ---------         ---------
     Net cash used in financing activities..................................................        (248,324)         (196,209)
                                                                                                   ---------         ---------
Net increase in cash and cash equivalents...................................................        ( 72,960)            9,571
Cash and cash equivalents at beginning of the period........................................         102,486            33,915
                                                                                                   ---------         ---------
Cash and cash equivalents at end of the period..............................................       $  29,526         $  43,486
                                                                                                   =========         =========
Supplemental disclosure of cash flow information:
Cash paid for interest......................................................................       $  59,464         $  67,508
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

                                                                                                             Six Months
                                                                                                            Ended June 30,
                                                                                                            --------------
                                                                                                       2001               2000
                                                                                                       ----               ----
Assets:
Notes receivable...........................................................................           $   675            $  ---
Cash and cash equivalents..................................................................             1,074               ---
Net real estate assets.....................................................................            48,646             1,356
Liabilities:
Mortgages and notes payable................................................................             2,084               ---
Accounts payable, accrued expenses and other liabilities...................................            48,831
                                                                                                      -------            ------
Net assets.................................................................................           $  (520)           $1,356
                                                                                                      =======            ======

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001
                                  (Unaudited)

1. BASIS OF PRESENTATION

     The Operating Partnership is a subsidiary of the Company. At June 30, 2001, the Company owned 87.5% of the Common Units in the Operating Partnership.

     The consolidated financial statements include the accounts of the Operating Partnership and its wholly owned affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The Operating Partnership's 104,945 Series A Preferred Units are senior to the Class A and B Common Units and rank pari passu with the Series B and D Preferred Units. The Series A Preferred Units have a liquidation preference of $1,000 per unit. Distributions are payable on the Series A Preferred Units at the rate of $86.25 per annum per unit.

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

     Certain amounts in the June 30, 2000 financial statements have been reclassified to conform to the June 30, 2001 presentation. These reclassifications had no material effect on net income or partner's capital as previously reported.

     Minority interest represents the limited partnership interest in a partnership which was formed to develop real estate properties, owned by holders other than the Operating Partnership.

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

     The accounting policies of the segments are the same as those described in
Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three and six months ended June 30, 2001 and 2000.

                                                        Three Months               Six Months
                                                       Ended June 30,            Ended June 30,
                                                  ------------------------  -----------------------
                                                     2001         2000         2001         2000
                                                  ----------   ----------   ----------   ----------
                                                      (in thousands)            (in thousands)
Rental Income:
Office segment..................................  $  103,647   $  111,637   $  209,020   $  222,661
Industrial segment..............................      11,933       12,281       23,513       24,028
Retail segment..................................       8,653        9,069       18,355       17,473
Apartment segment...............................       1,564        4,337        3,135        8,670
                                                  ----------   ----------   ----------   ----------
 Total Rental Income............................  $  125,797   $  137,324   $  254,023   $  272,832
                                                  ==========   ==========   ==========   ==========
Net Operating Income:
Office segment..................................  $   70,897   $   76,967   $  145,158   $  154,795
Industrial segment..............................       9,989       10,295       19,837       20,075
Retail segment..................................       5,584        6,267       12,175       12,213
Apartment segment...............................         858        2,515        1,633        5,130
                                                  ----------   ----------   ----------   ----------
 Total net operating income.....................  $   87,328   $   96,044   $  178,803   $  192,213
                                                  ----------   ----------   ----------   ----------
Reconciliation to income before minority
 interest and extraordinary item:
Equity in income of unconsolidated affiliates...  $    1,390   $      751   $    2,134   $    1,578
(Loss)/Gain on disposition of assets, net of
 income tax provision...........................       5,695      (26,062)      12,766      (19,116)
Interest and other income.......................       6,903        6,039       13,657        9,986
Interest expense................................     (25,900)     (27,465)     (53,509)     (54,344)
General and administrative expenses.............      (5,100)      (5,148)     (10,014)     (10,113)
Depreciation and amortization...................     (28,986)     (29,255)     (58,111)     (57,526)
                                                  ----------   ----------   ----------   ----------
Income before minority interest and
 extraordinary item.............................  $   41,330   $   14,904   $   85,726   $   62,678
                                                  ==========   ==========   ==========   ==========

Total Assets:
Office segment..................................  $2,684,292   $2,823,520   $2,684,292   $2,823,520
Industrial segment..............................     398,740      410,855      398,740      410,855
Retail segment..................................     258,135      287,412      258,135      287,412
Apartment segment...............................      39,607      114,528       39,607      114,528
Corporate and other.............................     153,073      192,065      153,073      192,065
                                                  ----------   ----------   ----------   ----------
Total assets....................................  $3,533,847   $3,828,380   $3,533,847   $3,828,380
                                                  ==========   ==========   ==========   ==========


3. DERIVATIVE FINANCIAL INSTRUMENTS

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

     All of our derivatives are designated as cashflow hedges (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk) at June 30, 2001. The effective portion of the cumulative loss on the derivative instruments was $10.2 million at June 30, 2001 and is reported as a component of AOCL in partners' capital and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (as the underlying debt is paid down). We expect that the portion of the cumulative loss recorded in AOCL at June 30, 2001 associated with the derivative instruments which will be recognized within the next 12 months will be approximately $1.6 million. The ineffective portion of our derivatives' changes in fair value has resulted in a loss of $984,000 for the six months ended June 30, 2001 and is included in interest and other income on the Consolidated Statements of Income at June 30, 2001.

     Derivative liabilities totaling approximately $844,000 related to our interest rate swap, cap and collar agreements, with a notional amount of $99.5 million, are recorded in other accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets at June 30, 2001. The fair value of our interest rate swap, cap and collar agreements was ($844,000) at June 30, 2001 and is based on individual market values as calculated monthly using a published forward curve for the floating portion and the agreed upon fixed rate for the fixed portion of the interest rate swap, cap and collar agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report and is based primarily on the consolidated financial statements of the Operating Partnership.


Results of Operations

     Three Months Ended June 30, 2001. Revenues from rental operations decreased $11.5 million, or 8.4%, from $137.3 million for the three months ended June 30, 2000 to $125.8 million for the comparable period in 2001. The decrease is primarily a result of the disposition and contribution of 4.7 million square feet of wholly owned office, industrial and retail properties and 1,160 apartment units, offset in part by the acquisition of 740,000 square feet of wholly owned office, industrial and retail properties and the completion of 2.1 million square feet of development activity during the last six months of 2000 and the first six months of 2001. Our in-service portfolio decreased from 38.5 million square feet at June 30, 2000 to 36.7 million square feet at June 30, 2001. Same property revenues, which are the revenues of the 465 in-service properties and 725 apartment units owned on April 1, 2000, increased 3.1% for the three months ended June 30, 2001, compared to the same three months of 2000.

     During the three months ended June 30, 2001, 192 leases representing 937,000 square feet of office, industrial and retail space were executed at an average rate per square foot which was 4.9% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $0.9 million, or 15.0%, from $6.0 million for the three months ended June 30, 2000 to $6.9 million for the comparable period in 2001. The increase was a result of an increase in interest income, leasing, development and management fees, partly offset by an adjustment related to the adoption of FASB 133.

     Rental operating expenses decreased $2.8 million, or 6.8% from $41.3 million for the three months ended June 30, 2000 to $38.5 million for the comparable period in 2001. The decrease is primarily a result of the disposition and contribution of 4.7 million square feet of wholly owned office, industrial and retail properties and 1,160 apartment units, offset in part by the acquisition of 740,000 square feet of wholly owned office, industrial and retail properties and the completion of 2.1 million square feet of development activity during the last six months of 2000 and the first six months of 2001. Rental operating expenses as a percentage of related revenues was 30.1% for the three months ended June 30, 2000 and 30.6% for the three months ended June 30, 2001.

     Depreciation and amortization for the three months ended June 30, 2001 and 2000 was $29.0 million and $29.3 million, respectively. The decrease of $0.3 million or 1.0%, is due to a decrease in depreciable assets over the prior year. Interest expense decreased $1.6 million, or 5.8%, from $27.5 million for the three months ended June 30, 2000 to $25.9 million for the comparable period in 2001. The decrease is attributable to a decrease in outstanding debt and weighted average interest rates for the entire quarter of 2001, partly offset by a decrease in capitalized interest in 2001. Interest expense for the three months ended June 30, 2001 and 2000 included $675,000 and $577,000, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses increased 0.2% from 3.6% of total revenue for the three months ended June 30, 2000 to 3.8% for the comparable period in 2001.

     Income before extraordinary item was $41.3 million and $14.9 million for the three months ended June 30, 2001 and 2000, respectively. The Operating Partnership recorded $7.9 million in preferred unit distributions for the three months ended June 30, 2001 and $8.1 million in preferred unit distributions for the three months ended June 30, 2000.

     Six Months Ended June 30, 2001. Revenues from rental operations decreased $18.8 million, or 6.9%, from $272.8 million for the six months ended June 30, 2000 to $254.0 million for the comparable period in 2001. The decrease is primarily a result of the disposition and contribution of 4.7 million square feet of wholly owned office, industrial and retail properties and 1,160 apartment units, offset in part by the acquisition of 740,000 square feet of wholly owned office properties and the completion of 2.1 million square feet of development activity during the last six months of 2000 and the first six months of 2001. Our in-service portfolio decreased from 38.5 million square feet at June 30, 2000 to 36.7 million square feet at June 30, 2001. Same property revenues, which are the revenues of the 454 in-service properties and 725 apartment units owned on January 1, 2000, increased 2.8% for the six months ended June 30, 2001, compared to the same six months of 2000.

     During the six months ended June 30, 2001, 360 leases representing 2.1 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 6.5% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $3.7 million, or 37.0 %, from $10.0 million for the six months ended June 30, 2000 to $13.7 million for the comparable period in 2001. The increase was a result of an increase in interest income, leasing, development and management fees, partly offset by an adjustment related to the adoption of FASB 133.

     Rental operating expenses decreased $5.4 million, or 6.7%, from $80.6 million for the six months ended June 30, 2000 to $75.2 million for the comparable period in 2001. The decrease is primarily a result of the disposition and contribution of 4.7 million square feet of wholly owned office, industrial and retail properties and 1,160 apartment units, offset in part by the acquisition of 740,000 square feet of wholly owned office properties and the completion of 2.1 million square feet of development activity during the last six months of 2000 and the first six months of 2001. Rental operating expenses as a percentage of related revenues increased 0.1% from 29.5% for the six months ended June 30, 2000 to 29.6% for the six months ended June 30, 2001.

     Depreciation and amortization for the six months ended June 30, 2001 and 2000 was $58.1 million and $57.5 million, respectively. The increase of 0.6 million, or 1.0%, is due to an increase in tenant improvements in 2000 and 2001. Interest expense decreased $0.8 million, or 1.5%, from $54.3 million for the six months ended June 30, 2000 to $53.5 million for the comparable period in 2001. The decrease is attributable to a decrease in outstanding debt and weighted average interest rates for the six months ended June 30, 2001, partly offset by the average in capitalized interest in 2001. Interest expense for the six months ended June 30, 2001 and 2000 included $1.3 million of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses increased 0.1% from 3.6% of total revenue for the six months ended June 30, 2000 to 3.7% for the comparable period in 2001.

     Income before extraordinary item was $85.7 million and $62.7 million for the six months ended June 30, 2001 and 2000, respectively. The Operating Partnership recorded $16.1 million in preferred unit distributions for the six months ended June 30, 2001 and $16.3 million in preferred unit distributions for the six months ended June 30, 2000.


Liquidity and Capital Resources

     Statement of Cash Flows. For the six months ended June 30, 2001, the Operating Partnership generated $109.7 million in cash flows from operating activities and $65.6 million from investing activities (primarily as a result of the dispositions of real estate assets and repayments from subsidiaries, partly offset in part by additions to real estate assets). These combined cash flows of $175.3 million were used during the quarter to partly fund financing activities of $248.3 million, primarily consisting of the repurchase of Common and Preferred Units and the payment of distributions.

     Capitalization. The Operating Partnership's total indebtedness at June 30, 2001 totaled $1.6 billion and was comprised of approximately $574.0 million of secured indebtedness with a weighted average interest rate of 7.7% and $1.0 billion of unsecured indebtedness with a weighted average interest rate of 7.2%. Except as stated below, all of the mortgage and notes payable outstanding at June 30, 2001 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. Approximately $44.8 million of floating rate notes were not covered by interest rate hedge contracts on June 30, 2001.

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

     The following table sets forth information regarding our interest rate hedge contracts as of June 30, 2001:

                                                                                        Fair
                             Notional  Maturity                                        Market
Type of Hedge                 Amount     Date       Reference Rate      Fixed Rate     Value
-------------                 ------     ----       --------------      ----------     -----
Swap.......................   $19,504   6/10/02  1-Month LIBOR + 0.75%        6.95%  $(413,903)
Collar.....................    80,000  10/15/01  1-Month LIBOR          5.60--6.25%   (430,022)

     The interest rate on our variable rate debt is adjusted at one-month intervals, subject to settlements under these contracts. Net (receipts)/payments made to counterparties under interest rate hedge contracts were $(24,105) during the six months ended June 30, 2001 and $214,853 during the six months ended June 30, 2000, and were recorded as (decreases)/increases to interest expense.

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

     Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $75.0 million of our existing development activity. We expect to fund our short-term liquidity needs through a combination of:

     . additional borrowings under our Revolving Loan (approximately $160.0 million was available as of June 30, 2001);

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

Recent Developments

     Unit Repurchases. On May 31, 2001, the Company completed its previously announced 10.0 million share and unit repurchase program pursuant to which the Company repurchased Common Stock and Common Units at a weighted average price of $24.19 and a total purchase price of $241.9 million. In addition, on April 25, 2001, the Company announced that its board of directors has authorized the repurchase of up to an additional 5.0 million shares of Common Stock and Common Units. As of July 27, 2001, the Company has repurchased 81,622 shares of Common Stock and Common Units at a weighted average purchase price of $24.99 per share and a total purchase price of $2.0 million under this new repurchase program. For each share of Common Stock repurchased by the Company, one equivalent Common Unit is retired. Separately, on June 19, 2001, the Company repurchased in a privately negotiated transaction 20,055 Series A Preferred Shares at $922.50 per share, for a total purchase price of $18.5 million. For each Series A Preferred Share repurchased by the Company, one equivalent Series A Preferred Unit is retired.

     Disposition Activity. During the six months ended June 30, 2001, we sold approximately 164,000 rentable square feet of office properties, 1,160 apartment units and 98.8 acres of development land for gross proceeds of $105.5 million. In addition, we currently have 326,000 rentable square feet of wholly owned properties and 413 apartment units under contract for sale in various transactions totaling $75.4 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close at various times throughout 2001. However, we can provide no assurance that all or parts of these transactions will be consummated.

     As of August 10, 2001, we expect to use a portion of the cash proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. We expect to reinvest up to

$14.2 million of the cash proceeds from completed disposition activity and up to $64.7 million of the cash proceeds from pending disposition activity to acquire, in tax-deferred exchange transactions, in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our Revolving Loan, will reduce our income from operations until such development projects are placed in service.


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

     FFO and cash available for distribution for the three and six month periods ended June 30, 2001 and 2000 are summarized in the following table (unaudited and in thousands):

                                                            Three Months Ended     Six Months Ended
                                                                 June 30,              June 30,
                                                           --------------------  --------------------
                                                               2001       2000       2001       2000
                                                            -------    -------   --------   --------
Funds from operations:
Income before extraordinary item.........................   $41,330    $14,904   $ 85,726   $ 62,678
Add/(Deduct):
 Distributions to preferred unit holders.................    (7,929)    (8,145)   (16,074)   (16,290)
 Transition adjustment upon adoption of FAS 133..........       ---        ---        556        ---
 (Gain)/loss on disposition of land and depreciable
  assets.................................................    (5,695)    26,062    (12,766)    19,116

 Gain on disposition of land.............................       537        ---      1,563        ---
 Depreciation and amortization...........................    28,986     29,255     58,111     57,526
 Depreciation of unconsolidated affiliates...............     1,825        823      3,734      1,605
                                                            -------    -------   --------   --------
  Funds from operations before minority interest.........    57,980     62,899    120,850    124,635
Cash available for distribution:
Add/(Deduct):
 Rental income from straight-line rents..................    (3,550)    (3,995)    (6,652)    (7,795)
 Amortization of deferred financing costs................       675        577      1,340      1,298
 Non-incremental revenue generating capital expenditures
  (1):
  Building improvements paid.............................    (2,014)    (2,296)    (3,087)    (3,665)
  Second generation tenant improvements paid.............    (4,021)    (5,048)    (7,776)    (9,830)
  Second generation lease commissions paid...............    (3,541)    (3,678)    (8,328)    (6,809)
                                                            -------    -------   --------   --------
   Cash available for distribution.......................   $45,529    $48,459   $ 96,347   $ 97,834
                                                            =======    =======   ========   ========
Weighted average common shares/common units outstanding
 - basic (2).............................................    61,082     67,554     62,336     68,160
                                                            =======    =======   ========   ========

Weighted average common shares/common units outstanding
 - diluted (2)...........................................    61,473     67,869     62,725     68,365
                                                            =======    =======   ========   ========
Dividend payout ratios:
 Funds from operations...................................      62.0%      59.9%     59.9 %      60.9%
                                                            =======    =======   ========   ========
 Cash available for distribution.........................      79.0 %     77.7%     75.2 %      77.6%
                                                            =======    =======   ========   ========

______________
(1) Amounts represent cash expenditures.


Disclosure Regarding Forward-Looking Statements

     Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

     . our markets could suffer unexpected increases in development of office, industrial and retail properties;

     .  the financial condition of our tenants could deteriorate;

     . the costs of our development projects could exceed our original estimates;

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

Property Information

  The following table sets forth certain information with respect to our wholly owned in-service and development properties (excluding apartment units) as of June 30, 2001 and 2000:

                                                                                                     Rentable   Percent Leased/
June 30, 2001                                                                                       Square Feet    Pre-Leased
-------------                                                                                       ----------    ----------
In-Service:

  Office.......................................................................................     24,639,000          93%
  Industrial...................................................................................     10,396,000          93%
  Retail(1)....................................................................................      1,628,000          95%
                                                                                                    ----------      ------
  Total or Weighted Average....................................................................     36,663,000          93%
                                                                                                    ==========      ======
Development:
Completed--Not Stabilized
  Office.......................................................................................      1,019,000          51%
  Industrial...................................................................................        184,000          21%
  Retail.......................................................................................             --          --
                                                                                                    ----------      ------
  Total or Weighted Average....................................................................      1,203,000          47%
                                                                                                    ==========      ======
In Process
  Office.......................................................................................      1,669,000          61%
  Industrial...................................................................................        258,000           9%
  Retail.......................................................................................         20,000          72%
                                                                                                    ----------      ------
  Total or Weighted Average....................................................................      1,947,000          54%
                                                                                                    ==========      ======
Total:
  Office.......................................................................................     27,327,000
  Industrial...................................................................................     10,838,000
  Retail.......................................................................................      1,648,000
                                                                                                    ----------
  Total or Weighted Average....................................................................     39,813,000
                                                                                                    ==========
                                                                                                     Rentable   Percent Leased/
June 30, 2000                                                                                       Square Feet    Pre-Leased
-------------                                                                                       ----------    ----------
In-Service:
  Office.......................................................................................     26,227,000          94%
  Industrial...................................................................................     10,607,000          93%
  Retail.......................................................................................      1,660,000          94%
                                                                                                    ----------      ------
  Total or Weighted Average....................................................................     38,494,000          93%
                                                                                                    ==========      ======
Development:
Completed--Not Stabilized
  Office.......................................................................................      1,334,000          75%
  Industrial...................................................................................        131,000          69%
  Retail.......................................................................................         81,000          89%
                                                                                                    ----------      ------
  Total or Weighted Average....................................................................      1,546,000          75%
                                                                                                    ==========      ======
In Process
  Office.......................................................................................      1,498,000          61%
  Industrial...................................................................................        395,000          82%
  Retail.......................................................................................             --          --
                                                                                                    ----------      ------
  Total or Weighted Average....................................................................      1,893,000          65%
                                                                                                    ==========      ======
Total:
  Office.......................................................................................     29,059,000
  Industrial...................................................................................     11,133,000
  Retail.......................................................................................      1,741,000
                                                                                                    ----------
  Total or Weighted Average....................................................................     41,933,000
                                                                                                    ==========

____________
(1)    Excludes basement space.

  As of June 30, 2001, we were developing 24 suburban office properties and 4 industrial properties and 1 retail property totaling 3.2 million rentable square feet of office and industrial space. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with our joint venture partners five additional properties totaling 660,000 rentable square feet. At June 30, 2001, these five development projects had an aggregate budgeted cost of $99.7 million and were 60.0% pre-leased.

In-Process


                                                      Rentable
                                                       Square    Estimated   Cost at   Pre-Leasing     Estimated     Estimated
             Name                       Market          Feet       Cost       6/30/01  Percentage(1)   Completion  Stabilization
             ----                       ------          ----       ----       -------  -------------   ----------  -------------
                                                                   ($ in thousands)
Office:
Highwoods Preserve V               Tampa                185,000   $ 27,633   $ 22,936          100%          3Q01           3Q01
Met Life Building at
 Brookfield(2)                     Greenville           117,000     13,220      8,058           75%          3Q01           4Q01
Romac                              Tampa                128,000     18,582     12,288          100%          4Q01           4Q01
Verizon Wireless(2)                Greenville           193,000     16,356      7,745          100%          1Q02           1Q02
International Place 3              Memphis              214,000     34,272     12,821          100%          2Q02           2Q02
1825 Century Center                Atlanta              101,000     16,254        570          100%          3Q02           3Q02
Highwoods Center III at
 Tradeport                         Atlanta               43,000      4,037        825          100%          4Q01           3Q02
Hickory Trace                      Nashville             52,000      5,933      5,145           15%          3Q01           3Q02
Centre Green Four(2)               Research Triangle    100,000     11,764      7,351           --           3Q01           3Q02
Shadow Creek II(2)                 Memphis               81,000      8,750      3,870           --           4Q01           4Q02
Highwoods Park at Jefferson
 Village(2)                        Piedmont Triad       101,000      9,839      4,704           --           4Q01           4Q02
GlenLake I(2)                      Research Triangle    158,000     22,417     12,733           --           4Q01           4Q02
Seven Springs I(2)                 Nashville            131,000     15,556      8,164           --           1Q02           1Q03
Innslake(2)                        Richmond              65,000      7,214      2,604          100%          4Q01           1Q03
                                                      ---------   --------   --------       ------
In-Process Office Total or
 Weighted Average                                     1,669,000   $211,827   $109,814           61%
                                                      =========   ========   ========       ======
Industrial:
Newpoint IV                        Atlanta              136,000   $  5,288   $  1,762           --           3Q01           3Q02
Tradeport Place IV                 Atlanta              122,000      4,447      3,152           18%          3Q01           3Q02
                                                      ---------   --------   --------       ------
In-Process Industrial Total or
 Weighted Average                                       258,000   $  9,735   $  4,914            9%
                                                      =========   ========   ========       ======
Retail:
Plaza Redevelopment (Granada
 Shops)                            Kansas City           20,000   $  4,680   $  1,402           72%          4Q01           4Q01
                                                      ---------   --------   --------       ------

In-Process Retail Total or
 Weighted Average                                        20,000   $  4,680   $  1,402           72%
                                                      =========   ========   ========       ======
Total or Weighted Average of
 all In-Process Development
 Projects                                             1,947,000   $226,242   $116,130           54%
                                                      =========   ========   ========       ======

___________
(1) Letters of intent comprise 5% of the total pre-leasing percentage.
(2) We are developing these properties for a third party and own an option to purchase each property.

Completed--Not Stabilized

                                                   Rentable
                                                    Square   Estimated   Cost at     Pre-Leasing      Estimated     Estimated
            Name                 Market              Feet       Cost     6/30/01    Percentage(1)    Completion   Stabilization
            ----                 ------              ----       ----     -------   ---------------   ----------   -------------
Office:
Deerfield III                 Atlanta               54,000   $  5,276   $  4,309            --           4Q00           4Q01
Shadow Creek                  Memphis               80,000      8,989      7,912            75%          4Q00           4Q01
380 Park Place                Tampa                 82,000      9,675      9,104            92%          1Q01           4Q01
Highwoods Plaza               Tampa                 66,000      7,505      6,601            37%          4Q00           1Q02
Cool Springs II               Nashville            205,000     22,718     18,192            19%          2Q01           2Q02
Highwoods Tower II            Research Triangle    167,000     25,134     22,161            75%          1Q01           2Q02
Centre Green Two              Research Triangle     97,000     11,596      9,036            31%          2Q01           2Q02
ParkWest One                  Research Triangle     46,000      4,364      3,192            55%          2Q01           2Q02
North Shore Commons A         Richmond             115,000     13,084     12,624            62%          2Q01           3Q02
Stony Point III               Richmond             107,000     11,425      9,997            69%          2Q01           3Q02
                                                 ---------   --------   --------        ------
Office Total or Weighted
 Average                                         1,019,000   $119,766   $103,128            51%
                                                 =========   ========   ========        ======
Industrial:
Holden Road                   Piedmont Triad        64,000   $  2,014   $  2,467            60%          1Q01           3Q01
Enterprise Center I           Piedmont Triad       120,000      3,807      3,310            --           4Q00           4Q01
                                                 ---------   --------   --------        ------
Industrial Total or
 Weighted Average                                  184,000   $  5,821   $  5,777            21%
                                                 =========   ========   ========        ======
Total or Weighted
 Average of all
 Completed-Not
 Stabilized Development
 Projects                                        1,203,000   $125,587   $108,905            47%
                                                 ---------   --------   --------        ------
Total or Weighted
 Average of all
 Development Projects                            3,150,000   $351,829   $225,035            52%
                                                 =========   ========   ========        ======

___________________

(1)  Letters of intent comprise 5% of the total pre-leasing percentage.

                                               Rentable
                                                Square    Estimated     Pre-Leasing
                                                 Feet       Cost       Percentage(1)
                                                 ----       ----       -------------
                                                       (in thousands)
Development Analysis

Summary by Estimated Stabilization Date:
  Third Quarter 2001.....................        249,000     $ 29,647              90%
  Fourth Quarter 2001....................        601,000       64,229              61%
  First Quarter 2002.....................        259,000       23,861              84%
  Second Quarter 2002....................        729,000       98,084              59%
  Third Quarter 2002.....................        776,000       72,232              41%
  Fourth Quarter 2002....................        340,000       41,006              --
  First Quarter 2003.....................        196,000       22,770              33%
                                               ---------     --------            ----
    Total or Weighted Average............      3,150,000     $351,829              52%
                                               =========     ========            ====
Summary by Market:
  Atlanta................................        456,000     $ 35,302              36%
  Greenville.............................        310,000       29,576              91%
  Kansas City............................         20,000        4,680              72%
  Memphis................................        375,000       52,011              73%
  Nashville..............................        388,000       44,207              12%
  Piedmont Triad.........................        285,000       15,660              13%
  Research Triangle......................        568,000       75,275              32%
  Richmond...............................        287,000       31,723              73%
  Tampa..................................        461,000       63,395              90%
                                               ---------     --------            ----
    Total or Weighted Average............      3,150,000     $351,829              52%
                                               =========     ========            ====

  Build-to-Suit..........................        821,000     $113,097             100%
  Multi-Tenant...........................      2,329,000      238,732              34%
                                               ---------     --------            ----
    Total or Weighted Average............      3,150,000     $351,829              52%
                                               =========     ========            ====

                                                Average
                                               Rentable       Average
                                                Square       Estimated        Pre-Leasing
                                                 Feet          Cost          Percentage(1)
                                               ---------     ---------       ---------------
                                                           (in thousands)
Per Property Type:
  Office.................................        112,000     $ 13,816              58%
  Industrial.............................        110,500        3,889              14%
  Retail.................................         20,000        4,680              72%
                                               ---------     --------            ----
  All....................................        108,621     $ 12,132              52%
                                               =========     ========            ====

____________
(1) Letters of intent comprise 5% of the total pre-leasing percentage.

     The following table sets forth certain information about leasing activities at our wholly owned in-service properties (excluding apartment units) for the three months ended June 30 and March 31, 2001 and December 31 and September 30, 2000.


                                                                           Office Leasing Statistics
                                                                           -------------------------
                                                                              Three Months Ended
                                                                              -------------------
                                                             6/30/01        3/31/01        12/31/00      9/30/00     Average
                                                             -------        -------        --------      -------     -------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases)...........          155            132            199           174           165
Rentable square footage leased.........................      773,415        941,419      1,187,466     1,056,239       989,635
Average per rentable square foot over the lease term:
  Base rent............................................   $    16.36    $     17.73    $     17.51    $    15.23    $    16.71
  Tenant improvements..................................        (1.17)         (1.13)         (1.14)        (1.21)        (1.16)
  Leasing commissions..................................        (0.67)         (0.57)         (0.59)        (0.40)        (0.56)
  Rent concessions.....................................        (0.03)         (0.01)         (0.03)        (0.03)        (0.03)
                                                          ----------    -----------    -----------    ----------    ----------
  Effective rent.......................................        14.49          16.02          15.75         13.59         14.96
  Expense stop (1).....................................        (3.37)         (2.96)         (4.73)        (4.03)        (3.77)
                                                          ----------    -----------    -----------    ----------    ----------
  Equivalent effective net rent........................   $    11.12    $     13.06    $     11.02    $     9.56    $    11.19
                                                          ==========    ===========    ===========    ==========    ==========
Average term in years..................................          4.9            5.3            4.6           4.9           4.9
                                                          ==========    ===========    ===========    ==========    ==========

Capital Expenditures Related to Re-Leased Space:
Tenant Improvements:
  Total dollars committed under signed leases..........   $5,052,983    $ 7,103,609    $ 7,273,031    $6,676,576    $6,526,550
  Rentable square feet.................................      773,415        941,419      1,187,466     1,056,239       989,635
                                                          ----------    -----------    -----------    ----------    ----------
  Per rentable square foot.............................   $     6.53    $      7.55    $      6.12    $     6.32    $     6.59
                                                          ==========    ===========    ===========    ==========    ==========

Leasing Commissions:
  Total dollars committed under signed leases..........   $1,991,418    $ 3,361,410    $ 2,873,345    $1,910,278    $2,534,113
  Rentable square feet.................................      773,415        941,419      1,187,466     1,056,239       989,635
                                                          ----------    -----------    -----------    ----------    ----------
  Per rentable square foot.............................   $     2.57    $      3.57    $      2.42    $     1.81    $     2.56
                                                          ==========    ===========    ===========    ==========    ==========

Total:
  Total dollars committed under signed leases..........   $7,044,401    $10,465,020    $10,146,377    $8,586,853    $9,060,663
  Rentable square feet.................................      773,415        941,419      1,187,466     1,056,239       989,635
                                                          ----------    -----------    -----------    ----------    ----------
  Per rentable square foot.............................   $     9.11    $     11.12    $      8.54    $     8.13    $     9.16
                                                          ==========    ===========    ===========    ==========    ==========

Rental Rate Trends:
Average final rate with expense pass throughs..........   $    14.84    $     15.05    $     15.83    $    14.30    $    15.00
Average first year cash rental rate....................   $    15.54    $     16.04    $     16.38    $    14.96    $    15.73
                                                          ----------    -----------    -----------    ----------    ----------
Percentage increase....................................          4.7%           6.6%           3.5%          4.6%          4.9%
                                                          ==========    ===========    ===========    ==========    ==========

________________
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

                                                                    Industrial Leasing Statistics
                                                                    -----------------------------
                                                                          Three Months Ended
                                                                          ------------------
                                                        6/30/01     3/31/01    12/31/00     9/30/00    Average
                                                        -------     -------    --------     -------    --------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases)........         23          27          31          31          28
Rentable square footage leased......................    153,507     190,663     355,947     349,079     262,299
Average per rentable square foot over the lease
 term:
  Base rent.........................................   $   5.84    $   5.88   $    5.29    $   4.54    $   5.39
  Tenant improvements...............................      (0.27)      (0.20)      (0.29)      (0.32)      (0.27)
  Leasing commissions...............................      (0.15)      (0.09)      (0.15)      (0.15)      (0.14)
  Rent concessions..................................       0.00        0.00        0.00        0.00        0.00
                                                       --------    --------   ---------    --------    --------
  Effective rent....................................       5.42        5.59        4.85        4.07        4.98
  Expense stop (1)..................................      (0.49)      (0.74)      (0.30)      (0.23)      (0.44)
                                                       --------    --------   ---------    --------    --------
  Equivalent effective net rent.....................   $   4.93    $   4.85   $    4.55    $   3.84    $   4.54
                                                       ========    ========   =========    ========    ========
  Average term in years.............................        2.5         2.5         2.7         3.6         2.8
                                                       ========    ========   =========    ========    ========

Capital Expenditures Related to Re-Leased Space:
Tenant Improvements:
  Total dollars committed under signed leases.......   $175,777    $ 91,304   $ 412,679    $510,520    $297,570
  Rentable square feet..............................    153,507     190,663     355,947     349,079     262,299
                                                       --------    --------   ---------    --------    --------
  Per rentable square foot..........................   $   1.15    $   0.48   $    1.16    $   1.46    $   1.13
                                                       ========    ========   =========    ========    ========

Leasing Commissions:
  Total dollars committed under signed leases.......   $ 63,679    $ 61,239   $ 145,117    $167,772    $109,452
  Rentable square feet..............................    153,507     190,663     355,947     349,079     262,299
                                                       --------    --------   ---------    --------    --------
  Per rentable square foot..........................   $   0.41    $   0.32   $    0.41    $   0.48    $   0.42
                                                       ========    ========   =========    ========    ========

Total:
  Total dollars committed under signed leases.......   $239,456    $152,542   $ 557,796    $678,292    $407,022
  Rentable square feet..............................    153,507     190,663     355,947     349,079     262,299
                                                       --------    --------   ---------    --------    --------
  Per rentable square foot..........................   $   1.56    $   0.80   $    1.57    $   1.94    $   1.55
                                                       ========    ========   =========    ========    ========

Rental Rate Trends:
Average final rate with expense pass throughs.......   $   5.73    $   4.89   $    4.92    $   4.11    $   4.91
Average first year cash rental rate.................   $   5.75    $   5.06   $    5.23    $   4.51    $   5.14
                                                       --------    --------   ---------    --------    --------
Percentage increase.................................        0.4%        3.4%        6.3%        9.6%        4.5%
                                                       ========    ========   =========    ========    ========

_________________

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

                                                                              Retail Leasing Statistics
                                                                              -------------------------
                                                                                  Three Months Ended
                                                                                  ------------------
                                                                6/30/01     3/31/01    12/31/00     9/30/00    Average
                                                                -------     -------    --------     -------    -------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases)................         14           9          15          21          15
Rentable square footage leased..............................     21,072      38,618      35,057      53,217      36,991
Average per rentable square foot over the lease term:
  Base rent.................................................   $  22.84    $  29.31   $   24.07    $  22.26    $  24.62
  Tenant improvements.......................................      (0.66)      (1.86)      (1.90)      (1.26)      (1.42)
  Leasing commission........................................      (0.57)      (0.29)      (0.49)      (0.58)      (0.48)
  Rent concessions..........................................       0.00       (0.22)       0.00       (0.03)      (0.06)
                                                               --------    --------   ---------    --------    --------
  Effective rent............................................      21.61       26.94       21.68       20.39       22.66
  Expense stop (1)..........................................       0.00        0.00        0.00        0.00        0.00
                                                               --------    --------   ---------    --------    --------
  Equivalent effective net rent.............................   $  21.61    $  26.94   $   21.68    $  20.39    $  22.66
                                                               ========    ========   =========    ========    ========
  Average term in years.....................................        5.3         9.3         6.7         7.6         7.2
                                                               ========    ========   =========    ========    ========

Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
  Total dollars committed under signed leases...............   $121,713    $729,480   $ 655,301    $600,136    $526,658
  Rentable square feet......................................     21,072      38,618      35,057      53,217      36,991
                                                               --------    --------   ---------    --------    --------
  Per rentable square foot..................................   $   5.78    $  18.89   $   18.69    $  11.28    $  14.24
                                                               ========    ========   =========    ========    ========

Leasing Commissions:
  Total dollars committed under signed leases...............   $ 61,537    $ 93,045   $  66,986    $143,269    $ 91,209
  Rentable square feet......................................     21,072      38,618      35,057      53,217      36,991
                                                               --------    --------   ---------    --------    --------
  Per rentable square foot..................................   $   2.92    $   2.41   $    1.91    $   2.69    $   2.47
                                                               ========    ========   =========    ========    ========

Total:
  Total dollars committed under signed leases...............   $183,249    $822,525   $ 722,287    $743,406    $617,867
  Rentable square feet......................................     21,072      38,618      35,057      53,217      36,991
                                                               --------    --------   ---------    --------    --------
  Per rentable square foot..................................   $   8.70    $  21.30   $   20.60    $  13.97    $  16.70
                                                               ========    ========   =========    ========    ========

Rental Rate Trends:
Average final rate with expense pass throughs...............   $  17.99    $  12.91   $   18.41    $  13.85    $  15.79
Average first year cash rental rate.........................   $  21.51    $  19.70   $   22.57    $  19.40    $  20.80
                                                               --------    --------   ---------    --------    --------
Percentage increase.........................................       19.6%       52.6%       22.6%       40.1%       31.7%
                                                               ========    ========   =========    ========    ========

________________

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

  The following tables set forth scheduled lease expirations at our wholly owned in-service properties (excluding apartment units) as of June 30, 2001, assuming no tenant exercises renewal options.


Office Properties:


                                                          Percentage of                                              Percentage of
                                                          Leased Square     Annual Rents        Average Annual        Leased Rents
          Year of                        Total Rentable      Footage           Under        Rental Rate Per Square    Represented
           Lease               Number     Square Feet     Represented by      Expiring             Foot for           By Expiring
         Expiration           of Leases     Expiring     Expiring Leases     Lease (1)          Expirations(1)           Leases
         ----------           ---------     --------     ---------------     ---------          --------------           ------
                                                                           (in thousands)
  Remainder of 2001.........        291       1,260,498              5.4%       $ 21,387              $16.97               5.3%
  2002......................        587       3,253,381             13.9%         54,925               16.88              13.8%
  2003......................        558       3,719,252             16.0%         62,888               16.91              15.8%
  2004......................        407       2,751,890             11.8%         49,038               17.82              12.2%
  2005......................        422       3,073,860             13.2%         52,935               17.22              13.2%
  2006......................        219       2,426,243             10.4%         41,860               17.25              10.4%
  2007......................         57       1,128,307              4.8%         17,754               15.74               4.4%
  2008......................         63       1,594,191              6.8%         24,838               15.58               6.2%
  2009......................         19         714,403              3.1%         12,105               16.94               3.0%
  2010......................         47       1,585,627              6.8%         27,768               17.51               6.9%
  2011 and thereafter.......        205       1,815,546              7.8%         35,226               19.40               8.8%
                                  -----      ----------            -----        --------              ------             -----
                                  2,875      23,323,198            100.0%       $400,724              $17.18             100.0%
                                  =====      ==========            =====        ========              ======             =====
Industrial Properties:

                                                          Percentage of                                         Percentage of
                                                          Leased Square     Annual Rents      Average Annual     Leased Rents
          Year of                        Total Rentable      Footage            Under        Rental Rate Per     Represented
           Lease               Number     Square Feet     Represented by      Expiring       Square Foot for     by Expiring
         Expiration           of Leases     Expiring     Expiring Leases      Leases(1)       Expirations(1)        Leases
         ----------           ---------     --------     ---------------      ---------       --------------        ------
                                                                          (in thousands)
  Remainder of 2001.........         68       1,217,255             12.6%       $  5,085              $ 4.18              11.0%
  2002......................        118       1,849,649             19.1%          8,204                4.44              17.7%
  2003......................         89       1,098,740             11.4%          6,039                5.50              13.0%
  2004......................         72       2,132,957             22.1%          9,056                4.25              19.5%
  2005......................         42         684,591              7.1%          4,076                5.95               8.8%
  2006......................         23         496,125              5.1%          3,142                6.33               6.8%
  2007......................         13       1,081,566             11.2%          4,714                4.36              10.2%
  2008......................          7         241,961              2.5%          1,326                5.48               2.9%
  2009......................          6         268,813              2.8%          1,923                7.15               4.2%
  2010......................          4         182,746              1.9%          1,057                5.78               2.3%
  2011 and thereafter.......         29         410,248              4.2%          1,690                4.12               3.6%
                                    ---       ---------            -----        --------              ------             -----
                                    471       9,664,651            100.0%       $ 46,312              $ 4.79             100.0%
                                    ===       =========            =====        ========              ======             =====

___________
(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.

Retail Properties:

                                                           Percentage of                                         Percentage of
                                                           Leased Square     Annual Rents      Average Annual     Leased Rents
           Year of                        Total Rentable      Footage            Under        Rental Rate Per     Represented
            Lease               Number     Square Feet     Represented by      Expiring       Square Foot for     by Expiring
         Expiration            of Leases     Expiring     Expiring Leases      Leases(1)       Expirations(1)        Leases
         ----------            ---------     --------     ----------------     ---------       --------------        ------
  Remainder of 2001.........          24          69,466              4.5%      $  1,997              $28.75               6.0%
  2002......................          41         103,999              6.8%         1,688               16.23               5.1%
  2003......................          42         107,311              7.0%         2,479               23.10               7.5%
  2004......................          37         215,604             14.1%         2,737               12.69               8.3%
  2005......................          40          95,532              6.2%         2,645               27.69               8.0%
  2006......................          28          85,718              5.6%         2,124               24.78               6.4%
  2007......................          19          76,254              5.0%         1,601               21.00               4.8%
  2008......................          19         112,174              7.3%         3,601               32.10              10.9%
  2009......................          20         168,523             11.0%         3,198               18.98               9.7%
  2010......................          17          94,138              6.2%         2,567               27.27               7.8%
  2011 and thereafter.......          29         401,308             26.3%         8,451               21.06              25.5%
                                   -----      ----------            -----       --------              ------             -----
                                     316       1,530,027            100.0%      $ 33,088              $21.63             100.0%
                                   =====      ==========            =====       ========              ======             =====

Total:
                                                           Percentage of                                         Percentage of
                                                           Leased Square    Annual Rents     Average Annual      Leased Rents
           Year of                        Total Rentable      Footage          Under         Rental Rate Per      Represented
            Lease               Number     Square Feet    Represented by      Expiring       Square Foot for      by Expiring
         Expiration            of Leases     Expiring     Expiring Leases    Leases(1)       Expirations(1)         Leases
         ----------            ---------     --------     ---------------   ----------       --------------         ------
  Remainder of 2001.........         383       2,547,219              7.4%      $ 28,469              $11.18               5.9%
  2002......................         746       5,207,029             15.1%        64,817               12.45              13.5%
  2003......................         689       4,925,303             14.3%        71,406               14.50              15.0%
  2004......................         516       5,100,451             14.8%        60,831               11.93              12.7%
  2005......................         504       3,853,983             11.2%        59,656               15.48              12.4%
  2006......................         270       3,008,086              8.7%        47,126               15.67               9.8%
  2007......................          89       2,286,127              6.6%        24,069               10.53               5.0%
  2008......................          89       1,948,326              5.6%        29,765               15.28               6.2%
  2009......................          45       1,151,739              3.3%        17,226               14.96               3.6%
  2010......................          68       1,862,511              5.4%        31,392               16.85               6.5%
  2011 and thereafter.......         263       2,627,102              7.6%        45,367               17.27               9.4%
                                   -----      ----------            -----       --------              ------             -----
                                   3,662      34,517,876            100.0%      $480,124              $13.91             100.0%
                                   =====      ==========            =====       ========              ======             =====

___________
(1) Includes operating expenses pass throughs and excludes the effect of future contractual rent increases.


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

  Certain Variable Rate Debt. As of June 30, 2001, the Operating Partnership had approximately $44.8 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended June 30, 2002, our interest expense would be increased or decreased approximately $448,000. In addition, as of June 30, 2001, we had $67.0 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 65 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $67.0 million of debt.

  Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contracts in effect at June 30, 2001, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of June 30, 2001 would increase by approximately $438,000. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of June 30, 2001 would decrease by approximately $1.3 million.

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


                                  HIGHWOODS REALTY LIMITED PARTNERSHIP

                                  By: Highwoods Properties, Inc., its general
                                      partner

                                    By:        /s/ Ronald P. Gibson
                                       -----------------------------------------
                                                Ronald P. Gibson
                                           President and Chief Executive Officer

                                    By:        /s/ Carman J. Liuzzo
                                       -----------------------------------------
                                                Carman J. Liuzzo
                                       Chief Financial Officer (Principal
                                       Accounting Officer)


  Date: August 14, 2001