Form 10-Q
period 2001-09-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2001-11-14
CIK 941713

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ___________

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                        Commission file number: 000-21731

                                   ___________

                      Highwoods Realty Limited Partnership
             (Exact name of registrant as specified in its charter)

                                   ___________

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

                                   ___________

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements ............................................................................   3

         Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 ......................   4

         Consolidated Statements of Income for the three and nine months ended September 30, 2001 and
         2000 ............................................................................................   5

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 .....   6

         Notes to Consolidated Financial Statements ......................................................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...........  12

         Results of Operations ...........................................................................  12

         Liquidity and Capital Resources .................................................................  13

         Recent Developments .............................................................................  15

         Possible Environmental Liabilities ..............................................................  15

         Compliance with the Americans with Disabilities Act .............................................  16

         Funds From Operations and Cash Available for Distributions ......................................  16

         Disclosure Regarding Forward-Looking Statements .................................................  17

         Property Information ............................................................................  19

         Inflation .......................................................................................  27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......................................  28

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                                   September 30,  December 31, 2000
                                                                                                   -------------  -----------------
                                                                                                        2001
                                                                                                        ----
                                                                                                    (Unaudited)
                                        ASSETS
Real estate assets, at cost:
    Land and improvements ....................................................................      $   409,186      $   398,944
    Buildings and tenant improvements ........................................................        2,877,018        2,742,377
    Development in process ...................................................................          144,326           87,622
    Land held for development ................................................................          145,061          144,727
    Furniture, fixtures and equipment ........................................................           13,125           11,433
                                                                                                    -----------      -----------
                                                                                                      3,588,716        3,385,103
    Less--accumulated depreciation ...........................................................         (355,010)        (280,609)
                                                                                                    -----------      -----------
    Net real estate assets ...................................................................        3,233,706        3,104,494
Property held for sale .......................................................................           30,992          127,824
Cash and cash equivalents ....................................................................           52,904          102,486
Restricted cash ..............................................................................            2,930            2,192
Accounts receivable, net .....................................................................           21,732           23,841
Advances to related parties ..................................................................               --           27,560
Notes receivable .............................................................................           13,567           72,047
Accrued straight-line rents receivable .......................................................           47,433           39,295
Investment in unconsolidated affiliates ......................................................           71,310           72,951
Other assets:
    Deferred leasing costs ...................................................................           99,568           83,269
    Deferred financing costs (see Notes 3 and 4) .............................................           26,157           43,110
    Prepaid expenses and other ...............................................................           11,487           11,857
                                                                                                    -----------      -----------
                                                                                                        137,212          138,236
    Less--accumulated amortization ...........................................................          (55,882)         (49,889)
                                                                                                    -----------      -----------
    Other assets, net ........................................................................           81,330           88,347
                                                                                                    -----------      -----------
Total Assets .................................................................................      $ 3,555,904      $ 3,661,037
                                                                                                    ===========      ===========
                        LIABILITIES AND PARTNERS' CAPITAL
Mortgages and notes payable ..................................................................      $ 1,623,157      $ 1,568,019
Accounts payable, accrued expenses and other liabilities .....................................          101,824          104,342
                                                                                                    -----------      -----------
    Total Liabilities ........................................................................        1,724,981        1,672,361
Minority interest ............................................................................            4,742               --
Redeemable operating partnership units:
    Class A Common Units, 7,410,256 outstanding at September 30, 2001 and 7,630,088 at
      December 31, 2000, respectively ........................................................          183,404          189,798
    Class B Common Units, 196,492 outstanding at September 30, 2001 and December 31, 2000 ....            4,863            4,888
    Series A Preferred Units, 104,945 outstanding at September 30, 2001 and 125,000
    outstanding at December 31, 2000 .........................................................          103,308          121,809
    Series B Preferred Units, 6,900,000 outstanding at September 30, 2001 and
      December 31, 2000 ......................................................................          166,890          166,346
    Series D Preferred Units, 400,000 outstanding at September 30, 2001 and
      December 31, 2000 ......................................................................           96,842           96,842

Partners' Capital
Class A Common Units:
    General partner Common Units, 600,295 at September 30, 2001 and 652,649 at  December
      31, 2000, respectively .................................................................           12,845           14,114
    Limited partner Common Units, 52,018,915 at September 30, 2001 and 56,982,135 at December
      31, 2000, respectively .................................................................        1,271,716        1,397,367
    Deferred compensation-restricted units ...................................................           (3,751)          (2,488)
    Accumulated other comprehensive loss (see Notes 3 and 4) .................................           (9,936)              --
                                                                                                    -----------      -----------
        Total Partners' Capital ..............................................................        1,270,874        1,408,993
                                                                                                    -----------      -----------
    Total Liabilities and Partners' Capital ..................................................      $ 3,555,904      $ 3,661,037
                                                                                                    ===========      ===========

           See accompanying notes to consolidated financial statements

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                        Consolidated Statements of Income
              (Unaudited and in thousands except per unit amounts)

                                                                                       Three Months Ended        Nine Months Ended
                                                                                       ------------------        -----------------
                                                                                         September 30,             September 30,
                                                                                         -------------             -------------
                                                                                      2001         2000         2001          2000
                                                                                      ----         ----         -----         ----
Revenue:
     Rental property ...........................................................   $ 125,405    $ 130,727    $ 379,428    $ 403,559
     Equity in earnings of unconsolidated affiliates ...........................       3,043        1,063        5,177        2,641
     Interest and other income .................................................       4,690        5,874       18,347       15,860
                                                                                   ---------    ---------    ---------    ---------
          Total Revenue ........................................................     133,138      137,664      402,952      422,060
Operating expenses:
     Rental property ...........................................................      37,612       39,331      112,832      119,950
     Depreciation and amortization .............................................      29,420       30,104       87,531       87,630
     Interest expense:
          Contractual ..........................................................      25,483       26,097       77,652       79,143
          Amortization of deferred financing costs .............................         324          564        1,664        1,862
                                                                                   ---------    ---------    ---------    ---------
                                                                                      25,807       26,661       79,316       81,005
General and administrative .....................................................       4,239        5,453       14,253       15,566
                                                                                   ---------    ---------    ---------    ---------

Income before gain/(loss) on disposition of land and depreciable assets
and extraordinary item .........................................................      36,060       36,115      109,020      117,909
Gain/(loss) on disposition of land and depreciable assets ......................       3,357       10,557       16,123       (8,559)
                                                                                   ---------    ---------    ---------    ---------
Income before extraordinary item ...............................................      39,417       46,672      125,143      109,350
     Extraordinary item--loss on early extinguishment of debt ..................          --       (3,310)        (518)      (4,344)
                                                                                   ---------    ---------    ---------    ---------
     Net income ................................................................      39,417       43,362      124,625      105,006
Distributions on preferred units ...............................................      (7,713)      (8,145)     (23,787)     (24,435)
                                                                                   ---------    ---------    ---------    ---------
     Net income available for Class A Common Units .............................   $  31,704    $  35,217    $ 100,838    $  80,571
                                                                                   =========    =========    =========    =========
Net income per Common Unit--basic:
     Income before extraordinary item ..........................................   $     .52    $     .58    $    1.64    $    1.25
          Extraordinary item--loss on early extinguishment of debt .............          --         (.05)        (.01)        (.06)
                                                                                   ---------    ---------    ---------    ---------
     Net income ................................................................   $     .52    $     .53    $    1.63    $    1.19
                                                                                   =========    =========    =========    =========
Net income per Common Unit--diluted:
     Income before extraordinary item ..........................................   $     .52    $     .58    $    1.63    $    1.25
          Extraordinary item--loss on early extinguishment of debt .............          --         (.05)        (.01)        (.06)
                                                                                   ---------    ---------    ---------    ---------
     Net income ................................................................   $     .52    $     .53    $    1.62    $    1.19
                                                                                   =========    =========    =========    =========
Distributions declared per Common Unit .........................................   $    .585    $     .57    $   1.725    $    1.68
                                                                                   =========    =========    =========    =========
Weighted average Common Units outstanding--basic:
     Class A Common Units:
          General Partner ......................................................         607          657          616          673
          Limited Partners .....................................................      60,070       65,011       61,031       66,620
     Class B Common Units:
          Limited Partners .....................................................         196          196          196          196
                                                                                   ---------    ---------    ---------    ---------
               Total ...........................................................      60,873       65,864       61,843       67,489
                                                                                   =========    =========    =========    =========
Weighted average Common Units outstanding--diluted:
     Class A Common Units:
          General Partner ......................................................         611          661          620          675
          Limited Partners .....................................................      60,486       65,428       61,422       66,856
     Class A Common Units:
          Limited Partners .....................................................         196          196          196          196
                                                                                   ---------    ---------    ---------    ---------
               Total ...........................................................      61,293       66,285       62,238       67,727
                                                                                   =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                          (Unaudited and in thousands)

                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                                         -------------
                                                                                                     2001             2000
                                                                                                     ----             ----
Operating activities:
Net income ....................................................................................   $ 124,625        $ 105,006
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ............................................................      89,195           89,492
     Equity in earnings of unconsolidated affiliates ..........................................      (5,177)          (2,641)
     Amortization of deferred compensation.....................................................         755              391
(Gain)/Loss on disposition of land and depreciable assets .....................................     (16,123)           8,559
Loss on early extinguishment  of debt .........................................................         518            4,344
Transition adjustment upon adoption of FASB 133 ...............................................         556               --
Loss on ineffective portion of derivative instruments .........................................         428               --
Changes in operating assets and liabilities ...................................................     (15,871)           1,970
                                                                                                  ---------        ---------
          Net cash provided by operating activities ...........................................     178,151          207,121
                                                                                                  ---------        ---------
Investing activities:
Additions to real estate assets ...............................................................    (187,579)        (223,343)
Proceeds from disposition of real estate assets ...............................................     157,000          339,600
Repayment from advances to subsidiaries .......................................................      27,560            1,932
Distributions from unconsolidated affiliates ..................................................       6,566            1,556
Investments in notes receivable ...............................................................      57,805            6,641
Other investing activities ....................................................................      (8,453)         (19,099)
                                                                                                  ---------        ---------
          Net cash provided by investing activities ...........................................      52,899          107,287
                                                                                                  ---------        ---------
Financing activities:
Distributions paid on Common Units ............................................................    (107,611)        (114,187)
Distributions paid on Preferred Units .........................................................     (23,787)         (24,435)
Borrowings on mortgages and notes payable .....................................................      12,780           73,198
Repayment of mortgages and notes payable ......................................................    (100,187)        (147,286)
Borrowings on revolving loans .................................................................     246,900          279,500
Repayment on revolving loans ..................................................................    (154,900)        (298,000)
Loss on early extinguishment of debt ..........................................................        (518)          (4,344)
Net proceeds of contributed capital ...........................................................         817              836
Repurchase of common stock, common units, preferred
    stock and preferred units .................................................................    (155,308)         (90,342)
Net change in deferred financing costs ........................................................         155             (104)
Other financing activities ....................................................................       1,027            1,978
                                                                                                  ---------        ---------
          Net cash used in financing activities ...............................................    (280,632)        (318,842)
                                                                                                  ---------        ---------
Net decrease in cash and cash equivalents .....................................................     (49,582)          (4,434)
Cash and cash equivalents at beginning of the period ..........................................     102,486           33,915
                                                                                                  ---------        ---------
Cash and cash equivalents at end of the period ................................................   $  52,904        $  29,481
                                                                                                  =========        =========
Supplemental disclosure of cash flow information:
Cash paid for interest ........................................................................   $  81,843        $  93,047
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

                                                                                                   Nine Months
                                                                                               Ended September 30,
                                                                                               -------------------
                                                                                               2001           2000
                                                                                               ----           ----
Assets:
Notes receivable ........................................................................   $     675      $  23,775
Cash and cash equivalents ...............................................................       6,880             --
Net real estate assets ..................................................................      58,012        (24,656)
Liabilities:
Mortgages and notes payable .............................................................       7,241             --
Accounts payable, accrued expenses and other liabilities ................................      58,545             --
                                                                                            ---------      ---------
Net assets ..............................................................................   $    (219)     $    (881)
                                                                                            =========      =========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Unaudited)

1. BASIS OF PRESENTATION

     The Operating Partnership is a subsidiary of the Company. At September 30, 2001, the Company owned 87.4% of the Common Units in the Operating Partnership.

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

     Certain amounts in the September 30, 2000 financial statements have been reclassified to conform to the September 30, 2001 presentation. These reclassifications had no material effect on net income or partners' capital as previously reported.

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

     The accounting policies of the segments are the same as those described in
Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three and nine months ended September 30, 2001 and 2000.

                                                         Three Months                   Nine Months
                                                      Ended September 30,           Ended September 30,
                                                  --------------------------      ------------------------
                                                     2001            2000            2001          2000
                                                  ----------      ----------      ----------    ----------
                                                       (in thousands)                  (in thousands)
Rental Income:
Office segment .................................  $  104,389      $  106,202      $  315,712    $  331,944
Industrial segment .............................      11,623          11,523          35,137        33,288
Retail segment .................................       8,970           8,631          27,325        25,285
Apartment segment ..............................         423           4,371           1,254        13,042
                                                  ----------      ----------      ----------    ----------
   Total Rental Income .........................  $  125,405      $  130,727      $  379,428    $  403,559
                                                  ==========      ==========      ==========    ==========
Net Operating Income:
Office segment .................................  $   71,877      $   74,132      $  218,308    $  230,555
Industrial segment .............................       9,612           9,793          29,450        28,026
Retail segment .................................       6,077           5,163          18,252        17,464
Apartment segment ..............................         227           2,308             586         7,564
                                                  ----------      ----------      ----------    ----------
   Total net operating income ..................  $   87,793      $   91,396      $  266,596    $  283,609
Reconciliation to income before extraordinary
  item:
Equity in income of unconsolidated affiliates ..       3,043           1,063           5,177         2,641
(Loss)/Gain on disposition of assets, net of
   income tax provision ........................       3,357          10,557          16,123        (8,559)
Interest and other income ......................       4,690           5,874          18,347        15,860
Interest expense ...............................     (25,807)        (26,661)        (79,316)      (81,005)
General and administrative expenses ............      (4,239)         (5,453)        (14,253)      (15,566)
Depreciation and amortization ..................     (29,420)        (30,104)        (87,531)      (87,630)
                                                  ----------      ----------      ----------    ----------
Income before extraordinary item ...............  $   39,417      $   46,672      $  125,143    $  109,350
                                                  ==========      ==========      ==========    ==========
Total Assets:
Office segment .................................  $2,721,133      $2,813,007      $2,721,133    $2,813,007
Industrial segment .............................     386,475         365,217         386,475       365,217
Retail segment .................................     259,739         269,865         259,739       269,865
Apartment segment ..............................      10,202         116,163          10,202       116,163
Corporate and other ............................     178,355         192,064         178,355       192,064
                                                  ----------      ----------      ----------    ----------
Total assets ...................................  $3,555,904      $3,756,316      $3,555,904    $3,756,316
                                                  ==========      ==========      ==========    ==========

3. DERIVATIVE FINANCIAL INSTRUMENTS

     On January 1, 2001, we adopted Financial Accounting Standards Board Statement (SFAS) No. 133/138, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Accumulated Other Comprehensive Loss ("AOCL") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In connection with the adoption of SFAS 133/138 in January 2001, we recorded a net transition adjustment of $555,962 of unrealized loss in interest and other income and a net transition adjustment of $125,000 in AOCL. Adoption of the standard also resulted in our recognizing $127,000 of derivative instrument liabilities and a reclassification of approximately $10.6 million of deferred financing costs from past cashflow hedging relationships from other assets to AOCL.

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

     All of our derivatives are designated as cashflow hedges (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk) at September 30, 2001. The effective portion of the cumulative loss on the derivative instruments was $9.9 million at September 30, 2001 and is reported as a component of AOCL in partners' capital and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (as the underlying debt is paid down). We expect that the portion of the cumulative loss recorded in AOCL at September 30, 2001 associated with the derivative instruments which will be recognized within the next 12 months will be approximately $1.6 million. The ineffective portion of our derivatives' changes in fair value has resulted in a loss of $685,000 for the nine months ended September 30, 2001 which is included in interest and other income on the Consolidated Statements of Income at September 30, 2001.

     Derivative liabilities totaling approximately $646,000 related to our interest rate swap and collar agreements, with a notional amount of $99.3 million, are recorded in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets at September 30, 2001. The fair value of our interest rate swap and collar agreements was $(646,000) at September 30, 2001. To determine the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

4.   ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive loss represents net income plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statements of Income. The components of accumulated other comprehensive loss are as follows:

                                                            Nine Months Ended
                                                              September 30,
                                                        ------------------------
                                                           2001           2000
                                                        ---------       --------
Net Income ...........................................  $ 108,527       $ 90,933
Accumulated other comprehensive loss:
   Unrealized derivative losses on cashflow hedges ...       (514)           ---
   Reclassification of past hedging relationships ....    (10,597)           ---
   Amortization of past hedging relationships ........      1,175            ---
                                                        ---------       --------
      Total accumulated comprehensive loss ...........     (9,936)           ---
                                                        ---------       --------
      Total comprehensive income .....................  $  98,591       $ 90,933
                                                        =========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report and is based primarily on the consolidated financial statements of the Operating Partnership.

Results of Operations

     Three Months Ended September 30, 2001. Revenues from rental operations decreased $5.3 million, or 4.1%, from $130.7 million for the three months ended September 30, 2000 to $125.4 million for the comparable period in 2001. The decrease is primarily a result of the disposition of 2.7 million square feet of wholly owned office and industrial properties and 1,672 apartment units, offset in part by the acquisition of 475,000 square feet of wholly owned office and industrial properties and the completion of 1.3 million square feet of development activity during the last three months of 2000 and the first nine months of 2001. Our in-service portfolio decreased from 37.8 million square feet at September 30, 2000 to 36.9 million square feet at September 30, 2001. Same property revenues, which are the revenues of the 468 in-service properties owned on July 1, 2000, increased 3.1% for the three months ended September 30, 2001, compared to the same three months of 2000.

     During the three months ended September 30, 2001, 170 leases representing
1.0 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 1.9% higher than the average rate per square foot on the expired leases.

     Interest and other income decreased $1.2 million, or 20.3%, from $5.9 million for the three months ended September 30, 2000 to $4.7 million for the comparable period in 2001. The decrease was a result of a decrease in development fee income and interest income, partly offset by an increase in management fee income and an adjustment related to the adoption of SFAS 133 in 2001.

     Rental operating expenses decreased $1.7 million, or 4.3%, from $39.3 million for the three months ended September 30, 2000 to $37.6 million for the comparable period in 2001. The decrease is primarily a result of the disposition of 2.7 million square feet of wholly owned office and industrial properties and 1,672 apartment units, offset in part by the acquisition of 475,000 square feet of wholly owned office and industrial properties and the completion of 1.3 million square feet of development activity during the last three months of 2000 and the first nine months of 2001. Rental operating expenses as a percentage of related revenues was 30.1% for the three months ended September 30, 2000 and 30.0% for the three months ended September 30, 2001.

     Depreciation and amortization for the three months ended September 30, 2001 and 2000 was $29.4 million and $30.1 million, respectively. The decrease of $0.7 million, or 2.3%, is due to a decrease in depreciable assets over the prior year. Interest expense decreased $0.9 million, or 3.4%, from $26.7 million for the three months ended September 30, 2000 to $25.8 million for the comparable period in 2001. The decrease is attributable to a decrease in outstanding debt and weighted average interest rates in 2001, partly offset by a decrease in capitalized interest in 2001. Interest expense for the three months ended September 30, 2001 and 2000 included $0.3 million and $0.6 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses decreased 0.8% from 4.0% of total revenue for the three months ended September 30, 2000 to 3.2% for the comparable period in 2001.

     Income before extraordinary item was $39.4 million and $46.7 million for the three months ended September 30, 2001 and 2000, respectively. The Operating Partnership recorded $7.7 million in preferred unit distributions for the three months ended September 30, 2001 and $8.1 million in preferred unit distributions for the three months ended September 30, 2000.

     Nine Months Ended September 30, 2001. Revenues from rental operations decreased $24.2 million, or 6.0%, from $403.6 million for the nine months ended September 30, 2000 to $379.4 million for the comparable period in 2001. The decrease is primarily a result of the disposition of 2.7 million square feet of wholly owned office and industrial properties and 1,672 apartment units, offset in part by the acquisition of 475,000 square feet of wholly owned office and industrial properties and the completion of 1.3 million square feet of development activity during the last three months of 2000 and the first nine months of 2001. Our in-service portfolio decreased from 37.8 million square feet at September 30, 2000 to 36.9 million square feet at September 30, 2001. Same property revenues, which are the revenues of the 451 in-service properties owned on January 1, 2000, increased 2.5% for the nine months ended September 30, 2001, compared to the same nine months of 2000.

     During the nine months ended September 30, 2001, 530 leases representing
3.0 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 5.1% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $2.4 million, or 15.1%, from $15.9 million for the nine months ended September 30, 2000 to $18.3 million for the comparable period in 2001. The increase was a result of an increase in interest income, leasing, development and management fees, partly offset by an adjustment related to the adoption of SFAS 133.

     Rental operating expenses decreased $7.2 million, or 6.0%, from $120.0 million for the nine months ended September 30, 2000 to $112.8 million for the comparable period in 2001. The decrease is primarily a result of the disposition and contribution of 2.7 million square feet of wholly owned office and industrial properties and 1,672 apartment units, offset in part by the acquisition of 475,000 square feet of wholly owned office and industrial properties and the completion of 1.3 million square feet of development activity during the last three months of 2000 and the first nine months of 2001. Rental operating expenses as a percentage of related revenues remained constant at 29.7% for the nine months ended September 30, 2000 and 2001.

     Depreciation and amortization for the nine months ended September 30, 2001 and 2000 was $87.5 million and $87.6 million, respectively. The decrease of $0.1 million, or 0.1%, is due to a decrease in depreciable assets over the prior year. Interest expense decreased $1.7 million, or 2.1%, from $81.0 million for the nine months ended September 30, 2000 to $79.3 million for the comparable period in 2001. The decrease is attributable to a decrease in outstanding debt and weighted average interest rates for the nine months ended September 30, 2001, partly offset by a decrease in capitalized interest in 2001. Interest expense for the nine months ended September 30, 2001 and 2000 included $1.7 million and $1.9 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses decreased 0.2% from 3.7% of total revenue for the nine months ended September 30, 2000 to 3.5% for the comparable period in 2001.

     Income before extraordinary item was $125.1 million and $109.0 million for the nine months ended September 30, 2001 and 2000, respectively. The Operating Partnership recorded $23.8 million in preferred unit distributions for the nine months ended September 30, 2001 and $24.4 million in preferred unit distributions for the nine months ended September 30, 2000.

Liquidity and Capital Resources

     Statement of Cash Flows. For the nine months ended September 30, 2001, the Operating Partnership generated $178.2 million in cash flows from operating activities and $52.9 million from investing activities (primarily as a result of the disposition of real estate assets and repayments from subsidiaries, partly offset in part by additions to real estate assets). These combined cash flows of $231.1 million were used to partly fund financing activities of $280.6 million, primarily consisting of the repurchase of Common and Preferred Units and the payment of distributions.

     Capitalization. The Operating Partnership's total indebtedness at September 30, 2001 totaled $1.6 billion and was comprised of approximately $580.3 million of secured indebtedness with a weighted average interest rate of 7.6% and approximately $1.0 billion of unsecured indebtedness with a weighted average interest rate of 7.0%. Except as stated below, all of the mortgage and notes payable outstanding at September 30, 2001 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. Approximately $66.5 million of floating rate notes were not covered by interest rate hedge contracts on September 30, 2001.

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

     The following table sets forth information regarding our interest rate hedge contracts as of September 30, 2001:

                                                                                            Fair
                       Notional      Maturity                                              Market
Type of Hedge           Amount         Date         Reference Rate        Fixed Rate       Value
-------------           ------         ----         --------------        ----------       -----
Swap ...............    $19,334       6/10/02    1-month LIBOR + 0.75%         6.95%     $(514,828)
Collar .............    $80,000      10/15/01    1-month LIBOR            5.60-6.25%     $(131,444)

     The interest rates on our variable rate debt is adjusted at one-month intervals, subject to settlements under these contracts. Net payments made to counterparties under interest rate hedge contracts were $703,603 during the nine months ended September 30, 2001, and were recorded as increases to interest expense.

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

     Current and Future Cash Needs. Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service, partnership distributions and capital expenditures, excluding nonrecurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. We presently have no plans for major capital improvements to the existing in-service properties, other than normal recurring building improvements, tenant improvements and lease commissions. We expect to meet our short-term liquidity requirements generally through working capital and net cash provided by operating activities along with the Revolving Loan.

     Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $76.2 million of our existing development activity. We expect to fund our short-term liquidity needs through a combination of:

     . additional borrowings under our Revolving Loan (approximately $141.5 million was available as of September 30, 2001);

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

Recent Developments

     Unit Repurchases. On May 31, 2001, the Company completed its previously announced 10.0 million share and unit repurchase program pursuant to which the Company repurchased Common Stock and Common Units at a weighted average per share price of $24.19 for a total purchase price of $241.9 million. In addition, on April 25, 2001, the Company announced that its board of directors has authorized the repurchase of up to an additional 5.0 million shares of Common Stock and Common Units. As of November 6, 2001, the Company has repurchased 1.2 million shares of Common Stock and Common Units at a weighted average purchase price of $24.41 per share and a total purchase price of $29.1 million under this new repurchase program. Separately, on June 19, 2001, the Company repurchased in a privately negotiated transaction 20,055 Series A Preferred Shares at $922.50 per share, for a total purchase price of $18.5 million. For each Series A Preferred Share repurchased by the Company, one equivalent Series A Preferred Unit is retired.

     Disposition Activity. During the nine months ended September 30, 2001, we sold approximately 248,000 rentable square feet of office properties, 1,672 apartment units and 173.0 acres of development land for gross proceeds of $157.0 million. In addition, we currently have 300,250 rentable square feet of wholly owned properties and 81.0 acres of land under contract for sale in various transactions totaling $53.0 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close at various times throughout 2001. However, we can provide no assurance that all or parts of these transactions will be consummated.

     As of November 12, 2001, we expect to use a portion of the cash proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. We expect to reinvest up to $38.0 million of the cash proceeds from completed disposition activity and up to $36.0 million of the cash proceeds from pending disposition activity to acquire, in tax-deferred exchange transactions, in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our Revolving Loan, will reduce our income from operations until such development projects are placed in service.

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

     FFO and cash available for distribution for the three and nine month periods ended September 30, 2001 and 2000 are summarized in the following table (unaudited and in thousands):

                                                          Three Months Ended        Nine Months Ended
                                                             September 30,             September 30,
                                                         ---------------------    ---------------------
                                                           2001         2000        2001         2000
                                                         --------     --------    --------     --------
Funds from operations:
Income before extraordinary item .....................   $ 39,417     $ 46,672    $125,143     $109,350
Add/(Deduct):
   Distributions to preferred unit holders ...........     (7,713)      (8,145)    (23,787)     (24,435)
   Transition adjustment upon adoption of FAS 133 ....        ---          ---         556          ---
   (Gain)/loss on disposition of land and
     depreciable assets ..............................     (3,357)     (10,557)    (16,123)       8,559
   Gain/(loss) on disposition of land ................       (538)       3,288       1,025        3,288
   Depreciation and amortization .....................     29,420       30,104      87,531       87,630
   Depreciation of unconsolidated affiliates .........      1,826        1,657       5,560        3,444
                                                         --------     --------    --------     --------
     Funds from operations before minority interest ..     59,055       63,019     179,905      187,836
Cash available for distribution:
Add/(Deduct):
   Rental income from straight-line rents ............     (2,701)      (3,657)     (8,947)     (11,452)
   Amortization of deferred financing costs ..........        324          564       1,664        1,862
   Non-incremental revenue generating capital
    expenditures (1):
     Building improvements paid ......................     (2,872)      (2,248)     (5,959)      (5,913)
     Second generation tenant improvements paid ......     (4,834)      (7,900)    (12,610)     (17,730)
     Second generation lease commissions paid ........     (2,867)      (1,859)    (11,195)      (8,668)
                                                         --------     --------    --------     --------
       Cash available for distribution ...............   $ 46,105     $ 47,919    $142,858     $145,935
                                                         ========     ========    ========     ========
Weighted average common shares/common units
   outstanding - basic ...............................     60,873       65,864      61,843       67,489
                                                         ========     ========    ========     ========
Weighted average common shares/common units
   outstanding - diluted .............................     61,293       66,285      62,238       67,727
                                                         ========     ========    ========     ========
Dividend payout ratios:
   Funds from operations .............................       61.0%        60.0%       59.7%        60.6%
                                                         ========     ========    ========     ========
   Cash available for distribution ...................       78.0%        78.8%       75.2%        78.0%
                                                         ========     ========    ========     ========

_________
(1) Amounts represent cash expenditures.

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

Property Information

     The following table sets forth certain information with respect to our wholly owned in-service and development properties (excluding apartment units) as of September 30, 2001 and 2000:

                                                 Rentable     Percent Leased/
September 30, 2001                              Square Feet     Pre-Leased
------------------                            -------------   ---------------
In-Service:
     Office ..............................       24,829,000          92.9%
     Industrial ..........................       10,396,000          92.3%
     Retail (1) ..........................        1,628,000          95.1%
                                              -------------   -----------
     Total or Weighted Average ...........       36,853,000          92.7%
                                              =============   ===========
Development:
Completed--Not Stabilized
     Office ..............................        1,188,000          62.1%
     Industrial ..........................          184,000          37.2%
     Retail ..............................               --            --
                                              -------------   -----------
     Total or Weighted Average ...........        1,372,000          58.8%
                                              =============   ===========
In Process
     Office ..............................        1,285,000          52.5%
     Industrial ..........................          258,000          47.3%
     Retail ..............................           20,000          90.0%
                                              -------------   -----------
     Total or Weighted Average ...........        1,563,000          52.1%
                                              =============   ===========
Total:
     Office ..............................       27,302,000
     Industrial ..........................       10,838,000
     Retail (1) ..........................        1,648,000
                                              -------------
     Total or Weighted Average ...........       39,788,000
                                              =============


                                                 Rentable     Percent Leased/
September 30, 2000                              Square Feet      Pre-Leased
------------------                              -----------   ---------------
In-Service:
     Office ..............................       25,984,000          94.0%
     Industrial ..........................       10,204,000          94.5%
     Retail ..............................        1,569,000          94.4%
                                              -------------   -----------
     Total or Weighted Average ...........       37,757,000          94.1%
                                              =============   ===========
Development:
Completed--Not Stabilized
     Office ..............................          759,000          79.0%
     Industrial ..........................               --            --
     Retail ..............................           81,000          90.0%
                                              -------------   -----------
     Total or Weighted Average ...........          840,000          80.0%
                                              =============   ===========
In Process
     Office ..............................        1,709,000          55.0%
     Industrial ..........................          395,000          87.0%
     Retail ..............................               --            --
                                              --------------  -----------
     Total or Weighted Average ...........        2,104,000          61.0%
                                              =============   ===========
Total:
     Office ..............................       28,452,000
     Industrial ..........................       10,599,000
     Retail ..............................        1,650,000
                                              -------------
     Total or Weighted Average ...........       40,701,000
                                              =============
_______________

(1)  Excludes basement space.

     As of September 30, 2001, we were developing 23 suburban office properties, four industrial properties and one retail property totaling 2.9 million rentable square feet of office and industrial space. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with our joint venture partners five additional properties totaling 660,000 rentable square feet. At September 30, 2001, these development projects had an aggregate budgeted cost of $99.7 million and were 62.0 % pre-leased.

In-Process

                                                     Rentable
                                                      Square   Estimated    Cost at    Pre-Leasing    Estimated    Estimated
           Name                       Market           Feet      Cost       9/30/01   Percentage(1)  Completion  Stabilization
           ----                       ------           ----      ----       -------   -------------  ----------  -------------
                                                                      ($ in thousands)

Office:

Highwoods Center III at
   Tradeport(2)                  Atlanta               43,000  $   4,037    $  2,329       100%         4Q01         4Q01
Verizon Wireless(2)              Greenville           193,000     16,356      11,731       100%         1Q02         1Q02
International Place 3            Memphis              214,000     34,272      20,592       100%         2Q02         2Q02
Innslake(2)                      Richmond              65,000      7,214       4,529       100%         4Q01         2Q02
1825 Century Center(2)           Atlanta              102,000     16,254       1,019       100%         3Q02         3Q02
Shadow Creek II(2)               Memphis               81,000      8,750       5,522        19%         4Q01         4Q02
Highwoods Park at Jefferson
   Village(2)                    Piedmont Triad        98,000     11,290       8,945        --          4Q01         4Q02
Centre Green Four                Research Triangle    100,000     11,764       8,786        --          4Q01         4Q02
GlenLake I(2)                    Research Triangle    158,000     22,417      16,379        --          4Q01         4Q02
Seven Springs I(2)               Nashville            131,000     15,556      10,984         2%         1Q02         1Q03
801 Corporate Center Drive(2)    Research Triangle    100,000     12,016         828        40%         4Q02         2Q04
                                                    ---------  ---------   ---------      ----
In-Process Office Total or
   Weighted Average                                 1,285,000  $ 159,926   $  91,644        53%
                                                    =========  =========   =========      ====
Industrial:
Tradeport Place IV               Atlanta              122,000  $   4,447   $   3,765       100%         4Q01         4Q01
Newpoint IV                      Atlanta              136,000      5,288       3,503        --%         4Q01         4Q02
                                                    ---------  ---------   ---------      ----
In-Process Industrial Total or
   Weighted Average                                   258,000  $   9,735   $   7,268        47%
                                                    =========  =========   =========      ====
Retail:
Plaza Redevelopment (Granada
   Shops)                        Kansas City           20,000  $   4,680   $   3,017        90%         4Q01         4Q01
                                                    ---------  ---------   ---------      ----
In-Process Retail Total or
   Weighted Average                                    20,000  $   4,680   $   3,017        90%
                                                    =========  =========   =========      ====
Total or Weighted Average of
   all In-Process Development
   Projects                                         1,563,000  $ 174,341   $ 101,929        52%
                                                    =========  =========   =========      ====

_________

(1)  Letters of intent comprise 4% of the Total Pre-Leasing Percentage.
(2) We are developing these properties for a third party and own an option to purchase each property.

Completed--Not Stabilized

                                                 Rentable
                                                  Square        Estimated      Cost at    Pre-Leasing    Estimated   Estimated
           Name                Market              Feet            Cost        9/30/01    Percentage(1)  Completion  Stabilization
           ----                ------            ----------    ----------      --------   -------------  ----------  -------------
                                                                    ($ in thousands)
Office:
380 Park Place              Tampa                    82,000    $    9,675    $    9,758            92%        1Q01       4Q01
Highwoods Plaza             Tampa                    66,000         7,505         6,861            37%        4Q00       1Q02
Deerfield III               Atlanta                  54,000         5,276         4,135            --         4Q00       2Q02
Met Life Building at
    Brookfield              Greenville              117,000        13,220        12,177            75%        3Q01       2Q02
Cool Springs II             Nashville               205,000        22,718        18,649            40%        2Q01       2Q02
Highwoods Tower II          Research Triangle       167,000        25,134        22,132            89%        1Q01       2Q02
Centre Green Two            Research Triangle        97,000        11,596         9,923            31%        2Q01       2Q02
ParkWest One                Research Triangle        46,000         4,364         3,717            74%        2Q01       2Q02
Shadow Creek                Memphis                  80,000         8,989         8,074            75%        4Q00       3Q02
Hickory Trace               Nashville                52,000         5,933         5,762            51%        3Q01       3Q02
North Shore Commons A       Richmond                115,000        13,084        13,684            79%        2Q01       3Q02
Stony Point III             Richmond                107,000        11,425        10,751            73%        2Q01       3Q02
                                                 ----------    ----------    ----------   -----------
Office Total or Weighted
   Average                                        1,188,000    $  138,919    $  125,623            62%
                                                 ==========    ==========    ==========   ===========
Industrial:
Holden Road                 Piedmont Triad           64,000    $    2,014    $    2,490            60%        1Q01       2Q02
Enterprise Center I         Piedmont Triad          120,000         3,807         3,398            25%        4Q00       2Q02
                                                 ----------    ----------    ----------   ------------
Industrial Total or
Weighted Average                                    184,000    $    5,821    $    5,888            37%
                                                 ==========    ==========    ==========   ===========

Total or Weighted
   Average of all
   Completed-Not
   Stabilized
   Development Projects                           1,372,000      $144,740    $  131,511           59%
                                                 ----------    ----------    ----------   -----------
Total or Weighted
   Average of all
   Development Projects                           2,935,000      $319,081    $  233,440           55%
                                                 ==========    ==========    ==========   ===========

_________________

(1)   Letters of intent comprise 4% of the Grand Total Pre-Leasing Percentage.

                                                    Rentable
                                                     Square      Estimated     Pre-Leasing
                                                      Feet          Cost      Percentage(1)
                                                      ----          ----      -------------
                                                               (in thousands)
Development Analysis

 Summary by Estimated Stabilization Date:
     Fourth Quarter 2001 .....................        267,000    $  22,839          97%
     First Quarter 2002 ......................        259,000       23,861          84%
     Second Quarter 2002 .....................      1,149,000      129,615          64%
     Third Quarter 2002 ......................        456,000       55,685          78%
     Fourth Quarter 2002 .....................        573,000       59,509           3%
     First Quarter 2003 ......................        131,000       15,556           2%
     Second Quarter 2004 .....................        100,000       12,016          40%
                                                   ----------    ---------        ----
        Total or Weighted Average ............      2,935,000    $ 319,081          55%
                                                   ==========    =========        ====
Summary by Market:
     Atlanta .................................        457,000    $  35,302          58%
     Greenville ..............................        310,000       29,576          91%
     Kansas City .............................         20,000        4,680          90%
     Memphis .................................        375,000       52,011          77%
     Nashville ...............................        388,000       44,207          29%
     Piedmont Triad ..........................        282,000       17,111          24%
     Research Triangle .......................        668,000       87,291          38%
     Richmond ................................        287,000       31,723          82%
     Tampa ...................................        148,000       17,180          67%
                                                   ----------    ---------        ----
        Total or Weighted Average ............      2,935,000    $ 319,081          55%
                                                   ==========    =========        ====

     Build-to-Suit ...........................        509,000    $  66,882         100%
     Multi-Tenant ............................      2,426,000      252,199          46%
                                                   ----------    --------         ----
        Total or Weighted Average ............      2,935,000    $ 319,081          55%
                                                   ==========    =========        ====

                                                     Average
                                                    Rentable      Average
                                                     Square      Estimated     Pre-Leasing
                                                      Feet          Cost      Percentage(1)
                                                      ----          ----      -------------
                                                               (in thousands)
Per Property Type:
     Office .................................        107,522     $  12,993          57%
     Industrial .............................        110,500         3,889          43%
     Retail .................................         20,000         4,680          90%
                                                    --------     ---------        ----
     All ....................................        104,821     $  11,396          55%
                                                    ========     =========        ====

____________

(1)  Letters of intent comprise 4% of the Total Pre-Leasing Percentage.

     The following table sets forth certain information about leasing activities at our wholly owned in-service properties (excluding apartment units) for the three months ended September 30, June 30 and March 31, 2001 and December 31, 2000.

                                                                              Office Leasing Statistics
                                                                              -------------------------
                                                                                  Three Months Ended
                                                                                  ------------------
                                                             9/30/01       6/30/01      3/31/01      12/31/00      Average
                                                             -------       -------      -------      --------      -------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) .............         135          155           132           199          155
Rentable square footage leased ...........................     630,043      773,415       941,419   $ 1,187,466      883,086
Average per rentable square foot over the lease term:
  Base rent ..............................................  $    17.03   $    16.36   $     17.73   $     17.51   $    17.16
  Tenant improvements ....................................       (0.90)       (1.17)        (1.13)        (1.14)       (1.09)
  Leasing commissions ....................................       (0.59)       (0.67)        (0.57)        (0.59)       (0.60)
  Rent concessions .......................................       (0.11)       (0.03)        (0.01)        (0.03)       (0.05)
                                                            ----------   ----------   -----------   -----------   ----------
  Effective rent .........................................       15.43        14.49         16.02         15.75        15.42
  Expense stop(1) ........................................       (4.54)       (3.37)        (2.96)        (4.73)       (3.90)
                                                            ----------   ----------   -----------   -----------   ----------
  Equivalent effective net rent ..........................  $    10.89   $    11.12   $     13.06   $     11.02   $    11.52
                                                            ==========   ==========   ===========   ===========   ==========
Average term in years ....................................         4.5          4.9           5.3           4.6          4.8
                                                            ==========   ==========   ===========   ===========   ==========
Capital Expenditures Related to Re-Leased Space:
Tenant Improvements:
  Total dollars committed under signed leases ............  $2,431,063   $5,052,983   $ 7,103,609   $ 7,273,031   $5,465,172
  Rentable square feet ...................................     630,043      773,415       941,419     1,187,466      883,086
                                                            ----------   ----------   -----------   -----------   ----------
  Per rentable square foot ...............................  $     3.86   $     6.53   $      7.55   $      6.12   $     6.19
                                                            ==========   ==========   ===========   ===========   ==========
Leasing Commissions:
  Total dollars committed under signed leases ............  $1,018,216   $1,991,418   $ 3,361,410   $ 2,873,345   $2,311,097
  Rentable square feet ...................................     630,043      773,415       941,419     1,187,466      883,086
                                                            ----------   ----------   -----------   -----------   ----------
  Per rentable square foot ...............................  $     1.62   $     2.57   $     3.57    $      2.42   $     2.62
                                                            ==========   ==========   ===========   ===========   ==========
Total:
  Total dollars committed under signed leases ............  $3,449,279   $7,044,401   $10,465,020   $10,146,377   $7,776,269
  Rentable square feet ...................................     630,043      773,415       941,419     1,187,466      883,086
                                                            ----------   ----------   -----------   -----------   ----------
  Per rentable square foot ...............................  $     5.47   $     9.11   $     11.12   $      8.54   $     8.81
                                                            ==========   ==========   ===========   ===========   ==========
Rental Rate Trends:
Average final rate with expense pass throughs ............  $    16.27   $    14.84   $     15.05   $     15.83   $    15.49
Average first year cash rental rate ......................  $    16.51   $    15.54   $     16.04   $     16.38   $    16.12
                                                            ----------   ----------   -----------   -----------   ----------
Percentage increase ......................................         1.5%         4.7%          6.6%          3.5%         4.0%
                                                            ==========   ==========   ===========   ===========   ==========

__________

(1) "Expense Stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which will not be reimbursed by our tenants.

                                                                             Industrial Leasing Statistics
                                                                             -----------------------------
                                                                                  Three Months Ended
                                                                                  ------------------
                                                             9/30/01       6/30/01      3/31/01     12/31/00     Average
                                                             -------       -------      -------     --------     -------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) ..........            26           23           27           31           27
Rentable square footage leased ........................       285,241      153,507      190,663      355,947      246,340
Average per rentable square foot over the lease term:
  Base rent ...........................................     $    4.71    $    5.84    $    5.88    $    5.29    $    5.43
  Tenant improvements .................................         (0.38)       (0.27)       (0.20)       (0.29)       (0.28)
  Leasing commissions .................................         (0.11)       (0.15)       (0.09)       (0.15)       (0.13)
  Rent concessions ....................................           ---          ---          ---          ---          ---
                                                            ---------    ---------    ---------    ---------    ---------
  Effective rent ......................................          4.22         5.42         5.59         4.85         5.02
  Expense stop(1) .....................................         (0.30)       (0.49)       (0.74)       (0.30)       (0.46)
                                                            ---------    ---------    ---------    ---------    ---------
  Equivalent effective net rent .......................     $    3.92    $    4.93    $    4.85    $    4.55    $    4.56
                                                            =========    =========    =========    =========    =========
  Average term in years ...............................           3.3          2.5          2.5          2.7          2.7
                                                            =========    =========    =========    =========    =========
Capital Expenditures Related to Re-Leased Space:
Tenant Improvements:
  Total dollars committed under signed leases .........     $ 606,380    $ 175,777    $  91,304    $ 412,679    $ 321,535
  Rentable square feet ................................       285,241      153,507      190,663      355,947      246,340
                                                            ---------    ---------    ---------    ---------    ---------
  Per rentable square foot ............................     $    2.13    $    1.15    $    0.48    $    1.16    $    1.31
                                                            =========    =========    =========    =========    =========
Leasing Commissions:

  Total dollars committed under signed leases .........     $  87,034    $  63,679    $  61,239    $ 145,117    $  89,267
  Rentable square feet ................................       285,241      153,507      190,663      355,947      246,340
                                                            ---------    ---------    ---------    ---------    ---------
  Per rentable square foot ............................     $    0.31    $    0.41    $    0.32    $    0.41    $    0.36
                                                            =========    =========    =========    =========    =========
Total:
  Total dollars committed under signed leases .........     $ 693,414    $ 239,456    $ 152,542    $ 557,796    $ 410,802
  Rentable square feet ................................       285,241      153,507      190,663      355,947      246,340
                                                            ---------    ---------    ---------    ---------    ---------
  Per rentable square foot ............................     $    2.43    $    1.56    $    0.80    $    1.57    $    1.67
                                                            =========    =========    =========    =========    =========
Rental Rate Trends:
Average final rate with expense pass throughs .........     $    4.85    $    5.73    $    4.89    $    4.92    $    5.10
Average first year cash rental rate ...................     $    4.60    $    5.75    $    5.06    $    5.23    $    5.16
                                                            ---------    ---------    ---------    ---------    ---------
Percentage (decrease)/increase ........................          (5.1)%        0.4%         3.4%         6.3%        1.2%
                                                            =========    =========    =========    =========    =========

_____________

(1) "Expense Stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which will not be reimbursed by our tenants.

                                                                                  Retail Leasing Statistics
                                                                                    Three Months Ended
                                                                                  -------------------------
                                                            9/30/01        6/30/01       3/31/01       12/31/00      Average
                                                            --------       -------      ---------      --------      --------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) ...........           9            14              9            15            12
Rentable square footage leased .........................      40,283        21,072         38,618        35,057        33,758
Average per rentable square foot over the lease term:
  Base rent ............................................  $    16.33    $    22.84      $   29.31     $   24.07     $   23.14
  Tenant improvements ..................................       (1.49)        (0.66)         (1.86)        (1.90)        (1.48)
  Leasing commission ...................................       (0.75)        (0.57)         (0.29)        (0.49)        (0.52)
  Rent concessions .....................................          --            --          (0.22)           --         (0.06)
                                                          ----------    ----------      ---------     ---------     ---------
  Effective rent .......................................       14.09         21.61          26.94         21.68         21.08
  Expense stop(1) ......................................          --            --             --            --            --
                                                          ----------    ----------      ---------     ---------     ---------
  Equivalent effective net rent ........................  $    14.09    $    21.61      $   26.94     $   21.68     $   21.08
                                                          ==========    ==========      =========     =========     =========
  Average term in years ................................         8.8           5.3            9.3           6.7           7.5
                                                          ==========    ==========      =========     =========     =========

Capital Expenditures Related to Re-Leased Space:

Tenant Improvements:
  Total dollars committed under signed leases ..........  $  526,500    $  121,713      $ 729,480     $ 655,301     $ 508,248
  Rentable square feet .................................      40,283        21,072         38,618        35,057        33,758
                                                          ----------    ----------      ---------     ---------     ---------
  Per rentable square foot .............................  $    13.07    $     5.78      $   18.89     $   18.69     $   15.06
                                                          ==========    ==========      =========     =========     =========

Leasing Commissions:
  Total dollars committed under signed leases ..........  $  196,296    $   61,537      $  93,045     $  66,986     $ 104,466
  Rentable square feet .................................      40,283        21,072         38,618        35,057        33,758
                                                          ----------    ----------      ---------     ---------     ---------
  Per rentable square foot .............................  $     4.87    $     2.92      $    2.41     $    1.91     $    3.09
                                                          ==========    ==========      =========     =========     =========
Total:
  Total dollars committed under signed leases ..........  $  722,796    $  183,249      $ 822,525     $ 722,287     $ 612,714
  Rentable square feet .................................      40,283        21,072         38,618        35,057        33,758
                                                          ----------    ----------      ---------     ---------     ---------
  Per rentable square foot .............................  $    17.94    $     8.70      $   21.30     $   20.60     $   18.15
                                                          ==========    ==========      =========     =========     =========
Rental Rate Trends:
Average final rate with expense pass throughs ..........  $    11.28    $    17.99      $   12.91     $   18.41     $   15.15
Average first year cash rental rate ....................  $    14.82    $    21.51      $   19.70     $   22.57     $   19.65
                                                          ----------    ----------      ---------     ---------     ---------
Percentage increase ....................................       31.4%          19.6%          52.6%         22.6%         29.7%
                                                          ==========    ==========      =========     =========     =========

___________

(1) "Expense Stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations at our wholly owned in-service properties (excluding apartment units) as of September 30, 2001, assuming no tenant exercises renewal options.

Office Properties:

                                                           Percentage of                                         Percentage of
                                                           Leased Square     Annual Rents      Average Annual    Leased Rents
         Year of                        Total Rentable        Footage            Under        Rental Rate Per     Represented
          Lease              Number      Square Feet      Represented by       Expiring       Square Foot for     By Expiring
       Expiration           of Leases      Expiring       Expiring Leases      Lease (1)       Expirations(1)       Leases
       -----------          ---------      --------       ---------------      ---------       --------------       ------
                                                                            (in thousands)
Remainder of 2001 .......       224           656,109               2.8%        $  10,558           $   16.09            2.6%
2002 ....................       554         3,014,927              13.0%           51,040               16.93           12.8%
2003 ....................       573         3,717,421              15.9%           63,050               16.96           15.7%
2004 ....................       443         2,796,127              12.0%           49,686               17.77           12.4%
2005 ....................       411         3,131,218              13.4%           54,335               17.35           13.5%
2006 ....................       295         2,671,036              11.5%           45,889               17.18           11.4%
2007 ....................        56           803,317               3.5%           12,891               16.05            3.2%
2008 ....................        77         1,810,679               7.8%           27,274               15.06            6.8%
2009 ....................        23         1,058,870               4.6%           18,556               17.52            4.6%
2010 ....................        40         1,493,144               6.4%           27,621               18.50            6.9%
2011 and thereafter .....        97         2,114,025               9.1%           40,445               19.13           10.1%
                             ------       -----------            -------      -----------           ---------         -------
                              2,793        23,266,873             100.0%        $ 401,345           $   17.25          100.0%
                             ======       ===========            =======      ===========           =========          ======

Industrial Properties:

                                                            Percentage of                                        Percentage of
                                                            Leased Square     Annual Rents     Average Annual    Leased Rents
         Year of                         Total Rentable        Footage            Under        Rental Rate Per    Represented
          Lease              Number       Square Feet      Represented by       Expiring       Square Foot for    by Expiring
       Expiration           of Leases       Expiring       Expiring Leases      Leases(1)      Expirations(1)       Leases
       -----------          ---------       --------       ---------------      ---------      --------------       ------
                                                                             (in thousands)
Remainder of 2001 .......          37          442,918              4.6%        $    2,070           $  4.67             4.5%
2002 ....................         122        2,339,745             24.3%             9,960              4.26            21.7%
2003 ....................         107        1,189,986             12.4%             6,317              5.31            13.8%
2004 ....................          81        2,167,998             22.5%             9,177              4.23            20.0%
2005 ....................          42          740,121              7.7%             4,303              5.81             9.4%
2006 ....................          31          627,930              6.5%             3,897              6.21             8.5%
2007 ....................          14        1,093,166             11.4%             4,530              4.14             9.9%
2008 ....................           7          241,961              2.5%             1,501              6.20             3.3%
2009 ....................           6          268,813              2.8%             1,865              6.94             4.1%
2010 ....................           4          182,746              1.9%             1,063              5.82             2.3%
2011 and thereafter .....          11          331,074              3.4%             1,145              3.46             2.5%
                                -----       ----------            ------        ----------           -------          ------
                                  462        9,626,458            100.0%        $   45,828           $  4.76           100.0%
                                =====       ==========            ======        ==========           =======          ======

______________

(1) Annualized Rental Revenue is September 2001 rental revenue (base rent plus operating expense pass throughs) multiplied by 12.

Retail Properties:

                                                       Percentage of                                     Percentage of
                                                       Leased Square    Annual Rents   Average Annual     Leased Rents
       Year of                       Total Rentable       Footage           Under      Rental Rate Per     Represented
        Lease              Number     Square Feet     Represented by      Expiring     Square Foot for     by Expiring
     Expiration          of Leases      Expiring      Expiring Leases     Leases(1)     Expirations(1)        Leases
     ----------          ---------      --------      ---------------     ---------     --------------        ------
                                                                       (in thousands)
Remainder of 2001 .....        9          32,506            2.1%           $   327          $ 10.06            0.9%
2002 ..................       36          77,424            5.0%             1,645            21.25            4.6%
2003 ..................       47         149,431            9.7%             2,997            20.06            8.3%
2004 ..................       34         152,448            9.9%             2,171            14.24            6.0%
2005 ..................       49         157,307           10.2%             3,085            19.61            8.6%
2006 ..................       28          86,546            5.6%             2,195            25.36            6.1%
2007 ..................       23          83,888            5.4%             1,847            22.02            5.1%
2008 ..................       23         100,444            6.5%             3,429            34.14            9.5%
2009 ..................       17         138,829            9.0%             2,823            20.33            7.8%
2010 ..................       20         125,470            8.1%             3,195            25.46            8.9%
2011 and thereafter ...       41         438,556           28.5%            12,274            27.99           34.2%
                            ----       ---------          -----            -------          -------          -----
                             327       1,542,849          100.0%           $35,988          $ 23.33          100.0%
                            ====       =========          =====            =======          =======          =====

Total:

                                                       Percentage of                                     Percentage of
                                                       Leased Square    Annual Rents   Average Annual     Leased Rents
       Year of                       Total Rentable       Footage           Under      Rental Rate Per     Represented
        Lease              Number     Square Feet     Represented by      Expiring     Square Foot for     by Expiring
     Expiration          of Leases      Expiring      Expiring Leases     Leases(1)     Expirations(1)        Leases
     ----------          ---------      --------      ---------------     ---------     --------------        ------
                                                                       (in thousands)
Remainder of 2001 .....      270        1,131,533           3.3%          $ 12,955          $ 11.45            2.7%
2002 ..................      712        5,432,096          15.7%            62,645            11.53           13.0%
2003 ..................      727        5,056,838          14.7%            72,364            14.31           14.9%
2004 ..................      558        5,116,573          14.8%            61,034            11.93           12.6%
2005 ..................      502        4,028,646          11.7%            61,723            15.32           12.8%
2006 ..................      354        3,385,512           9.8%            51,981            15.35           10.8%
2007 ..................       93        1,980,371           5.8%            19,268             9.73            4.0%
2008 ..................      107        2,153,084           6.3%            32,204            14.96            6.7%
2009 ..................       46        1,466,512           4.3%            23,244            15.85            4.8%
2010 ..................       64        1,801,360           5.2%            31,879            17.70            6.6%
2011 and thereafter ...      149        2,883,655           8.4%            53,864            18.68           11.1%
                           -----       ----------         -----           --------          -------          -----
                           3,582       34,436,180         100.0%          $483,161          $ 14.03          100.0%
                           =====       ==========         =====           ========          =======          =====

___________

(1) Annualized Rental Revenue is September 2001 rental revenue (base rent plus operating expense pass throughs) multiplied by 12.

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

     Certain Variable Rate Debt. As of September 30, 2001, the Company had approximately 66.5 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended September 30, 2002, our interest expense would be increased or decreased approximately $665,000. In addition, as of September 30, 2001, we had $80.0 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 65 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $80.0 million of debt.

     Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contracts in effect at September 30, 2001, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of September 30, 2001 would increase by approximately $130,403. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of September 30, 2001 would decrease by approximately $132,269.

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

                                       HIGHWOODS REALTY LIMITED PARTNERSHIP

                                       By:  Highwoods Properties, Inc.,
                                            its general partner

                                        By:       /s/ RONALD P. GIBSON
                                            -----------------------------------
                                                       Ronald P. Gibson
                                               President and Chief Executive
                                                          Officer

                                        By:       /s/ CARMAN J. LIUZZO
                                            -----------------------------------
                                                       Carman J. Liuzzo
                                             Chief Financial Officer (Principal
                                                    Accounting Officer)


     Date: November 14, 2001