Form 10-K
period 2001-12-31
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2002-04-01
CIK 941713

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to __________

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange on
  Title of Each Class                                      Which Registered
  -------------------                                   ------------------------

6 3/4% Notes due December 1, 2003                        New York Stock Exchange
   7% Notes due December 1, 2006                         New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

      The aggregate value of the Common Units held by nonaffiliates of the registrant (based on the closing price on the New York Stock Exchange of a share of Common Stock of Highwoods Properties, Inc., the general partner of the registrant) on December 31, 2001 was $156,831,316.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement of Highwoods Properties, Inc. in connection with its Annual Meeting of Shareholders to be held May 20, 2002 are incorporated by reference in Part III, Items 10, 11 and 13 of this Form 10-K.

================================================================================

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                                TABLE OF CONTENTS

Item No.                                                                Page No.
--------                                                                --------

            PART I

 1.   Business............................................................   3
 2.   Properties..........................................................  11
 3.   Legal Proceedings...................................................  16
 4.   Submission of Matters to a Vote of Security Holders.................  16
 X.   Executive Officers of the Registrant................................  17

            PART II

 5.   Market for Registrant's Equity and Related Security Holder Matters..  18
 6.   Selected Financial Data.............................................  19
 7.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................  20
7A.   Quantitative and Qualitative Disclosures About Market Risk..........  31
 8.   Financial Statements and Supplementary Data.........................  31
 9.   Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..............................................  31

            PART III

10.   Directors and Executive Officers of the Registrant..................  32
11.   Executive Compensation..............................................  32
12.   Security Ownership of Certain Beneficial Owners and Management......  32
13.   Certain Relationships and Related Transactions......................  32

            PART IV

14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K......  33

                                     PART I

      We refer to (1) Highwoods Properties, Inc. as the "Company," (2) Highwoods Realty Limited Partnership as the "Operating Partnership," (3) the Company's common stock as "Common Stock" and (4) the Operating Partnership's common partnership interests as "Common Units."

                                ITEM 1. BUSINESS

General

      The Operating Partnership is managed by its general partner, the Company, a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since the Company's initial public offering in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 2001, we:

      . owned 498 in-service office, industrial and retail properties, encompassing approximately 37.2 million rentable square feet and 213 apartment units;

      . owned an interest (50% or less) in 74 in-service office and industrial properties, encompassing approximately 7.2 million rentable square feet and 418 apartment units;

      . owned 1,327 acres of undeveloped land suitable for future development; and

      . were developing an additional 25 properties, which will encompass approximately 2.8 million rentable square feet (including three properties encompassing 347,000 rentable square feet that we are developing with our joint venture partners).

      The following summarizes our capital recycling program during the past three years ended December 31, 2001:

                                              2001        2000        1999       Total
                                            --------    --------    --------    --------
Office, Industrial and Retail Properties
   (rentable square feet in thousands)
      Dispositions (1) ..................       (268)     (4,743)     (7,595)    (12,606)
      Contributions to Joint Ventures (1)       (118)     (2,199)     (1,198)     (3,515)
      Developments Placed In-Service ....      1,351       3,480       2,167       6,998
      Acquisitions ......................         72         669         960       1,701
                                            --------    --------    --------    --------
      Net Change in Wholly-owned
        In-Service Properties ...........      1,037      (2,793)     (5,666)     (7,422)
                                            ========    ========    ========    ========

Apartment Properties
   (in units)
      Dispositions ......................     (1,672)         --          --      (1,672)
                                            ========    ========    ========    ========

----------

(1) Excludes wholly-owned development properties sold or contributed to joint ventures.

      In addition to the above property activity, the Company repurchased $147.4 million, $100.2 million and $25.5 million of Common Stock and Common Units during 2001, 2000 and 1999, respectively, and $18.5 million of Preferred Stock during 2001.

      The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2001, the Company owned 87.7% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's Common Stock or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

      The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604, and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets.

Operating Strategy

      Diversification. Since our formation in 1994, we have significantly reduced our dependence on any particular market, property type or tenant. We initially owned only a limited number of office properties in North Carolina, most of which were in the Research Triangle. Today, with our various joint venture partners, our portfolio includes office, industrial and retail properties, development projects and development land throughout the Southeast and Midwest.

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

      We also seek to acquire selective suburban office and industrial properties in our existing geographic markets at prices below replacement cost that offer attractive returns. These would include acquisitions of underperforming, high-quality properties in our existing markets that offer us opportunities to improve such properties' operating performance.

      Managed Growth Strategy. Our strategy has been to focus our real estate activities in markets where we believe our extensive local knowledge gives us a competitive advantage over other real estate developers and operators. As we expanded into new markets, we have continued to maintain this localized approach by combining with local real estate operators with many years of development and management experience in their respective markets. Our capital recycling activities also benefit from our local market presence and knowledge. Our property-level officers have significant real estate experience in their respective markets. Because of this experience, we are in a better position to evaluate capital recycling opportunities. In addition, our relationships with our tenants and those tenants at properties for which we conduct third-party fee-based services may lead to development projects when these tenants seek new space.

      Efficient, Customer Service-Oriented Organization. We provide a complete line of real estate services to our tenants and third parties. We believe that our in-house development, acquisition, construction management, leasing and management services allow us to respond to the many demands of our existing and potential tenant base. We provide our tenants cost-effective services such as build-to-suit construction and space modification, including tenant improvements and expansions. In addition, the breadth of our capabilities and resources provides us with market information not generally available. We believe that the operating efficiencies achieved through our fully integrated organization also provide a competitive advantage in setting our lease rates and pricing other services.

      Flexible Capital Structure. We are committed to maintaining a flexible capital structure that: (1) allows growth through development and acquisition opportunities; (2) promotes future earnings growth; and (3) provides access to the private and public equity and debt markets on favorable terms. Accordingly, we expect to meet our long-term liquidity requirements, including funding our existing and future development activity, through a combination of any one or more of:

      . borrowings under our unsecured and secured revolving credit facilities;

      .     the issuance of unsecured debt;

      .     the issuance of secured debt;

      . the issuance of equity securities by both the Company and the Operating Partnership;

      .     the selective disposition of non-core assets; and

      . the sale or contribution of our wholly-owned properties, development projects and development land to strategic joint ventures formed with unrelated investors.

Capital Recycling Program

      The following table summarizes our capital recycling program during 2001 ($ in thousands):

Acquisition Activity

                                              Building      Date        Rentable       Initial
   Property               Market              Type (1)    Acquired     Square Feet      Cost
   --------               ------              --------    --------     -----------    --------
   University Center      Charlotte               O        1/17/01         72,000     $  1,513
                                                                       ----------     --------
      Total                                                                72,000     $  1,513
                                                                       ==========     ========

Disposition Activity

                                              Building      Date        Rentable        Sales
   Property               Market              Type (1)      Sold       Square Feet      Price
   --------               ------              --------   ----------    -----------   ----------
   Regency House          Kansas City             M        2/13/01            N/A    $   12,000
   Sulgrave               Kansas City             M        2/13/01            N/A        25,900
   Lakefront Plaza One    Norfolk                 O        3/2/01          76,000         8,400
   Coach House North      Kansas City             M        5/31/01            N/A        10,200
   Coach House South      Kansas City             M        5/31/01            N/A        27,900
   Coach Lamp             Kansas City             M        5/31/01            N/A         6,800
   Corinth Place          Kansas City             M        5/31/01            N/A         5,400
   5100 Indiana Avenue    Piedmont Triad          I        6/27/01         88,000         2,200
   Expo Building          Tampa                   O        8/15/01         26,000         1,300
   Kirby Centre           Memphis                 O        9/27/01         32,000         2,800
   Corinth Gardens        Kansas City             M        9/28/01            N/A         2,200
   Corinth Paddock        Kansas City             M        9/28/01            N/A         7,800
   Kenilworth             Kansas City             M        9/28/01            N/A        17,100
   Mission Valley         Kansas City             M        9/28/01            N/A         4,300
   Clearwater Pointe      Tampa                   O        9/28/01         26,000         1,700
   Robinhood              Piedmont Triad          O       11/29/01         20,000         1,800
                                                                       ----------    ----------
      Total                                                               268,000    $  137,800
                                                                       ==========    ==========

Joint Venture Activity

                                              Building      Date        Rentable         Sales
   Property               Market              Type (1)   Contributed   Square Feet       Price
   --------               ------              --------   -----------   -----------    ---------
   Situs III              Research Triangle       O          7/30/01       39,000     $   5,100
   ECPI/Concourse Center
      One                 Piedmont Triad          O         12/19/01      118,000        14,280
                                                                       ----------     ---------
      Total                                                               157,000     $  19,380
                                                                       ==========     =========

----------

(1)   O = Office
      I = Industrial
      M = Multifamily

Development Activity

      The following wholly-owned development projects were placed in service during 2001 ($ in thousands):

Placed In-Service

                                                          Month
                                            Building     Placed      Number of    Rentable        Cost
Name                    Market              Type (1)   In-Service   Properties   Square Feet     to Date
----                    ------              --------   ----------   ----------   -----------   ----------
Centre Green One        Research Triangle        O        02/01          1           97,000    $   11,082
Valencia Place          Kansas City              O        02/01          1          250,000        39,685
Maplewood               Research Triangle        O        04/01          1           36,000         3,978
Tradeport Place III     Atlanta                  I        05/01          1          122,000         4,787
ParkWest Two            Research Triangle        O        05/01          1           48,000         3,856
Highwoods Preserve V    Tampa                    O        07/01          1          185,000        24,400
Romac                   Tampa                    O        09/01          1          128,000        14,078
Highwoods Center III
   at Tradeport         Atlanta                  O        11/01          1           43,000         3,533
Shadow Creek            Memphis                  O        12/01          1           80,000         8,628
Tradeport Place IV      Atlanta                  I        12/01          1          122,000         3,964
Deerfield III           Atlanta                  O        12/01          1           54,000         4,306
Enterprise Center I     Piedmont Triad           I        12/01          1          120,000         3,695
Highwoods Plaza         Tampa                    O        12/01          1           66,000         6,866
                                                                        --        ---------    ----------
Total                                                                   13        1,351,000    $  132,858
                                                                        ==        =========    ===========

----------

(1)   O = Office
      I = Industrial

      As of December 31, 2001, we were developing 19 suburban office properties, two industrial properties, and one retail property totaling 2.4 million rentable square feet of office, industrial and retail space. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with our joint venture partners (and therefore, are not included in the following table) three additional properties totaling 347,000 rentable square feet. At December 31, 2001, these three development projects had an aggregate budgeted cost of $45.8 million and were 58.0% pre-leased.

In-Process

                                             Rentable     Estimated   Cost at    Pre-Leasing    Estimated      Estimated
Name                     Market             Square Feet     Cost     12/31/01  Percentage (1)  Completion  Stabilization (2)
----                     ------             -----------  ----------  --------  --------------  ----------  -----------------
                                                                       ($ in thousands)
Office:
Verizon Wireless         Greenville           193,000     $ 16,356   $ 16,124         100%         1Q02            1Q02
International Place 3    Memphis              214,000       34,272     26,761         100          2Q02            2Q02
1825 Century Center (3)  Atlanta              101,000       16,254      2,560         100          3Q02            3Q02
Seven Springs I          Nashville            131,000       15,556     11,719           4          1Q02            1Q03
801 Raleigh Corporate
   Center (3)            Research Triangle    100,000       12,016      1,396          40          4Q02            2Q04
                                              -------     --------   --------         ---

Total or Weighted
   Average of all
   In-Process
   Development Projects                       739,000     $ 94,454   $ 58,560          75%
                                              =======     ========   ========         ===

----------

(1)   Letters of intent comprise 5.0% of the total pre-leasing percentage.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95.0% occupied or one year from the date of completion.
(3) We are developing these properties for a third party and own an option to purchase each property.

Completed-Not Stabilized

                                                                                      Percent
                                                 Rentable    Estimated   Cost at      Leased/      Estimated      Estimated
Name                         Market             Square Feet    Cost     12/31/01  Pre-leased (1)  Completion  Stabilization (2)
----                         ------             -----------  ---------  --------  --------------  ----------  -----------------
                                                                      ($ in thousands)
Office:
380 Park Place               Tampa                  82,000    $  9,697  $  9,591          93%         1Q01            1Q02
Innslake                     Richmond               65,000       7,192     7,102         100          4Q01            2Q02
Met Life Building at
   Brookfield                Greenville            117,000      13,220    12,502          84          3Q01            2Q02
Cool Springs II              Nashville             205,000      22,718    19,280          70          2Q01            2Q02
Highwoods Tower II           Research Triangle     167,000      25,134    22,065          94          1Q01            2Q02
Hickory Trace                Nashville              52,000       5,933     5,578          53          3Q01            3Q02
ParkWest One                 Research Triangle      46,000       4,364     4,036          74          2Q01            3Q02
North Shore Commons A        Richmond              115,000      13,084    12,479          79          2Q01            3Q02
Stony Point III              Richmond              107,000      11,425    11,040          73          2Q01            3Q02
Shadow Creek II              Memphis                81,000       8,750     6,919          19          4Q01            4Q02
Highwoods Park
   at Jefferson Village      Piedmond Triad         98,000      11,290     9,370           4          4Q01            4Q02
Centre Green Two             Research Triangle      97,000      11,596     9,872          31          2Q01            1Q03
Centre Green Four            Research Triangle     100,000      11,764     9,186          50          4Q01            2Q03
GlenLake I                   Research Triangle     158,000      22,417    17,801          --          4Q01            2Q03
                                                ----------    --------  --------         ---
Completed-Not
   Stabilized Office
   Total or Weighted
   Average                                       1,490,000    $178,584  $156,821          58%
                                                ==========    ========  ========         ===

Industrial:
Holden Road                  Piedmont Triad         64,000    $  2,014  $  1,872          60%         1Q01            2Q02
Newpoint IV                  Atlanta               136,000       5,288     4,182          29          4Q01            4Q02
                                                ----------    --------  --------         ---
Completed-Not
   Stabilized
   Industrial Total or
   Weighted Average                                200,000    $  7,302  $  6,054          39%
                                                ==========    ========  ========         ===

Retail:
Granada Shops                Kansas City            20,000    $  4,680  $  4,131          90%         4Q01            4Q02
                                                ----------    --------  --------         ---
Completed-Not
   Stabilized Retail
   Total or Weighted
   Average                                          20,000    $  4,680  $  4,131          90%
                                                ==========    ========  ========         ===

Total or Weighted
   Average of all
   Completed-Not Stabilized
   Development Projects                          1,710,000    $190,566  $167,006          57%
                                                ==========    ========  ========         ===

Total or Weighted
   Average of all
   Development Projects                          2,449,000    $285,020  $225,566          62%
                                                ==========    ========  ========         ===

----------

(1)   Letters of intent comprise 5.0% of the total pre-leasing percentage.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95.0% occupied or one year from the date of completion.

Development Analysis

                                            Rentable    Estimated   Pre-Leasing
                                          Square Feet     Cost      Percentage (1)
                                          -----------   ---------   --------------
                                                    ($ in thousands)
Summary By Estimated Stabilization Date
      First Quarter 2002 ..............       275,000   $  26,053        98%
      Second Quarter 2002 .............       832,000     104,550        86
      Third Quarter 2002 ..............       421,000      51,060        79
      Fourth Quarter 2002 .............       335,000      30,008        23
      First Quarter 2003 ..............       228,000      27,152        15
      Second Quarter 2003 .............       258,000      34,181        19
      Second Quarter 2004 .............       100,000      12,016        40
                                            ---------   ---------       ---
      Total or Weighted Average .......     2,449,000   $ 285,020        62%
                                            =========   =========       ===

Summary by Market:
      Atlanta .........................       237,000   $  21,542        59%
      Greenville ......................       310,000      29,576        94
      Kansas City .....................        20,000       4,680        90
      Memphis .........................       295,000      43,022        78
      Nashville .......................       388,000      44,207        45
      Piedmont Triad ..................       162,000      13,304        26
      Research Triangle ...............       668,000      87,291        47
      Richmond ........................       287,000      31,701        82
      Tampa ...........................        82,000       9,697        93
                                            ---------   ---------       ---
      Total or Weighted Average .......     2,449,000   $ 285,020        62%
                                            =========   =========       ===

      Build-to-Suit ...................       508,000   $  66,882       100%
      Multi-tenant ....................     1,941,000     218,138        52
                                            ---------   ---------       ---
      Total or Weighted Average .......     2,449,000   $ 285,020        62%
                                            =========   =========       ===

                                              Average
                                              Rentable  Average
                                               Square   Estimated       Average
                                                Feet      Cost      Pre-Leasing (1)
                                              -------   ---------    --------------
                                                    ($ in thousands)
Average Per Property By Type:
      Office ..........................       117,316   $  14,370        64%
      Industrial ......................       100,000       3,651        39
      Retail ..........................        20,000       4,680        90
                                              -------   ---------       ---
      Weighted Average ................       111,318   $  12,955        62%
                                              =======   =========       ===

----------

(1)   Letters of intent comprise 5.0% of the total pre-leasing percentage.

Competition

      Our properties compete for tenants with similar properties located in our markets primarily on the basis of location, rent, services provided and the design and condition of the facilities. We also compete with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire and develop properties.

Employees

      As of December 31, 2001, the Operating Partnership employed 534 persons.

Risk Factors

      An investment in our securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information contained in this annual report before purchasing our securities. If any of these risks actually occur, our business, operating results, prospects and financial condition could be harmed.

      Adverse conditions in the real estate market may impair our ability to make distributions to you. Events or conditions which are beyond our control may adversely affect our ability to generate revenues in excess of operating expenses, including debt service and capital expenditures. Such events or conditions could include:

      . general and regional economic conditions, particularly in the southeastern region of the United States;

      .     changes in interest rate levels and the availability of financing;

      . increases in operating costs, including real estate taxes and insurance premiums, due to inflation and other factors, which may not necessarily be offset by increased rents; and

      .     inability of a significant number of tenants to pay rent.

      Future acquisitions may fail to perform in accordance with our expectations and may require development and renovation costs exceeding our estimates. In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire and may acquire additional properties. However, changing market conditions, including competition from others, may diminish our opportunities for making attractive acquisitions. Once made, our investments may fail to perform in accordance with our expectations. In addition, the renovation and improvement costs we incur in bringing an acquired property up to market standards may exceed our estimates. Although we anticipate financing future acquisitions and renovations through a combination of advances under our revolving loans and other forms of secured or unsecured financing, no assurance can be given that we will have the financial resources to make suitable acquisitions or renovations. If new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for newly developed properties may not be available or may be available only on disadvantageous terms.

      In addition to acquisitions, we periodically consider developing and constructing properties. Risks associated with development and construction activities include:

      .     the unavailability of favorable financing;

      .     construction costs exceeding original estimates;

      . construction and lease-up delays resulting in increased debt service expense and construction costs; and

      . insufficient occupancy rates and rents at a newly completed property causing a property to be unprofitable.

      Development activities are also subject to risks relating to our inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental and utility company authorizations.

      The success of our joint venture activity depends upon our ability to work effectively with financially sound partners. Instead of owning properties directly, we have invested, and may continue to invest, as a partner or a co-venturer. Under certain circumstances, this type of investment may involve risks not otherwise present, including the possibility that a partner or co-venturer might become bankrupt or that a partner or co-venturer might have business interests or goals inconsistent with ours. Also, such a partner or co-venturer may take action contrary to our instructions or requests or contrary to provisions in our joint venture agreements that could harm us, including jeopardize the Company's qualification as a REIT. We may also risk an impasse on decisions because neither the partner nor the co-venturer would have full control over the partnership or joint venture.

      Our insurance coverage on our properties may be inadequate. We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire and flood. Our existing insurance policies expire in July 2002. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, these types of insurance may be prohibitively expensive. If any or all of the foregoing should occur, we may not have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our ability to make distributions to our stockholders.

      We may be unable to repay or refinance our existing indebtedness. We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required payment obligations and the inability to refinance existing indebtedness. A portion of our existing indebtedness will become due in the next several years. If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions to stockholders at expected levels or at all. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to make distributions to stockholders. If we do not meet our mortgage financing obligations, any properties securing such indebtedness could be foreclosed on, which would have a material adverse effect our cash flow and ability to make distributions and, depending on the number of properties foreclosed on, could threaten our continued viability.

      We may need to borrow money or sell assets in order to make required distributions. In order for the Company to make the distributions required to maintain its REIT status, we may need to borrow funds. To obtain the favorable tax treatment associated with REIT qualification, the Company generally will be required to distribute to stockholders at least 90% of its annual REIT taxable income, excluding net capital gain. The Company intends to make distributions to stockholders to comply with the distribution provisions of the Internal Revenue Code and to avoid income and other taxes. Differences in timing between the receipt of income and the payment of expenses in arriving at taxable income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis or liquidate funds on adverse terms to meet the REIT qualification distribution requirements.

                               ITEM 2. PROPERTIES

General

      As of December 31, 2001, we owned 498 in-service office, industrial and retail properties, encompassing approximately 37.2 million rentable square feet, and 213 apartment units. The following table sets forth information about our wholly-owned in-service properties at December 31, 2001:

                                                                   Percentage of December 2001 Rental Revenue
                                    Rentable                  --------------------------------------------------
                                 Square Feet (1)   Occupancy  Office      Industrial       Retail         Total
                                 ---------------   ---------  ------      ----------       ------        -------
Piedmont Triad...............         8,233,000      92.3%      6.5%          4.4%            --            10.9%
Atlanta......................         6,484,000      89.9       9.9           3.3             --            13.2
Tampa........................         4,383,000      93.5      15.3           0.3             --            15.6
Research Triangle............         3,923,000      91.9      12.6           0.2             --            12.8
Kansas City..................         2,857,000      94.7       4.7            --            7.8%           12.5
Nashville....................         2,787,000      90.3      10.4            --             --            10.4
Richmond.....................         2,703,000      98.4       8.4           0.4             --             8.8
Charlotte....................         2,229,000      89.1       4.5           0.6             --             5.1
Greenville...................         1,216,000      86.5       3.3           0.2             --             3.5
Memphis......................         1,134,000      91.1       4.1            --             --             4.1
Orlando......................           664,000      90.5       1.3            --             --             1.3
Columbia.....................           426,000      77.6       1.2            --             --             1.2
Other........................           182,000      99.4       0.6            --             --             0.6
                                     ----------      ----      ----            --           ----           -----
Total........................        37,221,000      91.9%     82.8%          9.4%           7.8%          100.0%
                                     ==========      ====      ====           ===            ===           =====

----------

(1)   Excludes Kansas City's basement space.

      The following table sets forth information about our wholly-owned in-service and development properties as of December 31, 2001 and 2000:

                                                                   December 31, 2001                December 31, 2000
                                                              ---------------------------      ----------------------------
                                                                                 Percent                           Percent
                                                               Rentable          Leased/        Rentable           Leased/
                                                              Square Feet      Pre-Leased      Square Feet       Pre-Leased
                                                              ----------       ----------      -----------       ----------
In-Service
      Office........................................          24,945,000           91.9%         24,177,000          94.0%
      Industrial....................................          10,640,000           91.9          10,357,000          95.0
      Retail (1)....................................           1,636,000           96.0           1,649,000          94.4
                                                              ----------           ----          ----------          ----
        Total or Weighted Average...................          37,221,000           91.9%         36,183,000          94.1%
                                                              ==========           ====          ==========          ====

Development
      Completed -- Not Stabilized
      Office........................................           1,490,000           58.4%            547,000          84.0%
      Industrial....................................             200,000           39.2             122,000          90.0
      Retail........................................              20,000           90.0                  --            --
                                                              ----------           ----          ----------          ----
        Total or Weighted Average...................           1,710,000           56.5%            669,000          85.0%
                                                              ==========           ====          ==========          ====

In-Process
      Office........................................             739,000           74.9%          1,998,000          56.0%
      Industrial....................................                  --             --            186,000           14.0
      Retail........................................                  --             --                 --             --
                                                              ----------           ----          ----------          ----
        Total or Weighted Average...................             739,000           74.9%          2,184,000          53.0%
                                                              ==========           ====          ==========          ====

Total
      Office........................................          27,174,000                         26,722,000
      Industrial....................................          10,840,000                         10,665,000
      Retail (1)....................................           1,656,000                          1,649,000
                                                              ----------                         ----------
        Total.......................................          39,670,000                         39,036,000
                                                              ==========                         ==========

----------

(1)   Excludes Kansas City's basement space.

Tenants

      The following table sets forth information concerning the 20 largest tenants of our wholly-owned properties as of December 31, 2001:

                                                                                   Percent of Total
                                                Number           Annualized           Annualized
Tenant                                         of Leases     Rental Revenue (1)     Rental Revenue
------                                         ---------     ------------------     --------------
                                                              ($ in thousands)
AT&T.........................................       12           $   14,432               3.0%
Intermedia Communications (2)................        5               14,329               2.9
Federal Government...........................       56               11,761               2.4
Capital One Services.........................        9               10,150               2.1
Caterpillar Financial Services...............        1                7,677               1.6
IBM..........................................        7                7,513               1.5
State of Georgia.............................       10                6,888               1.4
PricewaterhouseCoopers.......................        7                6,841               1.4
US Air.......................................        9                6,621               1.4
Northern Telecom, Inc........................        3                5,331               1.1
WorldCom.....................................       17                4,711               1.0
Bell South...................................       13                4,652               1.0
Sara Lee.....................................        8                4,384               0.9
DST Realty, Inc..............................       12                3,223               0.7
BB&T.........................................        9                3,160               0.6
Lockton Companies, Inc.......................        1                3,060               0.6
Volvo........................................        5                2,946               0.6
International Paper Co.......................       10                2,886               0.6
Romac........................................        1                2,867               0.6
Business Telecom, Inc........................        4                2,775               0.6
                                                   ---           ----------              ----
Total........................................      199           $  126,207              26.0%
                                                   ===           ==========              ====

----------

(1) Annualized Rental Revenue is December 2001 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(2)   A wholly-owned subsidiary of WorldCom.

      The following tables set forth information about leasing activities at our wholly-owned in-service properties (excluding apartment units) for the years ended December 31, 2001, 2000 and 1999.

                                                                    2001                                     2000
                                                   --------------------------------------   -------------------------------------
                                                     Office      Industrial      Retail       Office      Industrial     Retail
                                                   -----------   ----------    ----------   -----------   ----------   ----------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) ...           538          107            44           801          174           71
Rentable square footage leased .................     2,782,331    1,524,276       125,992     4,166,054    2,373,244      162,866
Average per rentable square foot over the
   lease term:
   Base rent ...................................   $     17.24   $     4.99    $    21.06   $     17.05   $     4.64   $    21.99
   Tenant improvements .........................         (1.10)       (0.27)        (1.16)        (1.20)       (0.24)       (1.41)
   Leasing commissions .........................         (0.70)       (0.11)        (0.61)        (0.50)       (0.12)       (0.60)
   Rent concessions ............................         (0.06)          --         (0.06)        (0.03)          --           --
                                                   -----------   ----------    ----------   -----------   ----------   ----------
   Effective rent ..............................   $     15.38   $     4.61    $    19.23   $     15.32   $     4.28   $    19.98
   Expense stop (1) ............................         (3.84)       (0.43)           --         (4.76)       (0.23)       (0.03)
                                                   -----------   ----------    ----------   -----------   ----------   ----------
   Equivalent effective net rent ...............   $     11.54   $     4.18    $    19.23   $     10.56   $     4.05   $    19.95
                                                   ===========   ==========    ==========   ===========   ==========   ==========
Average term in years ..........................           4.8          2.6           7.5           4.6          4.1          7.0
                                                   ===========   ==========    ==========   ===========   ==========   ==========

Rental Rate Trends:
Average final rate with expense
   pass-throughs ...............................   $     15.66   $     4.76    $    14.08   $     15.56   $     4.16   $    15.71
Average first year cash rental rate ............   $     16.34   $     4.73    $    18.06   $     16.33   $     4.46   $    19.89
                                                   -----------   ----------    ----------   -----------   ----------   ----------
Percentage increase ............................          4.34%       (0.80%)       28.26%         4.90%        7.20%       26.60%
                                                   ===========   ==========    ==========   ===========   ==========   ==========

Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
   Total dollars committed under
   signed leases ...............................   $17,234,770   $1,535,052    $1,526,553   $24,215,684   $2,279,129   $2,252,002
   Rentable square feet ........................     2,782,331    1,524,276       125,992     4,166,054    2,373,244      162,866
                                                   -----------   ----------    ----------   -----------   ----------   ----------
   Per rentable square foot ....................   $      6.19   $     1.01    $    12.12   $      5.81   $     0.96   $    13.83
                                                   ===========   ==========    ==========   ===========   ==========   ==========
Leasing Commissions:
   Total dollars committed under
   signed leases ...............................   $ 7,648,567   $  468,962    $  424,192   $ 9,398,696   $1,203,586   $  530,437
   Rentable square feet ........................     2,782,331    1,524,276       125,992     4,166,054    2,373,244      162,866
                                                   -----------   ----------    ----------   -----------   ----------   ----------
   Per rentable square foot ....................   $      2.75   $     0.31    $     3.37   $      2.26   $     0.51   $     3.26
                                                   ===========   ==========    ==========   ===========   ==========   ==========
Total:
   Total dollars committed under
   signed leases ...............................   $24,883,337   $2,004,013    $1,950,745   $33,614,380   $3,482,715   $2,782,439
   Rentable square feet ........................     2,782,331    1,524,276       125,992     4,166,054    2,373,244      162,866
                                                   -----------   ----------    ----------   -----------   ----------   ----------
   Per rentable square foot ....................   $      8.94   $     1.31    $    15.48   $      8.07   $     1.47   $    17.08
                                                   ===========   ==========    ==========   ===========   ==========   ==========

                                                                    1999
                                                   --------------------------------------
                                                     Office      Industrial      Retail
                                                   -----------   ----------    ----------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) ...         1,051          249           101
Rentable square footage leased .................     5,086,408    2,786,017       378,304
Average per rentable square foot over the
   lease term:
   Base rent ...................................   $     15.58   $     5.35    $    17.24
   Tenant improvements .........................         (0.82)       (0.28)        (1.02)
   Leasing commissions .........................         (0.39)       (0.13)        (0.44)
   Rent concessions ............................         (0.03)       (0.01)        (0.01)
                                                   -----------   ----------    ----------
   Effective rent ..............................   $     14.34   $     4.93    $    15.77
   Expense stop (1) ............................         (4.19)       (0.28)        (0.07)
                                                   -----------   ----------    ----------
   Equivalent effective net rent ...............   $     10.15   $     4.65    $    15.70
                                                   ===========   ==========    ==========
Average term in years ..........................           4.6          3.7           6.4
                                                   ===========   ==========    ==========

Rental Rate Trends:
Average final rate with expense
   pass-throughs ...............................   $     15.13   $     5.05    $    12.21
Average first year cash rental rate ............   $     15.68   $     5.24    $    16.28
                                                   -----------   ----------    ----------
Percentage increase ............................          3.64%        3.76%        33.33%
                                                   ===========   ==========    ==========

Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
   Total dollars committed under
   signed leases ...............................   $21,748,441   $3,621,621    $4,589,543
   Rentable square feet ........................     5,086,408    2,786,017       378,304
                                                   -----------   ----------    ----------
   Per rentable square foot ....................   $      4.28   $     1.30    $    12.13
                                                   ===========   ==========    ==========
Leasing Commissions:
   Total dollars committed under
   signed leases ...............................   $ 8,990,333   $1,336,828    $1,069,227
   Rentable square feet ........................     5,086,408    2,786,017       378,304
                                                   -----------   ----------    ----------
   Per rentable square foot ....................   $      1.77   $     0.48    $     2.83
                                                   ===========   ==========    ==========
Total:
   Total dollars committed under
   signed leases ...............................   $30,738,774   $4,958,449    $5,658,770
   Rentable square feet ........................     5,086,408    2,786,017       378,304
                                                   -----------   ----------    ----------
   Per rentable square foot ....................   $      6.04   $     1.78    $    14.96
                                                   ===========   ==========    ==========

----------

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

      The following tables set forth scheduled lease expirations for executed leases at our wholly-owned properties (excluding apartment units) as of December 31, 2001, assuming no tenant exercises renewal options.

Office Properties:

                                                                                 Average     Percentage of
                                            Percentage of                        Annual      Leased Rents
                            Rentable           Leased         Annual Rents     Rental Rate    Represented
             Number of     Square Feet     Square Footage         Under        Per Square         by
  Lease       Leases       Subject to      Represented by       Expiring        Foot for       Expiring
Expiring     Expiring    Expiring Leases   Expiring Leases     Leases (1)      Expirations      Leases
--------     --------    ---------------   ---------------   ---------------   -----------   -------------
                                                            ($ in thousands)
   2002         697         3,246,295           13.9%         $   54,591        $ 16.82           13.6%
   2003         563         3,659,444           15.8              62,603          17.11           15.6
   2004         468         2,798,023           12.0              48,934          17.49           12.2
   2005         451         3,131,115           13.4              54,953          17.55           13.6
   2006         419         2,783,494           12.0              48,503          17.43           12.0
   2007          66           942,377            4.0              14,936          15.85            3.7
   2008          86         1,859,431            8.0              28,101          15.11            7.0
   2009          26         1,136,417            4.9              18,990          16.71            4.7
   2010          41         1,419,478            6.1              26,317          18.54            6.5
   2011          38           882,132            3.8              18,044          20.45            4.5
Thereafter       84         1,428,058            6.1              26,665          18.67            6.6
              -----        ----------          -----          ----------        -------          -----

              2,939        23,286,264          100.0%         $  402,637        $ 17.29          100.0%
              =====        ==========          =====          ==========        =======          =====

Industrial Properties:

                                                                                 Average     Percentage of
                                            Percentage of                        Annual      Leased Rents
                            Rentable           Leased         Annual Rents     Rental Rate    Represented
             Number of     Square Feet     Square Footage         Under        Per Square         by
  Lease       Leases       Subject to      Represented by       Expiring        Foot for       Expiring
Expiring     Expiring    Expiring Leases   Expiring Leases     Leases (1)      Expirations      Leases
--------     --------    ---------------   ---------------   ---------------   -----------   -------------
                                                            ($ in thousands)
   2002         133        2,104,382            21.9%          $   9,337        $ 4.44            20.5%
   2003         117        1,284,888            13.3               6,701          5.22            14.6
   2004          89        2,544,294            26.5              10,254          4.03            22.5
   2005          42          725,542             7.5               4,253          5.86             9.3
   2006          39          757,279             7.9               4,585          6.05            10.0
   2007          16        1,177,306            12.2               4,903          4.16            10.7
   2008           8          252,274             2.6               1,611          6.39             3.5
   2009           6          268,813             2.8               1,890          7.03             4.1
   2010           4          182,746             1.9               1,063          5.82             2.3
   2011           1           33,555             0.3                 159          4.74             0.3
Thereafter       11          297,519             3.1                 986          3.31             2.2
                ---        ----------          -----           ---------        -------          -----

                466        9,628,598           100.0%          $  45,742        $ 4.75           100.0%
                ===        ==========          =====           =========        =======          =====

----------

(1) Annual Rents Under Expiring Leases are December 2001 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

Retail Properties:

                                                                                Average     Percentage of
                                            Percentage of                       Annual      Leased Rents
                            Rentable           Leased         Annual Rents    Rental Rate    Represented
             Number of     Square Feet     Square Footage         Under       Per Square         by
  Lease       Leases       Subject to      Represented by       Expiring       Foot for       Expiring
Expiring     Expiring    Expiring Leases   Expiring Leases     Leases (1)     Expirations      Leases
--------     --------    ---------------   ---------------   ---------------  -----------   -------------
                                                            ($ in thousands)
   2002          40           106,061            6.8%          $   1,631        $ 15.38           4.3%
   2003          48           128,732            8.2               2,973          23.09           7.9
   2004          35           154,003            9.8               2,202          14.30           5.8
   2005          51           161,312           10.3               3,119          19.34           8.3
   2006          34           106,658            6.8               2,658          24.92           7.0
   2007          25            85,895            5.5               1,891          22.02           5.0
   2008          24           108,038            6.9               3,764          34.84          10.0
   2009          17           138,661            8.9               2,813          20.29           7.4
   2010          20           125,470            8.0               3,195          25.46           8.5
   2011          15            82,880            5.3               1,798          21.69           4.8
Thereafter       29           366,356           23.5              11,720          31.99          31.0
                ---         ---------          -----           ---------        -------         -----

                338         1,564,066          100.0%          $  37,764        $ 24.14         100.0%
                ===         =========          =====           =========        =======         =====

Total:

                                                                                Average     Percentage of
                                            Percentage of                       Annual      Leased Rents
                            Rentable           Leased         Annual Rents    Rental Rate    Represented
             Number of     Square Feet     Square Footage         Under       Per Square         by
  Lease       Leases       Subject to      Represented by       Expiring       Foot for       Expiring
Expiring     Expiring    Expiring Leases   Expiring Leases     Leases (1)     Expirations      Leases
--------     --------    ---------------   ---------------   ---------------  -----------   -------------
                                                            ($ in thousands)
   2002         870         5,456,738           15.8%         $   65,559        $ 12.01          13.5%
   2003         728         5,073,064           14.7              72,277          14.25          14.8
   2004         592         5,496,320           15.9              61,390          11.17          12.6
   2005         544         4,017,969           11.7              62,325          15.51          12.8
   2006         492         3,647,431           10.6              55,746          15.28          11.5
   2007         107         2,205,578            6.4              21,730           9.85           4.5
   2008         118         2,219,743            6.4              33,476          15.08           6.9
   2009          49         1,543,891            4.5              23,693          15.35           4.9
   2010          65         1,727,694            5.0              30,575          17.70           6.3
   2011          54           998,567            2.9              20,001          20.03           4.1
Thereafter      124         2,091,933            6.1              39,371          18.82           8.1
              -----        ----------          -----          ----------        -------         -----

              3,743        34,478,928          100.0%         $  486,143        $ 14.10         100.0%
              =====        ==========          =====          ==========        =======         =====

----------

(1) Annual Rents Under Expiring Leases are December 2001 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

Development Land

      We estimate that we can develop approximately 13.7 million square feet of office, industrial and retail space on our wholly-owned development land. All of this development land is zoned and available for office, industrial or retail development, substantially all of which has utility infrastructure already in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us a development advantage over other commercial real estate development companies in many of our markets. Any future development, however, is dependent on the demand for industrial or office space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the development land. In addition, if construction is undertaken on the development land, we will be subject to the risks associated with construction activities, including the risk that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                  ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company is the sole general partner of the Operating Partnership. The following table sets forth information with respect to the Company's executive officers:

Name                    Age     Position and Background
----                    ---     -----------------------

Ronald P. Gibson        57      Director, President and Chief Executive Officer.
                                Mr. Gibson is one of our founders and has served
                                as president or managing partner of our
                                predecessor since its formation in 1978.
Edward J. Fritsch       43      Director, Executive Vice President, Chief
                                Operating Officer and Secretary.
                                Mr. Fritsch joined us in 1982 and was a partner
                                of our predecessor.
Gene H. Anderson        56      Director and Senior Vice President.
                                Mr. Anderson manages the operations of our
                                Georgia properties and the Piedmont Triad
                                division of North Carolina. Mr. Anderson was the
                                founder and president of Anderson Properties,
                                Inc. prior to its merger with the Company.
Michael F. Beale        48      Senior Vice President.
                                Mr. Beale is responsible for our operations in
                                Florida. Prior to joining us in 2000, Mr. Beale
                                was vice president of Koger Equity, Inc.
Michael E. Harris       52      Senior Vice President.
                                Mr. Harris is responsible for our operations in
                                Tennessee, Missouri, Kansas and Charlotte. Mr.
                                Harris was executive vice president of Crocker
                                Realty Trust prior to its merger with us. Before
                                joining Crocker Realty Trust, Mr. Harris served
                                as senior vice president, general counsel and
                                chief financial officer of Towermarc
                                Corporation, a privately owned real estate
                                development firm.
Marcus H. Jackson       45      Senior Vice President.
                                Mr. Jackson is responsible for our operations in
                                Virginia and the Research Triangle division of
                                North Carolina. Prior to joining us in 1998, Mr.
                                Jackson was senior vice president of Compass
                                Development and Construction Services.
Carman J. Liuzzo        41      Vice President, Chief Financial Officer and
                                Treasurer.
                                Prior to joining us in 1994, Mr. Liuzzo was vice
                                president and chief accounting officer for
                                Boddie-Noell Enterprises, Inc. and Boddie-Noell
                                Restaurant Properties, Inc. Mr. Liuzzo is a
                                certified public accountant.
Mack D. Pridgen III     52      Vice President and General Counsel.
                                Prior to joining us in 1997, Mr. Pridgen was a partner with Smith Helms Mulliss & Moore, L.L.P.

                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information and Distributions

      There is no established public trading market for the Common Units. The following table sets forth the cash distributions paid per Common Unit during each quarter. Comparable cash distributions are expected in the future. As of March 18, 2002, there were 171 record holders of Common Units (other than the Company).

                  Quarter                       2001            2000
                  Ended:                   Distributions   Distributions
                  ------                   -------------   -------------

                  March 31 .............      $   .57         $  .555
                  June 30 ..............          .57            .555
                  September 30 .........         .585             .57
                  December 31 ..........         .585             .57

Sales of Unregistered Securities

      In connection with the acquisition of real estate, the Operating Partnership frequently issues Common Units to sellers of real estate in reliance on exemptions from registration under the Securities Act of 1933. In connection with acquisitions in 2001, the Operating Partnership issued 87,185 Common Units in offerings exempt from the registration requirements of the Securities Act. We exercised reasonable care to assure that each of the offerees of Common Units in 2001 was an "accredited investor" under Rule 501 of the Securities Act and that the investors were not purchasing the Common Units with a view to their distribution. Specifically, we relied on the exemptions provided by Section 4(2) of the Securities Act or Rule 506 under the Securities Act.

                         ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected financial and operating information for the Operating Partnership as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 ($ in thousands, except per unit amounts):

                                                          2001            2000            1999            1998            1997
                                                      ------------    ------------    ------------    ------------    ------------
Operating Data:
   Total revenue ..................................   $    535,871    $    561,925    $    579,874    $    509,762    $    273,165
   Rental property operating expenses .............        154,539         157,170         173,676         154,211          76,743
   General and administrative .....................         21,100          23,092          22,345          20,630          10,216
   Interest expense ...............................        104,473         108,795         111,385          93,959          47,394
   Depreciation and amortization ..................        120,989         119,088         112,039          91,397          47,260
                                                      ------------    ------------    ------------    ------------    ------------
   Income before cost of unsuccessful transactions,
      gain on disposition of land and depreciable
      assets and extraordinary item ...............        134,770         153,780         160,429         149,565          91,552
   Cost of unsuccessful transactions ..............             --              --          (1,500)           (146)             --
   Gain on disposition of land and depreciable
      assets ......................................         16,197           4,657           7,997           1,716              --
                                                      ------------    ------------    ------------    ------------    ------------
   Income before extraordinary item ...............        150,967         158,437         166,926         151,135          91,552
   Extraordinary item-loss on early
      extinguishment of debt ......................           (714)         (4,732)         (7,341)           (387)         (6,945)
                                                      ------------    ------------    ------------    ------------    ------------
   Net income .....................................        150,253         153,705         159,585         150,748          84,607
   Distributions on preferred units ...............        (31,500)        (32,580)        (32,580)        (30,092)        (13,117)
                                                      ------------    ------------    ------------    ------------    ------------
   Net income available for Class A
      common units ................................   $    118,753    $    121,125    $    127,005    $    120,656    $     71,490
                                                      ============    ============    ============    ============    ============
   Net income per common unit - basic .............   $       1.93    $       1.81    $       1.81    $       1.86    $       1.54
                                                      ============    ============    ============    ============    ============
   Net income per common unit - diluted ...........   $       1.92    $       1.80    $       1.81    $       1.85    $       1.53
                                                      ============    ============    ============    ============    ============

Balance Sheet Data
   (at end of period):
   Net real estate assets .........................   $  3,255,908    $  3,104,494    $  3,649,059    $  3,891,883    $  2,601,211
   Total assets ...................................      3,588,555       3,661,037       3,972,079       4,247,700       2,707,240
   Total mortgages and notes payable ..............      1,672,230       1,568,019       1,719,117       1,906,216         978,558

Other Data:
   Number of in-service properties ................            498             493             563             658             481
   Total rentable square feet .....................     37,221,000      36,183,000      38,976,000      44,642,000      30,721,000

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

      You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K.

Disclosure Regarding Forward-looking Statements

      Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading "Business". You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

      . speculative development activity by our competitors in our existing markets could result in an excessive supply of office, industrial and retail properties relative to tenant demand;

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

      .     we could lose key executive officers; and

      . our southeastern and midwestern markets may suffer additional declines in economic growth.

      This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in "Business - Risk Factors" set forth elsewhere in this Annual Report.

      Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

Overview

      The Operating Partnership is managed by its general partner, the Company, a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since our formation in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and Midwestern United States. The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. At December 31, 2001, we:

      . owned 498 in-service office, industrial and retail properties, encompassing approximately 37.2 million rentable square feet and 213 apartment units;

      . owned an interest (50% or less) in 74 in-service office and industrial properties, encompassing approximately 7.2 million rentable square feet and 418 apartment units;

      . owned 1,327 acres (and have agreed to purchase an additional eight acres over the next year) of undeveloped land suitable for future development; and

      . were developing an additional 25 properties, which will encompass approximately 2.8 million rentable square feet (including three properties encompassing 347,000 rentable square feet that we are developing with our joint venture partners).

      The following summarizes our capital recycling program during the past three years ending December 31, 2001:

                                              2001        2000        1999       Total
                                            --------    --------    --------    --------
Office, Industrial and Retail Properties
   (rentable square feet in thousands)
      Dispositions (1) ..................       (268)     (4,743)     (7,595)    (12,606)
      Contributions to Joint Ventures (1)       (118)     (2,199)     (1,198)     (3,515)
      Developments Placed In-Service ....      1,351       3,480       2,167       6,998
      Acquisitions ......................         72         669         960       1,701
                                            --------    --------    --------    --------
      Net Change in Wholly-owned
        In-Service Properties ...........      1,037      (2,793)     (5,666)     (7,422)
                                            ========    ========    ========    ========

Apartment Properties
   (in units)
      Dispositions ......................     (1,672)         --          --      (1,672)
                                            ========    ========    ========    ========

----------

(1) Excludes wholly-owned development properties sold or contributed to joint ventures.

      In addition to the above property activity, the Company repurchased $147.4 million, $100.2 million and $25.5 million of Common Stock and Common Units during 2001, 2000 and 1999, respectively, and $18.5 million of Preferred Units during 2001.

      The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2001, the Company owned 87.7% of the Common Units in the Operating Partnership.

Results of Operations

      The following table sets forth information regarding our results of operations for the years ended December 31, 2001, 2000 and 1999 ($ in millions):

                                                          Year Ended December 31,          2001        2000
                                                     --------------------------------    to 2000     to 1999
                                                       2001        2000        1999      $ Change    $ Change
                                                     --------    --------    --------    --------    --------
Revenue:
   Rental property ...............................   $  505.3    $  541.8    $  565.2    $  (36.5)   $  (23.4)
   Equity in earnings of unconsolidated affiliates        8.3         3.1         0.6         5.2         2.5
   Interest and other income .....................       22.3        17.0        14.0         5.3         3.0
                                                     --------    --------    --------    --------    --------
Total revenue ....................................      535.9       561.9       579.8       (26.0)      (17.9)
Operating expenses:
   Rental property ...............................      154.5       157.2       173.7        (2.7)      (16.5)
   Depreciation and amortization .................      121.0       119.1       112.0         1.9         7.1
   Interest expense:
      Contractual ................................      102.5       106.3       108.6        (3.8)       (2.3)
      Amortization of deferred financing costs ...        2.0         2.5         2.8        (0.5)       (0.3)
                                                     --------    --------    --------    --------    --------
                                                        104.5       108.8       111.4        (4.3)       (2.6)
   General and administrative ....................       21.1        23.1        22.3        (2.0)        0.8
                                                     --------    --------    --------    --------    --------
      Income before gain on disposition of land
        and depreciable assets and
        extraordinary item .......................      134.8       153.7       160.4       (18.9)       (6.7)
      Cost of unsuccessful transactions ..........         --          --        (1.5)         --         1.5
      Gain on disposition of land and
       depreciable assets ........................       16.2         4.7         8.0        11.5        (3.3)
                                                     --------    --------    --------    --------    --------
      Income before extraordinary item ...........      151.0       158.4       166.9        (7.4)      (10.0)
Extraordinary item -- loss on early extinguishment
   of debt .......................................       (0.7)       (4.7)       (7.3)        4.0         2.6
                                                     --------    --------    --------    --------    --------
      Net income .................................      150.3       153.7       159.6        (3.4)       (5.9)
Distributions on preferred units .................      (31.5)      (32.6)      (32.6)        1.1          --
                                                     --------    --------    --------    --------    --------
   Net income available for Class A
      common units ...............................   $  118.8    $  121.1    $  127.0    $   (2.3)   $   (5.9)
                                                     ========    ========    ========    ========    ========

      Comparison of 2001 to 2000. Revenues from rental operations decreased $36.5 million, or 6.7%, from $541.8 million for the year ended December 31, 2000 to $505.3 million for the year ended December 31, 2001. The decrease was primarily a result of the changes in our property portfolio as a result of our capital recycling program and a decrease in the average occupancy rates from 93.8% in 2000 to 92.9% in 2001, offset in part by an increase in rental rates on new leases and rollovers. Additionally, due to lower expected economic growth and increasing market vacancy rates in our core markets, we expect a slight decline in occupancy during 2002. Our in-service wholly-owned portfolio increased from 36.2 million square feet at December 31, 2000 to 37.2 million square feet at December 31, 2001.

      Same property rental revenues, which are the revenues of the 449 in-service properties wholly-owned on January 1, 2000, increased $6.7 million, or 1.7%, for the year ended December 31, 2001, compared to the year ended December 31, 2000. This increase was primarily a result of scheduled increases in rental rates on existing leases, an overall increase in rental rates on new leases and rollovers and an increase in recoveries from tenants. Partially offsetting the increase in rental revenue was a decrease in termination fees from $4.0 million in 2000 to $2.5 million in 2001. In addition, same store straight-line rent declined from $6.3 million in 2000 to $4.4 million in 2001. Same store average occupancy declined from 94.2% in 2000 to 93.2% in 2001.

      During the year ended December 31, 2001, 689 second generation leases representing 4.4 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 4.7% higher than the average rate per square foot on the previous leases.

      Rental revenue is comprised of base rent, including termination fees, recoveries from tenants and parking and other income. Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Recoveries from tenants represent reimbursements for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.

      Equity in earnings of unconsolidated affiliates increased $5.2 million from $3.1 million for the year ended December 31, 2000 to $8.3 million for the year ended December 31, 2001. The increase was primarily a result of the inclusion of a full year of earnings in 2001 for two joint ventures that were formed with unrelated investors during May and December of 2000. We account for our investments in unconsolidated joint ventures using the equity method of accounting because we do not control these joint venture entities. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated affiliates over 40 years.

      Interest and other income increased $5.3 million, or 31.2%, from $17.0 million for the year ended December 31, 2000 to $22.3 million for the year ended December 31, 2001. The increase resulted from additional interest income and leasing and management fees earned from our joint ventures during 2001, partly offset by an adjustment related to the adoption of SFAS 133 (see Consolidated Financial Statements Note #8) along with other income generated from our apartments which were sold during 2001.

      Rental operating expenses (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) decreased $2.7 million, or 1.7%, from $157.2 million for the year ended December 31, 2000 to $154.5 million for the year ended December 31, 2001. The decrease was primarily a result of the net decrease in our property portfolio as a result of our capital recycling program along with a decrease in variable expenses related to lower average occupancy. Rental operating expenses as a percentage of related revenues increased from 29.0% for the year ended December 31, 2000 to 30.6% for the year ended December 31, 2001.

      Same property rental property expenses, which are the expenses of the 449 in-service properties wholly-owned on January 1, 2000, increased $5.3 million, or 4.4 %, for the year ended December 31, 2001, compared to the year ended December 31, 2000. This increase was primarily a result of increases in real estate taxes, utilities and small increases in various other rental expense accounts. The increase in real estate taxes is primarily due to higher property tax assessments.

      Depreciation and amortization for the years ended December 31, 2001 and 2000 totaled $121.0 million and $119.1 million, respectively. The increase of $1.9 million, or 1.6%, was due to an increase in the amortization of leasing commissions and tenant improvements, partly offset by a decrease in the depreciation on buildings that resulted from owning fewer properties as a result of our capital recycling program during 2001 and 2000.

      Interest expense decreased $4.3 million, or 4.0 %, from $108.8 million for the year ended December 31, 2000 to $104.5 million for the year ended December 31, 2001. The decrease was primarily attributable to the decrease in the weighted average interest rates for the entire year of 2001, partly offset by an increase in the average outstanding debt in 2001. Interest expense for the years ended December 31, 2001 and 2000 included $2.0 million and $2.5 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts.

      General and administrative expenses as a percentage of total revenues was 3.9% in 2001 and 4.1% in 2000.

      Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized interest for the years ended December 31, 2001 and 2000 was $16.9 million and $23.7 million, respectively.

      Gain on dispositions of land and depreciable assets increased $11.5 million from $4.7 million for the year ended December 31, 2000 to $16.2 million for the year ended December 31, 2001. During 2001, the primary source of the gain was the disposition of 1,672 apartment units. During 2000, the Jacksonville portfolio was sold at a loss, which was offset by gains recognized on joint venture transactions along with dispositions of land and office, industrial, and retail properties.

      Income before extraordinary item equaled $151.0 million and $158.4 million for the years ended December 31, 2001 and 2000, respectively. The Operating Partnership recorded $31.5 million and $32.6 million in preferred unit distributions for each of the years ended December 31, 2001 and 2000, respectively. The decrease was a result of the $18.5 million repurchase by the Company of its preferred units during 2001.

      Comparison of 2000 to 1999. Revenues from rental operations decreased $23.4 million, or 4.1%, from $565.2 million for the year ended December 31, 1999 to $541.8 million for the year ended December 31, 2000. The decrease was primarily a result of the changes in our portfolio as a result of our capital recycling program, which was partially offset by an increase in rental rates on new leases and rollovers and a slight increase in average occupancy from 93.2% in 1999 to 93.8% in 2000. Our in-service wholly-owned portfolio decreased from
39.0 million square feet at December 31, 1999 to 36.2 million square feet at December 31, 2000.

      Same property rental property revenues, which are the revenues of the 443 in-service properties wholly-owned on January 1, 1999, increased $6.3 million, or 1.7 %, for the year ended December 31, 2000, compared to the year ended December 31, 1999. This increase was primarily a result of scheduled increases in rental rates on existing leases, an overall increase in rental rates on new leases and rollovers and an increase in termination fees from $3.0 million in 1999 to $4.0 million in 2000. Partially offsetting the increase in rental revenues was a decrease in same property straight-line rent from $7.0 million in 1999 to $6.3 million in 2000. Same store average occupancy remained flat at 93.2% for 2000 and 1999.

      During the year ended December 31, 2000, 1,046 second generation leases representing 6.3 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 5.9% higher than the average rate per square foot on the expired leases.

      Equity in earnings of unconsolidated affiliates increased $2.5 million from $0.6 million for the year ended December 31, 1999 to $3.1 million for the year ended December 31, 2000. The increase was primarily a result of the inclusion of a full year of earnings for a joint venture that was formed with unrelated investors during 1999 and a partial year of earnings for a joint venture formed with unrelated investors during 2000.

      Interest and other income increased $3.0 million, or 21.4%, from $14.0 million for the year ended December 31, 1999 to $17.0 million for the year ended December 31, 2000. The increase resulted from additional interest income related to a $30.0 million note receivable that was recorded as a result of certain property dispositions in June 1999 and an increase in development fee income in 2000 related to a joint venture.

      Rental operating expenses decreased $16.5 million, or 9.5%, from $173.7 million for the year ended December 31, 1999 to $157.2 million for the year ended December 31, 2000. The decrease was primarily a result of the net decrease in our property portfolio as a result of our capital recycling program. Rental operating expenses as a percentage of related revenues decreased from 30.7% for the year ended December 31, 1999 to 29.0% for the year ended December 31, 2000.

      Same property rental property expenses, which are the expenses of the 443 in-service properties wholly-owned on January 1, 1999, increased $1.6 million, or 1.4 %, for the year ended December 31, 2000, compared to the year ended December 31, 1999. This increase was primarily a result of small increases in various rental expense accounts.

      Depreciation and amortization for the years ended December 31, 2000 and 1999 totaled $119.1 million and $112.0 million, respectively. The increase of $7.1 million, or 6.3%, was due to an increase in amortization of leasing commissions and tenant improvements, partly offset by a decrease in depreciation on buildings that resulted from owning fewer buildings as a result of our capital recycling program during 1999 and 2000.

      Interest expense decreased $2.6 million, or 2.3%, from $111.4 million for the year ended December 31, 1999 to $108.8 million for the year ended December 31, 2000. The decrease was primarily attributable to the decrease in the outstanding debt for the entire year of 2000. Interest expense for the years ended December 31, 2000 and 1999 included $2.5 million and $2.8 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. Capitalized interest for the years ended December 31, 2000 and 1999 was $23.7 million and $29.1 million, respectively.

      General and administrative expenses as a percentage of total revenues was 3.8% in 1999 and 4.1% in 2000.

      Gain on dispositions of land and depreciable assets decreased $3.3 million from $8.0 million for the year ended December 31, 1999 to $4.7 million for the year ended December 31, 2000. During 2000, the Jacksonville portfolio was sold at a loss, which was offset by gains on joint venture transactions along with dispositions of land and office, industrial, and retail properties. During 1999, the sale of the Baltimore portfolio along with other office, industrial and retail properties generated a gain, which was offset by a slight loss on the disposition of the South Florida portfolio.

      Income before extraordinary item equaled $158.4 million and $166.9 million for the years ended December 31, 2000 and 1999, respectively. The Operating Partnership recorded $32.6 million in preferred unit distributions for each of the years ended December 31, 2000 and 1999.

Liquidity and Capital Resources

      Statement of Cash Flows. The following table sets forth the changes in the Operating Partnership's cash flows from 2000 to 2001 ($ in thousands):

                                                               Year Ended December 31,
                                                              ------------------------
                                                                 2001          2000        Change
                                                              ----------    ----------    ----------
            Cash Provided By Operating Activities .........   $  247,515    $  257,979    $  (10,464)
            Cash (Used in)/Provided By Investing Activities     (110,801)      251,599      (362,400)
            Cash Used in Financing Activities .............     (238,406)     (441,007)      202,601

      The decrease in cash provided by operating activities was primarily the result of our capital recycling program and a decrease in average occupancy rates for our wholly-owned portfolio. Real estate taxes were higher in 2001 primarily due to higher property assessments. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

      The increase in cash used for investing activities was primarily a result of a decrease of $568.6 million in the proceeds from the disposition of real estate assets in 2001, partly offset by the collection of advances from subsidiaries of $27.6 million in 2001, the collection of notes receivables in the amount of $58.3 million in 2001 and the reduction in additions to real estate assets of $68.8 million in 2001.

      The decrease in cash used in financing activities was primarily a result of a decrease of $251.4 million in net repayments on the unsecured revolving loan, mortgages and notes payable in 2001 and a $10.1 million decrease in the payment of distributions on Common Units and Preferred Units, partly offset by an increase of $48.7 million related to the repurchase of Common Units and an increase of $18.5 million related to the repurchase of Preferred Units during 2001.

      Capitalization. Our total indebtedness at December 31, 2001 was $1.67 billion and was comprised of $521.1 million of secured indebtedness with a weighted average interest rate of 7.9% and $1.2 billion of unsecured indebtedness with a weighted average interest rate of 6.5%. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see "Current and Future Cash Needs."

      The following table sets forth the maturity schedule of our long-term debt as of December 31, 2001 ($ in thousands):

                                         ------------------------------------------------------
                                                                    2-3        4-5     6 or more
                                            Total      1 Year      Years      Years      Years
                                         ----------   --------   --------   --------   --------
Fixed Rate Debt:
      Unsecured:
           MOPPRS (1) ................   $  125,000   $     --   $     --   $     --   $125,000
           Put Option Notes (2) ......      100,000         --         --         --    100,000
           Notes .....................      706,500         --    246,500    110,000    350,000
           Term Loan .................       19,165     19,165         --         --         --
      Secured:
           Mortgages and loans payable      517,143     27,664     23,853     91,901    373,725
                                         ----------   --------   --------   --------   --------
      Total Fixed Rate Debt ..........    1,467,808     46,829    270,353    201,901    948,725
                                         ----------   --------   --------   --------   --------

Variable Rate Debt:
      Unsecured:
           Revolving Loan ............      200,500         --    200,500         --         --
      Secured:
           Revolving Loan ............        3,922         --      3,922         --         --
                                         ----------   --------   --------   --------   --------
      Total Variable Rate Debt .......      204,422         --    204,422         --         --
                                         ----------   --------   --------   --------   --------

Total Long Term Debt .................   $1,672,230   $ 46,829   $474,775   $201,901   $948,725
                                         ==========   ========   ========   ========   ========

----------

(1) On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013. The MOPPRS bear an interest rate of 6.835% from the date of issuance through January 31, 2003. After January 31, 2003, the interest rate to maturity on such MOPPRS will be 5.715% plus the applicable spread determined as of January 31, 2003. In connection with the initial issuance of the MOPPRS, a counter party was granted a remarketing option to purchase the MOPPRS from the holders thereof on January 31, 2003 at 100.0% of the principal amount. If the counter party elects not to exercise this option, the Operating Partnership would be required to repurchase the MOPPRS from the holders on January 31, 2003 at 100.0% of the principal amount plus accrued and unpaid interest.

(2) On June 24, 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 ("X-POS"), which represent fractional undivided beneficial interest in the trust. The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the "Put Option Notes"), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on such Put Option Notes will be 6.39% plus the applicable spread determined as of June 15, 2004. In connection with the initial issuance of the Put Option Notes, a counter party was granted an option to purchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount. If the counter party elects not to exercise this option, the Operating Partnership would be required to repurchase the Put Option Notes from the Trust on June 15, 2004 at 100.0% of the principal amount plus accrued and unpaid interest.

      We currently have a $300.0 million unsecured revolving loan (with $200.5 million outstanding at December 31, 2001) that matures in December 2003 and a $55.2 million secured revolving loan (with $3.9 million outstanding at December 31, 2001) that matures in March 2003. Our unsecured revolving loan also includes a $150.0 million competitive sub-facility. Depending upon the corporate credit ratings assigned to us from time to time by the various rating agencies, our unsecured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.70% to 1.55% and our secured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.55% to 1.50%. We currently have a credit rating of BBB- assigned by Standard & Poor's, a credit rating of BBB assigned by Fitch Inc. and a credit rating of Baa2 assigned by Moody's Investor Service. As a result, interest currently accrues on borrowings under our unsecured revolving loan at an average rate of LIBOR plus 85 basis points and under our secured revolving loan at an average rate of LIBOR plus 75 basis points. In addition, we are currently required to pay an annual facility fee equal to .20% of the total commitment under the unsecured revolving loan.

      The terms of each of our revolving loans and the indenture that governs our outstanding notes require us to comply with various operating and financial covenants and performance ratios. We are currently in compliance with all such requirements. In addition, based on our current expectation of future operating performance, we expect to remain in compliance for the foreseeable future.

      Joint Ventures. During the past several years, we have formed various joint ventures with unrelated investors. We have retained minority equity interests ranging from 22.81% to 50.00% in these joint ventures. As required by GAAP, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these joint ventures. As a result, the assets and liabilities of our joint ventures are not included on our balance sheet. Our joint ventures have approximately $569.6 million of outstanding debt. All of the joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) with respect to $8.7 million of construction debt related to the MG-HIW Rocky Point, LLC, which has been initially guaranteed in part by us subject to a pro rata indemnity from our joint venture partner. Our guarantee of the MG-HIW Rocky Point, LLC debt represented 50.0% of the outstanding loan balance at December 31, 2001 and will decrease to 15.0% in the first quarter of 2002.

      Interest Rate Hedging Activities. To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our two revolving loans bear interest at variable rates. Our long-term debt, which consists of long-term financings and the unsecured issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

      The following table sets forth information regarding our interest rate hedge contract as of December 31, 2001 ($ in thousands):

                Notional   Maturity                           Fixed  Fair Market
Type of Hedge    Amount      Date         Reference Rate      Rate      Value
-------------    ------    --------   ---------------------   -----  -----------

Swap            $ 19,165    6/10/02   1-Month LIBOR + 0.75%   6.95%   $  (411)

      The interest rate on all of our variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. Net payments to counterparties under interest rate hedge contracts were $1.0 million during 2001 and were recorded as additional interest expense.

      Current and Future Cash Needs. Historically, rental revenue has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, stockholder distributions and ordinary course capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. We presently have no plans for major capital improvements to the existing properties, other than normal recurring building improvements, tenant improvements and lease commissions.

      In addition to the requirements discussed above, our short-term (within the next 12 months) liquidity requirements also include the funding of approximately $55.0 million of our existing development activity. See "Business -- Development Activity." We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and the following:

      . borrowings under our unsecured revolving loan (up to $74.6 million of availability, as of March 12, 2002);

      . borrowings under our secured revolving loan (up to $46.4 million of availability, as of March 12, 2002);

      .     the selective disposition of non-core assets;

      . the sale or contribution of some of our wholly-owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions; and

      . the issuance of secured debt (at December 31, 2001, we had $2.7 billion of unencumbered real estate assets at cost).

      Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under the two revolving loans and long-term unsecured debt. We remain committed to maintaining a flexible capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership as well as (3) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayment of borrowings under the unsecured revolving loan. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities.

      We anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity in both the short and long term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions to stockholders discussed below and satisfy other cash payments may be adversely affected.

      Common Unit Repurchase Program. On April 25, 2001, we announced that the Company's Board of Directors authorized the repurchase of up to an additional
5.0 million shares of Common Stock and Common Units. As of February 19, 2002, the Company had repurchased 1.4 million Common Units at a weighted average purchase price of $24.49 per unit and a total purchase price of $33.1 million under this new repurchase program. In determining whether or not to repurchase additional capital stock, the Company will consider, among other factors, the effect of repurchases on our liquidity and the price of its Common Stock.

      Disposition Activity. As part of our ongoing capital recycling program, since December 31, 2001 through February 19, 2002, we have sold 128,000 square feet of office properties and 43.0 acres of development land for gross proceeds of $22.1 million. In addition, at February 19, 2002, we had 396,000 square feet of office properties and 165.0 acres of land under contract for sale in various transactions totaling $96.2 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the first and second quarters of 2002. However, we can provide no assurance that all or parts of these transactions will be consummated.

      When properties are identified as held for sale, we discontinue depreciation and estimate the net proceeds expected from the disposition of such properties. If, in our opinion, the net sales price of the properties that have been identified for sale is less than the net book value of the properties, a valuation allowance is established. Additionally, on a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired. A property's value is impaired only if our estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the property over the fair value of the property. We do not believe that the value of any of our rental properties is impaired.

Impact of Recently Issued Accounting Standards

      On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 becomes effective beginning January 1, 2002. We do not anticipate that these standards will have a material adverse effect on our liquidity, financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS No. 121. The new standard becomes effective for the year ending December 31, 2002. We do not expect this pronouncement to have a material impact on our liquidity, financial position or results of operations.

Funds From Operations and Cash Available for Distributions

      We consider funds from operations ("FFO") to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operating, investing or financing activities as defined by GAAP. It should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all cash needs, including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to our calculation of FFO, as described below. FFO and cash available for distributions should not be considered as alternatives to net income as an indication of our performance or to cash flows as a measure of liquidity.

      FFO equals net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Amortization of deferred financing costs and depreciation of non-real estate assets are not added back to net income in arriving at FFO. In addition, FFO includes both recurring and non-recurring operating results. As a result, non-recurring items that are not defined as "extraordinary" under GAAP are reflected in the calculation of FFO. Gains and losses from the sale of depreciable operating property are excluded from the calculation of FFO.

      Cash available for distribution is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.

      FFO and cash available for distribution for the years ended December 31, 2001, 2000 and 1999 are summarized in the following table ($ in thousands):

                                                                              Year Ended December 31
                                                                     ----------------------------------------
                                                                        2001           2000           1999
                                                                     ----------     ----------     ----------
Funds from Operations:
Income before extraordinary item .................................   $  150,967     $  158,437     $  166,926
Add/(Deduct):
      Distributions to preferred unitholders .....................      (31,500)       (32,580)       (32,580)
      Transition loss upon adoption of FAS 133 ...................          556             --             --
      Cost of unsuccessful transactions ..........................           --             --          1,500
      Severance costs and other division closing expenses ........           --             --          1,813
      Gain on disposition of land and depreciable assets .........      (16,197)        (4,657)        (7,997)
      Gain on disposition of land ................................        4,702          6,449             --
      Depreciation and amortization ..............................      120,989        119,088        112,039
      Depreciation on unconsolidated subsidiaries ................        8,144          5,192          3,215
                                                                     ----------     ----------     ----------
           Funds from Operations .................................      237,661        251,929        244,916

Cash Available for Distribution:
Add/(Deduct):
      Rental income from straight-line rents .....................      (11,257)       (14,892)       (14,983)
      Amortization of deferred financing costs ...................        2,005          2,512          2,823
      Non-incremental revenue generating capital expenditures (1):
        Building improvements paid ...............................       (8,345)       (10,566)       (10,056)
        Second generation tenant improvements paid ...............      (19,704)       (22,287)       (25,043)
        Second generation lease commissions paid .................      (15,697)       (13,033)       (13,653)
                                                                     ----------     ----------     ----------
           Cash available for distribution .......................   $  184,663     $  193,663     $  184,004
                                                                     ==========     ==========     ==========
Weighted average common
      units outstanding -- basic .................................       61,430         67,054         70,182
                                                                     ==========     ==========     ==========
Weighted average common
      units outstanding -- diluted ...............................       61,773         67,225         70,268
                                                                     ==========     ==========     ==========

Dividend payout ratios:
      Funds from Operations ......................................         60.0%          60.0%          62.8%
                                                                     ==========     ==========     ==========
      Cash available for distribution ............................         77.3%          78.1%          83.6%
                                                                     ==========     ==========     ==========

----------

(1)   Amounts represent cash expenditures.

Inflation

      In the last five years, inflation has not had a significant impact on us because of the relatively low inflation rate in our geographic areas of operation. Most of the leases require the tenants to pay their share of increases in operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to inflation.

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

      To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our two revolving loans bear interest at variable rates. Our long-term debt, which consists of long-term financings and the unsecured issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

      Variable Rate Debt. As of December 31, 2001, the Operating Partnership had approximately $204.4 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2002, our interest expense would be increased or decreased by approximately $2.0 million.

      Interest Rate Hedge Contract. For a discussion of our interest rate hedge contract in effect at December 31, 2001, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of this interest rate hedge contract as of December 31, 2001 would increase by approximately $83,668. If interest rates decrease by 100 basis points, the aggregate fair market value of this interest rate hedge contract as of December 31, 2001 would decrease by approximately $83,804.

      In addition, we are exposed to certain losses in the event of nonperformance by the counterparty under the hedge contract. We expect the counterparty, which is a major financial institution, to perform fully under this contract. However, if the counterparty was to default on its obligation under the interest rate hedge contract, we could be required to pay the full rates on our debt, even if such rates were in excess of the rate in the contract.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See page F-1 of the financial report included herein.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

      None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company is the sole general partner of the Operating Partnership. The section under the heading "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2002 is incorporated herein by reference for information on directors of the Company. See ITEM X in Part I hereof for information regarding executive officers of the Company.

                         ITEM 11. EXECUTIVE COMPENSATION

      The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the section titled "Executive Compensation" of the Proxy Statement are incorporated herein by reference.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The Operating Partnership has no executive officers or directors. As of December 31, 2001, the only person or group known by us to be holding more than 5.0% of the Common Units was the Company, which owned 52,483,013 Common Units, or approximately 87.7% of the outstanding Common Units.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The section under the heading "Related Party Transactions" of the Proxy Statement is incorporated herein by reference.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   List of Documents Filed as a Part of this Report

      1. Consolidated Financial Statements and Report of Independent Auditors See Index on Page F-1

      2.    Financial Statement Schedules See Index on Page F-1

      3.    Exhibits

     Ex.         FN                           Description
   -------     ------  ---------------------------------------------------------
     2.1        (1)    Operating Agreement of MG-HIW, LLC, entered into as of
                       December 1, 2000, by and among Miller Global HIW 20, LLC
                       and the Operating Partnership
     3.1        (2)    Amended and Restated Articles of Incorporation of the
                       Company
     3.2        (3)    Amended and Restated Bylaws of the Company
     4.1        (3)    Specimen of certificate representing shares of Common
                       Stock
     4.2        (4)    Indenture among the Operating Partnership, the Company
                       and First Union National Bank of North Carolina dated as
                       of December 1, 1996
     4.3        (5)    Specimen of certificate representing 8 5/8% Series A
                       Cumulative Redeemable Preferred Shares
     4.4        (6)    Specimen of certificate representing 8% Series B
                       Cumulative Redeemable Preferred Shares
     4.5        (7)    Specimen of certificate representing 8% Series D
                       Cumulative Redeemable Preferred Shares
     4.6        (7)    Specimen of Depositary Receipt evidencing the Depositary
                       Shares each representing 1/10 of an 8% Series D
                       Cumulative Redeemable Preferred Share
     4.7        (7)    Deposit Agreement, dated April 23, 1998, between the
                       Company and First Union National Bank, as preferred
                       share depositary
     4.8        (8)    Rights Agreement, dated as of October 6, 1997, between
                       the Company and First Union National Bank, as rights
                       agent
     4.9        (9)    Agreement to furnish certain instruments defining the
                       rights of long-term debt holders
    10.1        (3)    Amended and Restated Agreement of Limited Partnership of
                       the Operating Partnership
    10.2        (5)    Amendment to Amended and Restated Agreement of Limited
                       Partnership of the Operating Partnership with respect to
                       Series A Preferred Units
    10.3        (6)    Amendment to Amended and Restated Agreement of Limited
                       Partnership of the Operating Partnership with respect to
                       Series B Preferred Units
    10.4        (7)    Amendment to Amended and Restated Agreement of Limited
                       Partnership of the Operating Partnership with respect to
                       Series D Preferred Units
    10.5       (10)    Amendment to Amended and Restated Agreement of Limited
                       Partnership of the Operating Partnership with respect to
                       certain rights of limited partners upon a change of
                       control
    10.6       (11)    Form of Registration Rights and Lockup Agreement among
                       the Company and the Holders named therein, which
                       agreement is signed by all Common Unit holders
    10.7       (12)    Amended and Restated 1994 Stock Option Plan
    10.8        (9)    1997 Performance Award Plan
    10.9       (13)    Form of Executive Supplemental Employment Agreement
                       between the Company and Named Executive Officers

     Ex.         FN                           Description
   -------     ------  ---------------------------------------------------------
    10.10      (14)    Form of warrants to purchase Common Stock of the Company
                       issued to John L. Turner, William T. Wilson III and John
                       E. Reece II
    10.11      (15)    Form of warrants to purchase Common Stock of the Company
                       issued to W. Brian Reames, John W. Eakin and Thomas S.
                       Smith
    10.12      (16)    1999 Shareholder Value Plan
    10.13       (1)    Credit Agreement among Highwoods Realty Limited
                       Partnership, Highwoods Properties, Inc., the
                       Subsidiaries named therein and the Lenders named
                       therein, dated as of December 13, 2000
    21         (13)    Schedule of subsidiaries of the Company
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

            (b) Reports on Form 8-K - None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on March 28, 2002.

                                        HIGHWOODS REALTY LIMITED PARTNERSHIP
                                        By: Highwoods Properties, Inc., in its
                                            capacity as general partner (the
                                            "General Partner")


                                        By: /s/ RONALD P. GIBSON
                                            ------------------------------------
                                              Ronald P. Gibson, President and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

           Signature                      Title                        Date
           ---------                      -----                        ----


/s/  O. Temple Sloan, Jr.        Chairman of the Board of         March 28, 2002
------------------------------   Directors of the General
     O. Temple Sloan, Jr.        Partner


/s/    Ronald P. Gibson          President, Chief Executive       March 28, 2002
------------------------------   Officer and Director of the
       Ronald P. Gibson          General Partner


/s/    Edward J. Fritsch         Executive Vice President,        March 28, 2002
------------------------------   Chief Operating Officer,
       Edward J. Fritsch         Secretary and Director of
                                 the General Partner


/s/     John L. Turner           Vice Chairman of the Board       March 28, 2002
------------------------------   and Director of the General
        John L. Turner           Partner


/s/    Gene H. Anderson          Senior Vice President and        March 28, 2002
------------------------------   Director of the General
       Gene H. Anderson          Partner


/s/     Thomas W. Adler          Director of the General          March 28, 2002
------------------------------   Partner
        Thomas W. Adler


/s/     Kay N. Callison          Director of the General          March 28, 2002
------------------------------   Partner
        Kay N. Callison


/s/ William E. Graham, Jr.       Director of the General          March 28, 2002
------------------------------   Partner
    William E. Graham, Jr.


/s/   Lawrence S. Kaplan         Director of the General          March 28, 2002
------------------------------   Partner
      Lawrence S. Kaplan


/s/    L. Glenn Orr, Jr.         Director of the General          March 28, 2002
------------------------------   Partner
       L. Glenn Orr, Jr.


/s/  Willard H. Smith, Jr.       Director of the General          March 28, 2002
------------------------------   Partner
     Willard H. Smith, Jr.


/s/    Carman J. Liuzzo          Vice President and Chief         March 28, 2002
------------------------------   Financial Officer (Principal
       Carman J. Liuzzo          Financial Officer and
                                 Principal Accounting Officer)
                                 and Treasurer of the General
                                 Partner

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Highwoods Realty Limited Partnership
  Report of Independent Auditors..........................................  F-2
  Consolidated Balance Sheets as of December 31, 2001 and 2000............  F-3
  Consolidated Statements of Income for the Years Ended December 31,
     2001, 2000 and 1999..................................................  F-4
  Consolidated Statements of Partners' Capital for the Years Ended
     December 31, 2001, 2000 and 1999.....................................  F-5
  Consolidated Statements of Cash Flows for the Years Ended December
     31, 2001, 2000 and 1999..............................................  F-6
  Notes to Consolidated Financial Statements..............................  F-8
  Schedule III -- Real Estate and Accumulated Depreciation................  F-30

      All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

TO THE OWNERS
HIGHWOODS REALTY LIMITED PARTNERSHIP

      We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership (a majority-owned subsidiary of Highwoods Properties, Inc.) as of December 31, 2001 and 2000, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods Realty Limited Partnership at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                    /S/ ERNST & YOUNG LLP

Raleigh, North Carolina
February 19, 2002

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                           Consolidated Balance Sheets

                    ($ in thousands, except per unit amounts)

                                                                                            December 31,
                                                                                    ----------------------------
                                                                                        2001            2000
                                                                                    ------------    ------------
Assets
Real estate assets, at cost:
   Land & improvements ..........................................................   $    420,141    $    398,944
   Buildings and tenant improvements ............................................      2,941,118       2,742,377
   Development in process .......................................................        108,118          87,622
   Land held for development ....................................................        152,597         144,727
   Furniture, fixtures and equipment ............................................         19,392          11,433
                                                                                    ------------    ------------
                                                                                       3,641,366       3,385,103
   Less -- accumulated depreciation .............................................       (385,458)       (280,609)
                                                                                    ------------    ------------
   Net real estate assets .......................................................      3,255,908       3,104,494
   Property held for sale .......................................................         82,031         127,824
Cash and cash equivalents .......................................................            794         102,486
Restricted cash .................................................................          5,685           2,192
Accounts receivable, net of allowance of $1,087 and $825 at December 31, 2001
   and 2000, respectively .......................................................         23,301          23,043
Advances to related parties .....................................................            788          28,358
Notes receivable ................................................................         13,726          72,047
Accrued straight-line rents receivable ..........................................         49,078          39,295
Investment in unconsolidated affiliates .........................................         78,084          72,951
Other assets:
   Deferred leasing costs .......................................................        102,502          83,269
   Deferred financing costs .....................................................         26,121          43,110
   Prepaid expenses and other ...................................................         10,441          11,857
                                                                                    ------------    ------------
                                                                                         139,064         138,236
   Less -- accumulated amortization .............................................        (59,904)        (49,889)
                                                                                    ------------    ------------
      Other assets, net .........................................................         79,160          88,347
                                                                                    ------------    ------------
Total assets ....................................................................   $  3,588,555    $  3,661,037
                                                                                    ============    ============

Liabilities and Partners' capital
Mortgages and notes payable .....................................................   $  1,672,230    $  1,568,019
Accounts payable, accrued expenses and other liabilities ........................        114,920         104,342
                                                                                    ------------    ------------
   Total liabilities ............................................................      1,787,150       1,672,361
Minority interest ...............................................................            318              --
Redeemable operating partnership units:
   Class A Common Units, 7,143,747 and 7,630,088 outstanding at December 31, 2001
      and 2000, respectively ....................................................        185,380         189,798
   Class B Common Units, 196,492 outstanding at December 31, 2001 and 2000 ......          5,099           4,888
   Series A Preferred Units, 104,945 and 125,000 outstanding at December 31, 2001
      and 2000, respectively ....................................................        103,308         121,809
   Series B Preferred Units, 6,900,000 outstanding at December 31, 2001 and 2000         166,346         166,346
   Series D Preferred Units, 400,000 outstanding at December 31, 2001 and 2000 ..         96,842          96,842
Partners' capital:
Class A Common Units:
   General partner Common Units, 596,268 and 652,649, outstanding at
      December 31, 2001 and 2000, respectively ..................................         12,569          14,114
   Limited partner Common Units, 51,886,745 and 56,982,135 outstanding at
      December 31, 2001 and 2000, respectively ..................................      1,244,545       1,397,367
Deferred compensation -- restricted units .......................................         (3,561)         (2,488)
Accumulated other comprehensive loss ............................................         (9,441)             --
                                                                                    ------------    ------------
   Total Partners' capital ......................................................      1,244,112       1,408,993
                                                                                    ------------    ------------
Total Liabilities and Partners' capital .........................................   $  3,588,555    $  3,661,037
                                                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                        Consolidated Statements of Income

                    ($ in thousands, except per unit amounts)

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                           2001          2000          1999
                                                                        ----------    ----------    ----------
Revenue:
   Rental property ..................................................   $  505,278    $  541,813    $  565,239
   Equity in net earnings of unconsolidated affiliates ..............        8,276         3,112           633
   Interest and other income ........................................       22,317        17,000        14,002
                                                                        ----------    ----------    ----------
   Total Revenue ....................................................      535,871       561,925       579,874
Operating expenses:
   Rental property ..................................................      154,539       157,170       173,676
   Depreciation and amortization ....................................      120,989       119,088       112,039
   Interest expense:
      Contractual ...................................................      102,468       106,283       108,562
      Amortization of deferred financing costs ......................        2,005         2,512         2,823
                                                                        ----------    ----------    ----------
                                                                           104,473       108,795       111,385
   General and administrative .......................................       21,100        23,092        22,345
                                                                        ----------    ----------    ----------
      Income before cost of unsuccessful transactions, gain on
        disposition  of land and depreciable assets and extraordinary
        item ........................................................      134,770       153,780       160,429
      Costs of unsuccessful transactions ............................           --            --        (1,500)
      Gain on disposition of land and depreciable assets ............       16,197         4,657         7,997
                                                                        ----------    ----------    ----------
      Income before extraordinary item ..............................      150,967       158,437       166,926
Extraordinary item -- loss on early extinguishment of debt ..........         (714)       (4,732)       (7,341)
                                                                        ----------    ----------    ----------
      Net income ....................................................      150,253       153,705       159,585
Distributions on preferred units ....................................      (31,500)      (32,580)      (32,580)
                                                                        ----------    ----------    ----------
   Net income available for Class A Common Units ....................   $  118,753    $  121,125    $  127,005
                                                                        ==========    ==========    ==========

Net income per Common Unit -- Basic:
   Income before extraordinary item .................................   $     1.94    $     1.88    $     1.91
   Extraordinary item -- loss on early extinguishment of debt .......        (0.01)        (0.07)        (0.10)
                                                                        ----------    ----------    ----------
   Net income .......................................................   $     1.93    $     1.81    $     1.81
                                                                        ==========    ==========    ==========

Net income per Common Unit -- Diluted:
   Income before extraordinary item .................................   $     1.93    $     1.87    $     1.91
   Extraordinary item -- loss on early extinguishment of debt .......        (0.01)        (0.07)        (0.10)
                                                                        ----------    ----------    ----------
   Net income .......................................................   $     1.92    $     1.80    $     1.81
                                                                        ==========    ==========    ==========

Weighted average Common Units outstanding -- Basic:
   Class A Common Units:
      General Partner ...............................................          612           669           700
      Limited Partners ..............................................       60,622        66,189        69,285
   Class B Common Units:
      Limited Partners ..............................................          196           196           197
                                                                        ----------    ----------    ----------
   Total ............................................................       61,430        67,054        70,182
                                                                        ==========    ==========    ==========

Weighted average Common Units outstanding -- Diluted:
   Class A Common Units:
      General Partner ...............................................          616           670           701
      Limited Partners ..............................................       60,961        66,359        69,371
   Class B Common Units:
      Limited Partners ..............................................          196           196           196
                                                                        ----------    ----------    ----------
   Total ............................................................       61,773        67,225        70,268
                                                                        ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                  Consolidated Statements of Partners' Capital

                                ($ in thousands)

              For the Years Ended December 31, 2001, 2000 and 1999

                                                           Class A Common Unit
                                                       ----------------------------
                                                          General         Limited         Total
                                                         Partner's       Partners'      Partners'
                                                          Capital         Capital        Capital
                                                       ------------    ------------    ------------
Balance at December 31, 1998 .......................   $     15,634    $  1,547,789    $  1,563,423
Offering proceeds ..................................             --          22,053          22,053
Purchase of Common Units ...........................           (255)        (25,220)        (25,475)
Distributions paid .................................         (1,541)       (152,547)       (154,088)
Preferred distributions paid .......................           (326)        (32,254)        (32,580)
Net income .........................................          1,596         157,989         159,585
Adjustments of redeemable Common Units to fair value           (219)        (21,680)        (21,899)
Conversion of redeemable Common Units to Common
   Shares ..........................................            376          37,186          37,562
Transfer of limited partners' interest .............            220            (220)             --
                                                       ------------    ------------    ------------
Balance at December 31, 1999 .......................         15,485       1,533,096       1,548,581
Offering proceeds ..................................             --           6,101           6,101
Purchase of Common Units ...........................           (987)        (97,756)        (98,743)
Distributions paid .................................         (1,519)       (150,371)       (151,890)
Preferred distributions paid .......................           (326)        (32,254)        (32,580)
Net income .........................................          1,537         152,168         153,705
Adjustments of redeemable Common Units to fair value           (136)        (13,557)        (13,693)
Transfer of limited partners' interest .............             61             (61)             --
Issuance of restricted stock .......................            (31)         (3,018)         (3,049)
Amortization of deferred compensation ..............              5             556             561
                                                       ------------    ------------    ------------
Balance at December 31, 2000 .......................         14,089       1,394,904       1,408,993
Offering proceeds ..................................             --           5,803           5,803
Purchase of Common Units ...........................         (1,475)       (145,951)       (147,426)
Distributions paid .................................         (1,429)       (141,460)       (142,889)
Preferred distributions paid .......................           (315)        (31,185)        (31,500)
Net income .........................................          1,503         148,750         150,253
Adjustments of redeemable Common Units to fair value            114          11,278          11,392
Transfer of limited partners' interest .............             58             (58)             --
Accumulated other comprehensive loss ...............            (94)         (9,347)         (9,441)
Issuance of restricted stock .......................            (21)         (2,088)         (2,109)
Amortization of deferred compensation ..............             10           1,026           1,036
                                                       ------------    ------------    ------------
Balance at December 31, 2001 .......................   $     12,440    $  1,231,672    $  1,244,112
                                                       ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows

                                ($ in thousands)

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                 2001          2000          1999
                                                              ----------    ----------    ----------
Operating activities:
Net income ................................................   $  150,253    $  153,705    $  159,585
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation ...........................................      107,101       107,764       101,230
   Amortization ...........................................       15,893        13,836        13,632
   Amortization of deferred compensation ..................        1,036           561            --
   Equity in earnings of unconsolidated affiliates ........       (8,276)       (3,112)         (633)
   Loss on early extinguishment of debt ...................          714         4,732         7,341
   Gain on disposition of land and depreciable assets .....      (16,197)       (4,657)       (7,997)
   Transition loss upon adoption of SFAS 133 ..............          556            --            --
   Loss on ineffective portion of derivative instruments ..          554            --            --
Changes in operating assets and liabilities:
   Accounts receivable ....................................       (1,295)       (1,116)        5,521
   Prepaid expenses and other assets ......................       (2,077)        3,417           336
   Accrued straight-line rents receivable .................      (11,257)      (14,892)      (14,983)
   Accounts payable, accrued expenses and other liabilities       10,510        (2,259)      (29,305)
                                                              ----------    ----------    ----------
      Net cash provided by operating activities ...........      247,515       257,979       234,727
                                                              ----------    ----------    ----------

Investing activities:
Proceeds from disposition of real estate assets ...........      161,389       729,945       696,379
Additions to real estate assets ...........................     (351,726)     (420,494)     (514,270)
Repayments from/(Advances to) subsidiaries ................       27,570       (13,062)       (4,742)
Distributions from unconsolidated affiliates ..............        8,940         2,400           785
Repayments/(Advances) of notes receivable .................       58,321       (20,035)      (32,027)
Other investing activities ................................      (15,295)      (27,155)        7,577
                                                              ----------    ----------    ----------
      Net cash (used in)/provided by investing activities .     (110,801)      251,599       153,702
                                                              ----------    ----------    ----------

Financing activities:
Distributions paid on Common Units ........................     (142,889)     (151,890)     (154,088)
Distributions paid on Preferred Units .....................      (31,500)      (32,580)      (32,580)
Net proceeds from contributed capital - Common Units ......        1,780        1,021        23,089
Repurchase of Common Units ................................     (147,426)      (98,743)      (25,475)
Repurchase of Preferred Units .............................      (18,501)           --            --
Payment of prepayment penalties ...........................         (714)       (4,732)       (7,341)
Borrowings on revolving loans .............................      482,900       522,000       536,500
Repayment of revolving loans ..............................     (282,400)     (723,000)     (676,500)
Proceeds from mortgages and notes payable .................       76,707       218,162       324,693
Repayment of mortgages and notes payable ..................     (176,918)     (168,260)     (371,792)
Net change in deferred financing costs ....................          555        (2,985)       (1,716)
                                                              ----------    ----------    ----------
      Net cash used in financing activities ...............     (238,406)     (441,007)     (385,210)
                                                              ----------    ----------    ----------
Net (decrease)/increase in cash and cash equivalents ......     (101,692)       68,571         3,219
Cash and cash equivalents at beginning of the period ......      102,486        33,915        30,696
                                                              ----------    ----------    ----------
Cash and cash equivalents at end of the period ............   $      794    $  102,486    $   33,915
                                                              ==========    ==========    ==========

Supplemental disclosure of cash flow information:
Cash paid for interest.....................................   $  121,568    $  131,034    $  143,836
                                                              ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                                ($ in thousands)

              For the Years Ended December 31, 2001, 2000 and 1999

Supplemental disclosure of non-cash investing and financing activities:

      The following summarizes the net assets contributed by the Common Unit holders of the Operating Partnership (other than the Company) or acquired/(sold) subject to mortgage notes payable or notes receivable.

                                                             2001       2000        1999
                                                           --------   --------    --------
Assets:
Net real estate assets .................................   $  6,516   $(56,055)   $(78,012)
Cash and cash equivalents ..............................         40         --      (4,719)
Accounts receivable and other ..........................         --         --      (2,975)
Investment in unconsolidated affiliates ................         --     48,054      13,830
Notes receivable .......................................         --      6,372      32,695
                                                           --------   --------    --------
    Total Assets .......................................   $  6,556   $ (1,629)   $(39,181)
                                                           ========   ========    ========

Liabilities:
Mortgages and notes payable ............................      3,922         --     (58,531)
Accounts payable, accrued expenses and other liabilities         73         --       7,604
                                                           --------   --------    --------
    Total Liabilities ..................................      3,995         --     (50,927)
                                                           --------   --------    --------
        Net Assets .....................................   $  2,561   $ (1,629)   $ 11,746
                                                           ========   ========    ========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Operating Partnership

      Highwoods Realty Limited Partnership (the "Operating Partnership") is managed by its general partner, Highwoods Properties, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT") which operates in the southeastern and midwestern United States. The Operating Partnership's wholly-owned assets include: 498 in-service office, industrial and retail properties; 213 apartment units; 1,327 acres of undeveloped land suitable for future development; and an additional 25 properties under development.

      The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2001, the Company owned
87.7 % of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's common stock, $.01 par value (the "Common Stock"), or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

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

Basis of Presentation

      The consolidated financial statements include the accounts of the Operating Partnership and its majority-owned affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

      The extraordinary loss represents the payment of prepayment penalties and the write-off of loan origination fees related to the early extinguishment of debt.

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

      The Operating Partnership evaluates its real estate assets upon the occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate assets are considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. As of December 31, 2001, none of the Operating Partnership's assets were considered impaired.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

      As of December 31, 2001, the Operating Partnership had 524,000 square feet of office properties and 208 acres of land under contract for sale in various transactions totaling $118.3 million. These real estate assets have a carrying value of $82.0 million and have been classified as assets held for sale in the accompanying financial statements.

Cash Equivalents

      The Operating Partnership considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

      Restricted cash includes security deposits for the Operating Partnership's commercial properties and construction-related escrows. In addition, the Operating Partnership maintains escrow and reserve funds for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements.

Investments in Unconsolidated Affiliates

      As required by GAAP, investments in unconsolidated affiliates are accounted for using the equity method of accounting because the Operating Partnership does not control these joint venture entities. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the Operating Partnership's balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated affiliates over 40 years.

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

Redeemable Common Units

      Holders of redeemable Common Units may redeem each of their Common Units for cash equal to the fair market value of one share of the Company's Common Stock at any time after expiration of the applicable "lock-up" period. The Company, the general partner of the Operating Partnership, may at its option choose to satisfy the redemption requirement by issuing Common Stock on a one-for-one basis for the number of Common Units submitted for redemption. In accordance with ASR 268 issued by the Securities and Exchange Commission, these Common Units are classified outside of permanent partners' capital in the accompanying balance sheet. The recorded value of the Common Units is based on fair value at the balance sheet date as measured by the closing price of the Company's common stock on that date multiplied by the total number of Common Units outstanding.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

Income Taxes

      No provision has been made for income taxes because such taxes, if any, are the responsibility of the individual partners.

Concentration of Credit Risk

      Management of the Operating Partnership performs ongoing credit evaluations of its tenants. As of December 31, 2001, the wholly-owned properties (excluding apartment units) were leased to 2,974 tenants in 14 geographic locations. The Operating Partnership's tenants engage in a wide variety of businesses. There is no dependence upon any single tenant.

Common Unit and Stock Compensation

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. With each issuance by the Company of a share of Common Stock, the Operating Partnership will issue to the Company one Common Unit upon payment of the exercise price to the Operating Partnership; therefore, the Operating Partnership accounts for the Company's stock options as if issued by the Operating Partnership. In addition, the Operating Partnership grants options for a fixed number of Common Units to employees with an exercise price equal to the fair value of the shares of Common Stock at the date of grant. As described in
Note 11, the Operating Partnership has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock and Common Unit options.

Use of Estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards

      On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 becomes effective beginning January 1, 2002. Adoption of these standards is not expected to have a material adverse effect on the Operating Partnership's liquidity, financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS No. 121. The new standard becomes effective for the year ending December 31, 2002. Adoption of this pronouncement is not expected to have a material impact on the Operating Partnership's liquidity, financial position or results of operations.

Reclassifications

      Certain amounts in the December 31, 2000 and 1999 Financial Statements have been reclassified to conform to the December 31, 2001 presentation. These reclassifications had no material effect on net income or partners' capital as previously reported.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

Minority Interest

      Minority Interest represents the limited partnership interest in a partnership which was formed to develop real estate properties, owned by holders other than the Operating Partnership.

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

      During the past several years, the Operating Partnership has formed various joint ventures with unrelated investors. The Operating Partnership has retained minority equity interests ranging from 22.81% to 50.00% in these joint ventures. In accordance with GAAP, the Operating Partnership has accounted for its joint venture activity using the equity method of accounting, as the Operating Partnership does not control these joint ventures. As a result, the assets and liabilities of the Operating Partnership's joint ventures are not included on its balance sheet. The Operating Partnership's joint ventures have approximately $569.6 million of outstanding debt. All of the joint venture debt is non-recourse to the Operating Partnership except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) with respect to $8.7 million of construction debt related to the MG-HIW Rocky Point, LLC, which has been initially guaranteed in part by the Operating Partnership subject to a pro rata indemnity from the Operating Partnership's joint venture partner. The Operating Partnership's guarantee of the MG-HIW Rocky Point, LLC debt represented 50.0% of the outstanding loan balance at December 31, 2001 and will decrease to 15.0% in the first quarter of 2002.

      The following is a summary of the various joint ventures in which the Operating Partnership has a minority equity interest, including the names of the unrelated investors, the value of the property contributed to the joint venture, the debt obtained by the joint venture, the cash proceeds received by the Operating Partnership and the ownership percentage of the Operating Partnership in each joint venture.

      In connection with the Company's merger with J.C. Nichols in July of 1998, the Operating Partnership acquired a 49.0% interest in Board of Trade Investment Company. The Operating Partnership is the sole and exclusive property manager of the Board of Trade Investment Company joint venture, for which it received $117,891, $0 and $145,944 in fees in 2001, 2000 and 1999, respectively. The
Operating Partnership has adopted the equity method of accounting for this joint venture. In addition, in connection with its merger with J.C. Nichols Company in July 1998, the Company succeeded to the interests of J.C. Nichols in a strategic alliance with R&R Investors, Ltd. pursuant to which R&R Investors manages and leases certain co-venture properties located in the Des Moines area. As a result of the merger, the Operating Partnership acquired an ownership interest of 50.0% or more in a series of nine joint ventures with R&R Investors (the "Des Moines Joint Ventures"). Certain of these properties were previously included in the Operating Partnership's consolidated financial statements. On June 2, 1999, the Operating Partnership agreed with R&R Investors to reorganize its respective ownership interests in the Des Moines Joint Ventures such that each would own a 50.0% interest. Accordingly, the Operating Partnership has adopted the equity method of accounting for its investment in each of the Des Moines Joint Ventures as a result of such reorganization. The impact of the reorganization was immaterial to the consolidated financial statements of the Operating Partnership.

      On March 15, 1999, the Operating Partnership closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG ("DLF"), pursuant to which the Operating Partnership sold or contributed certain office properties valued at approximately $142.0 million to a newly created limited partnership (the "DLF I Joint Venture"). DLF contributed approximately $56.0 million for a 77.19% interest in the DLF I Joint Venture, and the DLF I Joint Venture borrowed approximately $71.0 million from third-party lenders. The Operating Partnership retained the remaining 22.81% interest in the DLF I Joint Venture, received net cash proceeds of approximately $124.0 million and is the sole and exclusive property manager and leasing agent of the DLF I Joint Venture's properties, for which the Operating Partnership received fees of $808,926, $762,670 and $607,000 in 2001, 2000 and 1999, respectively. The
Operating Partnership has adopted the equity method of accounting for its investment in this joint venture.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

      On May 9, 2000, the Operating Partnership closed a transaction with Dreilander-Fonds 97/26 and 99/32 ("DLF II") pursuant to which the Operating Partnership contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000-square-foot development project valued at approximately $110.0 million to a newly created limited partnership (the "DLF II Joint Venture"). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture and the DLF II Joint Venture borrowed approximately $50.0 million from a third-party lender. The Operating Partnership initially retained the remaining 60.0% interest in the DLF II Joint Venture and received net cash proceeds of approximately $73.0 million. During 2001 and 2000, DLF II contributed an additional $10.7 million in cash to the DLF II Joint Venture. As a result, the Operating Partnership decreased its ownership percentage to 42.93% as of December 31, 2001. The Operating Partnership is the sole and exclusive property manager and leasing agent of the DLF II Joint Venture properties, for which the Operating Partnership received fees of $491,200 and $208,600 in 2001 and 2000, respectively. The Operating Partnership has adopted the equity method of accounting for this joint venture.

      On December 19, 2000, the Operating Partnership formed various joint ventures with Denver-based Miller Global Properties, LLC ("Miller Global"). In the first joint venture, the Operating Partnership sold or contributed 19 in-service office properties encompassing approximately 2.5 million rentable square feet valued at approximately $335.0 million to a newly created limited liability Operating Partnership. As part of the formation of the first joint venture, Miller Global contributed approximately $85.0 million in cash for an 80.0% ownership interest and the joint venture borrowed approximately $238.8 million from a third-party lender. The Operating Partnership retained a 20.0% ownership interest and received net cash proceeds of approximately $307.0 million. During 2001, the Operating Partnership contributed a 39,000 square feet development project to the first joint venture for $5.1 million. The Operating Partnership retained a 20.0% interest and the joint venture borrowed an additional $3.7 million under its existing debt agreement with a third party. In the remaining joint ventures, the Operating Partnership contributed approximately $7.5 million of development land to various newly created limited liability companies. These joint ventures expect to develop four properties encompassing 435,000 rentable square feet with a budgeted cost of approximately $61.0 million. The Operating Partnership and Miller Global each own 50.0% of these joint ventures. The Operating Partnership is the sole and exclusive developer of these properties, and received $553,270 and $263,549 in development fees in 2001 and 2000, respectively. In addition, the Operating Partnership is the sole and exclusive property manager and leasing agent for the properties in all of these joint ventures and received fees of $1.5 million and $73,793 in 2001 and 2000, respectively. The Operating Partnership has adopted the equity method of accounting for all of the joint ventures with Miller Global.

      In connection with one of the joint ventures with Miller Global, the Operating Partnership guaranteed Miller Global, which has an 80.0% interest in the joint venture, a minimum internal rate of return on $50.0 million of Miller Global's equity. If the minimum internal rate of return is not achieved upon the sale of the assets or winding up of the joint venture, Miller Global would receive a disproportionately greater interest of the cash proceeds related to the assets subject to the internal rate of return guarantee. Based upon the current operating performance of the assets and the Operating Partnership's estimate of the residual value of the subject assets, the estimated internal rate of return for Miller Global with respect to those assets exceeds the minimum required return. As a result, the Operating Partnership does not currently expect that its interest in the joint venture will be adjusted upon the sale of the subject assets or the winding up of the joint venture as a result of the internal rate of return guarantee.

      Additionally, during 1999 and 2001, the Operating Partnership closed two transactions with Highwoods-Markel Associates, LLC and Concourse Center Associates, LLC pursuant to which the Operating Partnership sold or contributed certain office properties to newly created limited partnerships. Unrelated investors contributed cash for a 50.0% ownership interest in the joint ventures. The Operating Partnership retained the remaining 50.0% interest, received net cash proceeds and is the sole and exclusive property manager and leasing agent of the joint venture's properties, for which the Operating Partnership received fees of $53,636 and $31,152 in 2001 and 2000, respectively. The Operating Partnership has adopted the equity method of accounting for both of these joint ventures.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

      The following tables set forth information regarding the Operating Partnership's joint venture activity as recorded on the joint venture's books at December 31, 2001 and 2000 ($ in thousands):

                                                             December 31, 2001                    December 31, 2000
                                       ----------     ----------------------------------   ----------------------------------
                                         Percent        Total                   Total        Total                  Total
                                          Owned        Assets      Debt      Liabilities    Assets      Debt     Liabilities
                                       ----------     --------   --------   ------------   --------   --------   ------------
Balance Sheet Data:
Board of Trade
  Investment Company ............         49.00%      $  7,372   $  1,076   $      1,258   $  7,634   $  1,222   $      1,479
Dallas County Partners (1) ......         50.00%        44,786     35,495         40,967     44,041     34,568         40,055
Dallas County Partners II (1) ...         50.00%        19,891     24,601         25,778     17,881     25,517         26,747
Fountain Three (1) ..............         50.00%        37,218     26,049         33,200     30,159     22,630         26,485
Schweiz-Deutschland-USA
  DreilanderBeteiligung
  Objekt DLF 98/29-Walker Fink-KG         22.81%       143,960     69,113         70,979    144,737     69,958         71,506
Dreilander-Fonds 97/26 and 99/32          42.93%       122,820     60,000         62,422    119,129     56,485         58,000
RRHWoods, LLC (1) ...............         50.00%        82,740     66,038         69,098     82,704     67,539         70,965
Highwoods-Markel Associates, LLC          50.00%        16,436     11,625         12,563     16,977     11,625         12,525
MG-HIW, LLC .....................         20.00%       353,531    242,240        247,950    347,358    238,567        240,956
MG-HIW Peachtree Corners III, LLC         50.00%         3,503      2,299          2,445      2,667      1,572          1,572
MG-HIW Rocky Point, LLC .........         50.00%        28,212     17,322         19,695      4,595         --            261
MG-HIW Metrowest I, LLC .........         50.00%         1,600         --             --      1,506         --             --
MG-HIW Metrowest II, LLC ........         50.00%         8,683      3,763          4,034      3,764         --            821
Concourse Center Associates, LLC          50.00%        14,551     10,000         10,016         --         --             --
                                                      --------   --------   ------------   --------   --------   ------------
Total ...........................                     $885,303   $569,621   $    600,405   $823,152   $529,683   $    551,372
                                                      ========   ========   ============   ========   ========   ============

                                          For the Year Ended December 31, 2001
                                --------------------------------------------------------
                                            Operating               Depr/    Net Income/
                                Revenue      Expense     Interest   Amort      (Loss)
                                --------   -----------   --------  -------   -----------
Income Statement Data:
Board of Trade
  Investment Company ........   $  2,524   $     1,666   $    90   $   311   $       457
Dallas County Partners (1) ..     11,148         4,905     2,715     1,883         1,645
Dallas County Partners II (1)      7,614         2,750     2,550     1,066         1,248
Fountain Three (1) ..........      6,747         2,912     2,109     1,676            50
Schweiz-Deutschland-USA
  DreilanderBeteiligung
  Objekt DLF 98/29-Walker
  Fink-KG ...................     20,305         5,474     4,712     3,288         6,831
Dreilander-Fonds 97/26
  and 99/32 .................     17,691         4,159     4,589     3,239         5,704
RRHWoods, LLC (1) ...........     14,632         6,950     3,454     3,298           930
Highwoods-Markel
  Associates, LLC ...........      3,215         1,811       965       668          (229)
MG-HIW, LLC .................     50,457        17,584    15,418     8,701         8,754
MG-HIW Peachtree
  Corners III, LLC ..........          1            38        --        --           (37)
MG-HIW Rocky Point, LLC .....         18            --        --        --            18
MG-HIW Metrowest I, LLC .....         --            21        --        --           (21)
MG-HIW Metrowest II, LLC ....         52            67        --        26           (41)
Concourse Center
  Associates, LLC ...........         66            16        41        --             9
                                --------   -----------   -------   -------   -----------
Total .......................   $134,470   $    48,353   $36,643   $24,156   $    25,318
                                ========   ===========   =======   =======   ===========

                                         For the Year Ended December 31, 2000
                                -------------------------------------------------------
                                           Operating               Depr/    Net Income/
                                Revenue     Expense     Interest   Amort      (Loss)
                                -------   -----------   --------  -------   -----------
Income Statement Data:
Board of Trade
  Investment Company ........   $ 2,688   $     1,708   $    95   $   274   $       611
Dallas County Partners (1) ..     9,375         4,567     2,555     1,762           491
Dallas County Partners II (1)     5,752         2,329     2,640     1,062          (279)
Fountain Three (1) ..........     5,779         2,191     1,739     1,333           516
Schweiz-Deutschland-USA
  DreilanderBeteiligung
  Objekt DLF 98/29-Walker
  Fink-KG ...................    19,889         5,074     4,768     3,156         6,891
Dreilander-Fonds 97/26
  and 99/32 .................     8,021         1,913     1,999     1,390         2,719
RRHWoods, LLC (1) ...........    12,422         6,367     4,034     3,243        (1,222)
Highwoods-Markel
  Associates, LLC ...........     2,592           786       793       289           724
MG-HIW, LLC .................     1,610           563       811       289           (53)
MG-HIW Peachtree
  Corners III, LLC ..........        --            --        --        --            --
MG-HIW Rocky Point, LLC .....        --            --        --        --            --
MG-HIW Metrowest I, LLC .....        --            --        --        --            --
MG-HIW Metrowest II, LLC ....        --            --        --        --            --
Concourse Center
  Associates, LLC ...........        --            --        --        --            --
                                -------   -----------   -------   -------   -----------
Total .......................   $68,128   $    25,498   $19,434   $12,798   $    10,398
                                =======   ===========   =======   =======   ===========

----------

(1)   Des Moines Joint Ventures
(2) The Operating Partnership decreased its ownership percentage from 47.05% at December 31, 2000 to 42.93% at December 31, 2001.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

3. MORTGAGES AND NOTES PAYABLE

      The Operating Partnership's mortgages and notes payable consisted of the following at December 31, 2001 and 2000:

                                                            2001         2000
                                                         ----------   ----------
                                                            ($ in thousands)
            Mortgage and loans payable:
              9.0% mortgage loan due 2005 ............   $   36,929   $   37,697
              8.1% mortgage loan due 2005 ............       28,693       29,328
              8.2% mortgage loan due 2007 ............       69,868       71,183
              7.8% mortgage loan due 2009 ............       91,449       92,840
              7.9% mortgage loan due 2009 ............       91,491       92,861
              7.8% mortgage loan due 2010 ............      134,966      136,836
              6.0% to 10.5% mortgage loans due between
                 2001 and 2022 .......................       63,747      110,736
              Industrial Revenue Bonds due 2015 ......           --       37,000
              Variable rate mortgage loan due 2001 ...           --        8,199
              Secured Revolving Loan due 2003 ........        3,922           --
                                                         ----------   ----------
                                                            521,065      616,680
                                                         ----------   ----------
            Unsecured indebtedness:
              6.75% notes due 2003 ...................   $  100,000   $  100,000
              8.0% notes due 2003 ....................      146,500      146,500
              7.0% notes due 2006 ....................      110,000      110,000
              7.125% notes due 2008 ..................      100,000      100,000
              8.125% notes due 2009 ..................       50,000       50,000
              Put Option Notes due 2011 (1) ..........      100,000      100,000
              MOPPRS due 2013 (2) ....................      125,000      125,000
              7.5% notes due 2018 ....................      200,000      200,000
              Term loan due 2002 .....................       19,165       19,839
              Unsecured Revolving Loan due 2003 ......      200,500           --
                                                         ----------   ----------
                                                          1,151,165      951,339
                                                         ----------   ----------
                   Total .............................   $1,672,230   $1,568,019
                                                         ==========   ==========

      The aggregate maturities of the mortgages and notes payable at December 31, 2001 are as follows:

                  Year of Maturity                      Principal Amount
                  ----------------                      ----------------
                                                        ($ in thousands)
                  2002................................   $   46,829
                  2003................................      462,044 (2)
                  2004................................       12,731 (1)
                  2005................................       79,605
                  2006................................      122,296
                  Thereafter..........................      948,725
                                                         ----------
                                                         $1,672,230
                                                         ==========

----------

(1) On June 24, 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 ("X-POS"), which represent fractional undivided beneficial interest in the trust. The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the "Put Option Notes"), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on such Put Option Notes will be 6.39% plus the applicable spread determined as of June 15, 2004. In connection with the initial issuance of the Put Option Notes, a counterparty was granted an option to purchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount. If the counterparty elects not to exercise this option, the Operating Partnership would be required to repurchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount plus accrued and unpaid interest.

(2) On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

      ("MOPPRS") due February 1, 2013. The MOPPRS bear an interest rate of 6.835% from the date of issuance through January 31, 2003. After January 31, 2003, the interest rate to maturity on such MOPPRS will be 5.715% plus the applicable spread determined as of January 31, 2003. In connection with the initial issuance of the MOPPRS, a counterparty was granted a remarketing option to purchase the MOPPRS from the holders thereof on January 31, 2003 at 100.0% of the principal amount. If the counterparty elects not to exercise this option, the Operating Partnership would be required to repurchase the MOPPRS from the holders on January 31, 2003 at 100.0% of the principal amount plus accrued and unpaid interest.

Secured Indebtedness

      The mortgage and loans payable and the secured revolving loan were secured by real estate assets with an aggregate carrying value of $904.0 million at December 31, 2001.

Unsecured Indebtedness

      The Operating Partnership's unsecured notes of $931.5 million bear coupon interest rates from 6.75% to 8.125% with interest payable semi-annually in arrears. The premium and discount related to the issuance of the unsecured notes is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the MOPPRS and Put Option Notes, are redeemable at any time at the option of the Company, subject to certain conditions including the payment of make-whole amounts.

      The Operating Partnership currently has a $300.0 million unsecured revolving loan (with $200.5 million outstanding at December 31, 2001) that matures in December 2003 and a $55.2 million secured revolving loan (with $3.9 million outstanding at December 31, 2001) that matures in March 2003. The Operating Partnership's unsecured revolving loan also includes a $150.0 million competitive sub-facility. Depending upon the corporate credit ratings assigned to the Operating Partnership from time to time by the various rating agencies, the Operating Partnership's unsecured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.70% to 1.55% and the Operating Partnership's secured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.55% to 1.50%. The Operating Partnership currently has a credit rating of BBB- assigned by Standard & Poor's, a credit rating of BBB assigned by Fitch Inc. and a credit rating of Baa2 assigned by Moody's Investor Service. As a result, interest currently accrues on borrowings under the Operating Partnership's unsecured revolving loan at an average rate of LIBOR plus 85 basis points and under the Operating Partnership's secured revolving loan at an average rate of LIBOR plus 75 basis points. In addition, the Operating Partnership is currently required to pay an annual facility fee equal to .20% of the total commitment on the unsecured revolving loan.

      The terms of each of the Operating Partnership's revolving loans and the indenture that governs the Operating Partnership's outstanding unsecured notes require the Operating Partnership to comply with various operating and financial covenants and performance ratios. The Operating Partnership is currently in compliance with all such requirements.

Interest Rate Hedge Contracts

      To meet in part its long-term liquidity requirements, the Operating Partnership borrows funds at a combination of fixed and variable rates. Borrowings under the two revolving loans bear interest at variable rates. The Operating Partnership's long-term debt, which consists of long-term financings and the unsecured issuance of debt securities, typically bears interest at fixed rates. In addition, the Operating Partnership has assumed fixed rate and variable rate debt in connection with acquiring properties. The Operating Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, from time to time the Operating Partnership enters into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate its interest rate risk with respect to various debt instruments. The Operating Partnership does not hold or issue these derivative contracts for trading or speculative purposes.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

      The following table sets forth information regarding the Operating Partnership's interest rate hedge contract as of December 31, 2001 ($ in thousands):

                Notional   Maturity                           Fixed  Fair Market
Type of Hedge    Amount      Date        Reference Rate       Rate      Value
-------------    ------    --------   ---------------------   -----  -----------

Swap            $ 19,165   6/10/02    1-Month LIBOR + 0.75%   6.95%    $ (411)

      The interest rate on all of the Operating Partnership's variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. Net (receipts)/payments made to counterparties under interest rate hedge contracts were $1,003,159, ($206,894) and $304,720 in 2001, 2000 and
1999, respectively, and were recorded as increases/(decreases) to interest expense.

      In addition, the Operating Partnership is exposed to certain losses in the event of non-performance by the counterparty under the interest rate hedge contract. The Operating Partnership expects the counterparty, which is a major financial institution, to perform fully under the contract. However, if the counterparty was to default on its obligation under the interest rate hedge contract, the Operating Partnership could be required to pay the full rates on its debt, even if such rates were in excess of the rate in the contract.

Other Information

      Total interest capitalized was approximately $16,947,000, $23,669,000 and $29,147,000 in 2001, 2000 and 1999, respectively.

4. EMPLOYEE BENEFIT PLANS

Management Compensation Program

      The executive officers of the Company, which is the general partner of the Operating Partnership, participate in an annual cash incentive bonus program whereby they are eligible for cash bonuses based on a percentage of their annual base salary as of the prior December. Each executive's target level bonus is determined by competitive analysis and the executive's ability to influence overall performance of the Company and, assuming certain levels of the Company's performance, ranges from 40.0% to 85.0% of base salary depending on position in the Company. The eligible bonus percentage for each executive is determined by a weighted average of the Company's actual performance versus its annual plan using the following measures: return on invested capital; growth in funds from operations ("FFO") per share; property level cash flow as a percentage of plan; general and administrative expenses as a percentage of revenue; and growth in same store net operating income. To the extent this weighted average is less than or exceeds the Company's targeted performance level, the bonus percentage paid is proportionally reduced or increased on a predetermined scale. Depending on the Company's performance, annual incentive bonuses could range from zero to 200.0% of an executive's target level bonus. Bonuses are accrued in the year earned and are included in accrued expenses in the Consolidated Balance Sheets.

      Beginning on January 1, 1999, the Company established an executive compensation program which allows executive officers to participate in a long term incentive plan which includes annual grants of stock options, restricted shares and grants of units in the Shareholder Value Plan. The stock options vest ratably over four years. The restricted shares vest 50.0% after three years and 50.0% after five years. The restricted share awards are recorded at market value on the date of grant as unearned compensation expense and amortized over the restriction periods. Generally, recipients are eligible to receive dividends on restricted stock issued. Restricted stock and annual expense information is as follows:

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                                                                     2001
                                                                 ------------
            Restricted shares outstanding at January 1, 2001 .        104,945
            Number of restricted shares awarded ..............         89,910
            Restricted shares repurchased or cancelled .......         (5,249)
                                                                 ------------
            Restricted shares outstanding at December 31, 2001        189,606
                                                                 ============
            Annual expense, net ..............................   $  1,036,000
                                                                 ============
            Average fair value per share .....................   $      24.82
                                                                 ============

      The Shareholder Value Plan rewards the executive officers of the Company when the total shareholder returns measured by increases in the market value of the Common Stock plus the dividends on those shares exceeds a comparable index of the Company's peers over a three year period. The payout for this program is determined by the Company's percent change in shareholder return compared to the composite index of its peer group. If the Company's performance is not at least 100.0% of the peer group index, no payout is made. To the extent performance exceeds the peer group, the payout increases. A new three year plan cycle begins each year under this program.

      In September 2000, the Company established a deferred compensation plan pursuant to which various executive officers could elect to defer a portion of the compensation that would otherwise be paid to the executive officer for investment in units of phantom stock. The maximum amount any executive officer can elect to defer for investment in units of phantom stock in any year is 25.0% each of his gross base salary and annual incentive bonus. At the end of each calendar quarter, any executive officer that elects to defer compensation in such a manner is credited with units of phantom stock at a 15.0% discount. Payouts will generally be made five years after the end of the calendar year in which units of phantom stock were credited. The units of phantom stock are recorded at market value at the date of grant as unearned compensation and amortized over the five year period.

      The Company's obligations to its executive officers are reimbursed by the Operating Partnership.

401(k) Savings Plan

      The Company has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Company matches the first 6.0% of compensation deferred at the rate of 75.0% of employee contributions. During 2001, 2000 and 1999, the Company contributed $648,509, $955,303 and $763,319, respectively, to the 401(k) savings plan. Administrative expenses of the plan are paid by the Company. The Company's obligations under and related to the 401(k) savings plan are reimbursed by the Operating Partnership.

Employee Stock Purchase Plan

      In August 1997, the Company instituted an Employee Stock Purchase Plan for all active employees. At the end of each three-month offering period, each participant's account balance is applied to acquire shares of Common Stock at 85.0% of the market value of the Common Stock, calculated as the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant can contribute up to 25.0%. Employees purchased 40,935 and 55,593 shares of Common Stock under the Employee Stock Purchase Plan during the years ended December 31, 2001 and 2000, respectively. With each share of Common Stock issued under the Employee Stock Purchase Plan, the Operating Partnership issues one Common Unit to the Company in exchange for the price paid by the employee for the share of Common Stock.

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

      Expected future minimum rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 2001, are as follows ($ in thousands):

                  2002...........................    $   428,611
                  2003...........................        377,999
                  2004...........................        321,962
                  2005...........................        264,185
                  2006...........................        209,805
                  Thereafter.....................        728,696
                                                     -----------
                                                     $ 2,331,258
                                                     ===========

6. RELATED PARTY TRANSACTIONS

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

      The Operating Partnership has advanced $788,000 to an officer and director related to certain expenses paid on behalf of the officer and director.

      During the years ended December 31, 2001 and 2000, the Company paid $4.2 million and $3.0 million of general and administrative expenses on behalf of the Operating Partnership. These amounts are reflected in the Consolidated Statements of Income and the Consolidated Balance Sheets of the Operating Partnership.

7. PARTNERS' CAPITAL

Distributions

      Distributions paid on Common Units (including Redeemable Class A and Class B Common Units) were $2.31, $2.25 and $2.19 per Common Unit for the years ended December 31, 2001, 2000 and 1999, respectively.

      On January 29, 2002, the Board of Directors declared a Common Unit distribution of $.585 per Common Unit payable on February 21, 2002, to Common Unitholders of record on February 8, 2002.

Preferred Units

      On February 12, 1997, the Operating Partnership issued 125,000 Series A Preferred Units to the Company. The Series A Preferred Units are non-voting and have a liquidation preference of $1,000 per unit for an aggregate

                      HIGHWOODS REALTY LIMITED PARTNERSHIP
liquidation preference of $125.0 million plus accrued and unpaid distributions. The net proceeds of the Series A Preferred Units issued were $121.8 million. The Company is entitled to receive cumulative preferential cash distributions at a rate of 8 5/8% of the liquidation preference per annum (equivalent to $86.25 per unit). On or after February 12, 2027, the Series A Preferred Units may be redeemed for cash upon the redemption of the corresponding Series A Preferred Stock issued by the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other units, which may include other preferred units. On June 19, 2001, the Company repurchased, in a privately negotiated transaction, 20,055 of these units at $922.50 per unit, for a total purchase price of $18.5 million. For each Series A Preferred Share repurchased by the Company, one equivalent Series A Preferred Unit was retired.

      On September 25, 1997, the Operating Partnership issued 6,900,000 Series B Preferred Units to the Company. The Series B Preferred Units are non-voting and have a liquidation preference of $25 per unit for an aggregate liquidation preference of $172.5 million plus accrued and unpaid distributions. The net proceeds of the Series B Preferred Units issued were $166.3 million. The Company is entitled to receive cumulative preferential cash distributions at a rate of 8.0% of the liquidation preference per annum (equivalent to $2.00 per unit). On or after September 25, 2002, the Series B Preferred Units may be redeemed for cash upon the redemption of the corresponding Series B Preferred Stock issued by the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other units, which may include other preferred units.

      On April 23, 1998, the Operating Partnership issued 400,000 Series D Preferred Units to the Company. The Series D Preferred Units are non-voting and have a liquidation preference of $250 per unit for an aggregate liquidation preference of $100 million plus accrued and unpaid distributions. The net proceeds (after underwriting and commission and other offering costs) of the Series D Preferred Units issued were $96.8 million. The Company is entitled to receive cumulative preferential cash distributions at a rate of 8.0% of the liquidation preference per annum (equivalent to $20.00 per unit). On or after April 23, 2003, the Series D Preferred Units may be redeemed for cash upon the redemption of the corresponding Series D Preferred Stock issued by the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other units, which may include other preferred units.

8. DERIVATIVE FINANCIAL INSTRUMENTS

      On January 1, 2001, the Operating Partnership adopted Financial Accounting Standards Board Statement (SFAS) No. 133/138, "Accounting for Derivative Instruments and Hedging Activities", as amended. This statement requires the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Accumulated Other Comprehensive Loss ("AOCL") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In connection with the adoption of SFAS 133/138 in January 2001, the Operating Partnership recorded a net transition adjustment of $555,962 of unrealized loss in interest and other income and a net transition adjustment of $125,000 in AOCL. Adoption of the standard also resulted in the Operating Partnership recognizing $127,000 of derivative instrument liabilities and a reclassification of approximately $10.6 million of deferred financing costs from past cashflow hedging relationships from other assets to AOCL.

      The Operating Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cashflows and to lower overall borrowing costs. To achieve these objectives, the Operating Partnership enters into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate the Operating Partnership's interest rate risk with respect to various debt instruments. The Operating Partnership does not hold these derivatives for trading or speculative purposes.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

      On the date that the Operating Partnership enters into a derivative contract, it designates the derivative as (1) a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability (a "cash flow" hedge), or (2) an instrument that is held as a non-hedge derivative. Changes in the fair value of highly effective cash flow hedges, to the extent that the hedge is effective, are recorded in accumulated other comprehensive loss, until earnings are affected by the hedged transaction (i.e. until periodic settlements of a variable-rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the transaction) is recorded in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

      The Operating Partnership formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) forecasted transactions. The Operating Partnership also assesses and documents, both at the hedging instrument's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Operating Partnership discontinues hedge accounting prospectively.

      All of the Operating Partnership's derivatives are designated as cashflow hedges at December 31, 2001. The effective portion of the cumulative loss on the derivative instruments was $9.4 million at December 31, 2001 and was reported as a component of AOCL in partners' capital and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (as the underlying debt is paid down). The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at December 31, 2001 associated with the derivative instruments which will be recognized within the next 12 months will be approximately $1.6 million. The ineffective portion of the Operating Partnership's derivatives' changes in fair value has resulted in a loss of $554,000 for the year ended December 31, 2001 which is included in interest and other income on the Consolidated Statements of Income.

      Derivative liabilities totaling approximately $411,000 related to the Operating Partnership's interest rate swap agreement, with a notional amount of $19.2 million, are recorded in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets at December 31, 2001. The fair value of our interest rate swap agreement was $(411,000) at December 31, 2001. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

      Accumulated other comprehensive loss represents net income plus the results of certain non-partners' capital changes not reflected in the Consolidated Statements of Income. The components of accumulated other comprehensive loss are as follows ($ in thousands):

                                                         December 31,    December 31,
                                                             2001            2000
                                                         ------------    ------------
Net Income ...........................................   $    150,253    $    153,705
Accumulated other comprehensive loss:
   Unrealized derivative losses on cashflow hedges ...           (411)             --
   Reclassification of past hedging relationships ....        (10,597)             --
   Amortization of past hedging relationships ........          1,567              --
                                                         ------------    ------------
      Total accumulated comprehensive loss ...........         (9,441)             --
                                                         ------------    ------------
      Total comprehensive income .....................   $    140,812    $    153,705
                                                         ============    ============

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

10. EARNINGS PER COMMON UNIT

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

      The following table sets forth the computation of basic and diluted earnings per Common Unit:

                                                                                 2001          2000          1999
                                                                              ----------    ----------    ----------
                                                                             ($ in thousands, except per unit amounts)
Numerator:
      Income before extraordinary item ....................................   $  150,967    $  158,437    $  166,926
      Distributions on preferred units ....................................      (31,500)      (32,580)      (32,580)
      Extraordinary item -- loss on early extinguishment of debt ..........         (714)       (4,732)       (7,341)
                                                                              ----------    ----------    ----------
Numerator for basic earnings per Common Unit -- net
      income available for Class A Common Unit holders ....................   $  118,753    $  121,125    $  127,005
Numerator for diluted earnings per share -- net income
      available for Class A Common Unit holders - after assumed conversions   $  118,753    $  121,125    $  127,005

Denominator:
Denominator for basic earnings per Common
      Unit -- weighted-average shares .....................................       61,430        67,054        70,182
      Effect of dilutive securities:
           Employee stock options .........................................          337           161            78
           Warrants .......................................................            6            10             8
                                                                              ----------    ----------    ----------
      Dilutive potential Common Units .....................................          343           171            86
Denominator for diluted earnings per Common
      Unit -- adjusted weighted average Common Units and
      assumed conversions .................................................       61,773        67,225        70,268
Basic earnings per Common Unit ............................................   $     1.93    $     1.81    $     1.81
                                                                              ==========    ==========    ==========
Diluted earnings per Common Unit ..........................................   $     1.92    $     1.80    $     1.81
                                                                              ==========    ==========    ==========

11. STOCK OPTIONS AND WARRANTS

      As of December 31, 2001, 6,000,000 shares of the Company's authorized Common Stock were reserved for issuance upon the exercise of options under the Amended and Restated 1994 Stock Option Plan. Options generally vest over a four- or five-year period beginning with the date of grant.

      In 1995, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). SFAS 123 recommends the use of a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date on the fair value of the award and is recognized over the service period (generally the vesting period of the award). However, SFAS 123 specifically allows an entity to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") so long as pro forma disclosures of net income and earnings per share are made as if SFAS 123 had been adopted. The Operating Partnership has elected to follow APB 25 and related interpretations in accounting for its employee stock options because the Operating Partnership believes that the models available to estimate the fair value of employee stock options do not provide a reliable single measure of the fair value of employee stock options. Moreover, such models required the input of highly subjective assumptions, which can materially affect the fair value estimates. APB 25

                      HIGHWOODS REALTY LIMITED PARTNERSHIP
requires the recognition of compensation expense at the date of grant equal to the difference between the option price and the value of the underlying stock. Because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, the Operating Partnership records no compensation expense for the award of employee stock options.

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

      Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, only options granted subsequent to that date were valued using this Black-Scholes model. The fair value of the options granted in 2001 was estimated at the dates of grant using the following weighted average assumptions: risk-free interest rates ranging between 5.76% and 6.11%, dividend yield of 9.00%, expected volatility of 17.2% and a weighted average expected life of the options of four years. The fair value of the options granted in 2000 was estimated at the dates of grant using the following weighted average assumptions: risk-free interest rates ranging between 5.78% and 6.67%, dividend yield of 10.91%, expected volatility of 21.5% and a weighted average expected life of the options of five years. The fair value of the options granted in 1999 was estimated at the dates of grant using the following weighted average assumptions: risk-free interest rates ranging between 4.21% and 6.81%, dividend yield of 10.65%, expected volatility of 22.0% and a weighted average expected life of the options of five years. Had the compensation cost for the stock option plans been determined based on the fair value at the dates of grant for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS 123, the Operating Partnership's net income and net income per unit would have decreased to the pro forma amounts indicated below:

                                                                             Year ended
                                                                             December 31
                                                             ------------------------------------------
                                                                 2001           2000           1999
                                                             ------------   ------------   ------------
                                                             ($ in thousands, except per unit amounts)
Net income available for common unitholders -- as reported   $    118,753   $    121,125   $    127,005
Net income available for common unitholders -- pro forma .   $    116,438   $    118,686   $    124,673
Net income per common unit -- basic (as reported) ........   $       1.93   $       1.81   $       1.81
Net income per common unit -- diluted (as reported) ......   $       1.92   $       1.80   $       1.81
Net income per common unit -- basic (pro forma) ..........   $       1.90   $       1.77   $       1.78
Net income per common unit -- diluted (pro forma) ........   $       1.88   $       1.77   $       1.77

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

      The following table summarizes information about stock options outstanding at December 31, 2001, 2000 and 1999:

                                                          Options Outstanding
                                                       -------------------------
                                                                       Weighted
                                                                        Average
                                                         Number        Exercise
                                                        of Shares        Price
                                                       ----------     ----------
Balances at December 31, 1998 .....................     4,023,551     $    29.83
Options granted ...................................     1,091,051          22.24
Options canceled ..................................      (614,328)         30.82
Options exercised .................................      (100,840)         19.91
                                                       ----------     ----------

Balances at December 31, 1999 .....................     4,399,434          28.01
Options granted ...................................     1,050,204          20.96
Options canceled ..................................    (2,072,453)         32.17
Options exercised .................................      (103,527)         16.87
                                                       ----------     ----------

Balances at December 31, 2000 .....................     3,273,658          23.06
Options granted ...................................       741,883          25.02
Options canceled ..................................      (119,123)         26.98
Options exercised .................................       (41,794)         18.27
                                                       ----------     ----------

Balances at December 31, 2001 .....................     3,854,624     $    23.38
                                                       ==========     ==========

                                                          Options Exercisable
                                                       -------------------------
                                                                       Weighted
                                                                        Average
                                                         Number        Exercise
                                                        of Shares        Price
                                                       ----------     ----------
December 31, 1999 .................................     1,227,004     $    26.47
December 31, 2000 .................................     1,242,629     $    24.45
December 31, 2001 .................................     1,712,626     $    23.76

      Exercise prices for options outstanding as of December 31, 2001 ranged from $9.54 to $30.70. The weighted average remaining contractual life of those options is 7.1 years. Using the Black-Scholes options valuation model, the weighted average fair value of options granted during 2001, 2000 and 1999 was $1.11, $0.90 and $0.68, respectively.

Warrants

      In connection with various acquisitions in 1997, 1996 and 1995, the Company issued warrants to purchase shares of Common Stock. The following table sets forth information regarding warrants outstanding as of December 31, 2001:

                                                          Number of
                                                          Warrants      Exercise
           Date of Issuance                              Outstanding      Price
           ----------------                              -----------    --------
February 1995 ....................................            35,000    $  21.00
April 1996 .......................................           150,000    $  28.00
October 1997 .....................................           538,035    $  32.50
December 1997 ....................................           120,000    $  34.13
                                                            --------
Total ............................................           843,035
                                                            ========

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

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

12. COMMITMENTS AND CONTINGENCIES

Land Leases

      Certain properties in the Operating Partnership's wholly-owned portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index or on a predetermined schedule.

      For three properties, the Operating Partnership has the option to purchase the leased land during the lease term at the greater of 85.0% of appraised value or $35,000 per acre.

      For one property, the Operating Partnership has the option to purchase the leased land at any time during the lease term. The purchase price ranges from $1,800,000 to $2,200,000 depending on the exercise date.

      The obligation for future minimum lease payments is as follows ($ in thousands):

                  2002...........................     $  1,221
                  2003...........................        1,203
                  2004...........................        1,204
                  2005...........................        1,206
                  2006...........................        1,183
                  Thereafter.....................       47,639
                                                      --------
                                                      $ 53,656
                                                      ========

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

Contracts

      The Operating Partnership has entered into construction contracts totaling $101.7 million at December 31, 2001. The amounts remaining to be paid under these contracts as of December 31, 2001 totaled $30.5 million.

      The Operating Partnership has entered into various contracts under which it is committed to acquire eight acres of land over a three year period for an aggregate purchase price of approximately $628,000.

Capital Expenditures

      The Operating Partnership presently has no plans for major capital improvements to the existing properties, other than normal recurring building improvements, tenant improvements and lease commissions.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

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

13. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosures of estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Operating Partnership could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying amounts and estimated fair values of the Operating Partnership's financial instruments at December 31, 2001 were as follows:

                                                    Carrying          Fair
                                                     Amount           Value
                                                  ------------    ------------
                                                        ($ in thousands)
            Cash and cash equivalents ..........  $        794    $        794
            Accounts and notes receivable.......  $     37,027    $     37,027
            Mortgages and notes payable ........  $ (1,672,230)   $ (1,693,629)
            Interest rate hedge contract .......  $       (411)   $       (411)

      The fair values for the Operating Partnership's fixed rate mortgages and notes payable were estimated using discounted cash flow analysis, based on the Operating Partnership's estimated incremental borrowing rate at December 31, 2001, for similar types of borrowing arrangements. The carrying amounts of the Operating Partnership's variable rate borrowings approximate fair value.

      The fair values of the Operating Partnership's interest rate hedge contracts represent the estimated amount the Operating Partnership would receive or pay to terminate or replace the financial instruments at current market rates.

      Disclosures about the fair value of financial instruments are based on relevant information available to the Operating Partnership at December 31, 2001. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

14. ACQUISITIONS AND DISPOSITIONS

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

      During 2000, the Operating Partnership contributed to joint ventures or sold approximately 8.2 million rentable square feet of office, industrial and retail properties and 272 acres of development land for gross proceeds of $801.1 million. The Operating Partnership recorded a gain of $4.7 million related to these dispositions.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

      During 2001, the Operating Partnership contributed to joint ventures or sold approximately 425,000 rentable square feet of office and industrial properties, 215.7 acres of development land and 1,672 apartment units for gross proceeds of $180.3 million. The Operating Partnership recorded a gain of $16.2 million related to these dispositions. Since December 31, 2001 through February 19, 2002, the Operating Partnership has sold 128,000 square feet of office properties and 43.0 acres of development land for gross proceeds of $22.1 million.

15. SEGMENT INFORMATION

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

      The accounting policies of the segments are the same as those described in
Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the years ended December 31, 2001, 2000 and 1999:

                                                          2001            2000            1999
                                                      ------------    ------------    ------------
                                                                    ($ in thousands)
Rental Income:
Office segment ....................................   $    411,967    $    442,454    $    464,450
Industrial segment ................................         47,046          45,758          51,168
Retail segment ....................................         37,734          36,127          32,799
Apartment segment .................................          8,531          17,474          16,822
                                                      ------------    ------------    ------------
Total Rental Income ...............................   $    505,278    $    541,813    $    565,239
                                                      ============    ============    ============

Net Operating Income:
Office segment ....................................   $    281,565    $    311,130    $    318,031
Industrial segment ................................         38,940          38,269          42,361
Retail segment ....................................         25,319          25,054          21,685
Apartment segment .................................          4,915          10,190           9,486
                                                      ------------    ------------    ------------
Total Net Operating Income ........................   $    350,739    $    384,643    $    391,563

Reconciliation to income before extraordinary item:
Equity in income of unconsolidated affiliates .....          8,276           3,112             633
Cost of unsuccessful transactions .................             --              --          (1,500)
Gain on disposition of assets .....................         16,197           4,657           7,997
Interest and other income .........................         22,317          17,000          14,002
Interest expense ..................................       (104,473)       (108,795)       (111,385)
General and administrative expenses ...............        (21,100)        (23,092)        (22,345)
Depreciation and amortization .....................       (120,989)       (119,088)       (112,039)
                                                      ------------    ------------    ------------
Income before extraordinary item ..................   $    150,967    $    158,437    $    166,926
                                                      ============    ============    ============

                                                                     At December 31
                                                      --------------------------------------------
                                                          2001            2000            1999
                                                      ------------    ------------    ------------
Total Assets:
Office segment ....................................   $  2,766,572    $  2,638,007    $  2,995,360
Industrial segment ................................        343,606         299,660         435,022
Retail segment ....................................        263,622         273,023         258,853
Apartment segment .................................         10,397         118,144         118,549
Corporate and other ...............................        204,358         332,203         164,295
                                                      ------------    ------------    ------------
Total Assets ......................................   $  3,588,555    $  3,661,037    $  3,972,079
                                                      ============    ============    ============

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

16. SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

      Selected quarterly financial data for the years ended December 31, 2001 and 2000 are as follows ($ in thousands):

                                                                  For the year ended December 31, 2001
                                         --------------------------------------------------------------------------------------
                                         First Quarter     Second Quarter    Third Quarter     Fourth Quarter         Total
                                         --------------    --------------    --------------    --------------    --------------
Total Revenue ........................   $      135,724    $      134,090    $      133,138    $      132,919    $      535,871
                                         --------------    --------------    --------------    --------------    --------------

Income before gain on disposition of
   land and depreciable assets and
   extraordinary item ................           37,325            35,635            36,060            25,750           134,770
Gain on disposition of land
   and depreciable assets ............            7,071             5,695             3,357                74            16,197
                                         --------------    --------------    --------------    --------------    --------------
Income before extraordinary item .....           44,396            41,330            39,417            25,824           150,967
Extraordinary item -- loss on
   early extinguishment of debt ......             (193)             (325)               --              (196)             (714)
                                         --------------    --------------    --------------    --------------    --------------

Net income ...........................           44,203            41,005            39,417            25,628           150,253
Distributions on preferred units .....           (8,145)           (7,929)           (7,713)           (7,713)          (31,500)
                                         --------------    --------------    --------------    --------------    --------------

Net income available for Class A
   common units ......................   $       36,058    $       33,076    $       31,704    $       17,915    $      118,753
                                         ==============    ==============    ==============    ==============    ==============

Net income per common unit -- basic:
   Income before extraordinary
    item .............................   $         0.57    $         0.55    $         0.52    $         0.30    $         1.94
   Extraordinary item - loss on
    early extinguishment of debt .....               --             (0.01)               --                --             (0.01)
                                         --------------    --------------    --------------    --------------    --------------

   Net income ........................   $         0.57    $         0.54    $         0.52    $         0.30    $         1.93
                                         ==============    ==============    ==============    ==============    ==============

Net income per common unit -- diluted:
   Income before extraordinary
    item .............................   $         0.56    $         0.55    $         0.52    $         0.30    $         1.93
   Extraordinary item - loss on
    early extinguishment of debt .....               --             (0.01)               --                --             (0.01)
                                         --------------    --------------    --------------    --------------    --------------

   Net income ........................   $         0.56    $         0.54    $         0.52    $         0.30    $         1.92
                                         ==============    ==============    ==============    ==============    ==============

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                                                                       For the year ended December 31, 2000
                                              -------------------------------------------------------------------------------------
                                              First Quarter     Second Quarter    Third Quarter     Fourth Quarter         Total
                                              --------------    --------------    --------------    --------------    -------------
Total Revenue .............................   $      140,282    $      144,114    $      137,664    $      139,865    $     561,925
                                              --------------    --------------    --------------    --------------    -------------

Income before cost of unsuccessful
   transactions, gain/(loss) on disposition
   of assets and extraordinary item .......           40,828            40,966            36,115            35,871          153,780
Gain/(loss) on disposition of assets ......            6,946           (26,062)           10,557            13,216            4,657
                                              --------------    --------------    --------------    --------------    -------------
Income before extraordinary item ..........           47,774            14,904            46,672            49,087          158,437
Extraordinary item -- loss on early
   extinguishment of debt .................             (195)             (839)           (3,310)             (388)          (4,732)
                                              --------------    --------------    --------------    --------------    -------------

Net income ................................           47,579            14,065            43,362            48,699          153,705
Distributions on preferred units ..........           (8,145)           (8,145)           (8,145)           (8,145)         (32,580)
                                              --------------    --------------    --------------    --------------    -------------

Net income available for Class A
   common units ...........................   $       39,434    $        5,920    $       35,217    $       40,554    $     121,125
                                              ==============    ==============    ==============    ==============    =============

Net income per common unit -- basic:
   Income before extraordinary
    item ..................................   $         0.57    $         0.10    $         0.58    $         0.63    $        1.88
   Extraordinary item - loss on early
    extinguishment of debt ................               --             (0.01)            (0.05)            (0.01)           (0.07)
                                              --------------    --------------    --------------    --------------    -------------

    Net income ............................   $         0.57    $         0.09    $         0.53    $         0.62    $        1.81
                                              ==============    ==============    ==============    ==============    =============

Net income per common unit -- diluted:
   Income before extraordinary
    item ..................................   $         0.57    $         0.10    $         0.58    $         0.62    $        1.87
   Extraordinary item - loss on early
    extinguishment of debt ................               --             (0.01)            (0.05)            (0.01)           (0.07)
                                              --------------    --------------    --------------    --------------    -------------

    Net income ............................   $         0.57    $         0.09    $         0.53    $         0.61    $        1.80
                                              ==============    ==============    ==============    ==============    =============

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III  -  REAL ESTATE AND ACCUMULATED DEPRECIATION

12/31/2000
(In Thousands)

                                                                                                    Initial Cost
                                                                                               ----------------------
                                                                               2001                       Building &
                 Description                     JDE          City         Encumberance          Land    Improvements
---------------------------------------------   -----       -------        ------------        -------   ------------
Atlanta, GA
1035 Fred Drive                                 20410       Atlanta                                270       1,239
1700 Century Center                             20180       Atlanta                              1,115       3,148
1700 Century Circle                             28330       Atlanta                                 --       2,456
1800 Century Boulevard                          20190       Atlanta                              1,441      28,939
1875 Century Boulevard                          20200       Atlanta                                 --       8,790
1900 Century Boulevard                          20210       Atlanta                                 --       4,721
2200 Century Parkway                            20220       Atlanta                                 --      14,274
2400 Century Center                             20230       Atlanta                                 --      14,970
2600 Century Parkway                            20240       Atlanta                                 --      10,254
2635 Century Parkway                            20250       Atlanta                                 --      21,083
2800 Century Parkway                            20260       Atlanta                                 --      19,963
400 North Business Park                         20070       Atlanta                                979       6,112
50 Glenlake                                     20080       Atlanta                              2,500      20,000
5125 Fulton Industrial Drive                    20430       Atlanta                                578       3,116
6348 Northeast Expressway                       20090       Atlanta                                277       1,629
6438 Northeast Expressway                       20100       Atlanta                                181       2,225
Bluegrass Lakes I                               20110       Atlanta                                816       3,775
Bluegrass Land Site V10                         20160       Atlanta                              1,823          --
Bluegrass Land Site V14                         20170       Atlanta                              2,365          --
Bluegrass Place I                               20130       Atlanta                                491       2,016
Bluegrass Place II                              20140       Atlanta                                412       2,529
Bluegrass Valley                                20150       Atlanta                              1,363          --
Century Plaza I                                 20340       Atlanta                              1,290       8,425
Century Plaza II                                20350       Atlanta                              1,380       7,589
Century Plaza III                               20360       Atlanta                                570          --
Chastain Place I                                20280       Atlanta                                472       3,011
Chastain Place II                               20290       Atlanta                                607       2,097
Chastain Place III                              20300       Atlanta                                539       1,662
Chattahoochee Avenue                            20270       Atlanta                                248       1,817
Corporate Lakes                                 20320       Atlanta                              1,275       7,227
Cosmopolitan North                              20330       Atlanta                              2,855       4,155
EKA Chemical                                    20400       Atlanta                                609       9,883
Gwinnett Distribution Center                    20470       Atlanta                              1,128       5,943
Highwoods Center I at Tradeport                 20720       Atlanta                                305       3,299
Highwoods Center II at Tradeport                20710       Atlanta                                635       3,474
Highwoods Center III at Tradeport               28590       Atlanta                                402       2,121
Kennestone Corporate Center                     20480       Atlanta                                518       4,874
La Vista Business Park                          20490       Atlanta                                821       5,244

                                                    Cost Capitalized          Gross Amount at
                                                      subsequent to          Which Carried at
                                                       Acquistion             Close of Period
                                                -----------------------  ----------------------
                                                           Building &               Building &                 Accumulated
                 Description                     Land     Improvements     Land    Improvements     Total     Depreciation
---------------------------------------------   ------    ------------   -------   ------------   ---------   ------------
Atlanta, GA
1035 Fred Drive                                     --           38          270       1,277          1,547            159
1700 Century Center                                 --          567        1,115       3,715          4,830            732
1700 Century Circle                                 --           --           --       2,456          2,456             64
1800 Century Boulevard                              --          857        1,441      29,796         31,237          3,829
1875 Century Boulevard                              --          483           --       9,273          9,273          1,222
1900 Century Boulevard                              --          815           --       5,536          5,536            932
2200 Century Parkway                                --        1,667           --      15,941         15,941          2,397
2400 Century Center                                 --           50           --      15,020         15,020          2,588
2600 Century Parkway                                --        1,162           --      11,416         11,416          1,503
2635 Century Parkway                                --        1,379           --      22,462         22,462          3,048
2800 Century Parkway                                --          670           --      20,633         20,633          2,555
400 North Business Park                             --          241          979       6,353          7,332            794
50 Glenlake                                         --          285        2,500      20,285         22,785          2,193
5125 Fulton Industrial Drive                        --           92          578       3,208          3,786            423
6348 Northeast Expressway                           --          107          277       1,736          2,013            217
6438 Northeast Expressway                           --          122          181       2,347          2,528            295
Bluegrass Lakes I                                   --          (11)         816       3,764          4,580            477
Bluegrass Land Site V10                             --           --        1,823          --          1,823             --
Bluegrass Land Site V14                             --           --        2,365          --          2,365             --
Bluegrass Place I                                   --           30          491       2,046          2,537            225
Bluegrass Place II                                  --           41          412       2,570          2,982            282
Bluegrass Valley                                    --        3,641        1,363       3,641          5,004            232
Century Plaza I                                     --        1,091        1,290       9,516         10,806            589
Century Plaza II                                    --          363        1,380       7,952          9,332            487
Century Plaza III                                  293           --          863          --            863             --
Chastain Place I                                    --          952          472       3,963          4,435            987
Chastain Place II                                   --           16          607       2,113          2,720            435
Chastain Place III                                  --           (1)         539       1,661          2,200            284
Chattahoochee Avenue                                --          285          248       2,102          2,350            415
Corporate Lakes                                     --          589        1,275       7,816          9,091          1,204
Cosmopolitan North                                  --        1,328        2,855       5,483          8,338          1,039
EKA Chemical                                        --            3          609       9,886         10,495            937
Gwinnett Distribution Center                        --          415        1,128       6,358          7,486            876
Highwoods Center I at Tradeport                     --          118          305       3,417          3,722            550
Highwoods Center II at Tradeport                    --          757          635       4,231          4,866            503
Highwoods Center III at Tradeport                    3          123          405       2,244          2,649              7
Kennestone Corporate Center                         --          309          518       5,183          5,701            664
La Vista Business Park                              --          673          821       5,917          6,738            882

                                                                  Life on
                                                                   Which
                                                  Date of      Depreciation
                 Description                    Construction    is Computed
---------------------------------------------   ------------   ------------
Atlanta, GA
1035 Fred Drive                                     1973         5-40 yrs.
1700 Century Center                                 1972         5-40 yrs.
1700 Century Circle                                 1983         5-40 yrs.
1800 Century Boulevard                              1975         5-40 yrs.
1875 Century Boulevard                              1976         5-40 yrs.
1900 Century Boulevard                              1971         5-40 yrs.
2200 Century Parkway                                1971         5-40 yrs.
2400 Century Center                                 1998         5-40 yrs.
2600 Century Parkway                                1973         5-40 yrs.
2635 Century Parkway                                1980         5-40 yrs.
2800 Century Parkway                                1983         5-40 yrs.
400 North Business Park                             1985         5-40 yrs.
50 Glenlake                                         1997         5-40 yrs.
5125 Fulton Industrial Drive                        1973         5-40 yrs.
6348 Northeast Expressway                           1978         5-40 yrs.
6438 Northeast Expressway                           1981         5-40 yrs.
Bluegrass Lakes I                                   1999         5-40 yrs.
Bluegrass Land Site V10                             1999         5-40 yrs.
Bluegrass Land Site V14                             1999         5-40 yrs.
Bluegrass Place I                                   1995         5-40 yrs.
Bluegrass Place II                                  1996         5-40 yrs.
Bluegrass Valley                                    2000         5-40 yrs.
Century Plaza I                                     1981         5-40 yrs.
Century Plaza II                                    1984         5-40 yrs.
Century Plaza III                                   1984         5-40 yrs.
Chastain Place I                                    1997         5-40 yrs.
Chastain Place II                                   1998         5-40 yrs.
Chastain Place III                                  1999         5-40 yrs.
Chattahoochee Avenue                                1970         5-40 yrs.
Corporate Lakes                                     1988         5-40 yrs.
Cosmopolitan North                                  1980         5-40 yrs.
EKA Chemical                                        1998         5-40 yrs.
Gwinnett Distribution Center                        1991         5-40 yrs.
Highwoods Center I at Tradeport                     1999         5-40 yrs.
Highwoods Center II at Tradeport                    1999         5-40 yrs.
Highwoods Center III at Tradeport                   2001         5-40 yrs.
Kennestone Corporate Center                         1985         5-40 yrs.
La Vista Business Park                              1973         5-40 yrs.



                                                                                                    Initial Cost
                                                                                               ----------------------
                                                                               2001                       Building &
                 Description                     JDE          City         Encumberance          Land    Improvements
---------------------------------------------   -----       -------        ------------        -------   ------------
Newpoint Place I                                20520       Atlanta                                825       3,799
Newpoint Place II                               20530       Atlanta                              1,436       3,321
Newpoint Place III                              20540       Atlanta                                661       1,866
Newpoint Place Land                             20550       Atlanta                                187          --
Norcross I & II                                 20500       Atlanta                                326       1,979
Nortel                                          20510       Atlanta                              3,342      32,109
Oakbrook I                                      20570       Atlanta             (6)                873       4,948
Oakbrook II                                     20580       Atlanta             (6)              1,579       8,388
Oakbrook III                                    20590       Atlanta             (6)              1,480       8,388
Oakbrook IV                                     20600       Atlanta             (6)                953       5,400
Oakbrook Summit                                 20620       Atlanta                                950       6,572
Oakbrook V                                      20610       Atlanta             (6)              2,206      12,501
Oxford Lake Business Center                     20630       Atlanta                                855       7,014
Peachtree Corners Land                          20650       Atlanta                              1,232          --
Southside Distribution Center                   20690       Atlanta                                810       1,219
Tradeport Land                                  20730       Atlanta                              5,726          --
Tradeport Place I                               20740       Atlanta                                557       2,669
Tradeport Place II                              20750       Atlanta                                557       3,456
Tradeport Place III                             20760       Atlanta                                 --          --
Tradeport Place IV                              28260       Atlanta                                661       3,182
Two Point Royal                                 20060       Atlanta                              1,793      14,951

Baltimore, MD
Sportsman Club Land                             20770      Baltimore                            24,700          --

Charlotte, NC
4101 Stuart Andrew Boulevard                    20800      Charlotte                                70         510
4105 Stuart Andrew Boulevard                    20810      Charlotte                                26         189
4109 Stuart Andrew Boulevard                    20820      Charlotte                                87         636
4201 Stuart Andrew Boulevard                    20830      Charlotte                               110         809
4205 Stuart Andrew Boulevard                    20840      Charlotte                               134         979
4209 Stuart Andrew Boulevard                    20850      Charlotte                                91         665
4215 Stuart Andrew Boulevard                    20860      Charlotte                               133         978
4301 Stuart Andrew Boulevard                    20870      Charlotte                               232       1,702
4321 Stuart Andrew Boulevard                    20880      Charlotte                                73         534
4601 Park Square                                20890      Charlotte                             2,601       7,802
Alston & Bird                                   20900      Charlotte                             2,362       5,379
Eight Parkway Plaza Building                    21130      Charlotte                                --       4,698
Eleven Parkway Plaza Building                   21150      Charlotte                                --       2,328
First Citizens Building                         20910      Charlotte                               647       5,528
Fourteen Parkway Plaza Building                 21170      Charlotte                               483       6,077
Mallard Creek I                                 20930      Charlotte                             1,248       4,142
Mallard Creek III                               20940      Charlotte                               845       4,762
Mallard Creek IV                                20950      Charlotte                               348       1,152
Mallard Creek V                                 20960      Charlotte                             1,665       8,738
Mallard Creek VI                                20970      Charlotte                               839          --
Nine Parkway Plaza Building                     21140      Charlotte                                --       6,008
Oakhill Business Park English Oak               21000      Charlotte            (6)                750       4,248
Oakhill Business Park Laurel Oak                21010      Charlotte            (6)                471       2,671
Oakhill Business Park Live Oak                  21020      Charlotte                             1,403       5,611
Oakhill Business Park Scarlet Oak               21030      Charlotte            (6)              1,073       6,078
Oakhill Business Park Twin Oak                  21040      Charlotte            (6)              1,243       7,044

                                                   Cost Capitalized          Gross Amount at
                                                     subsequent to          Which Carried at
                                                      Acquistion             Close of Period
                                               -----------------------  ----------------------
                                                          Building &               Building &                 Accumulated
                 Description                    Land     Improvements     Land    Improvements     Total     Depreciation
---------------------------------------------  ------    ------------   -------   ------------   ---------   ------------
Newpoint Place I                                   --           20          825       3,819          4,644          1,006
Newpoint Place II                                  47        1,536        1,483       4,857          6,340            417
Newpoint Place III                                 --          705          661       2,571          3,232            456
Newpoint Place Land                             1,935           10        2,122          10          2,132             --
Norcross I & II                                    --          103          326       2,082          2,408            262
Nortel                                             --           14        3,342      32,123         35,465          3,045
Oakbrook I                                         --          273          873       5,221          6,094            759
Oakbrook II                                        --        1,299        1,579       9,687         11,266          1,787
Oakbrook III                                       --          339        1,480       8,727         10,207          1,325
Oakbrook IV                                        --          401          953       5,801          6,754            831
Oakbrook Summit                                    --          706          950       7,278          8,228          1,048
Oakbrook V                                         --          898        2,206      13,399         15,605          2,114
Oxford Lake Business Center                        --          259          855       7,273          8,128            858
Peachtree Corners Land                                          --        1,232          --          1,232             --
Southside Distribution Center                      --        3,391          810       4,610          5,420            571
Tradeport Land                                                  23        5,726          23          5,749              1
Tradeport Place I                                  --          184          557       2,853          3,410            420
Tradeport Place II                                 --           59          557       3,515          4,072            581
Tradeport Place III                               668        3,835          668       3,835          4,503            275
Tradeport Place IV                                 --          (12)         661       3,170          3,831             --
Two Point Royal                                    --          373        1,793      15,324         17,117          1,634

Baltimore, MD
Sportsman Club Land                                --           --       24,700          --         24,700             --

Charlotte, NC                                      --
4101 Stuart Andrew Boulevard                       --          265           70         775            845            266
4105 Stuart Andrew Boulevard                       --           34           26         223            249             52
4109 Stuart Andrew Boulevard                       --           72           87         708            795            136
4201 Stuart Andrew Boulevard                       --           88          110         897          1,007            174
4205 Stuart Andrew Boulevard                       --           63          134       1,042          1,176            199
4209 Stuart Andrew Boulevard                       --          106           91         771            862            168
4215 Stuart Andrew Boulevard                       --           94          133       1,072          1,205            210
4301 Stuart Andrew Boulevard                       --          171          232       1,873          2,105            359
4321 Stuart Andrew Boulevard                       --           42           73         576            649            108
4601 Park Square                                   --          322        2,601       8,124         10,725            792
Alston & Bird                                       4           40        2,366       5,419          7,785            534
Eight Parkway Plaza Building                       --          203           --       4,901          4,901            747
Eleven Parkway Plaza Building                     160          219          160       2,547          2,707            387
First Citizens Building                            --          699          647       6,227          6,874          1,390
Fourteen Parkway Plaza Building                    --          963          483       7,040          7,523            733
Mallard Creek I                                    --          605        1,248       4,747          5,995            501
Mallard Creek III                                  --          140          845       4,902          5,747            469
Mallard Creek IV                                   --            4          348       1,156          1,504            105
Mallard Creek V                                    --        2,145        1,665      10,883         12,548          1,023
Mallard Creek VI                                                --          839          --            839             --
Nine Parkway Plaza Building                        --           40           --       6,048          6,048            918
Oakhill Business Park English Oak                  --          300          750       4,548          5,298            644
Oakhill Business Park Laurel Oak                   --          405          471       3,076          3,547            554
Oakhill Business Park Live Oak                     --        1,152        1,403       6,763          8,166          1,211
Oakhill Business Park Scarlet Oak                  --          545        1,073       6,623          7,696          1,051
Oakhill Business Park Twin Oak                     --          653        1,243       7,697          8,940          1,191

                                                                 Life on
                                                                  Which
                                                 Date of      Depreciation
                 Description                   Construction    is Computed
---------------------------------------------  ------------   ------------
Newpoint Place I                                   1998         5-40 yrs.
Newpoint Place II                                  1999         5-40 yrs.
Newpoint Place III                                 1998         5-40 yrs.
Newpoint Place Land                                N/A             N/A
Norcross I & II                                    1970         5-40 yrs.
Nortel                                             1998         5-40 yrs.
Oakbrook I                                         1981         5-40 yrs.
Oakbrook II                                        1983         5-40 yrs.
Oakbrook III                                       1984         5-40 yrs.
Oakbrook IV                                        1985         5-40 yrs.
Oakbrook Summit                                    1981         5-40 yrs.
Oakbrook V                                         1985         5-40 yrs.
Oxford Lake Business Center                        1985         5-40 yrs.
Peachtree Corners Land                             N/A             N/A
Southside Distribution Center                      1988         5-40 yrs.
Tradeport Land                                     N/A             N/A
Tradeport Place I                                  1999         5-40 yrs.
Tradeport Place II                                 1999         5-40 yrs.
Tradeport Place III                                1999         5-40 yrs.
Tradeport Place IV                                 2001         5-40 yrs.
Two Point Royal                                    1997         5-40 yrs.

Baltimore, MD
Sportsman Club Land                                N/A             N/A

Charlotte, NC
4101 Stuart Andrew Boulevard                       1984         5-40 yrs.
4105 Stuart Andrew Boulevard                       1984         5-40 yrs.
4109 Stuart Andrew Boulevard                       1984         5-40 yrs.
4201 Stuart Andrew Boulevard                       1982         5-40 yrs.
4205 Stuart Andrew Boulevard                       1982         5-40 yrs.
4209 Stuart Andrew Boulevard                       1982         5-40 yrs.
4215 Stuart Andrew Boulevard                       1982         5-40 yrs.
4301 Stuart Andrew Boulevard                       1982         5-40 yrs.
4321 Stuart Andrew Boulevard                       1982         5-40 yrs.
4601 Park Square                                   1972         5-40 yrs.
Alston & Bird                                      1965         5-40 yrs.
Eight Parkway Plaza Building                       1986         5-40 yrs.
Eleven Parkway Plaza Building                      1999         5-40 yrs.
First Citizens Building                            1989         5-40 yrs.
Fourteen Parkway Plaza Building                    1999         5-40 yrs.
Mallard Creek I                                    1986         5-40 yrs.
Mallard Creek III                                  1990         5-40 yrs.
Mallard Creek IV                                   1993         5-40 yrs.
Mallard Creek V                                    1999         5-40 yrs.
Mallard Creek VI                                   N/A             N/A
Nine Parkway Plaza Building                        1984         5-40 yrs.
Oakhill Business Park English Oak                  1984         5-40 yrs.
Oakhill Business Park Laurel Oak                   1984         5-40 yrs.
Oakhill Business Park Live Oak                     1989         5-40 yrs.
Oakhill Business Park Scarlet Oak                  1982         5-40 yrs.
Oakhill Business Park Twin Oak                     1985         5-40 yrs.

                                                                                                    Initial Cost
                                                                                               ----------------------
                                                                               2001                       Building &
                 Description                     JDE          City         Encumberance          Land    Improvements
---------------------------------------------   -----       -------        ------------        -------   ------------
Oakhill Business Park Water Oak                 21060      Charlotte            (6)              1,623       9,196
Oakhill Business Park Willow Oak                21050      Charlotte            (6)                442       2,505
Oakhill Land                                    20990      Charlotte                             2,796          --
Oakhill Land                                    28700      Charlotte                             1,148          --
One Parkway Plaza Building                      21080      Charlotte                             1,110       4,741
Pinebrook                                       21070      Charlotte                               846       4,607
Ridgefield                                      20030      Charlotte                               793          --
Seven Parkway Plaza Building                    21120      Charlotte                                --       4,648
Six Parkway Plaza Building                      21110      Charlotte                                --       2,438
Three Parkway Plaza Building                    21100      Charlotte            (3)              1,570       6,282
Twelve Parkway Plaza Building                   21160      Charlotte                               112       1,489
Twin Lakes Distribution Center                  20920      Charlotte                             2,816       6,570
Two Parkway Plaza Building                      21090      Charlotte                             1,694       6,777
University Center                               28400      Charlotte                             1,296         216
University Center - Land                        28410      Charlotte                             7,840          --

Columbia, SC
Centerpoint I                                   21270       Columbia                             1,313       7,441
Centerpoint II                                  21280       Columbia                             1,183       8,724
Centerpoint V                                   21290       Columbia                               265       1,279
Centerpoint VI                                  21300       Columbia                               276          --
Fontaine I                                      21310       Columbia                             1,219       6,907
Fontaine II                                     21320       Columbia                               941       5,335
Fontaine III                                    21330       Columbia                               853       4,833
Fontaine V                                      21340       Columbia                               395       2,237

Piedmont Triad, NC
101 Stratford                                   26290    Piedmont Triad                          1,205       6,810
150 Stratford                                   26180    Piedmont Triad                          2,777      11,459
160 Stratford-- Land                            28370    Piedmont Triad                          1,327          --
2606 Phoenix Drive-100 Series                   21940    Piedmont Triad                             63         466
2606 Phoenix Drive-200 Series                   21950    Piedmont Triad                             63         466
2606 Phoenix Drive-300 Series                   21960    Piedmont Triad                             31         229
2606 Phoenix Drive-400 Series                   21970    Piedmont Triad                             52         382
2606 Phoenix Drive-500 Series                   21980    Piedmont Triad                             64         471
2606 Phoenix Drive-600 Series                   21990    Piedmont Triad                             78         575
2606 Phoenix Drive-700 Series                   22000    Piedmont Triad                             --         533
2606 Phoenix Drive-800 Series                   22010    Piedmont Triad                                      2,308
500 Northridge                                  26570    Piedmont Triad                          1,789       4,174
500 Radar Road                                  22110    Piedmont Triad                            202       1,484
502 Radar Road                                  22120    Piedmont Triad                             39         285
504 Radar Road                                  22130    Piedmont Triad                             39         285
506 Radar Road                                  22140    Piedmont Triad                             39         285
5100 Indiana Avenue                             26440    Piedmont Triad                            490       1,143
520 Northridge                                  26580    Piedmont Triad                          1,645       3,876
531 Northridge Office                           26600    Piedmont Triad                            766       1,788
531 Northridge Warehouse                        26590    Piedmont Triad                          4,992      11,648
540 Northridge                                  26610    Piedmont Triad                          2,038       4,755
550 Northridge                                  26620    Piedmont Triad                            472       1,102
6348 Burnt Poplar                               21390    Piedmont Triad                            721       2,883
6350 Burnt Poplar                               21400    Piedmont Triad                            339       1,365
710 Almondridge                                 26560    Piedmont Triad                          1,809       4,221

                                                    Cost Capitalized          Gross Amount at
                                                      subsequent to          Which Carried at
                                                       Acquistion             Close of Period
                                                -----------------------  ----------------------
                                                           Building &               Building &                 Accumulated
                 Description                     Land     Improvements     Land    Improvements     Total     Depreciation
---------------------------------------------   ------    ------------   -------   ------------   ---------   ------------
Oakhill Business Park Water Oak                     --          933        1,623      10,129         11,752          1,794
Oakhill Business Park Willow Oak                    --          890          442       3,395          3,837            813
Oakhill Land                                                     --        2,796          --          2,796             --
Oakhill Land                                        --           --        1,148          --          1,148             --
One Parkway Plaza Building                          --          884        1,110       5,625          6,735            997
Pinebrook                                           --          387          846       4,994          5,840            654
Ridgefield                                          --           --          793          --            793             --
Seven Parkway Plaza Building                        --          253           --       4,901          4,901            757
Six Parkway Plaza Building                          --          531           --       2,969          2,969            746
Three Parkway Plaza Building                        --          815        1,570       7,097          8,667          1,378
Twelve Parkway Plaza Building                       --          302          112       1,791          1,903            203
Twin Lakes Distribution Center                      --            1        2,816       6,571          9,387            588
Two Parkway Plaza Building                          --        1,428        1,694       8,205          9,899          2,043
University Center                                                (7)       1,296         209          1,505              4
University Center - Land                            --           --        7,840          --          7,840             --

Columbia, SC
Centerpoint I                                       --          437        1,313       7,878          9,191          1,118
Centerpoint II                                       1           12        1,184       8,736          9,920          1,530
Centerpoint V                                       --          341          265       1,620          1,885            356
Centerpoint VI                                                   --          276          --            276             --
Fontaine I                                          --        1,842        1,219       8,749          9,968          1,089
Fontaine II                                         --          792          941       6,127          7,068          1,416
Fontaine III                                        --           94          853       4,927          5,780            696
Fontaine V                                          --           19          395       2,256          2,651            298

Piedmont Triad, NC
101 Stratford                                       --          620        1,205       7,430          8,635            792
150 Stratford                                       --          536        2,777      11,995         14,772          2,199
160 Stratford-- Land                                --           --        1,327          --          1,327             --
2606 Phoenix Drive-100 Series                       --            3           63         469            532             75
2606 Phoenix Drive-200 Series                       --           89           63         555            618            100
2606 Phoenix Drive-300 Series                       --          125           31         354            385             81
2606 Phoenix Drive-400 Series                       --           23           52         405            457             72
2606 Phoenix Drive-500 Series                       --           24           64         495            559             94
2606 Phoenix Drive-600 Series                       --           31           78         606            684            115
2606 Phoenix Drive-700 Series                       --          203           --         736            736            132
2606 Phoenix Drive-800 Series                                   214           --       2,522          2,522             65
500 Northridge                                      --            6        1,789       4,180          5,969            382
500 Radar Road                                      --          124          202       1,608          1,810            309
502 Radar Road                                      --           80           39         365            404             99
504 Radar Road                                      --           15           39         300            339             53
506 Radar Road                                      --           14           39         299            338             51
5100 Indiana Avenue                               (490)      (1,143)          --          --             --             --
520 Northridge                                      --          243        1,645       4,119          5,764            394
531 Northridge Office                               --            1          766       1,789          2,555            162
531 Northridge Warehouse                            --          174        4,992      11,822         16,814          1,055
540 Northridge                                      --          479        2,038       5,234          7,272            444
550 Northridge                                      --          154          472       1,256          1,728            185
6348 Burnt Poplar                                   --           26          721       2,909          3,630            501
6350 Burnt Poplar                                   --           64          339       1,429          1,768            250
710 Almondridge                                    523        5,284        2,332       9,505         11,837            538

                                                                  Life on
                                                                   Which
                                                  Date of      Depreciation
                 Description                    Construction    is Computed
---------------------------------------------   ------------   ------------
Oakhill Business Park Water Oak                     1985         5-40 yrs.
Oakhill Business Park Willow Oak                    1982         5-40 yrs.
Oakhill Land                                        N/A             N/A
Oakhill Land                                        N/A             N/A
One Parkway Plaza Building                          1982         5-40 yrs.
Pinebrook                                           1986         5-40 yrs.
Ridgefield                                          N/A             N/A
Seven Parkway Plaza Building                        1985         5-40 yrs.
Six Parkway Plaza Building                          1996         5-40 yrs.
Three Parkway Plaza Building                        1984         5-40 yrs.
Twelve Parkway Plaza Building                       1999         5-40 yrs.
Twin Lakes Distribution Center                      1991         5-40 yrs.
Two Parkway Plaza Building                          1983         5-40 yrs.
University Center                                   2001         5-40 yrs.
University Center - Land                            N/A             N/A

Columbia, SC
Centerpoint I                                       1988         5-40 yrs.
Centerpoint II                                      1996         5-40 yrs.
Centerpoint V                                       1997         5-40 yrs.
Centerpoint VI                                      N/A             N/A
Fontaine I                                          1985         5-40 yrs.
Fontaine II                                         1987         5-40 yrs.
Fontaine III                                        1988         5-40 yrs.
Fontaine V                                          1990         5-40 yrs.

Piedmont Triad, NC
101 Stratford                                       1986         5-40 yrs.
150 Stratford                                       1991         5-40 yrs.
160 Stratford-- Land                                N/A             N/A
2606 Phoenix Drive-100 Series                       1989         5-40 yrs.
2606 Phoenix Drive-200 Series                       1989         5-40 yrs.
2606 Phoenix Drive-300 Series                       1989         5-40 yrs.
2606 Phoenix Drive-400 Series                       1989         5-40 yrs.
2606 Phoenix Drive-500 Series                       1989         5-40 yrs.
2606 Phoenix Drive-600 Series                       1989         5-40 yrs.
2606 Phoenix Drive-700 Series                       1988         5-40 yrs.
2606 Phoenix Drive-800 Series                                    5-40 yrs.
500 Northridge                                      1988         5-40 yrs.
500 Radar Road                                      1981         5-40 yrs.
502 Radar Road                                      1986         5-40 yrs.
504 Radar Road                                      1986         5-40 yrs.
506 Radar Road                                      1986         5-40 yrs.
5100 Indiana Avenue                                 1982         5-40 yrs.
520 Northridge                                      1988         5-40 yrs.
531 Northridge Office                               1989         5-40 yrs.
531 Northridge Warehouse                            1989         5-40 yrs.
540 Northridge                                      1987         5-40 yrs.
550 Northridge                                      1989         5-40 yrs.
6348 Burnt Poplar                                   1990         5-40 yrs.
6350 Burnt Poplar                                   1992         5-40 yrs.
710 Almondridge                                     1989         5-40 yrs.

                                                                                                    Initial Cost
                                                                                               ----------------------
                                                                               2001                       Building &
                 Description                     JDE          City         Encumberance          Land    Improvements
---------------------------------------------   -----       -------        ------------        -------   ------------
711 Almondridge                                 26550    Piedmont Triad                            301         702
7327 West Friendly Avenue                       22320    Piedmont Triad                             60         441
7339 West Friendly Avenue                       22330    Piedmont Triad                             63         465
7341 West Friendly Avenue                       22340    Piedmont Triad                            113         831
7343 West Friendly Avenue                       22350    Piedmont Triad                             72         531
7345 West Friendly Avenue                       22360    Piedmont Triad                             66         485
7347 West Friendly Avenue                       22370    Piedmont Triad                             97         709
7349 West Friendly Avenue                       22380    Piedmont Triad                             53         388
7351 West Friendly Avenue                       22390    Piedmont Triad                            106         778
7353 West Friendly Avenue                       22400    Piedmont Triad                            123         901
7355 West Friendly Avenue                       22410    Piedmont Triad                             72         525
7906 Industrial Village Road                    21840    Piedmont Triad                             62         455
7908 Industrial Village Road                    21850    Piedmont Triad                             62         455
7910 Industrial Village Road                    21860    Piedmont Triad                             62         455
Airpark East-Building 1                         21490    Piedmont Triad         (2)                377       1,510
Airpark East-Building 2                         21500    Piedmont Triad         (2)                461       1,842
Airpark East-Building 3                         21510    Piedmont Triad         (2)                321       1,283
Airpark East-Building A                         21550    Piedmont Triad         (2)                541       2,913
Airpark East-Building B                         21560    Piedmont Triad         (2)                779       3,200
Airpark East-Building C                         21570    Piedmont Triad         (2)              2,384       9,535
Airpark East-Building D                         21580    Piedmont Triad         (2)                271       3,213
Airpark East-Copier Consultants                 21480    Piedmont Triad         (2)                252       1,008
Airpark East-HewlettPackard                     21520    Piedmont Triad         (2)                149         727
Airpark East-Highland                           21700    Piedmont Triad         (2)                175         699
Airpark East-Inacom Building                    21530    Piedmont Triad         (2)                106         478
Airpark East-Service Center 1                   21610    Piedmont Triad         (2)                275       1,099
Airpark East-Service Center 2                   21620    Piedmont Triad         (2)                222         889
Airpark East-Service Center 3                   21630    Piedmont Triad         (2)                304       1,214
Airpark East-Service Center 4                   21640    Piedmont Triad         (2)                224         898
Airpark East-Service Court                      21650    Piedmont Triad         (2)                194         774
Airpark East-Simplex                            21540    Piedmont Triad         (2)                103         526
Airpark East-Warehouse 1                        21660    Piedmont Triad         (2)                384       1,535
Airpark East-Warehouse 2                        21670    Piedmont Triad         (2)                372       1,488
Airpark East-Warehouse 3                        21680    Piedmont Triad         (2)                370       1,480
Airpark East-Warehouse 4                        21690    Piedmont Triad         (2)                657       2,628
Airpark North Land                              21920    Piedmont Triad                            804          --
Airpark North-DC1                               21880    Piedmont Triad         (2)                723       2,891
Airpark North-DC2                               21890    Piedmont Triad         (2)              1,094       4,375
Airpark North-DC3                               21900    Piedmont Triad         (2)                378       1,511
Airpark North-DC4                               21910    Piedmont Triad         (2)                377       1,508
Airpark South Warehouse 2                       22220    Piedmont Triad                            733       2,548
Airpark South Warehouse 3                       22230    Piedmont Triad                            599       2,365
Airpark South Warehouse 4                       22240    Piedmont Triad                            489       2,175
Airpark South Warehouse 6                       22250    Piedmont Triad                          1,690       3,915
Airpark South Warehouse I                       22210    Piedmont Triad                            537       2,934
Airpark West 1                                  22270    Piedmont Triad         (3)                954       3,817
Airpark West 2                                  22280    Piedmont Triad         (3)                887       3,536
Airpark West 4                                  22290    Piedmont Triad         (3)                226         903
Airpark West 5                                  22300    Piedmont Triad         (3)                242         966
Airpark West 6                                  22310    Piedmont Triad         (3)                326       1,308
ALO                                             26190    Piedmont Triad                            177         986
Bissell Land                                    21380    Piedmont Triad                            990          --

                                                    Cost Capitalized          Gross Amount at
                                                      subsequent to          Which Carried at
                                                       Acquistion             Close of Period
                                                -----------------------  ----------------------
                                                           Building &               Building &                 Accumulated
                 Description                     Land     Improvements     Land    Improvements     Total     Depreciation
---------------------------------------------   ------    ------------   -------   ------------   ---------   ------------
711 Almondridge                                     --           26          301         728          1,029             80
7327 West Friendly Avenue                           --           22           60         463            523             75
7339 West Friendly Avenue                           --           41           63         506            569             93
7341 West Friendly Avenue                           --          134          113         965          1,078            195
7343 West Friendly Avenue                           --           27           72         558            630             96
7345 West Friendly Avenue                           --           25           66         510            576             88
7347 West Friendly Avenue                           --           84           97         793            890            172
7349 West Friendly Avenue                           --           17           53         405            458             73
7351 West Friendly Avenue                           --           30          106         808            914            143
7353 West Friendly Avenue                           --           16          123         917          1,040            149
7355 West Friendly Avenue                           --           23           72         548            620             93
7906 Industrial Village Road                        --           23           62         478            540             78
7908 Industrial Village Road                        --           34           62         489            551             95
7910 Industrial Village Road                        --           50           62         505            567             93
Airpark East-Building 1                             --          160          377       1,670          2,047            331
Airpark East-Building 2                             --           31          461       1,873          2,334            325
Airpark East-Building 3                             --          153          321       1,436          1,757            282
Airpark East-Building A                            (33)         676          508       3,589          4,097            833
Airpark East-Building B                            (43)         433          736       3,633          4,369            808
Airpark East-Building C                             --        1,721        2,384      11,256         13,640          2,093
Airpark East-Building D                            579          730          850       3,943          4,793            993
Airpark East-Copier Consultants                    (29)         124          223       1,132          1,355            212
Airpark East-HewlettPackard                        315          337          464       1,064          1,528            280
Airpark East-Highland                              (30)         376          145       1,075          1,220            147
Airpark East-Inacom Building                       159          294          265         772          1,037            252
Airpark East-Service Center 1                      (39)         134          236       1,233          1,469            284
Airpark East-Service Center 2                      (31)         119          191       1,008          1,199            199
Airpark East-Service Center 3                       --           65          304       1,279          1,583            263
Airpark East-Service Center 4                       --          186          224       1,084          1,308            219
Airpark East-Service Court                         (24)          57          170         831          1,001            169
Airpark East-Simplex                               168          260          271         786          1,057            213
Airpark East-Warehouse 1                           (29)          99          355       1,634          1,989            306
Airpark East-Warehouse 2                            --           99          372       1,587          1,959            314
Airpark East-Warehouse 3                           (30)          55          340       1,535          1,875            276
Airpark East-Warehouse 4                            --          182          657       2,810          3,467            547
Airpark North Land                                (804)          --           --          --             --             --
Airpark North-DC1                                  134          229          857       3,120          3,977            552
Airpark North-DC2                                  203          107        1,297       4,482          5,779            793
Airpark North-DC3                                   70          215          448       1,726          2,174            427
Airpark North-DC4                                   70          141          447       1,649          2,096            346
Airpark South Warehouse 2                           11          (36)         744       2,512          3,256            160
Airpark South Warehouse 3                           --           --          599       2,365          2,964            115
Airpark South Warehouse 4                            7          244          496       2,419          2,915            290
Airpark South Warehouse 6                           26            6        1,716       3,921          5,637            275
Airpark South Warehouse I                            8         (423)         545       2,511          3,056            385
Airpark West 1                                      --          847          954       4,664          5,618          1,078
Airpark West 2                                      (3)         528          884       4,064          4,948          1,026
Airpark West 4                                      --          186          226       1,089          1,315            255
Airpark West 5                                      --          160          242       1,126          1,368            243
Airpark West 6                                      --          163          326       1,471          1,797            329
ALO                                                 --            8          177         994          1,171             38
Bissell Land                                      (990)          --           --          --             --             --

                                                                  Life on
                                                                   Which
                                                  Date of      Depreciation
                 Description                    Construction    is Computed
---------------------------------------------   ------------   ------------
711 Almondridge                                     1988         5-40 yrs.
7327 West Friendly Avenue                           1987         5-40 yrs.
7339 West Friendly Avenue                           1989         5-40 yrs.
7341 West Friendly Avenue                           1988         5-40 yrs.
7343 West Friendly Avenue                           1988         5-40 yrs.
7345 West Friendly Avenue                           1988         5-40 yrs.
7347 West Friendly Avenue                           1988         5-40 yrs.
7349 West Friendly Avenue                           1988         5-40 yrs.
7351 West Friendly Avenue                           1988         5-40 yrs.
7353 West Friendly Avenue                           1988         5-40 yrs.
7355 West Friendly Avenue                           1988         5-40 yrs.
7906 Industrial Village Road                        1985         5-40 yrs.
7908 Industrial Village Road                        1985         5-40 yrs.
7910 Industrial Village Road                        1985         5-40 yrs.
Airpark East-Building 1                             1990         5-40 yrs.
Airpark East-Building 2                             1986         5-40 yrs.
Airpark East-Building 3                             1986         5-40 yrs.
Airpark East-Building A                             1986         5-40 yrs.
Airpark East-Building B                             1988         5-40 yrs.
Airpark East-Building C                             1990         5-40 yrs.
Airpark East-Building D                             1997         5-40 yrs.
Airpark East-Copier Consultants                     1990         5-40 yrs.
Airpark East-HewlettPackard                         1996         5-40 yrs.
Airpark East-Highland                               1990         5-40 yrs.
Airpark East-Inacom Building                        1996         5-40 yrs.
Airpark East-Service Center 1                       1985         5-40 yrs.
Airpark East-Service Center 2                       1985         5-40 yrs.
Airpark East-Service Center 3                       1985         5-40 yrs.
Airpark East-Service Center 4                       1985         5-40 yrs.
Airpark East-Service Court                          1990         5-40 yrs.
Airpark East-Simplex                                1997         5-40 yrs.
Airpark East-Warehouse 1                            1985         5-40 yrs.
Airpark East-Warehouse 2                            1985         5-40 yrs.
Airpark East-Warehouse 3                            1986         5-40 yrs.
Airpark East-Warehouse 4                            1988         5-40 yrs.
Airpark North Land                                  N/A             N/A
Airpark North-DC1                                   1986         5-40 yrs.
Airpark North-DC2                                   1987         5-40 yrs.
Airpark North-DC3                                   1988         5-40 yrs.
Airpark North-DC4                                   1988         5-40 yrs.
Airpark South Warehouse 2                           1999         5-40 yrs.
Airpark South Warehouse 3                           1999         5-40 yrs.
Airpark South Warehouse 4                           1999         5-40 yrs.
Airpark South Warehouse 6                           1999         5-40 yrs.
Airpark South Warehouse I                           1998         5-40 yrs.
Airpark West 1                                      1984         5-40 yrs.
Airpark West 2                                      1985         5-40 yrs.
Airpark West 4                                      1985         5-40 yrs.
Airpark West 5                                      1985         5-40 yrs.
Airpark West 6                                      1985         5-40 yrs.
ALO                                                 1998         5-40 yrs.
Bissell Land                                        N/A             N/A



                                                                                                    Initial Cost
                                                                                               ----------------------
                                                                               2001                       Building &
                 Description                     JDE          City         Encumberance          Land    Improvements
---------------------------------------------   -----       -------        ------------        -------   ------------
Brigham Road -- Land                            28710    Piedmont Triad                          7,249          --
Chesapeake                                      26200    Piedmont Triad         (3)              1,236       4,944
Chimney Rock A/B                                21410    Piedmont Triad                          1,610       3,757
Chimney Rock C                                  21420    Piedmont Triad                            604       1,408
Chimney Rock D                                  21430    Piedmont Triad                            236         550
Chimney Rock E                                  21440    Piedmont Triad                          1,692       3,948
Chimney Rock F                                  21450    Piedmont Triad                          1,431       3,338
Chimney Rock G                                  21460    Piedmont Triad                          1,044       2,435
Concourse Center 1                              21360    Piedmont Triad                            946       7,646
Consolidated Center/ Building I                 26300    Piedmont Triad                            625       2,126
Consolidated Center/ Building II                26310    Piedmont Triad                            625       4,376
Consolidated Center/ Building III               26320    Piedmont Triad                            680       3,522
Consolidated Center/ Building IV                26330    Piedmont Triad                            376       1,624
Deep River Corporate Center                     21470    Piedmont Triad                          1,033       5,855
ECPI                                            21370    Piedmont Triad                            431       2,522
Enterprise Warehouse I                          28420    Piedmont Triad                            487       2,960
Forsyth Corporate Center                        26210    Piedmont Triad         (6)                326       1,850
Highwoods Park Building I                       28670    Piedmont Triad                          1,980       7,273
Inman Road Land                                 21830    Piedmont Triad                          2,363          --
Jefferson Pilot Land                            21870    Piedmont Triad                         11,199          --
Madison Park - Building 5610                    26460    Piedmont Triad                            211         493
Madison Park - Building 5620                    26470    Piedmont Triad                            941       2,196
Madison Park - Building 5630                    26480    Piedmont Triad                          1,486       3,468
Madison Park - Building 5635                    26490    Piedmont Triad                            893       2,083
Madison Park - Building 5640                    26500    Piedmont Triad                          3,632       8,476
Madison Park - Building 5650                    26510    Piedmont Triad                          1,081       2,522
Madison Park - Building 5655                    26530    Piedmont Triad                          5,891      13,753
Madison Park - Building 5660                    26520    Piedmont Triad                          1,910       4,456
Regency One-Piedmont Center                     22150    Piedmont Triad                            515       2,347
Regency Two-Piedmont Center                     22160    Piedmont Triad                            435       1,859
Robinhood                                       26280    Piedmont Triad                            290       1,159
Sears Cenfact                                   22170    Piedmont Triad                            861       3,446
The Knollwood-370                               26230    Piedmont Triad         (2)              1,819       7,451
The Knollwood-380                               26240    Piedmont Triad         (2)              2,977      11,912
The Knollwood-380 Retail                        26260    Piedmont Triad         (2)                 --           1
University Commercial Center-Archer 4           26670    Piedmont Triad                            514       2,058
University Commercial Center-Landmark 3         26660    Piedmont Triad                            429       1,771
University Commercial Center-Service Center 1   26680    Piedmont Triad                            276       1,155
University Commercial Center-Service Center 2   26690    Piedmont Triad                            215         859
University Commercial Center-Service Center 3   26700    Piedmont Triad                            167         668
University Commercial Center-Warehouse 1        26710    Piedmont Triad                            203         812
University Commercial Center-Warehouse 2        26720    Piedmont Triad                            196         786
US Airways                                      26630    Piedmont Triad         (6)              2,625      14,824
Westpoint Business Park Land                    26760    Piedmont Triad                          1,861          --
Westpoint Business Park-3 & 4                   26750    Piedmont Triad                            120         480
Westpoint Business Park-BMF                     26730    Piedmont Triad                            795       3,181
Westpoint Business Park-Fairchild               26810    Piedmont Triad                            640       2,577
Westpoint Business Park-Luwabahnson             26740    Piedmont Triad                            346       1,384
Westpoint Business Park-Warehouse 5             26820    Piedmont Triad                            178         590
Westpoint Business Park-Wp 11                   26780    Piedmont Triad                            393       1,570
Westpoint Business Park-Wp 12                   26790    Piedmont Triad                            382       1,531
Westpoint Business Park-Wp 13                   26800    Piedmont Triad                            297       1,192

                                                    Cost Capitalized          Gross Amount at
                                                      subsequent to          Which Carried at
                                                       Acquistion             Close of Period
                                                -----------------------  ----------------------
                                                           Building &               Building &                 Accumulated
                 Description                     Land     Improvements     Land    Improvements     Total     Depreciation
---------------------------------------------   ------    ------------   -------   ------------   ---------   ------------
Brigham Road -- Land                                --           --        7,249          --          7,249             --
Chesapeake                                          --            7        1,236       4,951          6,187            853
Chimney Rock A/B                                     1          510        1,611       4,267          5,878            445
Chimney Rock C                                      --            6          604       1,414          2,018            136
Chimney Rock D                                      --           53          236         603            839             98
Chimney Rock E                                       1           55        1,693       4,003          5,696            384
Chimney Rock F                                       1            3        1,432       3,341          4,773            319
Chimney Rock G                                       1           12        1,045       2,447          3,492            232
Concourse Center 1                                (946)      (7,646)          --          --             --
Consolidated Center/ Building I                     --           89          625       2,215          2,840            236
Consolidated Center/ Building II                    --          151          625       4,527          5,152            497
Consolidated Center/ Building III                   --           55          680       3,577          4,257            369
Consolidated Center/ Building IV                    --          216          376       1,840          2,216            282
Deep River Corporate Center                         --          318        1,033       6,173          7,206            997
ECPI                                              (431)      (2,522)          --          --             --
Enterprise Warehouse I                              --           23          487       2,983          3,470             --
Forsyth Corporate Center                            --          678          326       2,528          2,854            590
Highwoods Park Building I                           12          237        1,992       7,510          9,502             23
Inman Road Land                                                  --        2,363          --          2,363             --
Jefferson Pilot Land                                --           --       11,199          --         11,199             --
Madison Park - Building 5610                        --           --          211         493            704             44
Madison Park - Building 5620                        --            1          941       2,197          3,138            196
Madison Park - Building 5630                        --           25        1,486       3,493          4,979            310
Madison Park - Building 5635                        --          441          893       2,524          3,417            372
Madison Park - Building 5640                        --           35        3,632       8,511         12,143            758
Madison Park - Building 5650                        --            1        1,081       2,523          3,604            226
Madison Park - Building 5655                        --            1        5,891      13,754         19,645          1,230
Madison Park - Building 5660                        --           10        1,910       4,466          6,376            398
Regency One-Piedmont Center                         --          578          515       2,925          3,440            635
Regency Two-Piedmont Center                         --          531          435       2,390          2,825            714
Robinhood                                         (290)      (1,159)          --          --             --             --
Sears Cenfact                                      (31)         348          830       3,794          4,624            637
The Knollwood-370                                   --          513        1,819       7,964          9,783          1,535
The Knollwood-380                                   --          903        2,977      12,815         15,792          2,481
The Knollwood-380 Retail                            --          141           --         142            142             70
University Commercial Center-Archer 4               --          201          514       2,259          2,773            463
University Commercial Center-Landmark 3             --          171          429       1,942          2,371            377
University Commercial Center-Service Center 1       --           93          276       1,248          1,524            249
University Commercial Center-Service Center 2       --          127          215         986          1,201            224
University Commercial Center-Service Center 3       --          149          167         817            984            143
University Commercial Center-Warehouse 1            --            9          203         821          1,024            141
University Commercial Center-Warehouse 2            --           14          196         800            996            138
US Airways                                          --          209        2,625      15,033         17,658          1,554
Westpoint Business Park Land                                      1        1,861           1          1,862             --
Westpoint Business Park-3 & 4                       --           38          120         518            638             94
Westpoint Business Park-BMF                         --            4          795       3,185          3,980            547
Westpoint Business Park-Fairchild                   --           25          640       2,602          3,242            446
Westpoint Business Park-Luwabahnson                 --            1          346       1,385          1,731            239
Westpoint Business Park-Warehouse 5                 --          529          178       1,119          1,297            348
Westpoint Business Park-Wp 11                       --           86          393       1,656          2,049            311
Westpoint Business Park-Wp 12                       --           72          382       1,603          1,985            280
Westpoint Business Park-Wp 13                       --           43          297       1,235          1,532            213

                                                                  Life on
                                                                   Which
                                                  Date of      Depreciation
                 Description                    Construction    is Computed
---------------------------------------------   ------------   ------------
Brigham Road -- Land                                N/A             N/A
Chesapeake                                          1993         5-40 yrs.
Chimney Rock A/B                                    1981         5-40 yrs.
Chimney Rock C                                      1983         5-40 yrs.
Chimney Rock D                                      1983         5-40 yrs.
Chimney Rock E                                      1985         5-40 yrs.
Chimney Rock F                                      1987         5-40 yrs.
Chimney Rock G                                      1987         5-40 yrs.
Concourse Center 1                                  1999         5-40 yrs.
Consolidated Center/ Building I                     1983         5-40 yrs.
Consolidated Center/ Building II                    1983         5-40 yrs.
Consolidated Center/ Building III                   1989         5-40 yrs.
Consolidated Center/ Building IV                    1989         5-40 yrs.
Deep River Corporate Center                         1989         5-40 yrs.
ECPI                                                2000         5-40 yrs.
Enterprise Warehouse I                                           5-40 yrs.
Forsyth Corporate Center                            1985         5-40 yrs.
Highwoods Park Building I                           2001         5-40 yrs.
Inman Road Land                                     N/A             N/A
Jefferson Pilot Land                                N/A             N/A
Madison Park - Building 5610                        1988         5-40 yrs.
Madison Park - Building 5620                        1983         5-40 yrs.
Madison Park - Building 5630                        1983         5-40 yrs.
Madison Park - Building 5635                        1986         5-40 yrs.
Madison Park - Building 5640                        1985         5-40 yrs.
Madison Park - Building 5650                        1984         5-40 yrs.
Madison Park - Building 5655                        1987         5-40 yrs.
Madison Park - Building 5660                        1984         5-40 yrs.
Regency One-Piedmont Center                         1996         5-40 yrs.
Regency Two-Piedmont Center                         1996         5-40 yrs.
Robinhood                                           1989         5-40 yrs.
Sears Cenfact                                       1989         5-40 yrs.
The Knollwood-370                                   1994         5-40 yrs.
The Knollwood-380                                   1990         5-40 yrs.
The Knollwood-380 Retail                            1995         5-40 yrs.
University Commercial Center-Archer 4               1986         5-40 yrs.
University Commercial Center-Landmark 3             1985         5-40 yrs.
University Commercial Center-Service Center 1       1983         5-40 yrs.
University Commercial Center-Service Center 2       1983         5-40 yrs.
University Commercial Center-Service Center 3       1984         5-40 yrs.
University Commercial Center-Warehouse 1            1983         5-40 yrs.
University Commercial Center-Warehouse 2            1983         5-40 yrs.
US Airways                                       1970-1987       5-40 yrs.
Westpoint Business Park Land                                     5-40 yrs.
Westpoint Business Park-3 & 4                       1988         5-40 yrs.
Westpoint Business Park-BMF                         1986         5-40 yrs.
Westpoint Business Park-Fairchild                   1990         5-40 yrs.
Westpoint Business Park-Luwabahnson                 1990         5-40 yrs.
Westpoint Business Park-Warehouse 5                 1995         5-40 yrs.
Westpoint Business Park-Wp 11                       1988         5-40 yrs.
Westpoint Business Park-Wp 12                       1988         5-40 yrs.
Westpoint Business Park-Wp 13                       1988         5-40 yrs.

                                                                                                    Initial Cost
                                                                                               ----------------------
                                                                               2001                       Building &
                 Description                     JDE          City         Encumberance          Land    Improvements
---------------------------------------------   -----       -------        ------------        -------   ------------
Greenville, SC
385 Land                                        22420      Greenville                            1,800          --
770 Pelham Road                                 22540      Greenville                              705       2,778
Bank of America Plaza                           22430      Greenville                              642       9,349
Brookfield Plaza                                22440      Greenville           (6)              1,489       8,437
Brookfield YMCA                                 22460      Greenville                               33         189
Brookfield-Jacobs-Sirrine                       22450      Greenville                            3,022      17,125
IKON at Patewood                                22470      Greenville                            1,413       1,401
MetLife @ Brookfield                            28490      Greenville                            1,023       8,336
Patewood Business Center                        22550      Greenville                            1,312       7,436
Patewood I                                      22480      Greenville                              942       5,016
Patewood II                                     22490      Greenville                              942       5,018
Patewood III                                    22500      Greenville           (6)                835       4,733
Patewood IV                                     22510      Greenville           (6)              1,210       6,856
Patewood V                                      22520      Greenville           (6)              1,677       9,503
Patewood VI                                     22530      Greenville                            2,375       9,643

Highwood Services Inc. (HSI)
International Place 3                           22880       Memphis                                 --      25,761
Romac                                           28140        Tampa                               1,256      17,950

Jacksonville, FL
9A Land                                         22640     Jacksonville                           4,446          --
Belfort Park VI - Land                          22700     Jacksonville                             594          --
Belfort Park VII - Land                         22710     Jacksonville                           1,941          --

Shawnee Mission, KS
Brymar Building                                 27470   Shawnee Mission                            329       1,317
Corinth Executive Building                      27490   Shawnee Mission                            514       2,054
Corinth Office Building                         27510   Shawnee Mission                  774       529       2,116
Corinth Shops South                             26910   Shawnee Mission         (4)              1,043       4,172
Corinth Square North Shops                      26900   Shawnee Mission         (4)              2,693      10,772
Fairway North                                   27540   Shawnee Mission                            753       3,013
Fairway Shops                                   26930   Shawnee Mission                2,533       673       2,694
Fairway West                                    27550   Shawnee Mission                2,775       851       3,402
Land - Kansas                                   27630   Shawnee Mission                         14,893          --
Nichols Building                                27670   Shawnee Mission                  820       490       1,959
Prairie Village Office Center                   27760   Shawnee Mission                            749       2,997
Prairie Village Rest & Bank                     27050   Shawnee Mission                             --          --
Prairie Village Shops                           27060   Shawnee Mission                          3,289      13,157
Shannon Valley Shopping Center                  27120   Shawnee Mission                6,091     1,669       6,678

Kansas City, MO
4900 Main Building                              27410     Kansas City                            3,202      12,809
63rd & Brookside                                27420     Kansas City                               71         283
Brookside Shopping Center                       26850     Kansas City                            2,002       8,602
Coach House North                               27230     Kansas City                            1,604       9,092
Coach House South                               27240     Kansas City                            3,707      21,008
Coach Lamp                                      27250     Kansas City                              870       4,929
Colonial Shops                                  26880     Kansas City                              138         550
Corinth Gardens                                 27220     Kansas City                              283       1,603

                                                    Cost Capitalized          Gross Amount at
                                                      subsequent to          Which Carried at
                                                       Acquistion             Close of Period
                                                -----------------------  ----------------------
                                                           Building &               Building &                 Accumulated
                 Description                     Land     Improvements     Land    Improvements     Total     Depreciation
---------------------------------------------   ------    ------------   -------   ------------   ---------   ------------
Greenville, SC                                      --           --
385 Land                                            --           --        1,800          --          1,800             --
770 Pelham Road                                     --           52          705       2,830          3,535            274
Bank of America Plaza                               --        2,042          642      11,391         12,033          1,709
Brookfield Plaza                                    --        1,024        1,489       9,461         10,950          1,614
Brookfield YMCA                                     --           19           33         208            241             39
Brookfield-Jacobs-Sirrine                           --           24        3,022      17,149         20,171          2,278
IKON at Patewood                                    --        2,783        1,413       4,184          5,597            816
MetLife @ Brookfield                                 8        1,868        1,031      10,204         11,235            105
Patewood Business Center                            --          332        1,312       7,768          9,080          1,140
Patewood I                                          --           72          942       5,088          6,030            627
Patewood II                                         --          285          942       5,303          6,245            731
Patewood III                                        --          158          835       4,891          5,726            777
Patewood IV                                         --          132        1,210       6,988          8,198            916
Patewood V                                          --          110        1,677       9,613         11,290          1,353
Patewood VI                                         --          (25)       2,375       9,618         11,993          1,615

Highwood Services Inc. (HSI)
International Place 3                               --           --           --      25,761         25,761             --
Romac                                               --           --        1,256      17,950         19,206             --

Jacksonville, FL
9A Land                                             --           --        4,446          --          4,446             --
Belfort Park VI - Land                              --           --          594          --            594             --
Belfort Park VII - Land                             --           --        1,941          --          1,941             --

Shawnee Mission, KS                                 --           --
Brymar Building                                     --           23          329       1,340          1,669            128
Corinth Executive Building                          --          675          514       2,729          3,243            308
Corinth Office Building                             --          365          529       2,481          3,010            213
Corinth Shops South                                 --          125        1,043       4,297          5,340            384
Corinth Square North Shops                          --          630        2,693      11,402         14,095          1,017
Fairway North                                       --          468          753       3,481          4,234            404
Fairway Shops                                       --          191          673       2,885          3,558            305
Fairway West                                        --          425          851       3,827          4,678            443
Land - Kansas                                       --           --       14,893          --         14,893             --
Nichols Building                                    --          210          490       2,169          2,659            237
Prairie Village Office Center                       --          364          749       3,361          4,110            350
Prairie Village Rest & Bank                         --        1,372           --       1,372          1,372             44
Prairie Village Shops                               --        3,042        3,289      16,199         19,488          1,474
Shannon Valley Shopping Center                      --        1,877        1,669       8,555         10,224            912

Kansas City, MO                                     --           --
4900 Main Building                                  --          167        3,202      12,976         16,178          1,199
63rd & Brookside                                    --           29           71         312            383             31
Brookside Shopping Center                          154          875        2,156       9,477         11,633            833
Coach House North                               (1,604)      (9,092)          --          --             --             --
Coach House South                               (3,707)     (21,008)          --          --             --             --
Coach Lamp                                        (870)      (4,929)          --          --             --             --
Colonial Shops                                      --           78          138         628            766             64
Corinth Gardens                                   (283)      (1,603)          --          --             --             --



                                                                  Life on
                                                                   Which
                                                  Date of      Depreciation
                 Description                    Construction    is Computed
---------------------------------------------   ------------   ------------
Greenville, SC
385 Land                                            N/A             N/A
770 Pelham Road                                     1989         5-40 yrs.
Bank of America Plaza                               1973         5-40 yrs.
Brookfield Plaza                                    1987         5-40 yrs.
Brookfield YMCA                                     1990         5-40 yrs.
Brookfield-Jacobs-Sirrine                           1990         5-40 yrs.
IKON at Patewood                                    1998         5-40 yrs.
MetLife @ Brookfield                                2001         5-40 yrs.
Patewood Business Center                            1983         5-40 yrs.
Patewood I                                          1985         5-40 yrs.
Patewood II                                         1987         5-40 yrs.
Patewood III                                        1989         5-40 yrs.
Patewood IV                                         1989         5-40 yrs.
Patewood V                                          1990         5-40 yrs.
Patewood VI                                         1999         5-40 yrs.

Highwood Services Inc. (HSI)
International Place 3                               2001         5-40 yrs.
Romac                                               2001         5-40 yrs.

Jacksonville, FL
9A Land                                             N/A             N/A
Belfort Park VI - Land                              N/A             N/A
Belfort Park VII - Land                             N/A             N/A

Shawnee Mission, KS
Brymar Building                                     1968         5-40 yrs.
Corinth Executive Building                          1973         5-40 yrs.
Corinth Office Building                             1960         5-40 yrs.
Corinth Shops South                                 1953         5-40 yrs.
Corinth Square North Shops                          1962         5-40 yrs.
Fairway North                                       1985         5-40 yrs.
Fairway Shops                                       1940         5-40 yrs.
Fairway West                                        1983         5-40 yrs.
Land - Kansas                                       N/A             N/A
Nichols Building                                    1978         5-40 yrs.
Prairie Village Office Center                       1960         5-40 yrs.
Prairie Village Rest & Bank                         1948         5-40 yrs.
Prairie Village Shops                               1948         5-40 yrs.
Shannon Valley Shopping Center                      1988         5-40 yrs.

Kansas City, MO
4900 Main Building                                  1986         5-40 yrs.
63rd & Brookside                                    1919         5-40 yrs.
Brookside Shopping Center                           1919         5-40 yrs.
Coach House North                                   1986         5-40 yrs.
Coach House South                                   1984         5-40 yrs.
Coach Lamp                                          1961         5-40 yrs.
Colonial Shops                                      1907         5-40 yrs.
Corinth Gardens                                     1961         5-40 yrs.

                                                                                                    Initial Cost
                                                                                               ----------------------
                                                                               2001                       Building &
                 Description                     JDE          City         Encumberance          Land    Improvements
---------------------------------------------   -----       -------        ------------        -------   ------------
Corinth Paddock                                 27260     Kansas City                            1,050       5,949
Corinth Place                                   27270     Kansas City                              639       3,623
Country Club Plaza - 48th & Penn                26830     Kansas City           (5)                418       3,765
Country Club Plaza - Balcony Office             27440     Kansas City           (5)                 65         585
Country Club Plaza - Balcony Retail             26840     Kansas City           (5)                889       8,002
Country Club Plaza - Court of the Penguins      26870     Kansas City           (5)                566       5,091
Country Club Plaza - Esplanade Office           27530     Kansas City           (5)                375       3,374
Country Club Plaza - Esplanade Retail           26920     Kansas City           (5)                748       6,734
Country Club Plaza - Halls Block                26970     Kansas City           (5)                275       2,478
Country Club Plaza - Macy Block                 26990     Kansas City           (5)                504       4,536
Country Club Plaza - Millcreek Office           27650     Kansas City           (5)                 79         717
Country Club Plaza - Millcreek Retail           27000     Kansas City           (5)                602       5,422
Country Club Plaza - Nichols Block Office       27680     Kansas City           (5)                 74         668
Country Club Plaza - Nichols Retail             27010     Kansas City           (5)                600       5,402
Country Club Plaza - Plaza Central              27030     Kansas City           (5)                405       3,649
Country Club Plaza - Seville Shops West         27100     Kansas City           (5)                300       2,696
Country Club Plaza - Seville Square             27110     Kansas City           (5)                 --      20,973
Country Club Plaza - Swanson Block              27130     Kansas City           (5)                949       8,537
Country Club Plaza - Theatre Office             27950     Kansas City           (5)                242       2,179
Country Club Plaza - Theatre Retail             27150     Kansas City           (5)              1,197      10,769
Country Club Plaza - Time Office                27960     Kansas City           (5)                199       1,792
Country Club Plaza - Time Retail                27160     Kansas City           (5)              1,292      11,627
Country Club Plaza - Triangle Block             27170     Kansas City           (5)                308       2,771
Country Club Plaza - Valencia Place Office      27970     Kansas City           (5)              1,530      27,548
Country Club Plaza - Valencia Place Retail      27190     Kansas City           (5)                 --       2,245
Ground Leases Retail KH                         26950     Kansas City                              677          --
Kenilworth                                      27290     Kansas City                            2,160      12,240
Land - Missouri                                 27660     Kansas City                            3,794         190
Land Under Ground Leases Retail                 26940     Kansas City                            9,789         114
Mission Valley                                  27310     Kansas City                              576       3,266
Neptune Apartments                              27320     Kansas City                4,298       1,073       6,079
One Ward Parkway                                27720     Kansas City                              666       2,663
Park Plaza                                      27740     Kansas City           (5)              1,352       5,409
Parklane                                        27330     Kansas City                              273       1,548
Parkway Building                                27770     Kansas City                              395       1,578
Plaza Savings South                             27040     Kansas City           (5)                357       3,211
Red Bridge Shops                                27080     Kansas City                            1,091       4,364
Regency House                                   27350     Kansas City                            1,853      10,500
Somerset                                        27920     Kansas City                               30         122
Sulgrave                                        27370     Kansas City                            2,621      14,855
Two Brush Creek                                 27940     Kansas City                              961       3,845
Wornall Road Apartments                         27400     Kansas City                               30         171

Memphis, TN
3400 Players Club Parkway                       22850       Memphis             (6)              1,005       5,515
6000 Poplar Ave                                 28290       Memphis                              2,340      11,385
6060 Poplar Ave                                 28300       Memphis                              1,980       8,677
Atrium I & II                                   22810       Memphis                              1,530       6,121
Centrum                                         22820       Memphis                              1,013       5,488
Hickory Hill Medical Plaza                      22840       Memphis                                398       2,256
International Place 2                           22860       Memphis                              4,847      27,469
Kirby Centre                                    22870       Memphis                                525       2,973

                                                     Cost Capitalized          Gross Amount at
                                                       subsequent to          Which Carried at
                                                        Acquistion             Close of Period
                                                 -----------------------  ----------------------
                                                            Building &               Building &                 Accumulated
                 Description                      Land     Improvements     Land    Improvements     Total     Depreciation
---------------------------------------------    ------    ------------   -------   ------------   ---------   ------------
Corinth Paddock                                  (1,050)      (5,949)          --          --             --             --
Corinth Place                                      (639)      (3,623)          --          --             --             --
Country Club Plaza - 48th & Penn                     --        1,866          418       5,631          6,049            597
Country Club Plaza - Balcony Office                  --          211           65         796            861             87
Country Club Plaza - Balcony Retail                  --        4,756          889      12,758         13,647          1,081
Country Club Plaza - Court of the Penguins           --        2,464          566       7,555          8,121            677
Country Club Plaza - Esplanade Office                --          295          375       3,669          4,044            309
Country Club Plaza - Esplanade Retail                --        3,587          748      10,321         11,069            902
Country Club Plaza - Halls Block                     --        2,647          275       5,125          5,400            280
Country Club Plaza - Macy Block                      --        1,680          504       6,216          6,720            513
Country Club Plaza - Millcreek Office                --          234           79         951          1,030             97
Country Club Plaza - Millcreek Retail                --        2,310          602       7,732          8,334            865
Country Club Plaza - Nichols Block Office            --           83           74         751            825             95
Country Club Plaza - Nichols Retail                  --        1,809          600       7,211          7,811            616
Country Club Plaza - Plaza Central                   --       (1,774)         405       1,875          2,280            653
Country Club Plaza - Seville Shops West              --       12,788          300      15,484         15,784          1,119
Country Club Plaza - Seville Square                  --        2,048           --      23,021         23,021          1,356
Country Club Plaza - Swanson Block                   --        2,975          949      11,512         12,461            969
Country Club Plaza - Theatre Office                  --          497          242       2,676          2,918            255
Country Club Plaza - Theatre Retail                  --        6,136        1,197      16,905         18,102          1,572
Country Club Plaza - Time Office                     --          676          199       2,468          2,667            226
Country Club Plaza - Time Retail                     --        3,673        1,292      15,300         16,592          1,336
Country Club Plaza - Triangle Block                  --          (79)         308       2,692          3,000            387
Country Club Plaza - Valencia Place Office           --        8,552        1,530      36,100         37,630          1,750
Country Club Plaza - Valencia Place Retail          441       15,041          441      17,286         17,727            673
Ground Leases Retail KH                              --           --          677          --            677             --
Kenilworth                                       (2,160)     (12,240)          --          --             --             --
Land - Missouri                                    (434)          --        3,360         190          3,550             16
Land Under Ground Leases Retail                  (8,688)        (114)       1,101          --          1,101             --
Mission Valley                                     (576)      (3,266)          --          --             --             --
Neptune Apartments                                   --          215        1,073       6,294          7,367            548
One Ward Parkway                                     --          651          666       3,314          3,980            444
Park Plaza                                                     1,275        1,352       6,684          8,036            624
Parklane                                             --          135          273       1,683          1,956            143
Parkway Building                                     --          289          395       1,867          2,262            252
Plaza Savings South                                  --        2,690          357       5,901          6,258            492
Red Bridge Shops                                     --          642        1,091       5,006          6,097            492
Regency House                                    (1,853)     (10,500)          --          --             --             --
Somerset                                             --           --           30         122            152             11
Sulgrave                                         (2,621)     (14,855)          --          --             --             --
Two Brush Creek                                      --          285          961       4,130          5,091            428
Wornall Road Apartments                              --           21           30         192            222             16

Memphis, TN                                          --           --
3400 Players Club Parkway                            --           10        1,005       5,525          6,530          1,204
6000 Poplar Ave                                      --          (85)       2,340      11,300         13,640            301
6060 Poplar Ave                                      --           26        1,980       8,703         10,683            235
Atrium I & II                                        40          512        1,570       6,633          8,203            898
Centrum                                              --          354        1,013       5,842          6,855            726
Hickory Hill Medical Plaza                           --          131          398       2,387          2,785            327
International Place 2                                --        1,301        4,847      28,770         33,617          4,423
Kirby Centre                                       (525)      (2,973)          --          --             --             --

                                                                   Life on
                                                                    Which
                                                   Date of      Depreciation
                 Description                     Construction    is Computed
---------------------------------------------    ------------   ------------
Corinth Paddock                                      1973         5-40 yrs.
Corinth Place                                        1987         5-40 yrs.
Country Club Plaza - 48th & Penn                     1948         5-40 yrs.
Country Club Plaza - Balcony Office                  1928         5-40 yrs.
Country Club Plaza - Balcony Retail                  1925         5-40 yrs.
Country Club Plaza - Court of the Penguins           1945         5-40 yrs.
Country Club Plaza - Esplanade Office                1945         5-40 yrs.
Country Club Plaza - Esplanade Retail                1928         5-40 yrs.
Country Club Plaza - Halls Block                     1964         5-40 yrs.
Country Club Plaza - Macy Block                      1926         5-40 yrs.
Country Club Plaza - Millcreek Office                1925         5-40 yrs.
Country Club Plaza - Millcreek Retail                1920         5-40 yrs.
Country Club Plaza - Nichols Block Office            1938         5-40 yrs.
Country Club Plaza - Nichols Retail                  1930         5-40 yrs.
Country Club Plaza - Plaza Central                   1958         5-40 yrs.
Country Club Plaza - Seville Shops West              1999         5-40 yrs.
Country Club Plaza - Seville Square                  1999         5-40 yrs.
Country Club Plaza - Swanson Block                   1967         5-40 yrs.
Country Club Plaza - Theatre Office                  1928         5-40 yrs.
Country Club Plaza - Theatre Retail                  1928         5-40 yrs.
Country Club Plaza - Time Office                     1945         5-40 yrs.
Country Club Plaza - Time Retail                     1929         5-40 yrs.
Country Club Plaza - Triangle Block                  1925         5-40 yrs.
Country Club Plaza - Valencia Place Office           1999         5-40 yrs.
Country Club Plaza - Valencia Place Retail           1999         5-40 yrs.
Ground Leases Retail KH                              N/A             N/A
Kenilworth                                           1965         5-40 yrs.
Land - Missouri                                      N/A          5-40 yrs.
Land Under Ground Leases Retail                      N/A             N/A
Mission Valley                                       1964         5-40 yrs.
Neptune Apartments                                   1988         5-40 yrs.
One Ward Parkway                                     1980         5-40 yrs.
Park Plaza                                           1983         5-40 yrs.
Parklane                                             1924         5-40 yrs.
Parkway Building                                  1906-1910       5-40 yrs.
Plaza Savings South                                  1948         5-40 yrs.
Red Bridge Shops                                     1959         5-40 yrs.
Regency House                                        1960         5-40 yrs.
Somerset                                             1998         5-40 yrs.
Sulgrave                                             1967         5-40 yrs.
Two Brush Creek                                      1983         5-40 yrs.
Wornall Road Apartments                              1918         5-40 yrs.

Memphis, TN
3400 Players Club Parkway                            1997         5-40 yrs.
6000 Poplar Ave                                      1985         5-40 yrs.
6060 Poplar Ave                                      1987         5-40 yrs.
Atrium I & II                                        1984         5-40 yrs.
Centrum                                              1979         5-40 yrs.
Hickory Hill Medical Plaza                           1988         5-40 yrs.
International Place 2                                1988         5-40 yrs.
Kirby Centre                                         1984         5-40 yrs.

                                                                                                    Initial Cost
                                                                                               ----------------------
                                                                               2001                       Building &
                 Description                     JDE          City         Encumberance          Land    Improvements
---------------------------------------------   -----       -------        ------------        -------   ------------
Shadow Creek I                                  28310       Memphis                                973       5,493
Shadow Creek II                                 28650       Memphis                                723       6,041
Southwind Building A                            22890       Memphis                                996       5,643
Southwind Building B                            22900       Memphis                              1,356       7,684
Southwind Building C                            22920       Memphis             (6)              1,070       5,924
Southwind Building D                            22910       Memphis                                744       6,232
The Colonnade                                   22830       Memphis                              1,300       7,994

Norfolk, VA
Greenbrier Business Center                      22570       Norfolk                                936       5,305
Hampton Center Two                              22590       Norfolk                                945       6,567
Riverside II                                    22580       Norfolk                                  2       9,148

Nashville, TN
3322 West End                                   22930      Nashville                             3,021      27,266
3401 West End                                   22940      Nashville                             6,103      23,343
5310 Maryland Way                               22950      Nashville                             1,923       7,360
BNA Corporate Center                            22980      Nashville                10,814          --      22,588
Caterpillar Financial Center                    22990      Nashville                             5,120      31,553
Century City Plaza I                            23000      Nashville                               903       3,612
Cool Springs I                                  23030      Nashville                             2,285      15,535
Cool Springs II                                 23020      Nashville                             3,137      11,842
Cool Springs Land                               23010      Nashville                             7,645          --
Eastpark I, II, & III                           23040      Nashville                             1,983      13,854
Harpeth on the Green II                         23110      Nashville                             1,419       5,677
Harpeth on the Green III                        23120      Nashville                             1,658       6,633
Harpeth on the Green IV                         23130      Nashville                             1,709       6,835
Harpeth on The Green V                          23140      Nashville                               662       5,771
Hickory Trace                                   22960      Nashville                             1,164       4,321
Highwoods Plaza I                               23090      Nashville                             1,772       9,029
Highwoods Plaza II                              23100      Nashville                             1,448       6,948
Lakeview Ridge I                                23150      Nashville                             2,179       7,545
Lakeview Ridge II                               23160      Nashville                               605       5,883
Lakeview Ridge III                              23170      Nashville                             1,073       9,708
Seven Springs - Land  II                        28620      Nashville                             1,778          --
Seven Springs - Land I                          28500      Nashville                             3,115          --
SouthPointe                                     22970      Nashville                             1,655       9,059
Sparrow Building                                23190      Nashville                             1,262       5,047
The Ramparts at Brentwood                       28320      Nashville                             2,394      12,806
Westwood South                                  23220      Nashville                             2,106      10,517
Winners Circle                                  23210      Nashville                             1,495       7,072


Orlando, FL
Capital Plaza Land                              23520       Orlando                              3,075          --
In Charge Institute                             23380       Orlando                                501       2,085
Interlachen Village                             23560       Orlando                  1,995       1,100       2,689
Lake Mary Land                                  23340       Orlando                              9,156          --
MetroWest Center Land                           23390       Orlando                              1,344       7,618
MetroWest Land                                  23470       Orlando                              3,044          --
Oakridge Office Park                            23240       Orlando                              4,700      18,761
Sunport Center                                  23230       Orlando                              1,505       9,777

                                                    Cost Capitalized          Gross Amount at
                                                      subsequent to          Which Carried at
                                                       Acquistion             Close of Period
                                                -----------------------  ----------------------
                                                           Building &               Building &                 Accumulated
                 Description                     Land     Improvements     Land    Improvements     Total     Depreciation
---------------------------------------------   ------    ------------   -------   ------------   ---------   ------------
Shadow Creek I                                      --        1,537          973       7,030          8,003            380
Shadow Creek II                                     11         (247)         734       5,794          6,528             19
Southwind Building A                                --          295          996       5,938          6,934            882
Southwind Building B                                --          422        1,356       8,106          9,462          1,230
Southwind Building C                                --           --        1,070       5,924          6,994            690
Southwind Building D                                --          (36)         744       6,196          6,940            746
The Colonnade                                       --            1        1,300       7,995          9,295          1,313

Norfolk, VA                                         --           --
Greenbrier Business Center                          --          177          936       5,482          6,418            744
Hampton Center Two                                (945)      (6,567)          --          --             --
Riverside II                                       964       (9,148)         966          --            966             --

Nashville, TN                                       --           --
3322 West End                                        4          507        3,025      27,773         30,798          1,546
3401 West End                                   (1,147)        (594)       4,956      22,749         27,705          3,845
5310 Maryland Way                                 (368)      (1,036)       1,555       6,324          7,879            898
BNA Corporate Center                                --       (1,554)          --      21,034         21,034          3,309
Caterpillar Financial Center                        --       10,946        5,120      42,499         47,619          2,213
Century City Plaza I                                --          642          903       4,254          5,157            801
Cool Springs I                                      --          837        2,285      16,372         18,657            306
Cool Springs II                                   (766)        (475)       2,371      11,367         13,738          1,953
Cool Springs Land                                   --           --        7,645          --          7,645             --
Eastpark I, II, & III                               --        1,345        1,983      15,199         17,182          2,052
Harpeth on the Green II                              1          769        1,420       6,446          7,866            979
Harpeth on the Green III                             2          500        1,660       7,133          8,793          1,054
Harpeth on the Green IV                              5          904        1,714       7,739          9,453          1,282
Harpeth on The Green V                              --           23          662       5,794          6,456          1,176
Hickory Trace                                       --          245        1,164       4,566          5,730             41
Highwoods Plaza I                                   --          241        1,772       9,270         11,042          2,199
Highwoods Plaza II                                  --        1,590        1,448       8,538          9,986          2,131
Lakeview Ridge I                                  (411)      (1,107)       1,768       6,438          8,206            928
Lakeview Ridge II                                   --          (40)         605       5,843          6,448          1,288
Lakeview Ridge III                                  --        2,099        1,073      11,807         12,880          1,168
Seven Springs - Land  II                            --           --        1,778          --          1,778             --
Seven Springs - Land I                              --           --        3,115          --          3,115             --
SouthPointe                                         --           (1)       1,655       9,058         10,713          1,859
Sparrow Building                                    --          318        1,262       5,365          6,627            710
The Ramparts at Brentwood                           --         (516)       2,394      12,290         14,684            284
Westwood South                                      --          670        2,106      11,187         13,293          1,314
Winners Circle                                       2          645        1,497       7,717          9,214            848


Orlando, FL                                         --           --
Capital Plaza Land                                  --           --        3,075          --          3,075             --
In Charge Institute                                 --          708          501       2,793          3,294            164
Interlachen Village                                 --          143        1,100       2,832          3,932            327
Lake Mary Land                                                    5        9,156           5          9,161              1
MetroWest Center Land                               --          441        1,344       8,059          9,403          1,147
MetroWest Land                                      --           --        3,044          --          3,044             --
Oakridge Office Park                                --          853        4,700      19,614         24,314          2,201
Sunport Center                                      --          107        1,505       9,884         11,389          1,050

                                                                  Life on
                                                                   Which
                                                  Date of      Depreciation
                 Description                    Construction    is Computed
---------------------------------------------   ------------   ------------
Shadow Creek I                                      2000         5-40 yrs.
Shadow Creek II                                     2001         5-40 yrs.
Southwind Building A                                1991         5-40 yrs.
Southwind Building B                                1990         5-40 yrs.
Southwind Building C                                1998         5-40 yrs.
Southwind Building D                                1999         5-40 yrs.
The Colonnade                                       1998         5-40 yrs.

Norfolk, VA
Greenbrier Business Center                          1984         5-40 yrs.
Hampton Center Two                                  1999         5-40 yrs.
Riverside II                                        1999         5-40 yrs.

Nashville, TN
3322 West End                                       1986         5-40 yrs.
3401 West End                                       1982         5-40 yrs.
5310 Maryland Way                                   1994         5-40 yrs.
BNA Corporate Center                                1985         5-40 yrs.
Caterpillar Financial Center                        1999         5-40 yrs.
Century City Plaza I                                1987         5-40 yrs.
Cool Springs I                                      N/A             N/A
Cool Springs II                                     1978         5-40 yrs.
Cool Springs Land                                   N/A             N/A
Eastpark I, II, & III                               1999         5-40 yrs.
Harpeth on the Green II                             1984         5-40 yrs.
Harpeth on the Green III                            1987         5-40 yrs.
Harpeth on the Green IV                             1989         5-40 yrs.
Harpeth on The Green V                              1998         5-40 yrs.
Hickory Trace                                       N/A             N/A
Highwoods Plaza I                                   1996         5-40 yrs.
Highwoods Plaza II                                  1997         5-40 yrs.
Lakeview Ridge I                                    1986         5-40 yrs.
Lakeview Ridge II                                   1998         5-40 yrs.
Lakeview Ridge III                                  1999         5-40 yrs.
Seven Springs - Land  II                            N/A             N/A
Seven Springs - Land I                              N/A             N/A
SouthPointe                                         1998         5-40 yrs.
Sparrow Building                                    1982         5-40 yrs.
The Ramparts at Brentwood                           1986         5-40 yrs.
Westwood South                                      1999         5-40 yrs.
Winners Circle                                      1987         5-40 yrs.


Orlando, FL
Capital Plaza Land                                  N/A             N/A
In Charge Institute                                 2000         5-40 yrs.
Interlachen Village                                 1987         5-40 yrs.
Lake Mary Land                                      N/A             N/A
MetroWest Center Land                               1988         5-40 yrs.
MetroWest Land                                      N/A             N/A
Oakridge Office Park                             1966-1992       5-40 yrs.
Sunport Center                                      1990         5-40 yrs.

                                                                                                    Initial Cost
                                                                                               ----------------------
                                                                               2001                       Building &
                 Description                     JDE          City         Encumberance          Land    Improvements
---------------------------------------------   -----       -------        ------------        -------   ------------
Research Triangle, NC
3600 Glenwood Avenue                            23640  Research Triangle                            --      10,994
3645 Trust Drive - One North Commerce Center    23650  Research Triangle                           520       2,949
3737 Glenwood Avenue                            23660  Research Triangle                            --      15,889
4300 Six Forks Road                             23850  Research Triangle                            --      15,504
4401 Research Commons                           23720  Research Triangle                         1,249       8,929
4800 North Park                                 23740  Research Triangle                         2,678      17,673
4900 North Park                                 23750  Research Triangle             1,274         770       1,989
5000 North Park                                 23760  Research Triangle        (6)              1,010       4,697
5200 Greens Dairy-One North Commerce Center     23770  Research Triangle                           169         959
5220 Greens Dairy-One North Commerce Center     23780  Research Triangle                           382       2,165
Amica                                           23810  Research Triangle                           289       1,517
Arcadis                                         28580  Research Triangle                           828          --
Arrowwood                                       23820  Research Triangle                           955       3,406
Aspen Building                                  23830  Research Triangle                           560       2,088
Blue Ridge I                                    23610  Research Triangle                           722       4,538
Blue Ridge II                                   23600  Research Triangle                           463       1,485
Cape Fear                                       23950  Research Triangle                           131          --
Capital Center Land                             23870  Research Triangle                           851          --
Catawba                                         23980  Research Triangle                           125       1,635
Cedar East                                      23880  Research Triangle                           563       2,491
Cedar West                                      23890  Research Triangle                           563       2,475
CentreGreen Five Land - Weston                  28680  Research Triangle                         3,402          --
CentreGreen One - Weston                        28200  Research Triangle                         1,677       7,133
CentreGreen Three Land - Weston                 28690  Research Triangle                         2,226          --
CentreGreen Two - Weston                        28440  Research Triangle                         1,763       7,478
Corporate Property                              11000  Research Triangle                         3,106       3,570
Cottonwood                                      23990  Research Triangle                           609       3,253
Creekstone Crossings                            23960  Research Triangle                           728       3,841
Creekstone Park                                 24230  Research Triangle                           796          --
Cypress                                         24000  Research Triangle                           567       1,729
Dogwood                                         24010  Research Triangle                           766       2,777
EPA Annex                                       24020  Research Triangle                         2,601      10,920
GlenLake Land                                   28120  Research Triangle                         3,860          --
Global Software                                 24040  Research Triangle        (6)                465       7,471
Hawthorn                                        24050  Research Triangle                           904       3,782
Healthsource                                    24090  Research Triangle                         1,294      10,593
Highwoods Centre-Weston                         24120  Research Triangle                           532       7,902
Highwoods Office Center North Land              24170  Research Triangle                         1,458          49
Highwoods Office Center South Land              24180  Research Triangle                         4,917          --
Highwoods Tower One                             24100  Research Triangle        (6)                203      16,914
Highwoods Tower Two                             24110  Research Triangle                           365      20,164
Holiday Inn Reservations Center                 24070  Research Triangle                           867       2,735
Inveresk Land Parcel 2                          23900  Research Triangle                           657          --
Inveresk Land Parcel 3                          23910  Research Triangle                           548          --
Ironwood                                        24130  Research Triangle                           319       1,276
Kaiser                                          24140  Research Triangle                           133       3,625
Laurel                                          24150  Research Triangle                           884       2,524
Leatherwood                                     24190  Research Triangle                           213         851
Maplewood                                       24210  Research Triangle                           149       2,928
Northpark-- Wake Forest                         24240  Research Triangle                           405          --

                                                    Cost Capitalized          Gross Amount at
                                                      subsequent to          Which Carried at
                                                       Acquistion             Close of Period
                                                -----------------------  ----------------------
                                                           Building &               Building &                 Accumulated
                 Description                     Land     Improvements     Land    Improvements     Total     Depreciation
---------------------------------------------   ------    ------------   -------   ------------   ---------   ------------
Research Triangle, NC
3600 Glenwood Avenue                                --           --           --      10,994         10,994          1,317
3645 Trust Drive - One North Commerce Center       268          460          788       3,409          4,197            461
3737 Glenwood Avenue                                --        2,438           --      18,327         18,327          1,344
4300 Six Forks Road                                 --        4,263           --      19,767         19,767          1,859
4401 Research Commons                               --        6,265        1,249      15,194         16,443          5,616
4800 North Park                                     --        1,454        2,678      19,127         21,805          3,699
4900 North Park                                     --          301          770       2,290          3,060            566
5000 North Park                                     --        1,752        1,010       6,449          7,459          1,700
5200 Greens Dairy-One North Commerce Center         --          168          169       1,127          1,296            172
5220 Greens Dairy-One North Commerce Center         --          292          382       2,457          2,839            409
Amica                                               --           91          289       1,608          1,897            369
Arcadis                                             --           --          828          --            828             --
Arrowwood                                           --          665          955       4,071          5,026          1,048
Aspen Building                                      --          556          560       2,644          3,204            679
Blue Ridge I                                        --        1,096          722       5,634          6,356          1,398
Blue Ridge II                                       --           (6)         463       1,479          1,942            570
Cape Fear                                           --        2,715          131       2,715          2,846          1,888
Capital Center Land                                                          851          --            851             --
Catawba                                             --          355          125       1,990          2,115          1,295
Cedar East                                          --          501          563       2,992          3,555            710
Cedar West                                          --          784          563       3,259          3,822            929
CentreGreen Five Land - Weston                      --           --        3,402          --          3,402             --
CentreGreen One - Weston                            70        1,632        1,747       8,765         10,512            545
CentreGreen Three Land - Weston                     --           --        2,226          --          2,226             --
CentreGreen Two - Weston                            42          467        1,805       7,945          9,750            180
Corporate Property                              19,670       26,127       22,776      29,697         52,473          6,237
Cottonwood                                          --           33          609       3,286          3,895            631
Creekstone Crossings                                --          274          728       4,115          4,843            703
Creekstone Park                                   (647)          --          149          --            149             --
Cypress                                             --          441          567       2,170          2,737            539
Dogwood                                             --           23          766       2,800          3,566            532
EPA Annex                                           --          183        2,601      11,103         13,704          1,917
GlenLake Land                                       --           --        3,860          --          3,860             --
Global Software                                     --           93          465       7,564          8,029          2,073
Hawthorn                                            --          274          904       4,056          4,960          2,186
Healthsource                                        10        1,696        1,304      12,289         13,593          2,075
Highwoods Centre-Weston                             --         (128)         532       7,774          8,306          1,161
Highwoods Office Center North Land                               --        1,458          49          1,507             17
Highwoods Office Center South Land                               --        4,917          --          4,917             --
Highwoods Tower One                                 --          890          203      17,804         18,007          4,989
Highwoods Tower Two                                 --        1,651          365      21,815         22,180            516
Holiday Inn Reservations Center                     --          135          867       2,870          3,737            570
Inveresk Land Parcel 2                              --           --          657          --            657             --
Inveresk Land Parcel 3                              --           --          548          --            548             --
Ironwood                                            --          451          319       1,727          2,046            496
Kaiser                                              --          873          133       4,498          4,631          1,944
Laurel                                              --          689          884       3,213          4,097            690
Leatherwood                                         --          509          213       1,360          1,573            459
Maplewood                                           --          662          149       3,590          3,739            122
Northpark-- Wake Forest                             93        3,982          498       3,982          4,480            734

                                                                  Life on
                                                                   Which
                                                  Date of      Depreciation
                 Description                    Construction    is Computed
---------------------------------------------   ------------   ------------
Research Triangle, NC
3600 Glenwood Avenue                                1986         5-40 yrs.
3645 Trust Drive - One North Commerce Center        1984         5-40 yrs.
3737 Glenwood Avenue                                1999         5-40 yrs.
4300 Six Forks Road                                 1995         5-40 yrs.
4401 Research Commons                               1987         5-40 yrs.
4800 North Park                                     1985         5-40 yrs.
4900 North Park                                     1984         5-40 yrs.
5000 North Park                                     1980         5-40 yrs.
5200 Greens Dairy-One North Commerce Center         1984         5-40 yrs.
5220 Greens Dairy-One North Commerce Center         1984         5-40 yrs.
Amica                                               1983         5-40 yrs.
Arcadis                                             N/A             N/A
Arrowwood                                           1979         5-40 yrs.
Aspen Building                                      1980         5-40 yrs.
Blue Ridge I                                        1982         5-40 yrs.
Blue Ridge II                                       1988         5-40 yrs.
Cape Fear                                           1979         5-40 yrs.
Capital Center Land                                 N/A             N/A
Catawba                                             1980         5-40 yrs.
Cedar East                                          1981         5-40 yrs.
Cedar West                                          1981         5-40 yrs.
CentreGreen Five Land - Weston                      N/A             N/A
CentreGreen One - Weston                            2000         5-40 yrs.
CentreGreen Three Land - Weston                     N/A             N/A
CentreGreen Two - Weston                            2001         5-40 yrs.
Corporate Property                                  --           5-40 yrs.
Cottonwood                                          1983         5-40 yrs.
Creekstone Crossings                                1990         5-40 yrs.
Creekstone Park                                     N/A             N/A
Cypress                                             1980         5-40 yrs.
Dogwood                                             1983         5-40 yrs.
EPA Annex                                           1966         5-40 yrs.
GlenLake Land                                       N/A             N/A
Global Software                                     1996         5-40 yrs.
Hawthorn                                            1987         5-40 yrs.
Healthsource                                        1996         5-40 yrs.
Highwoods Centre-Weston                             1998         5-40 yrs.
Highwoods Office Center North Land                  N/A             N/A
Highwoods Office Center South Land                  N/A             N/A
Highwoods Tower One                                 1991         5-40 yrs.
Highwoods Tower Two                                 2001         5-40 yrs.
Holiday Inn Reservations Center                     1984         5-40 yrs.
Inveresk Land Parcel 2                              N/A             N/A
Inveresk Land Parcel 3                              N/A             N/A
Ironwood                                            1978         5-40 yrs.
Kaiser                                              1988         5-40 yrs.
Laurel                                              1982         5-40 yrs.
Leatherwood                                         1979         5-40 yrs.
Maplewood                                           N/A          5-40 yrs.
Northpark-- Wake Forest                             1997         5-40 yrs.

                                                                                                    Initial Cost
                                                                                               ----------------------
                                                                               2001                       Building &
                 Description                     JDE          City         Encumberance          Land    Improvements
---------------------------------------------   -----       -------        ------------        -------   ------------
Northpark Land - Wake Forest                    24250  Research Triangle                         1,586          --
Overlook                                        24280  Research Triangle                           398      10,401
Pamlico                                         24290  Research Triangle                           269          --
ParkWest One - Weston                           28450  Research Triangle                           374       2,938
ParkWest Three - Land - Weston                  28470  Research Triangle                           465          --
ParkWest Two - Weston                           28460  Research Triangle                           488       2,642
Phase I - One North Commerce Center             24260  Research Triangle                           768       4,353
Pulse Athletic Club at Highwoods                24060  Research Triangle                           142         524
Raleigh Corp Center Lot D                       24320  Research Triangle                         1,211          --
Red Oak                                         24330  Research Triangle                           389       6,086
Rexwoods Center I                               24350  Research Triangle        (3)                775          --
Rexwoods Center II                              24360  Research Triangle                           355          --
Rexwoods Center III                             24370  Research Triangle                           886          --
Rexwoods Center IV                              24380  Research Triangle        (3)                586          --
Rexwoods Center V                               24390  Research Triangle        (6)              1,301       5,979
Riverbirch                                      24400  Research Triangle        (6)                448          --
Six Forks Center I                              24430  Research Triangle                           666       2,663
Six Forks Center II                             24440  Research Triangle                         1,086       4,345
Six Forks Center III                            24450  Research Triangle        (6)                862       4,411
Smoketree Tower                                 24460  Research Triangle                         2,353      11,802
South Square I                                  24470  Research Triangle                           606       3,785
South Square II                                 24480  Research Triangle                           525       4,710
Sycamore                                        24490  Research Triangle        (6)                255       5,830
W Building - One North Commerce Center          24270  Research Triangle                         1,163       6,592
Weston - Land                                   24540  Research Triangle                         6,337          --
Willow Oak                                      24550  Research Triangle        (6)                458       4,685

Richmond, VA
1309 E. Cary Street                             24630       Richmond                               171         685
4900 Cox Road                                   24640       Richmond                             1,324       5,305
Airport Center I                                24570       Richmond                               708       4,374
Airport Center II                               24580       Richmond                               362       2,896
Capital One Building I                          24590       Richmond                             1,278      10,690
Capital One Building II                         24600       Richmond                               477       3,946
Capital One Building III                        24610       Richmond                             1,278      11,515
Capital One Parking Deck                        24620       Richmond                                --       2,288
Development Opportunity Strip                   28340       Richmond                                45          --
East Shore I                                    24660       Richmond                                --       1,254
East Shore II                                   24670       Richmond                               907       6,662
East Shore III                                  24680       Richmond                                --       2,220
East Shore IV                                   28390       Richmond                             2,345          --
Grove Park I                                    24690       Richmond                               349       2,685
Grove Park II                                   24700       Richmond                               983          --
Hamilton Beach                                  24890       Richmond                             1,086       4,344
Highwoods Commons                               24800       Richmond                               547       4,342
Highwoods Distribution Center                   24710       Richmond                               517       5,714
Highwoods Five                                  24760       Richmond                               806       4,948
Highwoods One                                   24720       Richmond            (6)              1,846       8,613
Highwoods Plaza                                 24790       Richmond                               907       4,937
Highwoods Two                                   24730       Richmond                               785       5,170
Innsbrook Centre                                24810       Richmond                               914       6,768
Innslake Center                                 28560       Richmond                               791       4,730

                                                   Cost Capitalized          Gross Amount at
                                                     subsequent to          Which Carried at
                                                      Acquistion             Close of Period
                                               -----------------------  ----------------------
                                                          Building &               Building &                 Accumulated
                 Description                    Land     Improvements     Land    Improvements     Total     Depreciation
---------------------------------------------  ------    ------------   -------   ------------   ---------   ------------
Northpark Land - Wake Forest                                    --        1,586          --          1,586             --
Overlook                                           --          668          398      11,069         11,467          1,371
Pamlico                                            20       11,087          289      11,087         11,376          3,890
ParkWest One - Weston                               4          314          378       3,252          3,630             51
ParkWest Three - Land - Weston                     --           --          465          --            465             --
ParkWest Two - Weston                               4          490          492       3,132          3,624             99
Phase I - One North Commerce Center                --          482          768       4,835          5,603            761
Pulse Athletic Club at Highwoods                   --        2,516          142       3,040          3,182            521
Raleigh Corp Center Lot D                                       --        1,211          --          1,211             --
Red Oak                                            --          436          389       6,522          6,911            825
Rexwoods Center I                                 103        3,917          878       3,917          4,795          1,257
Rexwoods Center II                                  7        1,905          362       1,905          2,267            418
Rexwoods Center III                                34        2,923          920       2,923          3,843            794
Rexwoods Center IV                                 --        3,676          586       3,676          4,262          1,111
Rexwoods Center V                                  --           93        1,301       6,072          7,373          1,110
Riverbirch                                         21        4,565          469       4,565          5,034          1,678
Six Forks Center I                                 --          600          666       3,263          3,929            623
Six Forks Center II                                --          929        1,086       5,274          6,360            923
Six Forks Center III                               --          587          862       4,998          5,860          1,065
Smoketree Tower                                    --        2,275        2,353      14,077         16,430          3,351
South Square I                                     --        1,063          606       4,848          5,454          1,030
South Square II                                    --          427          525       5,137          5,662          1,069
Sycamore                                           --           73          255       5,903          6,158          1,333
W Building - One North Commerce Center             --        1,795        1,163       8,387          9,550          1,543
Weston - Land                                      --           --        6,337          --          6,337             --
Willow Oak                                         --        1,875          458       6,560          7,018          2,161

Richmond, VA                                       --           --
1309 E. Cary Street                                --          100          171         785            956            139
4900 Cox Road                                      --          675        1,324       5,980          7,304            867
Airport Center I                                   --        1,016          708       5,390          6,098            949
Airport Center II                                  --          310          362       3,206          3,568            371
Capital One Building I                             --          314        1,278      11,004         12,282            984
Capital One Building II                            --          243          477       4,189          4,666            349
Capital One Building III                           --         (171)       1,278      11,344         12,622            913
Capital One Parking Deck                           --          141           --       2,429          2,429            139
Development Opportunity Strip                      --           --           45          --             45             --
East Shore I                                      953        5,301          953       6,555          7,508            327
East Shore II                                      --          114          907       6,776          7,683            902
East Shore III                                  1,319        4,520        1,319       6,740          8,059            380
East Shore IV                                     261           --        2,606          --          2,606             --
Grove Park I                                      364        3,159          713       5,844          6,557          1,104
Grove Park II                                                   --          983          --            983             --
Hamilton Beach                                     --          475        1,086       4,819          5,905            784
Highwoods Commons                                 (26)         (42)         521       4,300          4,821            435
Highwoods Distribution Center                      --          545          517       6,259          6,776            563
Highwoods Five                                     --          947          806       5,895          6,701            888
Highwoods One                                      --        2,008        1,846      10,621         12,467          2,499
Highwoods Plaza                                    --        1,025          907       5,962          6,869            264
Highwoods Two                                      --        1,375          785       6,545          7,330          1,204
Innsbrook Centre                                   --          216          914       6,984          7,898            353
Innslake Center                                    --          587          791       5,317          6,108             15

                                                                 Life on
                                                                  Which
                                                 Date of      Depreciation
                 Description                   Construction    is Computed
---------------------------------------------  ------------   ------------
Northpark Land - Wake Forest                       N/A             N/A
Overlook                                           1999         5-40 yrs.
Pamlico                                            1980         5-40 yrs.
ParkWest One - Weston                              2001         5-40 yrs.
ParkWest Three - Land - Weston                     N/A             N/A
ParkWest Two - Weston                              2001         5-40 yrs.
Phase I - One North Commerce Center                1981         5-40 yrs.
Pulse Athletic Club at Highwoods                   1998         5-40 yrs.
Raleigh Corp Center Lot D                          N/A             N/A
Red Oak                                            1999         5-40 yrs.
Rexwoods Center I                                  1990         5-40 yrs.
Rexwoods Center II                                 1993         5-40 yrs.
Rexwoods Center III                                1992         5-40 yrs.
Rexwoods Center IV                                 1995         5-40 yrs.
Rexwoods Center V                                  1998         5-40 yrs.
Riverbirch                                         1987         5-40 yrs.
Six Forks Center I                                 1982         5-40 yrs.
Six Forks Center II                                1983         5-40 yrs.
Six Forks Center III                               1987         5-40 yrs.
Smoketree Tower                                    1984         5-40 yrs.
South Square I                                     1988         5-40 yrs.
South Square II                                    1989         5-40 yrs.
Sycamore                                           1997         5-40 yrs.
W Building - One North Commerce Center             1983         5-40 yrs.
Weston - Land                                      N/A             N/A
Willow Oak                                         1995         5-40 yrs.

Richmond, VA
1309 E. Cary Street                                1987         5-40 yrs.
4900 Cox Road                                      1991         5-40 yrs.
Airport Center I                                   1997         5-40 yrs.
Airport Center II                                  1998         5-40 yrs.
Capital One Building I                             1999         5-40 yrs.
Capital One Building II                            1999         5-40 yrs.
Capital One Building III                           1999         5-40 yrs.
Capital One Parking Deck                           1999         5-40 yrs.
Development Opportunity Strip                      N/A             N/A
East Shore I                                       N/A             N/A
East Shore II                                      1999         5-40 yrs.
East Shore III                                     1999         5-40 yrs.
East Shore IV                                      N/A             N/A
Grove Park I                                       1997         5-40 yrs.
Grove Park II                                      N/A             N/A
Hamilton Beach                                     1986         5-40 yrs.
Highwoods Commons                                  1999         5-40 yrs.
Highwoods Distribution Center                      1999         5-40 yrs.
Highwoods Five                                     1998         5-40 yrs.
Highwoods One                                      1996         5-40 yrs.
Highwoods Plaza                                    2000         5-40 yrs.
Highwoods Two                                      1997         5-40 yrs.
Innsbrook Centre                                   1989         5-40 yrs.
Innslake Center                                    2001         5-40 yrs.

                                                                                                    Initial Cost
                                                                                               ----------------------
                                                                               2001                       Building &
                 Description                     JDE          City         Encumberance          Land    Improvements
---------------------------------------------   -----       -------        ------------        -------   ------------
Liberty Mutual                                  24820       Richmond                 3,067       1,205       4,819
Markel American                                 24840       Richmond                             1,372       8,667
Mercer Plaza                                    24830       Richmond                             1,556      12,350
North Park                                      24850       Richmond                             2,163       8,659
North Shore Commons  A                          24860       Richmond                             1,344      10,447
North Shore Commons  B - Land                   24870       Richmond                             1,810          --
North Shore Commons  C - Land                   24880       Richmond                             1,667          --
One Shockoe Plaza                               24910       Richmond                                --      19,324
Pavillion - Richmond                            24900       Richmond                               401          --
Pickles Land                                    28240       Richmond                             1,276          --
Sadler & Cox Land                               24770       Richmond                             1,745          --
Stony Point F Land                              24950       Richmond                             2,589          --
Stony Point I                                   24930       Richmond                             1,384      11,445
Stony Point II                                  24940       Richmond                             1,561      10,949
Stony Point III                                 28430       Richmond                             1,181       8,131
Technology Park 1                               24650       Richmond                               541       2,166
Technology Park 2                               24960       Richmond                               264       1,058
Vantage Place A                                 24980       Richmond                               203         811
Vantage Place B                                 24990       Richmond                               233         931
Vantage Place C                                 25000       Richmond                               235         940
Vantage Place D                                 25010       Richmond                               218         873
Vantage Pointe                                  25020       Richmond                             1,089       4,354
Virginia Mutual                                 28250       Richmond                             1,301       6,034
Waterfront Plaza                                25030       Richmond                               585       2,347
West Shore I                                    25040       Richmond                               358       1,431
West Shore II                                   25050       Richmond                               545       2,181
West Shore III                                  25060       Richmond                               961       3,601

South Florida
The 1800 Eller Drive Building                   25080    South Florida                              --       9,724

Tampa, FL
380 Park Place                                  25770        Tampa                               1,508       6,782
5400 Gray Street                                25100        Tampa                                 350         295
Atrium                                          25120        Tampa                               1,639       9,286
Bay View Commons Land                           25200        Tampa                                 200          --
Bay View Office Centre                          25210        Tampa                               1,304       5,964
Bay Vista Gardens                               25220        Tampa                                 447       4,777
Bay Vista Gardens II                            25230        Tampa                               1,328       6,981
Bay Vista Office Building                       25250        Tampa                                 935       4,480
Bay Vista Retail                                25260        Tampa                                 283       1,135
Brookwood Day Care Center                       25370        Tampa                                  61         347
Clearwater Point                                25280        Tampa                                 317       1,531
Countryside Place                               25270        Tampa                                 843       3,731
Cypress Center I                                25340        Tampa                               3,171      12,635
Cypress Center III                              25350        Tampa                               1,190       7,690
Cypress Center Land                             25320        Tampa                               1,456          --
Cypress Commons                                 25330        Tampa                               1,211      11,488
Cypress West                                    25360        Tampa                     2,020       615       4,988
Expo Building                                   25380        Tampa                                 171         969
Feathersound Corporate Center II                25400        Tampa                     2,191       800       7,282
Federated Land                                  25450        Tampa                               6,028          --

                                                    Cost Capitalized          Gross Amount at
                                                      subsequent to          Which Carried at
                                                       Acquistion             Close of Period
                                                -----------------------  ----------------------
                                                           Building &               Building &                 Accumulated
                 Description                     Land     Improvements     Land    Improvements     Total     Depreciation
---------------------------------------------   ------    ------------   -------   ------------   ---------   ------------
Liberty Mutual                                      --          680        1,205       5,499          6,704            966
Markel American                                     --          949        1,372       9,616         10,988          1,120
Mercer Plaza                                        --            1        1,556      12,351         13,907            637
North Park                                          --          655        2,163       9,314         11,477          1,437
North Shore Commons  A                              --        1,085        1,344      11,532         12,876            218
North Shore Commons  B - Land                       --           --        1,810          --          1,810             --
North Shore Commons  C - Land                       --           --        1,667          --          1,667             --
One Shockoe Plaza                                   --       (3,954)          --      15,370         15,370          2,310
Pavillion - Richmond                              (401)          --           --          --             --             --
Pickles Land                                        --           --        1,276          --          1,276             --
Sadler & Cox Land                                                --        1,745          --          1,745             --
Stony Point F Land                                  --           --        2,589          --          2,589             --
Stony Point I                                       --        1,251        1,384      12,696         14,080          1,640
Stony Point II                                      --        1,773        1,561      12,722         14,283          1,306
Stony Point III                                     --        1,059        1,181       9,190         10,371            193
Technology Park 1                                   --          391          541       2,557          3,098            476
Technology Park 2                                   --           99          264       1,157          1,421            205
Vantage Place A                                     --          178          203         989          1,192            236
Vantage Place B                                     --          152          233       1,083          1,316            246
Vantage Place C                                     --          186          235       1,126          1,361            245
Vantage Place D                                     --          211          218       1,084          1,302            269
Vantage Pointe                                      --          599        1,089       4,953          6,042            904
Virginia Mutual                                     --         (219)       1,301       5,815          7,116            196
Waterfront Plaza                                    --          750          585       3,097          3,682            706
West Shore I                                        --           69          358       1,500          1,858            234
West Shore II                                       --           57          545       2,238          2,783            328
West Shore III                                      --        1,370          961       4,971          5,932          1,039

South Florida                                       --           --
The 1800 Eller Drive Building                       --          491           --      10,215         10,215            573

Tampa, FL                                           --           --
380 Park Place                                      --          722        1,508       7,504          9,012            152
5400 Gray Street                                                  5          350         300            650             32
Atrium                                            (287)       2,230        1,352      11,516         12,868          1,463
Bay View Commons Land                               --           --          200          --            200             --
Bay View Office Centre                              --          396        1,304       6,360          7,664            660
Bay Vista Gardens                                   --           26          447       4,803          5,250            471
Bay Vista Gardens II                               134          396        1,462       7,377          8,839            960
Bay Vista Office Building                           --          516          935       4,996          5,931            648
Bay Vista Retail                                    --          116          283       1,251          1,534            140
Brookwood Day Care Center                           --           28           61         375            436             53
Clearwater Point                                  (317)      (1,531)          --          --             --             --
Countryside Place                                   --          146          843       3,877          4,720            449
Cypress Center I                                    --           13        3,171      12,648         15,819          2,411
Cypress Center III                                  --           18        1,190       7,708          8,898            533
Cypress Center Land                                 --           --        1,456          --          1,456             --
Cypress Commons                                     --          120        1,211      11,608         12,819          1,912
Cypress West                                        --          775          615       5,763          6,378            708
Expo Building                                     (171)        (969)          --          --             --             --
Feathersound Corporate Center II                    --          550          800       7,832          8,632          1,018
Federated Land                                  (6,028)          --           --          --             --             --

                                                                  Life on
                                                                   Which
                                                  Date of      Depreciation
                 Description                    Construction    is Computed
---------------------------------------------   ------------   ------------
Liberty Mutual                                      1990         5-40 yrs.
Markel American                                     1998         5-40 yrs.
Mercer Plaza                                        1984         5-40 yrs.
North Park                                          1989         5-40 yrs.
North Shore Commons  A                                           5-40 yrs.
North Shore Commons  B - Land                       N/A             N/A
North Shore Commons  C - Land                       N/A             N/A
One Shockoe Plaza                                   1996         5-40 yrs.
Pavillion - Richmond                                N/A             N/A
Pickles Land                                        N/A             N/A
Sadler & Cox Land                                   N/A             N/A
Stony Point F Land                                  N/A             N/A
Stony Point I                                       1990         5-40 yrs.
Stony Point II                                      1999         5-40 yrs.
Stony Point III                                                  5-40 yrs.
Technology Park 1                                   1991         5-40 yrs.
Technology Park 2                                   1991         5-40 yrs.
Vantage Place A                                     1987         5-40 yrs.
Vantage Place B                                     1988         5-40 yrs.
Vantage Place C                                     1987         5-40 yrs.
Vantage Place D                                     1988         5-40 yrs.
Vantage Pointe                                      1990         5-40 yrs.
Virginia Mutual                                     1996         5-40 yrs.
Waterfront Plaza                                    1988         5-40 yrs.
West Shore I                                        1995         5-40 yrs.
West Shore II                                       1995         5-40 yrs.
West Shore III                                      1997         5-40 yrs.

South Florida
The 1800 Eller Drive Building                       1983         5-40 yrs.

Tampa, FL
380 Park Place                                      N/A             N/A
5400 Gray Street                                    1973         5-40 yrs.
Atrium                                              1989         5-40 yrs.
Bay View Commons Land                               N/A             N/A
Bay View Office Centre                              1982         5-40 yrs.
Bay Vista Gardens                                   1982         5-40 yrs.
Bay Vista Gardens II                                1997         5-40 yrs.
Bay Vista Office Building                           1982         5-40 yrs.
Bay Vista Retail                                    1987         5-40 yrs.
Brookwood Day Care Center                           1986         5-40 yrs.
Clearwater Point                                    1981         5-40 yrs.
Countryside Place                                   1988         5-40 yrs.
Cypress Center I                                    1982         5-40 yrs.
Cypress Center III                                  1983         5-40 yrs.
Cypress Center Land                                 N/A             N/A
Cypress Commons                                     1985         5-40 yrs.
Cypress West                                        1985         5-40 yrs.
Expo Building                                       1981         5-40 yrs.
Feathersound Corporate Center II                    1986         5-40 yrs.
Federated Land                                      N/A             N/A

                                                                                                    Initial Cost
                                                                                               ----------------------
                                                                               2001                       Building &
                 Description                     JDE          City         Encumberance          Land    Improvements
---------------------------------------------   -----       -------        ------------        -------   ------------
Firemans Fund Building                          25410        Tampa                                 500       4,107
Fireman's Fund Land                             25420        Tampa                               1,002          --
Highwoods Plaza                                 25530        Tampa                                 545       4,650
Highwoods Preserve I                            25470        Tampa                                  --       2,268
Highwoods Preserve II                           25480        Tampa                                  42         274
Highwoods Preserve III                          25490        Tampa                                  --       1,524
Highwoods Preserve IV                           25500        Tampa                               1,639      16,355
Highwoods Preserve Land                         25540        Tampa                               5,403          --
Highwoods Preserve V                            25510        Tampa                               1,440      21,189
Horizon                                         25460        Tampa              (1)                 --       6,114
LakePointe I                                    25660        Tampa              (1)              2,100      31,390
LakePointe II                                   25640        Tampa              (1)              2,000      20,376
Lakeside                                        25650        Tampa              (1)                 --       7,272
Northside Square Office                         25720        Tampa                                 601       3,601
Northside Square Office/Retail                  25730        Tampa                                 800       2,808
One Harbour Place                               28180        Tampa              (3)              2,015      25,252
Parkside                                        25740        Tampa              (1)                 --       9,193
Pavilion                                        25750        Tampa              (1)                 --      16,022
Pavilion Parking Garage                         25760        Tampa                                  --       5,618
Registry I                                      25800        Tampa                                 744       4,216
Registry II                                     25810        Tampa                                 908       5,147
Registry Square                                 25820        Tampa                                 344       1,951
REO Building                                    25790        Tampa                                 795       4,484
Romac                                           28140        Tampa                                  --          --
Sabal Business Center I                         25840        Tampa                                 375       2,127
Sabal Business Center II                        25850        Tampa                                 342       1,935
Sabal Business Center III                       25860        Tampa                                 290       1,642
Sabal Business Center IV                        25870        Tampa                                 819       4,638
Sabal Business Center V                         25880        Tampa                               1,026       5,813
Sabal Business Center VI                        25890        Tampa                               1,609       9,116
Sabal Business Center VII                       25900        Tampa                               1,519       8,605
Sabal Industrial Park Land                      25920        Tampa                                 488          --
Sabal Lake Building                             25910        Tampa                                 572       3,241
Sabal Park Plaza                                25930        Tampa                                 611       3,460
Sabal Pavilion I                                25970        Tampa                                 660       8,633
Sabal Pavilion II                               25980        Tampa                                 533          --
Sabal Tech Center                               25940        Tampa                                 548       3,107
Spectrum                                        25960        Tampa              (1)              1,450      14,173
Summit Office Building                          25950        Tampa                                 579       2,749
USF&G                                           26130        Tampa                               1,366       7,742
Westshore Square                                26140        Tampa                     2,721     1,130       5,155


                                                                                               633,284   2,673,254
                                                                           =======================================

                                                    Cost Capitalized          Gross Amount at
                                                      subsequent to          Which Carried at
                                                       Acquistion             Close of Period
                                                -----------------------  ----------------------
                                                           Building &               Building &                 Accumulated
                 Description                     Land     Improvements     Land    Improvements     Total     Depreciation
---------------------------------------------   ------    ------------   -------   ------------   ---------   ------------
Firemans Fund Building                              --          103          500       4,210          4,710            478
Fireman's Fund Land                                              --        1,002          --          1,002             --
Highwoods Plaza                                     --        1,462          545       6,112          6,657            226
Highwoods Preserve I                             1,618       23,368        1,618      25,636         27,254          1,439
Highwoods Preserve II                                         1,517           42       1,791          1,833            153
Highwoods Preserve III                           1,488       21,140        1,488      22,664         24,152          1,027
Highwoods Preserve IV                               --        8,576        1,639      24,931         26,570            764
Highwoods Preserve Land                                          --        5,403          --          5,403             --
Highwoods Preserve V                                --          (68)       1,440      21,121         22,561            270
Horizon                                             --          554           --       6,668          6,668            708
LakePointe I                                        --          552        2,100      31,942         34,042          3,431
LakePointe II                                       --        6,324        2,000      26,700         28,700          1,728
Lakeside                                            --          123           --       7,395          7,395            776
Northside Square Office                             --          220          601       3,821          4,422            439
Northside Square Office/Retail                      --           86          800       2,894          3,694            317
One Harbour Place                                   --          531        2,015      25,783         27,798            977
Parkside                                            --          373           --       9,566          9,566          1,007
Pavilion                                            --          516           --      16,538         16,538          1,742
Pavilion Parking Garage                             --           --           --       5,618          5,618            308
Registry I                                          --          648          744       4,864          5,608            718
Registry II                                         --          532          908       5,679          6,587            852
Registry Square                                     --          167          344       2,118          2,462            293
REO Building                                        --          292          795       4,776          5,571            529
Romac                                               --           --           --          --             --             --
Sabal Business Center I                             --          234          375       2,361          2,736            355
Sabal Business Center II                            --          142          342       2,077          2,419            349
Sabal Business Center III                           --           49          290       1,691          1,981            236
Sabal Business Center IV                            --          222          819       4,860          5,679            655
Sabal Business Center V                             --          242        1,026       6,055          7,081            826
Sabal Business Center VI                            --          101        1,609       9,217         10,826          1,227
Sabal Business Center VII                           --           81        1,519       8,686         10,205          1,153
Sabal Industrial Park Land                                       --          488          --            488             --
Sabal Lake Building                                 --          152          572       3,393          3,965            529
Sabal Park Plaza                                    --          416          611       3,876          4,487            768
Sabal Pavilion I                                   304        2,686          964      11,319         12,283            921
Sabal Pavilion II                                                --          533          --            533             --
Sabal Tech Center                                   --           97          548       3,204          3,752            425
Spectrum                                            --          298        1,450      14,471         15,921          1,625
Summit Office Building                              --           13          579       2,762          3,341            269
USF&G                                               --        1,391        1,366       9,133         10,499          1,802
Westshore Square                                    --          224        1,130       5,379          6,509            535


                                                (6,978)     297,621      626,306   2,970,875      3,597,181        377,103
                                                ==========================================================================

                                                                  Life on
                                                                   Which
                                                  Date of      Depreciation
                 Description                    Construction    is Computed
---------------------------------------------   ------------   ------------
Firemans Fund Building                              1982         5-40 yrs.
Fireman's Fund Land                                 N/A             N/A
Highwoods Plaza                                     1999         5-40 yrs.
Highwoods Preserve I                                1999         5-40 yrs.
Highwoods Preserve II                               2001         5-40 yrs.
Highwoods Preserve III                              1999         5-40 yrs.
Highwoods Preserve IV                               1999         5-40 yrs.
Highwoods Preserve Land                             N/A             N/A
Highwoods Preserve V                                2001         5-40 yrs.
Horizon                                             1980         5-40 yrs.
LakePointe I                                        1986         5-40 yrs.
LakePointe II                                       1999         5-40 yrs.
Lakeside                                            1978         5-40 yrs.
Northside Square Office                             1986         5-40 yrs.
Northside Square Office/Retail                      1986         5-40 yrs.
One Harbour Place                                   1985         5-40 yrs.
Parkside                                            1979         5-40 yrs.
Pavilion                                            1982         5-40 yrs.
Pavilion Parking Garage                             1999         5-40 yrs.
Registry I                                          1985         5-40 yrs.
Registry II                                         1987         5-40 yrs.
Registry Square                                     1988         5-40 yrs.
REO Building                                        1983         5-40 yrs.
Romac                                               N/A             N/A
Sabal Business Center I                             1982         5-40 yrs.
Sabal Business Center II                            1984         5-40 yrs.
Sabal Business Center III                           1984         5-40 yrs.
Sabal Business Center IV                            1984         5-40 yrs.
Sabal Business Center V                             1988         5-40 yrs.
Sabal Business Center VI                            1988         5-40 yrs.
Sabal Business Center VII                           1990         5-40 yrs.
Sabal Industrial Park Land                          N/A             N/A
Sabal Lake Building                                 1986         5-40 yrs.
Sabal Park Plaza                                    1987         5-40 yrs.
Sabal Pavilion I                                    1998         5-40 yrs.
Sabal Pavilion II                                   N/A             N/A
Sabal Tech Center                                   1989         5-40 yrs.
Spectrum                                            1984         5-40 yrs.
Summit Office Building                              1988         5-40 yrs.
USF&G                                               1988         5-40 yrs.
Westshore Square                                    1976         5-40 yrs.

(1) These assets are pledged as collateral for a $69,868,000 first mortgage loan.
(2) These assets are pledged as collateral for an $44,479,000 first mortgage loan.
(3) These assets are pledged as collateral for a $28,693,000 first mortgage loan.
(4) These assets are pledged as collateral for a $7,504,000 first mortgage loan.
(5) These assets are pledged as collateral for a $134,966,000 first mortgage loan.
(6) These assets are pledged as collateral for a $182,939,000 first mortgage loan.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                              NOTE TO SCHEDULE III
                                 (In Thousands)

                     As of December 31, 2001, 2000, and 1999

A summary of activity for Real estate and accumulated depreciation is as follows

                                                                                             December 31,
                                                                                --------------------------------------
                                                                                   2001          2000          1999
                                                                                ----------    ----------    ----------
Real Estate:
   Balance at beginning of year .............................................    3,419,351     3,743,934     3,992,428
   Additions
      Acquisitions, Development and Improvments .............................      336,105       403,546       515,946
      Cost of real estate sold ..............................................     (158,275)     (728,129)     (764,440)
                                                                                ----------    ----------    ----------
   Balance at close of year (a) .............................................    3,597,181     3,419,351     3,743,934
                                                                                ==========    ==========    ==========

Accumulated Depreciaition
   Balance at beginning of year .............................................      280,772       237,979       167,989
      Depreciation expense ..................................................      104,691       103,435        99,386
      Real estate sold ......................................................       (8,360)      (60,642)      (29,396)
                                                                                ----------    ----------    ----------
   Balance at close of year (b) .............................................      377,103       280,772       237,979
                                                                                ==========    ==========    ==========

(a) Reconciliation of total cost to balance sheet caption at December 31, 2001, 2000, and 1999 (in Thousands)

                                                                                   2001          2000          1999
                                                                                ----------    ----------    ----------
Total per schedule III ......................................................    3,597,181     3,419,351     3,743,934
Development in process ......................................................      108,118        87,622       186,925
Furniture, fixtures and equipment ...........................................       19,392        11,433         7,917
Property held for sale ......................................................      (83,325)     (133,303)      (51,602)
                                                                                ----------    ----------    ----------
Total real estate assets at cost ............................................    3,641,366     3,385,103     3,887,174
                                                                                ==========    ==========    ==========

(b) Reconciliation of total Accumulated Depreciation to balance sheet caption at December 31, 2001, 2000, and 1999 (in Thousands)

                                                                                   2001          2000          1999
                                                                                ----------    ----------    ----------
Total per Schedule III ......................................................      377,103       280,772       237,979
Accumulated Depreciation - furniture, fixtures and equipment ................        9,649         5,317         2,799
Property held for sale ......................................................       (1,294)       (5,480)       (2,643)
                                                                                ----------    ----------    ----------
Total accumulated depreciation ..............................................      385,458       280,609       238,135
                                                                                ==========    ==========    ==========