Form 10-Q
period 2002-03-31
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2002-05-14
CIK 941713

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                        Commission file number: 000-21731

                               ------------------

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

                                      27604
                                   (Zip Code)

                                 (919) 872-4924
              (Registrant's telephone number, including area code)

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2002

                               TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements.........................................................................     3

          Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001.......................     4

          Consolidated Statements of Income for the three months ended March 31, 2002
             and 2001..................................................................................     5

          Consolidated Statements of Cash Flows for the three months ended March 31, 2002
             and 2001..................................................................................     6

          Notes to Consolidated Financial Statements...................................................     8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................................    13

          Disclosure Regarding Forward-Looking Statements..............................................    13

          Overview.....................................................................................    13

          Results of Operations........................................................................    15

          Liquidity and Capital Resources..............................................................    17

          Impact of Recently Issued Accounting Standards...............................................    21

          Funds From Operations and Cash Available for Distributions...................................    21

          Property Information.........................................................................    23

          Inflation....................................................................................    31

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................    32

                         PART I -- FINANCIAL INFORMATION

                          Item 1. Financial Statements

     We refer to (1) Highwoods Properties, Inc. as the "Company," (2) Highwoods Realty Limited Partnership as the "Operating Partnership," (3) the Company's common stock as "Common Stock" and (4) the Operating Partnership's common partnership interests as "Common Units."

     The information furnished in the accompanying balance sheets, statements of income and statements of cash flows reflects all adjustments (consisting of normal recurring accruals) that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.

     The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and in our 2001 Annual Report on Form 10-K.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                           Consolidated Balance Sheets

                                ($ in thousands)

                                                                                  March 31,    December 31,
                                                                                    2002           2001
                                                                                 ----------    ------------
                                                                                 (Unaudited)
Assets
Real estate assets, at cost:
   Land and improvements .....................................................   $  425,834     $  417,775
   Buildings and tenant improvements .........................................    2,963,340      2,929,650
   Development in process ....................................................       82,787        108,118
   Land held for development .................................................      161,138        150,465
   Furniture, fixtures and equipment .........................................       19,661         19,392
                                                                                 ----------     ----------
                                                                                  3,652,760      3,625,400
   Less -- accumulated depreciation ..........................................     (411,326)      (384,007)
                                                                                 ----------     ----------
   Net real estate assets ....................................................    3,241,434      3,241,393
   Property held for sale ....................................................       72,985         96,545
Cash and cash equivalents ....................................................        3,263            794
Restricted cash ..............................................................        4,412          5,685
Accounts receivable, net .....................................................       20,208         23,302
Advances to related parties ..................................................          788            788
Notes receivable .............................................................       13,122         13,726
Accrued straight-line rents receivable .......................................       51,118         49,078
Investment in unconsolidated affiliates ......................................       78,035         78,084
Other assets:
   Deferred leasing costs ....................................................      106,812        102,502
   Deferred financing costs ..................................................       26,055         26,121
   Prepaid expenses and other ................................................       10,772         10,441
                                                                                 ----------     ----------
                                                                                    143,639        139,064
   Less -- accumulated amortization ..........................................      (64,053)       (59,904)
                                                                                 ----------     ----------
     Other assets, net .......................................................       79,586         79,160
                                                                                 ----------     ----------
Total assets .................................................................   $3,564,951     $3,588,555
                                                                                 ==========     ==========

Liabilities and Partners' capital
Mortgages and notes payable ..................................................   $1,682,032     $1,672,230
Accounts payable, accrued expenses and other liabilities .....................       95,623        114,920
                                                                                 ----------     ----------
   Total liabilities .........................................................    1,777,655      1,787,150
Minority interest ............................................................          966            318
Redeemable operating partnership units:
   Class A Common Units, 7,122,334 and 7,143,747 outstanding at March 31, 2002
      and December 31, 2001, respectively ....................................      200,066        185,380
   Class B Common Units, 196,492 outstanding at March 31, 2002 and
      December 31, 2001 ......................................................        5,519          5,099
   Series A Preferred Units, 104,945 outstanding at March 31, 2002 and
      December 31, 2001 ......................................................      103,308        103,308
   Series B Preferred Units, 6,900,000 outstanding at March 31, 2002 and
      December 31, 2001 ......................................................      166,346        166,346
   Series D Preferred Units, 400,000 outstanding at March 31, 2002 and
      December 31, 2001 ......................................................       96,842         96,842
Partners' capital:
Class A Common Units:
   General partner Common Units, 596,197 and 596,268 outstanding at March 31,
      2002 and December 31, 2001, respectively ...............................       12,256         12,569
   Limited partner Common Units, 51,901,193 and 51,886,745 outstanding at
      March 31, 2002 and December 31, 2001, respectively .....................    1,214,268      1,244,545
Accumulated other comprehensive loss .........................................       (8,853)        (9,441)
Deferred compensation -- restricted units ....................................       (3,422)        (3,561)
                                                                                 ----------     ----------
   Total Partners' capital ...................................................    1,214,249      1,244,112
                                                                                 ----------     ----------
Total Liabilities and Partners' capital ......................................   $3,564,951     $3,588,555
                                                                                 ==========     ==========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                        Consolidated Statements of Income

             (Unaudited and $ in thousands, except per unit amounts)



                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                        2002               2001
                                                                                      --------           --------
Revenue:
   Rental property ................................................................   $124,579           $127,808
   Equity in earnings of unconsolidated affiliates ................................      2,490                744
   Interest and other income ......................................................      2,872              6,754
                                                                                      --------           --------
Total Revenue .....................................................................    129,941            135,306
Operating expenses:
   Rental property ................................................................     38,258             36,647
   Depreciation and amortization ..................................................     31,280             29,044
   Interest expense
     Contractual ..................................................................     25,427             26,944
     Amortization of deferred financing costs .....................................        339                665
                                                                                      --------           --------
                                                                                        25,766             27,609
   General and administrative .....................................................      4,598              4,914
                                                                                      --------           --------
     Income before gain on disposition of land and depreciable assets, discontinued
       operations and extraordinary item ..........................................     30,039             37,092
   Gain on disposition of land and depreciable assets .............................        944              7,071
                                                                                      --------           --------
     Income from continuing operations ............................................     30,983             44,163
Discontinued Operations
   Income from discontinued operations ............................................        230                233
                                                                                      --------           --------
   Net income before extraordinary item ...........................................     31,213             44,396
Extraordinary item--loss on early extinguishment of debt ..........................         --               (193)
                                                                                      --------           --------
   Net income .....................................................................     31,213             44,203
Distributions on preferred units ..................................................     (7,713)            (8,145)
                                                                                      --------           --------
Net income available for Class A Common Units .....................................   $ 23,500           $ 36,058
                                                                                      ========           ========

Net income per Common Unit--basic:
   Income from continuing operations ..............................................   $   0.39           $   0.57
   Income from discontinued operations ............................................         --                 --
   Extraordinary item--loss on early extinguishment of debt .......................         --                 --
                                                                                      --------           --------
   Net income .....................................................................   $   0.39           $   0.57
                                                                                      ========           ========

Net income per Common Unit--diluted:
   Income from continuing operations ..............................................   $   0.39           $   0.56
   Income from discontinued operations ............................................         --                 --
   Extraordinary item--loss on early extinguishment of debt .......................         --                 --
                                                                                      --------           --------
   Net income .....................................................................   $   0.39           $   0.56
                                                                                      ========           ========

Weighted average Common Units outstanding--basic:
   Class A Common Units:
     General Partner ..............................................................        596                635
     Limited Partners .............................................................     59,048             62,774
   Class B Common Units:
     Limited Partners .............................................................        196                196
                                                                                      --------           --------
   Total ..........................................................................     59,840             63,605
                                                                                      ========           ========

Weighted average Common Units outstanding--diluted:
   Class A Common Units:
     General Partner ..............................................................        601                637
     Limited Partners .............................................................     59,541             63,037
   Class B Common Units:
     Limited Partners .............................................................        196                196
                                                                                      --------           --------
   Total ..........................................................................     60,338             63,870
                                                                                      ========           ========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows

                         (Unaudited and $ in thousands)

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                      2002               2001
                                                                                    ---------          ---------
Operating activities:
Net income ......................................................................   $  31,213          $  44,203
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ................................................      31,698             29,790
   Amortization of deferred compensation ........................................         275                201
   Equity in earnings of unconsolidated affiliates ..............................      (2,490)              (744)
Loss on early extinguishment of debt ............................................          --                193
Gain on disposition of land and depreciable assets ..............................        (944)            (7,071)
Transition adjustment upon adoption of FASB 133 .................................          --                556
Loss on ineffective portion of derivative instruments ...........................          --                466
Changes in operating assets and liabilities .....................................     (18,264)            (2,687)
                                                                                    ---------          ---------
     Net cash provided by operating activities ..................................      41,488             64,907
                                                                                    ---------          ---------

Investing activities:
Additions to real estate assets .................................................     (12,941)           (57,752)
Proceeds from disposition of real estate assets .................................      23,200             47,900
Repayment from advances to subsidiaries .........................................          --             27,560
Distributions from unconsolidated affiliates ....................................       2,205              1,261
Investments in notes receivable .................................................         604             31,078
Other investing activities ......................................................      (4,534)            (9,763)
                                                                                    ---------          ---------
     Net cash provided by investing activities ..................................       8,534             40,284
                                                                                    ---------          ---------

Financing activities:
Distributions paid on Common Units ..............................................     (35,229)           (36,506)
Distributions paid on Preferred Units ...........................................      (7,713)            (8,145)
Payment of prepayment penalties .................................................          --               (193)
Borrowings on mortgages and notes payable .......................................      12,362             16,402
Repayment of mortgages and notes payable ........................................     (22,844)           (33,733)
Borrowings on revolving loans ...................................................     127,000             16,000
Repayment on revolving loans ....................................................    (118,500)            (9,000)
Net redemptions/proceeds of contributed capital .................................      (1,067)            (1,725)
Repurchase of Common Units ......................................................      (2,216)          (106,847)
Net change in deferred financing costs ..........................................         654               (161)
                                                                                    ---------          ---------
     Net cash used in financing activities ......................................     (47,553)          (163,908)
                                                                                    ---------          ---------
Net decrease in cash and cash equivalents .......................................       2,469            (58,717)
Cash and cash equivalents at beginning of the period ............................         794            102,486
                                                                                    ---------          ---------
Cash and cash equivalents at end of the period ..................................   $   3,263          $  43,769
                                                                                    =========          =========

Supplemental disclosure of cash flow information:
Cash paid for interest ..........................................................   $  22,738          $  23,109
                                                                                    =========          =========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                         (Unaudited and $ in thousands)

Supplemental disclosure of non-cash investing and financing activities:

     The following table summarizes the net assets contributed by the holders of Common Units in the Operating Partnership and the net assets acquired subject to mortgage notes payable:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2002       2001
                                                         -------    -------
Assets:
Notes receivable ..................................      $   500    $   675
Cash and cash equivalents .........................           41        551
Net real estate assets ............................       12,812     19,881

Liabilities:
Mortgages and notes payable .......................       11,784     22,520
Accounts payable, accrued expenses
   and other liabilities ..........................          136      1,392
                                                         -------    -------
Net assets ........................................      $ 1,433    $(2,805)
                                                         =======    =======

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

                                   (Unaudited)

1.   Description of the Operating Partnership

     Highwoods Realty Limited Partnership (the "Operating Partnership") is managed by its general partner, Highwoods Properties, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT") which operates in the southeastern and midwestern United States. The Operating Partnership's wholly-owned assets include: 501 in-service office, industrial and retail properties; 213 apartment units; 1,277 acres of undeveloped land suitable for future development; and an additional 16 properties under development.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At March 31, 2002, the Company owned 87.8% of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's common stock, $.01 par value (the "Common Stock"), or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

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

2.   Basis of Presentation

     The consolidated financial statements include the accounts of the Operating Partnership and its majority-controlled affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

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

     Certain amounts in the March 31, 2001 and December 31, 2001 financial statements have been reclassified to conform to the March 31, 2002 presentation. These reclassifications had no material effect on net income or partner's capital as previously reported.

     The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows have been made. For further information, refer to the financial statements and notes thereto included in our 2001 Annual Report on Form 10-K.

3.   Segment Information

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

     Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three months ended March 31, 2002 and 2001 ($ in thousands):

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                             2002        2001
                                                                                           --------    --------
Rental Income:
Office segment .....................................................................       $103,572    $103,128
Industrial segment .................................................................         10,664      11,715
Retail segment .....................................................................          9,964       9,695
Apartment segment ..................................................................            379       3,270
                                                                                           --------    --------
   Total Rental Income .............................................................       $124,579    $127,808
                                                                                           ========    ========
Net Operating Income:
Office segment .....................................................................       $ 70,466    $ 72,810
Industrial segment .................................................................          8,828       9,976
Retail segment .....................................................................          6,835       6,584
Apartment segment ..................................................................            192       1,791
                                                                                           --------    --------
   Total Net Operating Income ......................................................         86,321      91,161
                                                                                           --------    --------
Reconciliation to income before gain on disposition of land and depreciable assets, discontinued operations and extraordinary item:
Equity in earnings of unconsolidated affiliates ....................................          2,490         744
Interest and other income ..........................................................          2,872       6,754
Interest expense ...................................................................        (25,766)    (27,609)
General and administrative expense .................................................         (4,598)     (4,914)
Depreciation and amortization ......................................................        (31,280)    (29,044)
                                                                                           --------    --------
Income before gain on disposition of land and depreciable assets, discontinued
   operations and extraordinary item ...............................................       $ 30,039    $ 37,092
                                                                                           ========    ========

                                                                                             As of March 31,
                                                                                            2002         2001
                                                                                         ----------   ----------
Total Assets:
Office segment .....................................................................     $2,832,896   $2,676,250
Industrial segment .................................................................        325,941      337,605
Retail segment .....................................................................        258,876      243,538
Apartment segment ..................................................................         10,791       86,761
Corporate and other ................................................................        136,447      196,922
                                                                                         ----------   ----------
   Total Assets ....................................................................     $3,564,951   $3,541,076
                                                                                         ==========   ==========

4.   Investments in Unconsolidated Affiliates

     During the past several years, we have formed various joint ventures with unrelated investors. We have retained minority equity interests ranging from 22.81% to 50.00% in these joint ventures. As required by generally accepted accounting principles, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these joint ventures. As a result, the assets and liabilities of our joint ventures are not included on our balance sheet. As of March 31, 2002, our joint ventures have approximately $572.3 million of outstanding debt. All of the joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations (2) with respect to $3.4 million of construction debt related to the MG-HIW Rocky Point, LLC, which has been guaranteed in part by us subject to a pro rata indemnity from our joint venture partner. Our guarantee of the MG-HIW Rocky Point, LLC debt represented 15.00% of the outstanding loan balance at March 31, 2002 and (3) with respect to $2.4 million of construction debt related to the MG-HIW Metrowest I, LLC, which has been guaranteed in part by us subject to a pro rata indemnity from our joint venture partner. Our guarantee of the MG-HIW Metrowest I, LLC debt represented 50.00% of the outstanding loan balance at March 31, 2002. Selected financial data for unconsolidated affiliates for the three months ended March 31, 2002 and 2001 is presented below ($ in thousands):

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                                                       2002            2001
                                                   Percent Owned   Percent Owned
                                                   -------------   -------------
Board of Trade Investment Company ..............       49.00%          49.00%
Dallas County Partners I, LP. ..................       50.00           50.00
Dallas County Partners II, LP. .................       50.00           50.00
Dallas County Partners III, LP. ................       50.00           50.00
Fountain Three .................................       50.00           50.00
Dreilander-Fonds 98/29 .........................       22.81           22.81
Dreilander-Fonds 97/26 and 99/32 ...............       42.93           44.70
RRHWoods, LLC ..................................       50.00           50.00
Highwoods-Markel Associates, LLC ...............       50.00           50.00
MG-HIW, LLC ....................................       20.00           20.00
MG-HIW Peachtree Corners, LLC ..................       50.00           50.00
MG-HIW Rocky Point, LLC ........................       50.00           50.00
MG-HIW Metrowest I, LLC ........................       50.00           50.00
MG-HIW Metrowest II, LLC .......................       50.00           50.00
Concourse Center Associates, LLC ...............       50.00              --

                                                       2002            2001
                                                     --------        --------

Total assets .....................................   $881,365        $823,370
Total liabilities ................................    596,200         552,853
Total net income .................................      8,538           3,149

5.   Derivative Financial Instruments

     On January 1, 2001, we adopted Financial Accounting Standards Board Statement (SFAS) No. 133/138, "Accounting for Derivative Instruments and Hedging Activities", as amended. This statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Accumulated Other Comprehensive Loss ("AOCL") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In connection with the adoption of SFAS 133/138 in January 2001, we recorded a net transition adjustment of $555,962 of unrealized loss in interest and other income and a net transition adjustment of $125,000 in AOCL. Adoption of the standard also resulted in us recognizing $127,000 of derivative instrument liabilities and a reclassification of approximately $10.6 million of deferred financing costs from past cashflow hedging relationships from other assets to AOCL.

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

     On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability (a "cash flow" hedge), or (2) an instrument that is held as a non-hedge derivative. Changes in the fair value of highly effective cash flow hedges, to the extent that the hedge is effective, are recorded in accumulated other comprehensive loss, until earnings are affected by the hedged transaction (i.e. until periodic settlements of a variable-rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the transaction) is recorded in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) forecasted transactions. We also assess and document, both at the hedging instrument's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When we determine that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively.

     All of our derivatives are designated as cashflow hedges at March 31, 2002. The effective portion of the cumulative loss on the derivative instruments was $8.9 million at March 31, 2002 and was reported as a component of AOCL in partners' capital and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (as the underlying debt is paid down). We expect that the portion of the cumulative loss recorded in AOCL at March 31, 2002 associated with the derivative instruments which will be recognized within the next 12 months will be approximately $1.6 million.

     Derivative liabilities totaling approximately $207,080 related to our interest rate swap agreement, with a notional amount of $19.0 million, are recorded in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets at March 31, 2002. The fair value of our interest rate swap agreement was $(207,080) at March 31, 2002. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

6.   Other Comprehensive Income/(loss)

     Other comprehensive income/(loss) represents net income plus the results of certain non-partners' capital changes not reflected in the Consolidated Statements of Income. The components of other comprehensive income/(loss) are as follows ($ in thousands):

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                        2002       2001
                                                                      -------   --------
Net Income ...................................................        $31,213   $ 44,203
Accumulated other comprehensive income/(loss):
   Unrealized derivative gains/(losses) on cashflow hedges ...            204       (411)
   Reclassification of past hedging relationships ............             --    (10,597)
   Amortization of past hedging relationships ................            384      1,567
                                                                      -------   --------
      Total other comprehensive income/(loss) ................            588     (9,441)
                                                                      -------   --------
      Total comprehensive income .............................        $31,801   $ 34,762
                                                                      =======   ========

7.   Discontinued Operations

     As of January 1, 2002, we have adopted FASB 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," and the appropriate amounts are disclosed separately under income from discontinued operations on the consolidated income statement. Below represents the revenues, rental operating expenses, depreciation and amortization, net income and net carrying value of the properties held for sale at March 31, 2002 (which are expected to be sold during the second and third quarters of 2002), as a result of our capital recycling program and included in income from discontinued operations at March 31, 2001 and 2002 ($ in thousands):

                                                              Rental     Depreciation
                           Rentable                Rental    Operating        and                    Net Carrying
                  Type    Square Feet   Acreage   Revenues   Expenses    Amortization   Net Income      Value
                 ------------------------------------------------------------------------------------------------
March 31, 2002
--------------
                 Office     155,000        --       $432       $ 68          $79          $285         $12,310
                 Land            --        16         --         55           --           (55)          2,132
                          ---------------------------------------------------------------------------------------
                 Total      155,000        16       $432       $123          $79          $230         $14,442
                          =======================================================================================
March 31, 2001
--------------
                 Office     155,000        --       $418       $ 62          $81          $275         $12,582
                 Land            --        16         --         42           --           (42)          2,132
                          ---------------------------------------------------------------------------------------
                 Total      155,000        16       $418       $104          $81          $233         $14,714
                          =======================================================================================

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

     This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in "Business - Risk Factors" set forth elsewhere in our 2001 Annual Report.

     Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

Overview

     The Operating Partnership is managed by its general partner, the Company, a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since our formation in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. At March 31, 2002, we:

          . owned 501 in-service office, industrial and retail properties, encompassing approximately 37.5 million rentable square feet and 213 apartment units;

          . owned an interest (50% or less) in 75 in-service office and industrial properties, encompassing approximately 7.5 million rentable square feet and 418 apartment units;

          . owned 1,277 acres (and have agreed to purchase an additional eight acres over the next year) of undeveloped land suitable for future development; and

          . were developing an additional 20 properties, which will encompass approximately 2.2 million rentable square feet (including two properties encompassing 142,000 rentable square feet that we are developing with our joint venture partners).

     The following summarizes our capital recycling program since the beginning of 2000:

                                                   Three Months Ended   Year Ended   Year Ended
                                                     March 31, 2002        2001         2000
                                                   ------------------   ----------   ----------
Office, Industrial and Retail Properties
   (rentable square feet in thousands)
       Dispositions (1) ........................         (128)              (268)      (4,743)
       Contributions to Joint Ventures (1) .....           --               (118)      (2,199)
       Developments Placed In-Service ..........          404              1,351        3,480
       Acquisitions ............................           --                 72          669
                                                         ----             ------       ------
       Net Change in Wholly-owned
          In-Service Properties ................          276              1,037       (2,793)
                                                         ====             ======       ======

Apartment Properties
   (in units)
       Dispositions.............................           --             (1,672)          --
                                                         ====             ======       ======

----------
(1) Excludes wholly-owned development properties sold or contributed to joint ventures.

     In addition to the above property activity, the Company repurchased $2.2 million, $147.4 million and $100.2 million of Common Stock and Common Units during 2002, 2001 and 2000, respectively, and $18.5 million of Preferred Units during 2001.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At March 31, 2002, the Company owned 87.8% of the Common Units in the Operating Partnership.

Results of Operations

     The following table sets forth information regarding our results of operations for the three months ended March 31, 2002 and 2001 ($ in millions):

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                                  2002     2001          $ Change
                                                                                 ------   ------         --------
Revenue:
   Rental property.....................................................          $124.6   $127.8          $ (3.2)
   Equity in earnings of unconsolidated affiliates.....................             2.5      0.7             1.8
   Interest and other income...........................................             2.9      6.8            (3.9)
                                                                                 ------   ------          ------
Total revenue..........................................................           130.0    135.3            (5.3)
Operating expenses:
   Rental property.....................................................            38.3     36.6             1.7
   Depreciation and amortization.......................................            31.3     29.0             2.3
   Interest expense:
      Contractual......................................................            25.4     26.9            (1.5)
      Amortization of deferred financing costs.........................             0.4      0.7            (0.3)
                                                                                 ------   ------          ------
   ....................................................................            25.8     27.6            (1.8)
   General and administrative..........................................             4.5      5.0            (0.5)
                                                                                 ------   ------          ------
      Income before gain on disposition of land and depreciable assets,
         discontinued operations and extraordinary item................            30.1     37.1            (7.0)
   Gain on disposition of land and depreciable assets..................             0.9      7.1            (6.2)
                                                                                 ------   ------          ------
      Income from continuing operations................................            31.0     44.2           (13.2)
Discontinued operations
   Income from discontinued operations.................................             0.2      0.2              --
                                                                                 ------   ------          ------
   Net income before extraordinary item................................            31.2     44.4           (13.2)
Extraordinary item -- loss on early extinguishment
   of debt.............................................................              --     (0.2)            0.2
                                                                                 ------   ------          ------
   Net income..........................................................            31.2     44.2           (13.0)
Distributions on preferred units.......................................            (7.7)    (8.1)            0.4
                                                                                 ------   ------          ------
   Net income available for Class A
      common units.....................................................          $ 23.5   $ 36.1          $(12.6)
                                                                                 ======   ======          ======

     Revenues from rental operations decreased $3.2 million, or 2.5%, from $127.8 million for the quarter ended March 31, 2001 to $124.6 million for the quarter ended March 31, 2002. The decrease was primarily a result of a decrease in the average occupancy rates from 94.2% in the first quarter of 2001 to 89.0% in the first quarter of 2002 and a decrease in our property portfolio as a result of our capital recycling program. Additionally, due to lower expected economic growth and increasing market vacancy rates in our core markets, we expect a slight decline in occupancy during the remaining three quarters of 2002. Our in-service wholly-owned portfolio increased from 36.3 million square feet at March 31, 2001 to 37.5 million square feet at March 31, 2002.

     Same property rental revenues, which are the revenues of the 483 in-service properties wholly-owned on January 1, 2001, decreased $2.6 million, or 2.2%, for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. This decrease was primarily a result of lower same store average occupancy, which declined from 94.2% in the first quarter of 2001 to 88.9% in the first quarter of 2002. Partially offsetting the decrease in rental revenue was an increase in termination fees from $1.4 million in the first quarter of 2001 to $1.8 million in the first quarter of 2002. In addition, same store straight-line rent was $3.1 million in the first quarter of 2001 and $2.4 million in the first quarter of 2002.

     During the quarter ended March 31, 2002, 137 second generation leases representing 532,000 square feet of office, industrial and retail space were executed at an average rate per square foot which was 0.3% higher than the average rate per square foot on the previous leases.

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

     Equity in earnings of unconsolidated affiliates increased $1.8 million from $0.7 million for the quarter ended

March 31, 2001 to $2.5 million for the quarter ended March 31, 2002. The increase was primarily a result of an increase in occupancy rates in 2002 for certain joint ventures formed with unrelated investors and earnings from a joint venture formed with an unrelated investor in late December 2001. We account for our investments in unconsolidated joint ventures using the equity method of accounting because we do not control these joint venture entities. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated affiliates over 40 years.

     Interest and other income decreased $3.9 million, or 57.4%, from $6.8 million for the quarter ended March 31, 2001 to $2.9 million for the quarter ended March 31, 2002. The decrease primarily resulted from a decrease in leasing and development fee income in the first quarter of 2002 and a decrease in interest income in the first quarter of 2002 due to lower cash balances during that period. During 2001, we had higher cash balances as a result of proceeds from dispositions related to our capital recycling program that were used in our stock repurchase program.

     Rental operating expenses (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $1.7 million, or 4.6%, from $36.6 million for the quarter ended March 31, 2001 to $38.3 million for the quarter ended March 31, 2002. The increase was primarily a result of an increase in real estate taxes in 2002. Rental operating expenses as a percentage of related revenues increased from 28.6% for the quarter ended March 31, 2001 to 30.7% for the quarter ended March 31, 2002.

     Same property rental property expenses, which are the expenses of the 483 in-service properties wholly-owned on January 1, 2001, decreased $587,000, or 1.7%, for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. This decrease was primarily a result of lower occupancy relative to variable operating expenses offset by increases in real estate taxes, (primarily due to higher property tax assessments), utilities and small increases in various other rental expense accounts.

     Depreciation and amortization for the quarters ended March 31, 2002 and 2001 totaled $31.3 million and $29.0 million, respectively. The increase of $2.3 million, or 7.9%, was due to an increase in the amortization of leasing commissions and tenant improvements, partly offset by a decrease in the depreciation expense as a result of our capital recycling program during 2002 and 2001.

     Interest expense decreased $1.8 million, or 6.5%, from $27.6 million for the quarter ended March 31, 2001 to $25.8 million for the quarter ended March 31, 2002. The decrease was primarily attributable to the decrease in the weighted average interest rates for the quarter ended March 31, 2002, partly offset by an increase in the average outstanding debt for the quarter ended March 31, 2002. Interest expense for the quarters ended March 31, 2002 and 2001 included $339,000 and $665,000, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts.

     General and administrative expenses as a percentage of total revenues was 3.5% in the first quarter of 2002 and 3.7% in the first quarter of 2001.

     Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized interest for the quarters ended March 31, 2002 and 2001 was $4.0 million and $3.0 million, respectively.

     Gain on disposition of land and depreciable assets decreased $6.2 million from $7.1 million for the quarter ended March 31, 2001 to $944,000 for the quarter ended March 31, 2002. In 2001, the majority of the gain was a result of the disposition of 277 apartment units. In 2002, the majority of the gain was a result of the sale of 128,000 rentable square feet of office property.

     Income before gain on disposition of land and depreciable assets, discontinued operations and extraordinary item equaled $30.1 million and $37.1 million for the quarters ended March 31, 2002 and 2001, respectively. The Operating Partnership recorded $7.7 million and $8.1 million in preferred unit distributions for each of the quarters ended March 31, 2002 and 2001, respectively. The decrease was a result of the $18.5 million repurchase by the Company of its preferred units during 2001.

Liquidity and Capital Resources

     Statement of Cash Flows. The following table sets forth the changes in the Operating Partnership's cash flows from the first quarter of 2001 to the first quarter of 2002 ($ in thousands):

                                        Quarter Ended March 31,
                                        -----------------------
                                           2002       2001         Change
                                         --------   ---------     --------
Cash Provided By Operating Activities    $ 41,488   $  64,907     $(23,419)
Cash Provided By Investing Activities       8,534      40,284      (31,750)
Cash Used in Financing Activities         (47,553)   (163,908)     116,355

     The decrease in cash provided by operating activities was primarily the result of our capital recycling program and a decrease in average occupancy rates for our wholly-owned portfolio. Real estate taxes were higher in the first quarter of 2002 primarily due to higher property assessments. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

     The decrease in cash provided by investing activities was primarily a result of a decrease of $24.7 million in the proceeds from the disposition of real estate assets from the first quarter of 2001 to the first quarter of 2002, and a decrease in the collection of advances from subsidiaries of $27.6 million from the first quarter of 2001 to the first quarter of 2002, partly offset by the reduction in additions to real estate assets of $44.8 million from the first quarter of 2001 to the first quarter of 2002.

     The decrease in cash used in financing activities was primarily a result of a decrease of $104.6 million in the repurchase of Common Units from the first quarter of 2001 to the first quarter of 2002, partly offset by an increase of $8.3 million in net repayment on the unsecured revolving loan, mortgages and notes payable from the first quarter of 2001 to the first quarter of 2002.

     Capitalization. Our total indebtedness at March 31, 2002 was $1.7 billion and was comprised of $522.5 million of secured indebtedness with a weighted average interest rate of 7.8% and $1.2 billion of unsecured indebtedness with a weighted average interest rate of 6.5%. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see "Current and Future Cash Needs."

     The following table sets forth the maturity schedule of our long-term debt as of March 31, 2002 ($ in thousands):

                                               ------------------------------------------------------
                                                                       Within     Within     Within
                                                             Within     2-3        4-5      6 or more
                                                 Total       1 Year    Years      Years      Years
                                               ----------   -------   --------   --------   ---------
      Fixed Rate Debt:
   Unsecured:
      MOPPRS (1)............................   $  125,000   $    --   $     --   $     --    $125,000
      Put Option Notes (2)..................      100,000        --         --         --     100,000
      Notes.................................      706,500        --    246,500    110,000     350,000
      Term Loan.............................       18,996    18,996         --         --          --
   Secured:
      Mortgages and loans payable...........      506,252    20,283     64,170    113,928     307,871
                                               ----------   -------   --------   --------    --------
   Total Fixed Rate Debt....................    1,456,748    39,279    310,670    223,928     882,871
                                               ----------   -------   --------   --------    --------

      Variable Rate Debt:
   Unsecured:
      Revolving Loan........................      209,000        --    209,000         --          --
   Secured:
      Revolving Loan........................       11,784        --     11,784         --          --
      Mortgage loan payable.................        4,500       246        526        576       3,152
                                               ----------   -------   --------   --------    --------
   Total Variable Rate Debt.................      225,284       246    221,310        576       3,152
                                               ----------   -------   --------   --------    --------

Total Long Term Debt........................   $1,682,032   $39,525   $531,980   $224,504    $886,023
                                               ==========   =======   ========   ========    ========

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

     The mortgage and loans payable and the secured revolving loan were secured by real estate assets with an aggregate carrying value of $924.0 million at March 31, 2002.

     The Operating Partnership's unsecured notes of $931.5 million bear interest rates ranging from 6.75% to 8.125%, with interest payable semi-annually in arrears. The premium and discount related to the issuance of the unsecured notes is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the MOPPRS and Put Option Notes, are redeemable at any time at our option, subject to certain conditions including the payment of make-whole amounts.

     We currently have a $300.0 million unsecured revolving loan (with $209.0 million outstanding at March 31, 2002) that matures in December 2003 and a $55.2 million secured revolving loan (with $11.8 million outstanding at March 31, 2002) that matures in March 2003. Our unsecured revolving loan also includes a $150.0 million competitive sub-facility. Depending upon the corporate credit ratings assigned to us from time to time by the various rating agencies, our unsecured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.70% to 1.55% and our secured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.55% to 1.50%. We currently have a credit rating of BBB- assigned by Standard & Poor's, a credit rating of BBB assigned by Fitch Inc. and a credit rating of Baa2 assigned by Moody's Investor Service. As a result, interest currently accrues on borrowings under our unsecured revolving loan at an average rate of LIBOR plus 85 basis points and under our secured revolving loan at an average rate of LIBOR plus 75 basis points. In addition, we are currently required to pay an annual facility fee equal to .20% of the total commitment under the unsecured revolving loan.

     The terms of each of our revolving loans and the indenture that governs our outstanding notes require us to comply with various operating and financial covenants and performance ratios. We are currently in compliance with all such requirements. In addition, based on our current expectation of future operating performance, we expect to remain in compliance for the foreseeable future.

     Joint Ventures. During the past several years, we have formed various joint ventures with unrelated investors. We have retained minority equity interests ranging from 22.81% to 50.00% in these joint ventures. As required by generally accepted accounting principles, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these joint ventures. As a result, the assets and liabilities of our joint ventures are not included on our balance sheet. As of March 31, 2002, our joint ventures have approximately $572.3 million of outstanding debt. All of the joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations (2) with respect to $3.4 million of construction debt related to the MG-HIW Rocky Point, LLC, which has been guaranteed in part by us subject to a pro rata indemnity from our joint venture partner. Our guarantee of the MG-HIW Rocky Point, LLC debt represented 15.00% of the outstanding loan balance at March 31, 2002 and (3) with respect to $2.4 million of construction debt related to the MG-HIW Metrowest I, LLC, which has been guaranteed in part by us subject to a pro rata indemnity from our joint venture partner. Our guarantee of the MG-HIW Metrowest I, LLC debt represented 50.00% of the outstanding loan balance at March 31, 2002.

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

     The following table sets forth information regarding our interest rate hedge contract as of March 31, 2002 ($ in thousands):

               Notional   Maturity                           Fixed   Fair Market
Type of Hedge   Amount      Date        Reference Rate        Rate      Value
-------------  --------   --------   ---------------------   -----   -----------
Swap            $18,996    6/10/02   1-Month LIBOR + 0.75%   6.95%     $(207)

     The interest rate on all of our variable rate debt is adjusted at one and three-month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. Net payments to counterparties under interest rate hedge contracts were $207,276 during 2002 and were recorded as additional interest expense.

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

     In addition to the requirements discussed above, our short-term (within the next 12 months) liquidity requirements also include the funding of approximately $42.0 million of our existing development activity. See

"Business -- Development Activity." We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and the following:

     . borrowings under our unsecured revolving loan (up to $85.0 million of availability as of May 3, 2002);

     . borrowings under our secured revolving loan (up to $40.9 million of availability as of May 3, 2002);

     .    the selective disposition of non-core assets;

     . the sale or contribution of some of our wholly-owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions; and

     . the issuance of secured debt (at March 31, 2002, we had $2.8 billion of unencumbered real estate assets at cost).

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

     Common Unit Repurchase Program. On April 25, 2001, we announced that the Company's Board of Directors authorized the repurchase of up to an additional
5.0 million shares of Common Stock and Common Units. As of May 1, 2002, under the new repurchase program, the Company had repurchased 1.4 million Common Units at a weighted average purchase price of $24.55 per unit and a total purchase price of $33.9 million under this new repurchase program. In determining whether or not to repurchase additional capital stock, the Company will consider, among other factors, the effect of repurchases on our liquidity and the price of its Common Stock.

     Disposition Activity. As part of our ongoing capital recycling program, during the three months ended March 31, 2002, we have sold 128,000 square feet of office properties and 50.9 acres of development land for gross proceeds of $23.2 million. In addition, we had 551,152 square feet of office properties and
128.8 acres of land under contract for sale in various transactions totaling $103.4 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the second and third quarters of 2002. However, we can provide no assurance that all or parts of these transactions will be consummated.

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

Impact of Recently Issued Accounting Standards

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS No. 121. We adopted SFAS No. 144 in the first quarter of 2002. The net income from discontinued operations, net of minority interest, for properties meeting the criteria in accordance with SFAS No. 144 is reflected in the consolidated statements of income as Discontinued Operations for all periods presented.

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

     FFO equals net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Amortization of deferred financing costs and depreciation of non-real estate assets are not added back to net income in arriving at FFO. In addition, FFO includes both recurring and non-recurring operating results and income from discontinued operations. As a result, non-recurring items that are not defined as "extraordinary" under GAAP are reflected in the calculation of FFO. Gains and losses from the sale of depreciable operating property are excluded from the calculation of FFO.

     Cash available for distribution is defined as funds from operations increased by the amortization of deferred financing activities and reduced by rental income from straight-line rents and non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.

     FFO and cash available for distribution for the three months ended March 31, 2002 and 2001 are summarized in the following table ($ in thousands):

                                                                    Three Months Ended March 31
                                                                    ---------------------------
                                                                         2002       2001
                                                                        -------    -------
Funds from Operations:
Income before gain on disposition of land and depreciable assets,
     discontinued operations and extraordinary item .............       $30,039    $37,092
Add/(Deduct):
     Distributions to preferred unitholders .....................        (7,713)    (8,145)
     Transition loss upon adoption of FAS 133 ...................            --        556
     Income from discontinued operations ........................           230        233
     (Loss)/Gain on disposition of land .........................          (232)     1,026
     Depreciation and amortization ..............................        31,359     29,125
     Depreciation on unconsolidated subsidiaries ................         2,384      1,909
                                                                        -------    -------
         Funds from Operations ..................................        56,067     61,796

Cash Available for Distribution:
Add/(Deduct):
     Rental income from straight-line rents .....................        (2,367)    (3,102)
     Amortization of deferred financing costs ...................           339        665
     Non-incremental revenue generating capital expenditures (1):
       Building improvements paid ...............................          (751)    (1,073)
       Second generation tenant improvements paid ...............        (3,531)    (3,755)
       Second generation lease commissions paid .................        (2,610)    (4,787)
                                                                        -------    -------
         Cash available for distribution ........................       $47,147    $49,744
                                                                        =======    =======
Weighted average common
     units outstanding -- basic .................................        59,840     63,605
                                                                        =======    =======
Weighted average common
     units outstanding -- diluted ...............................        60,338     63,870
                                                                        =======    =======

Dividend payout ratios:
     Funds from Operations ......................................          64.0%      58.9%
                                                                        =======    =======
     Cash available for distribution ............................          76.4%      78.2%
                                                                        =======    =======

----------
(1)  Amounts represent cash expenditures.

Property Information

     The following table sets forth certain information with respect to our wholly owned in-service and development properties (excluding apartment units) as of March 31, 2002 and 2001:

                                           March 31, 2002             March 31, 2001
                                       ------------------------   ------------------------
                                                      Percent                    Percent
                                        Rentable      Leased/      Rentable      Leased/
                                       Square Feet   Pre-Leased   Square Feet   Pre-Leased
                                       -----------   ----------   -----------   ----------
In-Service
   Office ..........................    25,214,000      89.0%      24,509,000      93.8%
   Industrial ......................    10,607,000      84.3       10,358,000      95.3
   Retail (1) ......................     1,651,000      96.0        1,645,000      94.0
                                        ----------      ----       ----------      ----
      Total or Weighted Average ....    37,472,000      88.0%      36,512,000      94.2%
                                        ==========      ====       ==========      ====

Development
   Completed -- Not Stabilized
   Office ..........................     1,472,000      51.3%         524,000      78.0%
   Industrial ......................       136,000      29.4          306,000      52.0
   Retail ..........................        20,000      90.0               --        --
                                        ----------      ----       ----------      ----
      Total or Weighted Average ....     1,628,000      49.9%         830,000      69.0%
                                        ==========      ====       ==========      ====

In-Process
   Office ..........................       415,000      85.5%       2,079,000      52.0%
   Industrial ......................            --        --          122,000        --
   Retail ..........................            --        --           20,000      34.0
                                        ----------      ----       ----------      ----
      Total or Weighted Average ....       415,000      85.5%       2,221,000      49.0%
                                        ==========      ====       ==========      ====

Total
   Office ..........................    27,101,000                 27,112,000
   Industrial ......................    10,743,000                 10,786,000
   Retail (1) ......................     1,671,000                  1,665,000
                                        ----------                 ----------
      Total ........................    39,515,000                 39,563,000
                                        ==========                 ==========

----------
(1)  Excludes Kansas City's basement space.

     As of March 31, 2002, we were developing 16 suburban office properties, one industrial property and one retail property totaling 2.0 million rentable square feet of office and industrial space. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with our joint venture partners three additional properties totaling 142,000 rentable square feet. At March 31, 2002, these two development projects had an aggregate anticipated total investment of $16.9 million and were 8.0% pre-leased.

In-Process

                                                         Anticipated
                                             Rentable       Total     Investment    Pre-Leasing     Estimated     Estimated
Name                     Market             Square Feet  Investment   at 03/31/02  Percentage (1)  Completion  Stabilization (2)
----                     ------             -----------  -----------  -----------  --------------  ----------  -----------------
                                                             ($ in thousands)
Office:
International Place 3    Memphis              214,000      $34,272      $29,170         100%          2Q02          2Q02
1825 Century Center (3)  Atlanta              101,000       16,254       11,746         100           3Q02          3Q02
801 Raleigh Corporate
   Center (3)            Research Triangle    100,000       12,016        3,635          40           4Q02          2Q04
                                              -------      -------      -------         ---
In-Process Office
   Total or Weighted
   Average                                    415,000      $62,542      $44,551          86%
                                              =======      =======      =======         ===

Total or Weighted
   Average of all
   In-Process
   Development Projects                       415,000      $62,542      $44,551          86%
                                              =======      =======      =======         ===

----------

(1)  Letters of intent comprise 4% of the total pre-leasing percentage.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.
(3) We are developing these properties for a third party and own an option to purchase each property.

Completed--Not Stabilized

                                                           Anticipated
                                               Rentable       Total     Investment    Pre-Leasing    Estimated      Estimated
Name                      Market             Square Feet   Investment   at 03/31/02  Percentage (1)  Completion  Stabilization (2)
----                      ------             ------------  -----------  -----------  --------------  ----------  -----------------
                                                               ($ in thousands)
Office:
Highwoods Tower II        Research Triangle      167,000     $ 25,134     $ 21,949         94%           1Q01           2Q02
Met Life Building
   At Brookfield          Greenville             115,000       13,220       12,379         83            3Q01           3Q02
Cool Springs II           Nashville              205,000       22,718       21,111         70            2Q01           3Q02
Hickory Trace             Nashville               52,000        5,933        5,714         77            3Q01           3Q02
ParkWest One              Research Triangle       46,000        4,364        4,113         74            2Q01           3Q02
North Shore
   Commons A              Richmond               115,000       14,300       13,773         79            2Q01           3Q02
Stony Point III           Richmond               107,000       11,425       10,825         73            2Q01           3Q02
Shadow Creek II           Memphis                 81,000        8,750        6,839         19            4Q01           4Q02
Highwoods Park at
   Jefferson Village      Piedmont Triad          98,000       11,290        9,789          4            4Q01           4Q02
Seven Springs I           Nashville              131,000       15,556       12,248          8            1Q02           1Q03
Centre Green Two          Research Triangle       97,000       11,596        9,798         31            2Q01           1Q03
Centre Green Four         Research Triangle      100,000       11,764        9,088         33            4Q01           2Q03
GlenLake I                Research Triangle      158,000       22,417       18,090         15            4Q01           2Q03
                                               ---------     --------     --------        ---
Office Total
   or Weighted
   Average                                     1,472,000     $178,467     $155,716         51%
                                               =========     ========     ========        ===

Industrial:
Newpont IV                Atlanta                136,000     $  5,288     $  4,283         29%           4Q01           4Q02
                                               ---------     --------     --------        ---
Completed-Not
   Stabilized Industrial
   Total or Weighted
   Average                                       136,000     $  5,288     $  4,283         29%
                                               =========     ========     ========        ===

Retail:
Granada Shops             Kansas City             20,000     $  4,680     $  4,131         90%           4Q01           4Q02
                                               ---------     --------     --------        ---
Completed-Not
   Stabilized Retail
   Total or Weighted
   Average                                        20,000     $  4,680     $  4,131         90%
                                               =========     ========     ========        ===

Total or Weighted
   Average of all
   Completed-
   Not Stabilized
   Development Projects                        1,628,000     $188,435     $164,130         50%
                                               =========     ========     ========        ===

Total or Weighted
   Average of all
   Development Projects                        2,043,000     $250,977     $208,681         57%
                                               =========     ========     ========        ===

----------
(1)  Letters of intent comprise 4% of the total pre-leasing percentage.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

Development Analysis

                                                                   Anticipated
                                                      Rentable        Total       Pre-Leasing
                                                     Square Feet    Investment   Percentage (1)
                                                     -----------   -----------   --------------
                                                                  ($ in thousands)
Summary by Estimated Stabilization Date:
   Second Quarter 2002 ...........................      381,000      $ 59,406          97%
   Third Quarter 2002 ............................      741,000        88,214          79%
   Fourth Quarter 2002 ...........................      335,000        30,008          23%
   First Quarter 2003 ............................      228,000        27,152          18%
   Second Quarter 2003 ...........................      258,000        34,181          22%
   Second Quarter 2004 ...........................      100,000        12,016          40%
                                                      ---------      --------         ---
   Total or Weighted Average .....................    2,043,000      $250,977          57%
                                                      =========      ========         ===

Summary by Market:
   Atlanta .......................................      237,000      $ 21,542          59%
   Greenville ....................................      115,000        13,220          83%
   Kansas City ...................................       20,000         4,680          90%
   Memphis .......................................      295,000        43,022          78%
   Nashville .....................................      388,000        44,207          50%
   Piedmont Triad ................................       98,000        11,290           4%
   Research Triangle .............................      668,000        87,291          47%
   Richmond ......................................      222,000        25,725          76%
                                                      ---------      --------         ---
   Total or Weighted Average .....................    2,043,000      $250,977          57%
                                                      =========      ========         ===

   Build-to-Suit .................................      315,000      $ 50,526         100%
   Multi-Tenant ..................................    1,728,000       200,451          49%
                                                      ---------      --------         ---
   Total or Weighted Average .....................    2,043,000      $250,977          57%
                                                      =========      ========         ===

                                                     Average     Average
                                                     Rentable   Anticipated
                                                      Square       Total         Average
                                                       Feet      Investment    Pre-Leasing (1)
                                                     --------   -----------    --------------
                                                                ($ in thousands)
Average Per Property By Type:
   Office ........................................   117,938      $15,063          59%
   Industrial ....................................   136,000        5,288          29%
   Retail ........................................    20,000        4,680          90%
                                                     -------      -------          --
   Weighted Average ..............................   113,500      $13,943          57%
                                                     =======      =======          ==

----------
(1)  Letters of intent comprise 4% of the total pre-leasing percentage.

     The following tables set forth certain information about leasing activities at our wholly owned in-service properties (excluding apartment units) for the three months ended March 31, 2002 and December 31, September 30 and June 30, 2001.

                                                               Office Leasing Statistics Three Months Ended
                                                     ---------------------------------------------------------------
                                                       3/31/02      12/31/01      9/30/01     6/30/01      Average
                                                     ----------    ----------   ----------   ----------   ----------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) .....          110           116          135          155          129
Rentable square footage leased ...................      417,102       437,454      630,043      773,415      564,504
Average per rentable square foot over the
   lease term:
   Base rent .....................................   $    16.83    $    17.85   $    17.03   $    16.36   $    17.02
   Tenant improvements ...........................        (0.98)        (1.19)       (0.90)       (1.17)       (1.06)
   Leasing commissions ...........................        (0.78)        (0.97)       (0.59)       (0.67)       (0.75)
   Rent concessions ..............................        (0.15)        (0.11)       (0.11)       (0.03)       (0.10)
                                                     ----------    ----------   ----------   ----------   ----------
   Effective rent ................................   $    14.92    $    15.58   $    15.43   $    14.49   $     15.11
   Expense stop(1) ...............................        (5.17)        (4.50)       (4.54)       (3.37)       (4.40)
                                                     ----------    ----------   ----------   ----------   ----------
   Equivalent effective net rent .................   $     9.75    $    11.08   $    10.89   $    11.12   $    10.71
                                                     ==========    ==========   ==========   ==========   ==========
Average term in years ............................          4.1           4.6          4.5          4.9         4.5
                                                     ==========    ==========   ==========   ==========   ==========

Capital Expenditures Related to Released Space:
Tenant Improvements:
   Total dollars committed under
   signed leases .................................   $2,031,231    $2,647,115   $2,431,063   $5,052,983   $3,040,598
   Rentable square feet ..........................      417,102       437,454      630,043      773,415      564,504
                                                     ----------    ----------   ----------   ----------   ----------
   Per rentable square foot ......................   $     4.87    $     6.05   $     3.86   $     6.53   $     5.39
                                                     ==========    ==========   ==========   ==========   ==========

Leasing Commissions:
   Total dollars committed under
   signed leases .................................   $  984,220    $1,277,523   $1,018,216   $1,991,418   $1,317,844
   Rentable square feet ..........................      417,102       437,454      630,043      773,415      564,504
                                                     ----------    ----------   ----------   ----------   ----------
   Per rentable square foot ......................   $     2.36    $     2.92   $     1.62   $     2.57   $     2.33
                                                     ==========    ==========   ==========   ==========   ==========

Total:
   Total dollars committed under
   signed leases .................................   $3,015,450    $3,924,637   $3,449,279   $7,044,401   $4,358,442
   Rentable square feet ..........................      417,102       437,454      630,043      773,415      564,504
                                                     ----------    ----------   ----------   ----------   ----------
   Per rentable square foot ......................   $     7.23    $     8.97   $     5.47   $     9.11   $     7.72
                                                     ==========    ==========   ==========   ==========   ==========

Rental Rate Trends:
Average final rate with expense
   pass throughs .................................   $    16.45    $    16.47   $    16.27   $    14.84   $    16.01
Average first year cash rental rate ..............   $    15.84    $    17.25   $    16.51   $    15.54   $    16.28
                                                     ----------    ----------   ----------   ----------   ----------
Percentage (decrease)/increase ...................         (3.8)%         4.7%         1.5%         4.7%         1.7%
                                                     ==========    ==========   ==========   ==========   ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

                                                           Industrial Leasing Statistics Three Months Ended
                                                        -------------------------------------------------------
                                                         3/31/02    12/31/01     9/30/01     6/30/01    Average
                                                        --------    --------    --------    --------   --------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) ........         15          31          26          23         24
Rentable square footage leased ......................     78,844     894,865     285,241     153,507    353,114
Average per rentable square foot over the lease term:
   Base rent ........................................   $   6.95    $   3.52    $   4.71    $   5.84   $   5.26
   Tenant improvements ..............................      (1.10)      (0.24)      (0.38)      (0.27)     (0.50)
   Leasing commissions ..............................      (0.21)      (0.10)      (0.11)      (0.15)     (0.14)
   Rent concessions .................................         --          --          --          --         --
                                                        --------    --------    --------    --------   --------
   Effective rent ...................................   $   5.64    $   3.18    $   4.22    $   5.42   $   4.62
   Expense stop (1) .................................      (0.72)      (0.18)      (0.30)      (0.49)     (0.42)
                                                        --------    --------    --------    --------   --------
   Equivalent effective net rent ....................   $   4.92    $   3.00    $   3.92    $   4.93   $   4.19
                                                        ========    ========    ========    ========   ========
Average term in years ...............................        4.1         2.2         3.3         2.5        3.0
                                                        ========    ========    ========    ========   ========

Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
   Total dollars committed under signed leases ......   $386,263    $661,591    $606,380    $175,777   $457,503
   Rentable square feet .............................     78,844     894,865     285,241     153,507    353,114
                                                        --------    --------    --------    --------   --------
   Per rentable square foot .........................   $   4.90    $   0.74    $   2.13    $   1.15   $   1.30
                                                        ========    ========    ========    ========   ========
Leasing Commissions:
   Total dollars committed under signed leases ......   $ 44,100    $257,010    $ 87,034    $ 63,679   $112,956
   Rentable square feet .............................     78,844     894,865     285,241     153,507    353,114
                                                        --------    --------    --------    --------   --------
   Per rentable square foot .........................   $   0.56    $   0.29    $   0.31    $   0.41   $   0.32
                                                        ========    ========    ========    ========   ========
Total:
   Total dollars committed under signed leases ......   $430,363    $918,601    $693,414    $239,456   $570,458
   Rentable square feet .............................     78,844     894,865     285,241     153,507    353,114
                                                        --------    --------    --------    --------   --------
   Per rentable square foot .........................   $   5.46    $   1.03    $   2.43    $   1.56   $   1.62
                                                        ========    ========    ========    ========   ========

Rental Rate Trends:
Average final rate with expense pass throughs .......   $   6.99    $   3.58    $   4.85    $   5.73   $   5.29
Average first year cash rental rate .................   $   6.69    $   3.49    $   4.60    $   5.75   $   5.13
                                                        --------    --------    --------    --------   --------
Percentage (decrease)/increase ......................       (4.2)%      (2.3)%      (5.1)%       0.4%      (2.9)%
                                                        ========    ========    ========    ========   ========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

                                                             Retail Leasing Statistics Three Months Ended
                                                        ----------------------------------------------------
                                                         3/31/02   12/31/01    9/30/01    6/30/01    Average
                                                        --------   --------   --------   --------   --------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) ........         12         12          9         14         12
Rentable square footage leased ......................     59,649     26,019     40,283     21,072     36,756
Average per rentable square foot over the lease term:
   Base rent ........................................   $  25.66   $  15.75   $  16.33   $  22.84   $  20.15
   Tenant improvements ..............................      (1.87)     (0.63)     (1.49)     (0.66)     (1.16)
   Leasing commissions ..............................      (0.35)     (0.82)     (0.75)     (0.57)     (0.62)
   Rent concessions .................................      (0.02)        --         --         --      (0.01)
                                                        --------   --------   --------   --------   --------
   Effective rent ...................................   $  23.42   $  14.30   $  14.09   $  21.61   $  18.35
   Expense stop (1) .................................         --         --         --         --         --
                                                        --------   --------   --------   --------   --------
   Equivalent effective net rent ....................   $  23.42   $  14.30   $  14.09   $  21.61   $  18.35
                                                        ========   ========   ========   ========   ========
Average term in years ...............................        6.5        6.7        8.8        5.3        6.8
                                                        ========   ========   ========   ========   ========

Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
   Total dollars committed under signed leases ......   $738,605   $148,860   $526,500   $121,713   $383,919
   Rentable square feet .............................     59,649     26,019     40,283     21,072     36,756
                                                        --------   --------   --------   --------   --------
   Per rentable square foot .........................   $  12.38   $   5.72   $  13.07   $   5.78   $  10.45
                                                        ========   ========   ========   ========   ========
Leasing Commissions:
   Total dollars committed under signed leases ......   $ 61,981   $ 73,314   $196,296   $ 61,537   $ 98,282
   Rentable square feet .............................     59,649     26,019     40,283     21,072     36,756
                                                        --------   --------   --------   --------   --------
   Per rentable square foot .........................   $   1.04   $   2.82   $   4.87   $   2.92   $   2.67
                                                        ========   ========   ========   ========   ========
Total:
   Total dollars committed under signed leases ......   $800,586   $222,174   $722,796   $183,250   $482,201
   Rentable square feet .............................     59,649     26,019     40,283     21,072     36,756
                                                        --------   --------   --------   --------   --------
   Per rentable square foot .........................   $  13.42   $   8.54   $  17.94   $   8.70   $  13.12
                                                        ========   ========   ========   ========   ========

Rental Rate Trends:
Average final rate with expense pass throughs .......   $  18.25   $  14.16   $  11.28   $  17.99   $  15.42
Average first year cash rental rate .................   $  23.54   $  16.24   $  14.82   $  21.51   $  19.03
                                                        --------   --------   --------   --------   --------
Percentage increase .................................       28.9%      14.7%      31.4%      19.6%      23.4%
                                                        ========   ========   ========   ========   ========

------------------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations at our wholly owned in-service properties (excluding apartment units) as of March 31, 2002, assuming no tenant exercises renewal options.

Office Properties:

                                                                                  Average     Percentage of
                                            Percentage of                         Annual      Leased Rents
                             Rentable          Leased          Annual Rents     Rental Rate    Represented
             Number of     Square Feet     Square Footage          Under        Per Square         by
  Lease       Leases       Subject to      Represented by        Expiring        Foot for       Expiring
 Expiring    Expiring    Expiring Leases   Expiring Leases      Leases (1)      Expirations      Leases
----------   ---------   ---------------   ---------------   ----------------   -----------   -------------
                                                             ($ in thousands)
   2002          632        2,817,270            12.2%           $ 46,969          $16.67          11.9%
   2003          549        3,454,440            15.1%             59,785           17.31          15.1%
   2004          497        2,907,224            12.6%             52,347           18.01          13.2%
   2005          413        3,104,392            13.5%             54,093           17.42          13.7%
   2006          313        2,799,525            12.2%             50,280           17.96          12.7%
   2007           97        1,368,541             5.9%             21,137           15.44           5.3%
   2008           78        1,824,503             7.9%             28,934           15.86           7.3%
   2009           22          711,208             3.1%             12,327           17.33           3.1%
   2010           41        1,394,039             6.1%             24,623           17.66           6.2%
   2011           39        1,344,417             5.8%             22,822           16.98           5.8%
Thereafter        64        1,279,727             5.6%             22,757           17.78           5.7%
               -----       ----------           -----            --------          ------         -----

               2,745       23,005,286           100.0%           $396,074          $17.22         100.0%
               =====       ==========           =====            ========          ======         =====

Industrial Properties:

                                                                                  Average     Percentage of
                                            Percentage of                         Annual      Leased Rents
                            Rentable           Leased          Annual Rents     Rental Rate    Represented
             Number of     Square Feet     Square Footage          Under        Per Square         by
  Lease        Leases      Subject to      Represented by        Expiring        Foot for       Expiring
 Expiring    Expiring    Expiring Leases   Expiring Leases      Leases (1)      Expirations      Leases
----------   ---------   ---------------   ---------------   ----------------   -----------   -------------
                                                             ($ in thousands)
   2002         138         1,763,116            19.5%            $ 8,225          $4.67           19.1%
   2003          91         1,157,795            12.8%              6,104           5.27           14.1%
   2004          94         2,567,310            28.4%             10,372           4.04           24.0%
   2005          43           713,572             7.9%              4,187           5.87            9.7%
   2006          38           781,946             8.7%              4,589           5.87           10.6%
   2007          19         1,179,641            13.1%              4,932           4.18           11.4%
   2008           7           214,340             2.4%              1,394           6.50            3.2%
   2009           6           268,813             3.0%              1,907           7.09            4.4%
   2010           3            46,508             0.5%                329           7.07            0.8%
   2011           1            33,555             0.4%                159           4.74            0.4%
Thereafter       10           297,519             3.3%                987           3.32            2.3%
                ---         ---------           -----             -------          -----          -----

                450         9,024,115           100.0%            $43,185          $4.79          100.0%
                ===         =========           =====             =======          =====          =====

----------
(1) Annual Rents Under Expiring Leases are March 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

Retail Properties:

                                                                                  Average     Percentage of
                                            Percentage of                         Annual      Leased Rents
                            Rentable           Leased          Annual Rents     Rental Rate    Represented
             Number of     Square Feet     Square Footage          Under        Per Square         by
  Lease        Leases      Subject to      Represented by        Expiring        Foot for       Expiring
 Expiring    Expiring    Expiring Leases   Expiring Leases      Leases (1)      Expirations      Leases
----------   ---------   ---------------   ---------------   ----------------   -----------   -------------
                                                             ($ in thousands)
   2002          43           122,465             7.8%            $ 1,901         $15.52            5.8%
   2003          38           102,067             6.5%              2,372          23.24            7.3%
   2004          39           208,315            13.2%              2,268          10.89            7.0%
   2005          41            95,027             6.0%              2,391          25.16            7.3%
   2006          36           103,317             6.5%              3,005          29.09            9.2%
   2007          25            96,990             6.1%              1,734          17.88            5.3%
   2008          24           120,168             7.6%              3,472          28.89           10.7%
   2009          21           168,355            10.7%              3,832          22.76           11.8%
   2010          18            97,372             6.2%              2,531          25.99            7.8%
   2011          20           108,418             6.9%              2,230          20.57            6.9%
Thereafter       22           355,906            22.5%              6,817          19.15           20.9%
                ---         ---------           -----             -------         ------          -----

                327         1,578,400           100.0%            $32,553         $20.62          100.0%
                ===         =========           =====             =======         ======          =====

Total:

                                                                                  Average     Percentage of
                                            Percentage of                         Annual      Leased Rents
                            Rentable           Leased          Annual Rents     Rental Rate    Represented
             Number of     Square Feet     Square Footage          Under        Per Square         by
  Lease        Leases      Subject to      Represented by        Expiring        Foot for       Expiring
 Expiring    Expiring    Expiring Leases   Expiring Leases      Leases (1)      Expirations      Leases
----------   ---------   ---------------   ---------------   ----------------   -----------   -------------
                                                             ($ in thousands)
   2002          813        4,702,851            14.0%           $ 57,095         $12.14           12.1%
   2003          678        4,714,302            14.0%             68,261          14.48           14.4%
   2004          630        5,682,849            16.9%             64,987          11.44           13.8%
   2005          497        3,912,991            11.6%             60,671          15.51           12.9%
   2006          387        3,684,788            11.0%             57,874          15.71           12.3%
   2007          141        2,645,172             7.9%             27,803          10.51            5.9%
   2008          109        2,159,011             6.4%             33,800          15.66            7.2%
   2009           49        1,148,376             3.4%             18,066          15.73            3.8%
   2010           62        1,537,919             4.6%             27,483          17.87            5.8%
   2011           60        1,486,390             4.4%             25,211          16.96            5.3%
Thereafter        96        1,933,152             5.8%             30,561          15.81            6.5%
               -----       ----------           -----            --------         ------          -----

               3,522       33,607,801           100.0%           $471,812         $14.04          100.0%
               =====       ==========           =====            ========         ======          =====

----------
(1) Annual Rents Under Expiring Leases are March 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

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

     To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving loans bear interest at variable rates. Our long-term debt, which consists of long-term financings and the issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

     Certain Variable Rate Debt. As of March 31, 2002, the Operating Partnership had approximately $220.8 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended March 31, 2003, our interest expense would be increased or decreased approximately $2.2 million.

     Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contract in effect at March 31, 2002, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources - Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of this interest rate hedge contract as of March 31, 2002 would increase by approximately $38,283. If interest rates decrease by 100 basis points, the aggregate fair market value of this interest rate hedge contract as of March 31, 2002 would decrease by approximately $38,431.

     In addition, we are exposed to certain losses in the event of nonperformance by the counterparties under the hedge contract. We expect the counterparties, which are major financial institutions, to perform fully under this contract. However, if the counterparties were to default on their obligations under the interest rate hedge contract, we could be required to pay the full rates on our debt, even if such rates were in excess of the rates in the contract.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Highwoods Realty Limited Partnership


                              By: Highwoods Properties Inc., its general partner


                              By:           /s/ Ronald P. Gibson
                                  ----------------------------------------------
                                               Ronald P. Gibson
                                      President and Chief Executive Officer


                              By:      /s/ Carman J. Liuzzo
                                  ----------------------------------------------
                                             Carman J. Liuzzo
                                         Chief Financial Officer
                                      (Principal Accounting Officer)

Date: May 14, 2002