Form 10-Q
period 2002-06-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2002-08-14
CIK 941713

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

                  For the quarterly period ended June 30, 2002

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements.........................................................................       3

           Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001........................       4

           Consolidated Statements of Income for the three and six months ended June 30, 2002
            and 2001....................................................................................       5

           Consolidated Statements of Partners' Capital for the six months ended June 30, 2002..........       6

           Consolidated Statements of Cash Flows for the six months ended June 30, 2002
            and 2001....................................................................................       7

           Notes to Consolidated Financial Statements...................................................       9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................................      15

           Disclosure Regarding Forward-Looking Statements..............................................      15

           Overview.....................................................................................      15

           Critical Accounting Policies.................................................................      16

           Results of Operations........................................................................      18

           Liquidity and Capital Resources..............................................................      21

           Recent Developments..........................................................................      25

           Impact of Recently Issued Accounting Standards...............................................      25

           Funds From Operations and Cash Available for Distributions...................................      26

           Property Information.........................................................................      28

           Inflation....................................................................................      37

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................................      38

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................................................      39

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                ($ in thousands)

                                                                                        JUNE 30,       DECEMBER 31,
                                                                                          2002             2001
                                                                                     --------------   --------------
                                                                                      (UNAUDITED)
ASSETS
Real estate assets, at cost:
   Land and improvements .........................................................   $      421,603   $      415,072
   Buildings and tenant improvements .............................................        2,948,230        2,923,242
   Development in process ........................................................           53,787          108,118
   Land held for development .....................................................          182,396          152,597
   Furniture, fixtures and equipment .............................................           19,837           19,392
                                                                                     --------------   --------------
                                                                                          3,625,853        3,618,421
   Less - accumulated depreciation ...............................................         (430,954)        (381,675)
                                                                                     --------------   --------------
   Net real estate assets ........................................................        3,194,899        3,236,746
Property held for sale ...........................................................           68,754          101,292
Cash and cash equivalents ........................................................           13,857              794
Restricted cash ..................................................................            4,556            5,685
Accounts receivable, net .........................................................           15,315           23,302
Advances to related parties ......................................................              788              788
Notes receivable .................................................................           12,986           13,726
Accrued straight-line rents receivable ...........................................           49,407           49,078
Investment in unconsolidated affiliates ..........................................           74,380           78,084
Other assets:
   Deferred leasing costs ........................................................          110,584          102,135
   Deferred financing costs ......................................................           25,916           26,121
   Prepaid expenses and other ....................................................           12,078           10,441
                                                                                     --------------   --------------
                                                                                            148,578          138,697
   Less - accumulated amortization ...............................................          (67,867)         (59,637)
                                                                                     --------------   --------------
     Other assets, net ...........................................................           80,711           79,060
                                                                                     --------------   --------------
Total Assets .....................................................................   $    3,515,653   $    3,588,555
                                                                                     ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL
Mortgages and notes payable ......................................................   $    1,636,358   $    1,672,230
Accounts payable, accrued expenses and other liabilities .........................           94,436          114,920
                                                                                     --------------   --------------
   Total Liabilities .............................................................        1,730,794        1,787,150
Minority interest ................................................................              325              318
Redeemable operating partnership units:
   Class A Common Units, 7,049,362 and 7,143,747 outstanding at June 30, 2002
    and December 31, 2001, respectively ..........................................          183,283          185,380
   Class B Common Units, 0 and 196,492 outstanding at June 30, 2002 and
    December 31, 2001, respectively ..............................................                -            5,099
   Series A Preferred Units, 104,945 outstanding at June 30, 2002 and
    December 31, 2001 ............................................................          103,308          103,308
   Series B Preferred Units, 6,900,000 outstanding at June 30, 2002 and
    December 31, 2001 ............................................................          166,346          166,346
   Series D Preferred Units, 400,000 outstanding at June 30, 2002 and
    December 31, 2001 ............................................................           96,842           96,842
Partners' Capital:
Class A Common Units:
   General partner Common Units, 600,574 and 596,268 outstanding at June 30, 2002
    and December 31, 2001, respectively ..........................................           12,464           12,569
   Limited partner Common Units, 52,407,509 and 51,886,745 outstanding at
    June 30, 2002 and December 31, 2001, respectively ............................        1,235,032        1,244,545
Accumulated other comprehensive loss .............................................           (8,260)          (9,441)
Deferred compensation - restricted units .........................................           (4,481)          (3,561)
                                                                                     --------------   --------------
   Total Partners' Capital .......................................................        1,234,755        1,244,112
                                                                                     --------------   --------------
Total Liabilities and Partners' Capital ..........................................   $    3,515,653   $    3,588,555
                                                                                     ==============   ==============

           See accompanying notes to consolidated financial statements

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

             (Unaudited and $ in thousands, except per unit amounts)

                                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------------   -------------------------------
                                                                      2002             2001            2002              2001
                                                                 --------------   --------------   --------------   --------------
REVENUE:
   Rental property ...........................................   $      118,224   $      123,988   $      241,788   $      250,434
   Equity in earnings of unconsolidated affiliates ...........            2,384            1,390            4,874            2,134
   Interest and other income .................................            1,532            6,897            4,394           13,649
                                                                 --------------   --------------   --------------   --------------
Total Revenue ................................................          122,140          132,275          251,056          266,217

OPERATING EXPENSES:
   Rental property ...........................................           36,682           37,881           74,553           74,115
   Depreciation and amortization .............................           31,291           28,642           62,296           57,418
   Interest expense:
     Contractual .............................................           26,517           25,225           51,944           52,169
     Amortization of deferred financing costs ................              341              675              680            1,340
                                                                 --------------   --------------   --------------   --------------
                                                                         26,858           25,900           52,624           53,509
General and administrative ...................................            4,153            5,100            8,750           10,013
                                                                 --------------   --------------   --------------   --------------
     Income before gain on disposition of land and depreciable
      assets, discontinued operations and extraordinary item .           23,156           34,752           52,833           71,162

   Gain on disposition of land and depreciable assets ........            6,673            5,695            7,617           12,766
                                                                 --------------   --------------   --------------   --------------
     Income from continuing operations .......................           29,829           40,447           60,450           83,928

DISCONTINUED OPERATIONS:
   Income from discontinued operations .......................               49              883              641            1,798
   Gain on sale of discontinued operations ...................            2,964                -            2,964                -
                                                                 --------------   --------------   --------------   --------------
                                                                          3,013              883            3,605            1,798

   Net income before extraordinary item ......................           32,842           41,330           64,055           85,726

EXTRAORDINARY ITEM--LOSS ON EARLY EXTINGUISHMENT OF DEBT .....                -             (325)               -             (518)
                                                                 --------------   --------------   --------------   --------------
   Net income ................................................           32,842           41,005           64,055           85,208
Distributions on preferred units .............................           (7,713)          (7,929)         (15,426)         (16,074)
                                                                 --------------   --------------   --------------   --------------
Net income available for Class A Common Units ................   $       25,129   $       33,076   $       48,629   $       69,134
                                                                 ==============   ==============   ==============   ==============

NET INCOME PER COMMON UNIT--BASIC:
   Income from continuing operations .........................   $          .37   $          .53   $          .75   $         1.09
   Income from discontinued operations .......................              .05              .02              .06              .03
   Extraordinary item--loss on early extinguishment of debt ..                -             (.01)               -             (.01)
                                                                 --------------   --------------   --------------   --------------
   Net income ................................................   $          .42   $          .54   $          .81   $         1.11
                                                                 ==============   ==============   ==============   ==============

NET INCOME PER COMMON UNIT--DILUTED:
   Income from continuing operations .........................   $          .37   $          .53   $          .75   $         1.08
   Income from discontinued operations .......................              .05              .02              .06              .03
   Extraordinary item--loss on early extinguishment of debt ..                -             (.01)               -             (.01)
                                                                 --------------   --------------   --------------   --------------
   Net income ................................................   $          .42   $          .54   $          .81   $         1.10
                                                                 ==============   ==============   ==============   ==============
Distributions declared per common unit .......................   $         .585   $          .57   $         1.17   $         1.14
                                                                 ==============   ==============   ==============   ==============

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING--BASIC:
   Class A Common Units:
     General Partner .........................................              599              609              599              621
     Limited Partners ........................................           59,355           60,277           59,308           61,519
   Class B Common Units:
     Limited Partners ........................................                -              196                -              196
                                                                 --------------   --------------   --------------   --------------
   Total .....................................................           59,954           61,082           59,907           62,336
                                                                 ==============   ==============   ==============   ==============

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING--DILUTED:
   Class A Common Units:
     General Partner .........................................              604              613              604              625
     Limited Partners ........................................           59,835           60,664           59,754           61,904
   Class B Common Units:
     Limited Partners ........................................                -              196                -              196
                                                                 --------------   --------------   --------------   --------------
   Total .....................................................           60,439           61,473           60,358           62,725
                                                                 ==============   ==============   ==============   ==============

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                         (Unaudited and $ in thousands)

                     For the Six Months Ended June 30, 2002

                                                             CLASS A COMMON UNIT
                                                       -------------------------------                      ACCUMULATED
                                                          GENERAL          LIMITED                            OTHER
                                                         PARTNER'S        PARTNERS'         DEFERRED      COMPREHENSIVE
                                                          CAPITAL          CAPITAL        COMPENSATION         LOSS
                                                       --------------   --------------   --------------   --------------
Balance at December 31, 2001 .......................   $       12,569   $    1,244,545   $       (3,561)  $       (9,441)
Offering proceeds ..................................                -           11,626                -                -
Redemption of Common Units .........................              (29)          (2,733)               -                -
Distributions paid .................................             (700)         (69,284)               -                -
Preferred distributions paid .......................             (154)         (15,272)               -                -
Net income .........................................              641           63,414                -                -
Adjustments of redeemable Common Units
 to fair value .....................................               75            7,387                -                -
Transfer of limited partners' interest .............              120             (120)               -                -
Other comprehensive income .........................                -                -                -            1,181
Conversion of Common Units to
 Common Shares .....................................              (74)          (7,232)               -                -
Issuance of units for assets .......................                -            1,150                -                -
Issuance of restricted stock .......................               16            1,551           (1,567)               -
Amortization of deferred compensation ..............                -                -              647                -
                                                       --------------   --------------   --------------   --------------
Balance at June 30, 2002 ...........................   $       12,464   $    1,235,032   $       (4,481)  $       (8,260)
                                                       ==============   ==============   ==============   ==============

                                                           TOTAL
                                                          PARTNERS'
                                                          CAPITAL
                                                       --------------
Balance at December 31, 2001 .......................   $    1,244,112
Offering proceeds ..................................           11,626
Redemption of Common Units .........................           (2,762)
Distributions paid .................................          (69,984)
Preferred distributions paid .......................          (15,426)
Net income .........................................           64,055
Adjustments of redeemable Common Units
 to fair value .....................................            7,462
Transfer of limited partners' interest .............                -
Other comprehensive income .........................            1,181
Conversion of Common Units to
 Common Shares .....................................           (7,306)
Issuance of units for assets .......................            1,150
Issuance of restricted stock .......................                -
Amortization of deferred compensation ..............              647
                                                       --------------
Balance at June 30, 2002 ...........................   $    1,234,755
                                                       ==============

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Unaudited and $ in thousands)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                      -------------------------------
                                                                                           2002             2001
                                                                                      --------------   --------------
OPERATING ACTIVITIES:
Net income ........................................................................   $       64,055   $       85,208
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ..................................................           63,602           59,451
   Amortization of deferred compensation ..........................................              647              480
   Equity in earnings of unconsolidated affiliates ................................           (4,874)          (2,134)
   Gain on disposition of land and depreciable assets .............................          (10,581)         (12,766)
   Reserve for deferred rent receivable ...........................................            3,110                -
   Loss on early extinguishment  of debt ..........................................                -              518
   Transition adjustment upon adoption of FASB 133 ................................                -              556
   Loss on ineffective portion of derivative instruments ..........................                -              428
Changes in operating assets and liabilities .......................................          (21,320)         (21,516)
                                                                                      --------------   --------------
     Net cash provided by operating activities ....................................           94,639          110,225
                                                                                      --------------   --------------

INVESTING ACTIVITIES:
Additions to real estate assets ...................................................          (63,921)        (130,987)
Proceeds from disposition of real estate assets ...................................          120,200          105,500
Repayment from subsidiaries .......................................................                -           27,560
Distributions from unconsolidated affiliates ......................................            5,336            3,856
Investments in notes receivable ...................................................            1,240           56,080
Other investing activities ........................................................           (5,614)           3,130
                                                                                      --------------   --------------
     Net cash provided by investing activities ....................................           57,241           65,139
                                                                                      --------------   --------------

FINANCING ACTIVITIES:
Distributions paid on common units ................................................          (69,984)         (71,603)
Distributions paid on preferred units .............................................          (15,426)         (16,074)
Borrowings on mortgages and notes payable .........................................           13,403            8,780
Repayment of mortgages and notes payable ..........................................          (55,973)         (92,671)
Borrowings on revolving loans .....................................................          162,000          124,400
Repayment on revolving loans ......................................................         (183,000)         (59,700)
Loss on early extinguishment of debt ..............................................                -             (518)
Net (redemptions)/proceeds of contributed capital .................................           10,706           (1,520)
Repurchase of common units ........................................................           (2,762)        (138,889)
Net change in deferred financing costs ............................................            1,386             (529)
Other financing activities ........................................................              833                -
                                                                                      --------------   --------------
     Net cash used in financing activities ........................................         (138,817)        (248,324)
                                                                                      --------------   --------------
Net increase/(decrease) in cash and cash equivalents ..............................           13,063          (72,960)
Cash and cash equivalents at beginning of the period ..............................              794          102,486
                                                                                      --------------   --------------
Cash and cash equivalents at end of the period ....................................   $       13,857   $       29,526
                                                                                      ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ............................................................   $       58,243   $       58,682
                                                                                      ==============   ==============

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

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                      -------------------------------
                                                                                           2002            2001
                                                                                      --------------   --------------
ASSETS:
Notes receivable ..................................................................   $          500   $          675
Accounts receivable ...............................................................              139                -
Cash and cash equivalents .........................................................            1,114            1,074
Rental property and equipment, net ................................................           36,828           48,646
Deferred leasing costs ............................................................              995                -

LIABILITIES:
Mortgages and notes payable .......................................................           27,698           48,831
Accounts payable, accrued expenses and other liabilities ..........................           10,321            2,084
                                                                                      --------------   --------------
     Net assets ...................................................................   $        1,557   $         (520)
                                                                                      ==============   ==============

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (Unaudited)

1. DESCRIPTION OF THE OPERATING PARTNERSHIP

     The Operating Partnership is managed by its general partner, the Company, a self-administered and self-managed REIT that operates in the southeastern and midwestern United States. The Operating Partnership's wholly-owned assets include: 500 in-service office, industrial and retail properties; 1,303 acres of undeveloped land suitable for future development; and an additional 10 properties under development.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At June 30, 2002, the Company owned 88.3% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of Common Stock, or, at the Company's option, one share of Common Stock. When a Common Unit holder redeems a Common Unit for a share of Common Stock or cash, the Company's minority interest in the Operating Partnership will be reduced and its share in the Operating Partnership will be increased. The Common Units owned by the Company are not redeemable for cash.

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     The Operating Partnership is generally obligated to redeem each of the Class A Common Units not owned by the Company (the "Redeemable Operating Partnership Units") at the request of the holder thereof for cash, provided that the Company at its option may elect to acquire such unit for one share of Common Stock or the cash value thereof. The Company's Class A Common Units are not redeemable for cash. The Redeemable Operating Partnership Units are classified outside of the permanent partners' capital in the accompanying balance sheet at their fair market value (equal to the fair market value of a share of Common Stock) at the balance sheet date.

     The extraordinary loss represents the write-off of loan origination fees and prepayment penalties paid on the early extinguishment of debt.

     Minority interest represents the limited partnership interest in a partnership that was formed to develop real estate properties owned by holders other than the Operating Partnership.

     Certain amounts in the June 30, 2001 and December 31, 2001 financial statements have been reclassified to conform to the June 30, 2002 presentation. These reclassifications had no material effect on net income or partner's capital as previously reported.

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

     Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three and six months ended June 30, 2002 and 2001 ($ in thousands):

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                                                             THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                          -------------------------------   -------------------------------
                                                               2002             2001             2002             2001
                                                          --------------   --------------   --------------   --------------
RENTAL PROPERTY INCOME:
Office segment ........................................   $       97,927   $      101,838   $      200,844   $      205,431
Industrial segment ....................................           10,783           11,933           21,329           23,513
Retail segment ........................................            9,256            8,653           19,003           18,355
Apartment segment .....................................              258            1,564              612            3,135
                                                          --------------   --------------   --------------   --------------
   Total Rental Property Income .......................   $      118,224   $      123,988   $      241,788   $      250,434
                                                          ==============   ==============   ==============   ==============
NET OPERATING INCOME:
Office segment ........................................   $       66,545   $       69,676   $      136,717   $      142,674
Industrial segment ....................................            8,843            9,989           17,579           19,837
Retail segment ........................................            6,071            5,584           12,689           12,175
Apartment segment .....................................               83              858              250            1,633
                                                          --------------   --------------   --------------   --------------
   Total Net Operating Income .........................   $       81,542   $       86,107   $      167,235   $      176,319
                                                          --------------   --------------   --------------   --------------
RECONCILIATION TO INCOME BEFORE GAIN ON DISPOSITION OF
 LAND AND DEPRECIABLE ASSETS, DISCONTINUED
 OPERATIONS AND EXTRAORDINARY ITEM:
Equity in earnings of unconsolidated affiliates .......   $        2,384   $        1,390   $        4,874   $        2,134
Interest and other income .............................            1,532            6,897            4,394           13,649
Interest expense ......................................          (26,858)         (25,900)         (52,624)         (53,509)
General and administrative expenses ...................           (4,153)          (5,100)          (8,750)         (10,013)
Depreciation and amortization .........................          (31,291)         (28,642)         (62,296)         (57,418)
                                                          --------------   --------------   --------------   --------------
   Income before gain on disposition of land and
    depreciable assets, discontinued operations
    and extraordinary item ............................   $       23,156   $       34,752   $       52,833   $       71,162
                                                          ==============   ==============   ==============   ==============

TOTAL ASSETS:
Office segment ........................................   $    2,781,235   $    2,684,292   $    2,781,235   $    2,684,292
Industrial segment ....................................          328,320          398,740          328,320          398,740
Retail segment ........................................          249,797          258,135          249,797          258,135
Apartment segment .....................................           11,741           39,607           11,741           39,607
Corporate and other ...................................          144,560          153,073          144,560          153,073
                                                          --------------   --------------   --------------   --------------
   Total Assets .......................................   $    3,515,653   $    3,533,847   $    3,515,653   $    3,533,847
                                                          ==============   ==============   ==============   ==============

4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     During the past several years, we have formed various joint ventures with unrelated investors. We have retained minority equity interests ranging from 20.00% to 50.00% in these joint ventures. As required by GAAP, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these joint ventures. As a result, the assets and liabilities of our joint ventures are not included on our balance sheet. As of June 30, 2002, our joint ventures have approximately $548.6 million of outstanding debt. All of the joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) with respect to $5.0 million of construction debt related to the MG-HIW Metrowest I, LLC, which has been guaranteed in part by us subject to a pro rata indemnity from our joint venture partner. Our guarantee of the MG-HIW Metrowest I, LLC debt represented 50.00% of the outstanding loan balance at June 30, 2002. Selected financial data for unconsolidated affiliates for the six months ended June 30, 2002 and 2001 is presented below ($ in thousands):

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                                                                                      PERCENT OWNED AT JUNE 30,
                                                                                      -------------------------
                                                                                        2002            2001
                                                                                      ---------      ----------
     Board of Trade Investment Company..........................................          49.00%         49.00%
     Dallas County Partners I, LP...............................................          50.00          50.00
     Dallas County Partners II, LP..............................................          50.00          50.00
     Dallas County Partners III, LP.............................................          50.00          50.00
     Fountain Three.............................................................          50.00          50.00
     Dreilander-Fonds 98/29.....................................................          22.81          22.81
     Dreilander-Fonds 97/26 and 99/32...........................................          42.93          44.70
     RRHWoods, LLC..............................................................          50.00          50.00
     Highwoods-Markel Associates, LLC...........................................          50.00          50.00
     MG-HIW, LLC................................................................          20.00          20.00
     MG-HIW Peachtree Corners, LLC..............................................          50.00          50.00
     MG-HIW Rocky Point, LLC (1)................................................             --          50.00
     MG-HIW Metrowest I, LLC....................................................          50.00          50.00
     MG-HIW Metrowest II, LLC...................................................          50.00          50.00
     Concourse Center Associates, LLC...........................................          50.00             --
     Plaza Colonnade, LLC.......................................................          50.00             --

                                                                                       JUNE 30,       JUNE 30,
                                                                                        2002            2001
                                                                                      ---------      ----------
     Total assets...............................................................      $ 851,879      $ 846,440
     Total debt.................................................................        548,632        538,253
     Total liabilities..........................................................        574,830        568,467

                                                      THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------     -------------------------
                                                         2002            2001            2002           2001
                                                      ----------     ------------     ----------     ----------
     Total net income............................     $    7,788     $      5,382     $   16,385     $    8,941

----------
(1) On June 26, 2002, we acquired our joint venture partner's interest in MG-HIW Rocky Point, LLC to bring our ownership interest in that entity to 100.0%. At June 30, 2002, the assets and liabilities of this entity are included in the consolidated balance sheet and, thus, are not included under "Total assets", "Total debt" or "Total liabilities" in the above table. However, net income from this joint venture is included in the 'Total net income' in the above table.

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability (a "cash flow" hedge), or (2) an instrument that is held as a non-hedge derivative. Changes in the fair value of highly effective cash flow hedges, to the extent that the hedge is effective, are recorded in AOCL, until earnings are affected by the hedged transaction (i.e. until periodic settlements of a variable-rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the transaction) is recorded in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

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

     During the six months ended June 30, 2002, we had an interest rate swap and an interest rate collar each mature, resulting in a debit to the interest rate derivative liability and an offsetting credit to AOCL of $411,000. As of June 30, 2002, we had no derivative instruments to be reported as Other Liabilities or Assets. However, $8.3 million of deferred financing costs from past cash flow hedging instruments remain in AOCL at June 30, 2002 and will be recognized into earnings as the underlying debt is repaid. We expect that the portion of the cumulative loss recorded in AOCL at June 30, 2002 associated with the derivative instruments, which will be recognized within the next 12 months, will be approximately $1.6 million.

     On July 31, 2002, we entered into two $24.0 million five-year treasury lock agreements with two financial counterparties at a fixed rate of 3.695% to mitigate the change in expected interest payments on an anticipated five-year fixed-rate financing. We expect that these treasury lock agreements will be deemed highly effective in accordance with SFAS 133/138 and will be initially reflected in AOCL on the consolidated balance sheet.

6. OTHER COMPREHENSIVE INCOME/(LOSS)

     Other comprehensive income/(loss) represents net income plus the results of certain non-partners' capital changes not reflected in the Consolidated Statements of Income. The components of other comprehensive income/(loss) are as follows ($ in thousands):

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                ---------------------------------
                                                                                   2002                   2001
                                                                                ----------             ----------
Net Income...............................................................       $   64,055             $   85,208
Accumulated other comprehensive income/(loss):
   Unrealized derivative gains/(losses) on cashflow hedges...............              411                   (414)
   Reclassification of past hedging relationships........................                -                (10,597)
   Amortization of past hedging relationships............................              770                    784
                                                                                ----------             ----------
     Total other comprehensive income/(loss).............................            1,181                (10,227)
                                                                                ----------             ----------

     Total comprehensive income..........................................       $   65,236             $   74,981
                                                                                ==========             ==========

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

7. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

     As of January 1, 2002, we adopted Financial Accounting Standards Board Statement (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the appropriate amounts are disclosed separately under income from discontinued operations on the consolidated income statement. Below represents the total revenues, rental operating expenses, depreciation and amortization, income from discontinued operations, gain on sale of discontinued operations and net carrying value of the properties sold and held for sale at June 30, 2002 (which account for 834,128 rentable square feet) as a result of our capital recycling program and included in income from discontinued operations for the three and six months ended June 30, 2002 and 2001 ($ in thousands):

                                                     RENTAL     DEPRECIATION    INCOME FROM    GAIN ON SALE
                                        TOTAL      OPERATING        AND         DISCONTINUED  OF DISCONTINUED   NET CARRYING
                            TYPE       REVENUES     EXPENSES    AMORTIZATION     OPERATIONS     OPERATIONS         VALUE
                            ------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
    JUNE 30, 2002

                            Office     $    769    $     450     $    270        $     49      $   2,964        $   19,411
                                       -------------------------------------------------------------------------------------
                            Total      $    769    $     450     $    270        $     49      $   2,964        $   19,411
                                       =====================================================================================
    JUNE 30, 2001

                            Office     $  1,815    $     588     $    344        $    883      $      --        $   44,258
                                       -------------------------------------------------------------------------------------
                            Total      $  1,815    $     588     $    344        $    883      $      --        $   44,258
                                       =====================================================================================

 SIX MONTHS ENDED
    JUNE 30, 2002

                            Office     $  2,226    $     959     $    626        $    641      $   2,964        $   19,411
                                       -------------------------------------------------------------------------------------
                            Total      $  2,226    $     959     $    626        $    641      $   2,964        $   19,411
                                       =====================================================================================
    JUNE 30, 2001

                            Office     $  3,597    $   1,105     $    693        $  1,798      $      --        $   44,258
                                       -------------------------------------------------------------------------------------
                            Total      $  3,597    $   1,105     $    693        $  1,798      $      --        $   44,258
                                       =====================================================================================

     In addition, in accordance with SFAS 144, we have determined that as of June 30, 2002, the carrying value of one industrial property held for sale is greater than its fair value, less costs to sell. Additionally, we have determined that the carrying value of one office property held and used will not be recovered from its undiscounted future operating cash flows. In total we have recognized a $9.9 million impairment loss, which is included in the gain on the sale of land and depreciable assets in the consolidated statements of income for the three and six months ended June 30, 2002.

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

          . we may not be able to lease or re-lease space quickly or on as favorable terms as old leases;

          . we may have incorrectly assessed the environmental condition of our properties;

          . an unexpected increase in interest rates would increase our debt service costs;

          . we may not be able to continue to meet our long-term liquidity requirements on favorable terms;

          .    we could lose key executive officers; and

          . our southeastern and midwestern markets may suffer additional declines in economic growth or may not recover as fully or as quickly as expected.

     This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in "Business - Risk Factors" set forth in our 2001 Annual Report.

     Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

OVERVIEW

     The Operating Partnership is managed by its general partner, the Company, a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since our formation in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. At June 30, 2002, the Company owned 88.3% of the Common Units in the Operating Partnership. At June 30, 2002, we:

          . owned 500 in-service office, industrial and retail properties, encompassing approximately 37.9 million rentable square feet;

          . owned an interest (50.0% or less) in 76 in-service office and industrial properties, encompassing approximately 7.4 million rentable square feet and 418 apartment units;

          . owned 1,303 acres (and have agreed to purchase an additional eight acres over the next year) of undeveloped land suitable for future development;

          . owned 10 development properties, encompassing approximately 992,000 rentable square feet; and

          . owned an interest (50.0% or less) in two development properties, encompassing 373,000 rentable square feet.

     The following summarizes our capital recycling program since the beginning of 2000:

                                                                       SIX MONTHS ENDED    YEAR ENDED        YEAR ENDED
                                                                        JUNE 30, 2002         2001              2000
                                                                       ----------------  ---------------   ---------------
OFFICE, INDUSTRIAL AND RETAIL PROPERTIES
   (rentable square feet in thousands)
     Dispositions (1) ..............................................              (856)             (268)           (4,743)
     Contributions to Joint Ventures (1) ...........................                --              (118)           (2,199)
     Developments Placed In-Service ................................             1,337             1,351             3,480
     Acquisitions ..................................................               205                72               669
                                                                       ---------------   ---------------   ---------------
     Net Change in Wholly-owned
      In-Service Properties ........................................               686             1,037            (2,793)
                                                                       ===============   ===============   ===============
APARTMENT PROPERTIES
   (in units)
     Dispositions ..................................................                --            (1,672)               --
                                                                       ===============   ===============   ===============

----------
(1) Excludes wholly-owned development properties sold or contributed to joint ventures.

     In addition to the above property activity, the Company repurchased $2.8 million, $147.4 million and $100.2 million of Common Stock and Common Units during 2002, 2001 and 2000, respectively, and $18.5 million of Preferred Units during 2001.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At June 30, 2002, the Company owned 88.3% of the Common Units in the Operating Partnership.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements contained elsewhere in this Quarterly Report. Our Consolidated Financial Statements include the accounts of the Operating Partnership and its majority-controlled affiliates. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from our estimates.

     The estimates used in the preparation of our Consolidated Financial Statements are more fully described in Note (1) to our audited Consolidated Financial Statements for the year ended December 31, 2001, included in our 2001 Form 10-K. However, certain of our significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements presented for any interim period. Management has reviewed our critical accounting policies and estimates with the audit committee of the Company's board of directors.

     We consider our critical accounting policies to be those used in the determination of the reported amounts and disclosure related to the following:

          .    Impairment of long-lived assets;

          .    Allowance for doubtful accounts;

          .    Capitalized costs;

          .    Fair value of derivative instruments;

          .    Rental revenue; and

          .    Investments in joint ventures.

     Impairment of long-lived assets. Real estate and leasehold improvements are classified as long-lived assets held for sale or as long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we record assets held for sale at the lower of the carrying amount or fair value less cost to sell. The impairment loss is the amount by which the carrying amount exceeds the fair value less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered from their undiscounted future operating cash flows and we recognize an impairment loss to the extent we believe the carrying amount is not recoverable. Our determination of future operating cash flows requires us to make assumptions related to future rental rates, tenant concessions, operating expenditures, property taxes and capital improvements. If our assumptions prove incorrect and our estimates of future operating cash flows are materially overstated, we could be required to recognize future impairment losses on our properties.

     Allowance for doubtful accounts. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the in-place leases. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions regarding the collectibility of accounts receivables prove incorrect, we could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of our allowance for doubtful accounts.

     Capitalized costs. Expenditures directly related to both the development of real estate assets and the leasing of properties are included in net real estate assets and are stated at cost on the consolidated balance sheets. The development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. The leasing expenditures include all general and administrative costs, including salaries incurred in connection with successfully securing leases on the properties. Estimated costs related to unsuccessful leases are expensed as incurred. If our assumptions regarding the successful efforts of development and leasing are incorrect, the resulting adjustments could impact earnings.

     Fair value of derivative instruments. In the normal course of business, we are exposed to the effect of interest rate changes. We limit our exposure by following established risk management policies and procedures including the use of derivatives. To mitigate our exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on our related debt. We are required to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Changes in fair value will affect either partners' capital or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes.

     To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing modes, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

     Rental revenue. Rental revenue is comprised of base rent, including termination fees, recoveries from tenants and parking and other income. In accordance with GAAP, base rental revenue is recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Recoveries from tenants represent reimbursements for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.

     Investments in joint ventures. We account for our investments in unconsolidated joint ventures using the equity method of accounting because we do not control these joint venture entities. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated affiliates over 40 years. In connection with the MG-HIW, LLC joint venture, we have guaranteed Miller Global, our partner who has an 80.0% interest in the joint venture, a minimum internal rate of return on $50.0 million of their equity. If the minimum internal rate of return is not achieved upon the sale of the assets or winding up of the joint venture, Miller Global would receive a disproportionately greater interest of the cash proceeds related to the assets subject to the internal rate of return guarantee. Based upon the current operating performance of the assets and our estimate of the residual value of the subject assets, the estimated internal rate of return for Miller Global with respect to the assets exceeds the minimum required return. As a result, we do not currently expect that our interest in the joint venture will be adjusted upon the sale of the subject assets or the winding up of the joint venture as a result of the internal rate of return guarantee. However, if our assumptions and estimates prove incorrect, Miller Global could receive a greater interest of the cash proceeds from any such sale or winding up.

RESULTS OF OPERATIONS

     The following table sets forth information regarding our results of operations for the three and six months ended June 30, 2002 and 2001 ($ in millions):

                                                         THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                       ------------------------------    -------------------------------
                                                         2002       2001     $ CHANGE      2002       2001      $ CHANGE
                                                       ---------  --------  ---------    --------   --------    --------
REVENUE
   Rental property...................................  $   118.2  $  124.0  $    (5.8)   $  241.8   $  250.4    $   (8.6)
   Equity in earnings of unconsolidated affiliates...        2.4       1.4        1.0         4.9        2.1         2.8
   Interest and other income.........................        1.5       6.9       (5.4)        4.4       13.7        (9.3)
                                                       ---------  --------  ---------    --------   --------    --------
Total Revenue........................................      122.1     132.3      (10.2)      251.1      266.2       (15.1)
OPERATING EXPENSES:
   Rental property...................................       36.7      37.9       (1.2)       74.6       74.1         0.5
   Depreciation and amortization.....................       31.3      28.6        2.7        62.3       57.4         4.9
   Interest expense:
     Contractual.....................................       26.5      25.2        1.3        51.9       52.2        (0.3)
     Amortization of deferred financing costs........        0.3       0.7       (0.4)        0.7        1.3        (0.6)
                                                       ---------  --------  ---------    --------   --------    --------
                                                            26.8      25.9        0.9        52.6       53.5        (0.9)
   General and administrative........................        4.1       5.1       (1.0)        8.7       10.0        (1.3)
                                                       ---------  --------  ---------    --------   --------    --------
     Income before gain on disposition of land and
      depreciable assets, discontinued operations
      and extraordinary item.........................       23.2      34.7      (11.5)       52.9       71.2       (18.3)
   Gain on disposition of land and depreciable assets        6.6       5.7        0.9         7.6       12.7        (5.1)
                                                       ---------  --------  ---------    --------   --------    --------
     Income from continuing operations...............       29.8      40.4      (10.6)       60.5       83.9       (23.4)
DISCONTINUED OPERATIONS
   Income from discontinued operations...............        0.1       0.9       (0.8)        0.6        1.8        (1.2)
   Gain on sale of discontinued operations...........        2.9         -        2.9         2.9          -         2.9
                                                       ---------  --------  ---------    --------   --------    --------
   Net income before extraordinary item..............       32.8      41.3       (8.5)       64.0       85.7       (21.7)
Extraordinary item -- loss on early extinguishment
 of debt.............................................          -      (0.3)       0.3           -       (0.5)        0.5
                                                       ---------  --------  ---------    --------   --------    --------
   Net income........................................       32.8      41.0       (8.2)       64.0       85.2       (21.2)
Dividends on preferred units.........................       (7.7)     (7.9)       0.2       (15.4)     (16.1)        0.7
                                                       ---------  --------  ---------    --------   --------    --------
   Net income available for Class A
    common units.....................................  $    25.1  $   33.1  $    (8.0)   $   48.6   $   69.1    $  (20.5)
                                                       =========  ========  =========    ========   ========    ========

     Three Months Ended June 30, 2002. Revenues from rental operations decreased $5.8 million, or 4.7%, from $124.0 million for the quarter ended June 30, 2001 to $118.2 million for the quarter ended June 30, 2002. The decrease was primarily a result of a decrease in the average occupancy rates from 93.2% in the second quarter of 2001 to 87.2% in the second quarter of 2002. In addition, we have written off approximately $3.1 million of accrued straight-line rent receivables from WorldCom and its affiliates as of June 30, 2002. Slightly offsetting the decrease was an increase in rental revenues as a result of an increase in our property portfolio in 2002 as a result of our capital recycling program, which included 1.3 million rentable square feet of properties that were placed in service during 2002. Our in-service wholly-owned portfolio increased from 36.7 million square feet at June 30, 2001 to 37.9 million square feet at June 30, 2002.

     Same property rental revenue, recorded in accordance with GAAP, generated from the 475 in-service properties wholly-owned on January 1, 2001, decreased $7.5 million, or 6.4%, for the three months ended June 30, 2002, compared to the three months ended June 30, 2001. Same store straight-line rent decreased $4.1 million primarily as a result of the $3.1 million write-off of the WorldCom accrued straight-line rent receivable and a decrease of $1.0 million due to the impact from the straight lining of rents discussed generally in our critical accounting policies. Same store rental revenues excluding straight-line rent and termination fees decreased $3.6 million, or 3.2%. This decrease is a result of lower same store average occupancy, which declined from 93.1% in 2001 to 87.3% in 2002.

     During the three months ended June 30, 2002, 207 second generation leases representing 1.9 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 2.7% lower than the average rate per square foot on the previous leases.

     Equity in earnings of unconsolidated affiliates increased $1.0 million, or 71.4%, from $1.4 million for the three months ended June 30, 2001 to $2.4 million for the three months ended June 30, 2002. The increase was primarily a result of an increase in occupancy rates in 2002 for certain joint ventures formed with unrelated investors and earnings from certain development joint ventures formed with unrelated investors in late December 2000 in which the properties have been placed in service during 2001 and 2002.

     Interest and other income decreased $5.4 million, or 78.3%, from $6.9 million for the three months ended June 30, 2001 to $1.5 million for the three months ended June 30, 2002. The decrease primarily resulted from a decrease in leasing and development fee income in the three months ended June 30, 2002 and a decrease in interest income in the three months ended June 30, 2002 due to lower cash balances (during 2001, we had higher cash balances as a result of proceeds from dispositions related to our capital recycling program that were ultimately used in our stock repurchase program) and the collection of notes receivable during 2001 and 2002.

     Rental operating expenses (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) decreased $1.2 million, or 3.2%, from $37.9 million for the three months ended June 30, 2001 to $36.7 million for the three months ended June 30, 2002. This decrease was primarily a result of lower occupancy relative to variable operating expenses offset by increases in real estate taxes, primarily due to higher property tax assessments, utilities and small increases in various other rental expenses in 2002. Rental operating expenses as a percentage of related revenues increased from 30.6% for the three months ended June 30, 2001 to 31.0% for the three months ended June 30, 2002.

     Same property rental property expenses, which are the expenses of the 475 in-service properties wholly-owned on January 1, 2001, decreased $112,713, or 0.3%, for the three months ended June 30, 2002, compared to the three months ended June 30, 2001. This decrease was primarily a result of lower occupancy relative to variable operating expenses offset by increases in real estate taxes, primarily due to higher property tax assessments, utilities and small increases in various other rental expense accounts.

     Depreciation and amortization for the three months ended June 30, 2002 and 2001 totaled $31.3 million and $28.6 million, respectively. The increase of $2.7 million, or 9.4%, was due to an increase in the amortization of leasing commissions and tenant improvements and an increase in depreciation expense related to buildings placed in service during 2001 and 2002, partly offset by a decrease in the depreciation expense as a result of dispositions in 2002 and 2001.

     Interest expense increased $0.9 million, or 3.5%, from $25.9 million for the three months ended June 30, 2001 to $26.8 million for the three months ended June 30, 2002. The increase was primarily attributable to an increase in the average outstanding debt for the three months ended June 30, 2002 partly offset by a decrease in weighted average interest rates during the three months ended June 30, 2002. Interest expense for the three months ended June 30, 2002 and 2001 included $0.3 million and $0.7 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. Capitalized interest for the three months ended June 30, 2002 and 2001 was $2.6 million and $4.1 million, respectively.

     General and administrative expenses as a percentage of total revenues was 3.4% in the second quarter of 2002 and 3.9% in the second quarter of 2001.

     Gain on disposition of land and depreciable assets increased $0.9 million, or 15.8%, from $5.7 million for the quarter ended June 30, 2001 to $6.6 for the quarter ended June 30, 2002. By 2001, the majority of the gain was a result of the disposition of 883 apartment units. In 2002, the majority of the gain was related to a gain of approximately $16.4 million related to the disposition of 396,000 rentable square feet of office and development properties, partly offset by an impairment loss of approximately $9.9 million (see Note 7).

     Income before gain on disposition of land and depreciable assets, discontinued operations and extraordinary item equaled $23.2 million and $34.7 million for the quarters ended June 30, 2002 and 2001, respectively. The Operating Partnership recorded $7.7 million and $7.9 million in preferred unit distributions for each of the quarters ended June 30, 2002 and 2001, respectively. The decrease in preferred unit distributions was a result of the $18.5 million repurchase by the Company of its preferred units during 2001.

     Six Months Ended June 30, 2002. Revenues from rental operations decreased $8.6 million, or 3.4%, from $250.4 million for the six months ended June 30, 2001 to $241.8 million for the six months ended June 30, 2002. The decrease was primarily a result of a decrease in the average occupancy rates from 93.4% for the six months ended June 30, 2001 to 88.0% for the six months ended June 30, 2002. In addition, we have written off approximately $3.1 million of accrued straight-line rent receivables from WorldCom and its affiliates as of June 30, 2002. Slightly offsetting the decrease was an increase in rental revenues as a result of an increase in our property portfolio in 2002 as a result of our capital recycling program, which included 1.3 million rentable square feet of properties that were placed in service during 2002. Our in-service wholly-owned portfolio increased from 36.7 million square feet at June 30, 2001 to 37.9 million square feet at June 30, 2002.

     Same property rental revenue, recorded in accordance with GAAP, generated from the 475 in-service properties wholly-owned on January 1, 2001, decreased $10.1 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Same store straight-line rent revenue decreased $5.6 million as a result of the $3.1 million write-off of the WorldCom accrued straight-line rent receivable and a decrease of $2.5 million due to the impact from the straight lining of rents discussed generally in our critical accounting policies. Same store revenues excluding straight-line rent and termination fees decreased $5.3 million, or 2.3%. This decrease is a result of lower same store average occupancy, which declined from 93.6% in 2001 to 88.1% in 2002.

     During the six months ended June 30, 2002, 344 second generation leases representing 2.5 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 1.7% lower than the average rate per square foot on the previous leases.

     Equity in earnings of unconsolidated affiliates increased $2.8 million, or 133.5%, from $2.1 million for the six months ended June 30, 2001 to $4.9 million for the six months ended June 30, 2002. The increase was primarily a result of an increase in occupancy rates in 2002 for certain joint ventures formed with unrelated investors and earnings from certain development joint ventures formed with unrelated investors in late December 2000 in which the properties have been placed in service during 2001 and 2002.

     Interest and other income decreased $9.3 million, or 67.9%, from $13.7 million for the six months ended June 30, 2001 to $4.4 million for the six months ended June 30, 2002. The decrease primarily resulted from a decrease in leasing and development fee income in the six months ended June 30, 2002 and a decrease in interest income in the six months ended June 30, 2002 due to lower average cash balances (during 2001, we had higher cash balances as a result of proceeds from dispositions related to our capital recycling program that were ultimately used in our stock repurchase program) and the collection of notes receivable during 2001 and 2002.

     Rental operating expenses (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $0.5 million, or 0.7%, from $74.1 million for the six months ended June 30, 2001 to $74.6 million for the six months ended June 30, 2002. The increase was primarily a result of an increase in real estate taxes in 2002 partly offset by a decrease resulting from lower occupancy relative to variable operating expenses. Rental operating expenses as a percentage of related revenues increased from 29.6% for the six months ended June 30, 2001 to 30.9% for the six months ended June 30, 2002.

     Same property rental property expenses, which are the expenses of the 475 in-service properties wholly-owned on January 1, 2001, decreased $423,368, or 0.6%, for the six months ended June 30, 2002, compared to the six months ended June 30, 2001. This decrease was primarily a result of lower occupancy relative to variable operating expenses offset by increases in real estate taxes, primarily due to higher property tax assessments, utilities and small increases in various other rental expense accounts.

     Depreciation and amortization for the six months ended June 30, 2002 and 2001 totaled $62.3 million and $57.4 million, respectively. The increase of $4.9 million, or 8.5%, was due to an increase in the amortization of leasing commissions and tenant improvements and an increase in depreciation expense related to buildings placed in service during 2001 and 2002, partly offset by a decrease in the depreciation expense as a result of dispositions during 2002 and 2001.

     Interest expense decreased $0.9 million, or 1.7%, from $53.5 million for the six months ended June 30, 2001 to $52.6 million for the six months ended June 30, 2002. The decrease was primarily attributable to the decrease in the weighted average interest rates for the six months ended June 30, 2002, partly offset by an increase in the average outstanding debt for the six months ended June 30, 2002. Interest expense for the six months ended June 30, 2002 and 2001 included $0.7 million and $1.3 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. Capitalized interest for the six months ended June 30, 2002 and 2001 was $6.6 million and $7.1 million, respectively.

     General and administrative expenses as a percentage of total revenues was 3.5% in the first six months of 2002 and 3.8% in the first six months of 2001.

     Gain on disposition of land and depreciable assets decreased $5.1 million, or 40.2%, from $12.7 million for the six months ended June 30, 2001 to $7.6 for the six months ended June 30, 2002. In 2001, the majority of the gain was a result of the disposition of 1,160 apartment units. In 2002, the majority of the gain was related to a gain of approximately $17.4 million related to the disposition of 524,000 rentable square feet of office and development properties, partly offset by an impairment loss of approximately $9.9 million (see Note 7).

     Income before gain on disposition of land and depreciable assets, discontinued operations and extraordinary item equaled $52.9 million and $71.2 million for the six months ended June 30, 2002 and 2001, respectively. The Operating Partnership recorded $15.4 million and $16.1 million in preferred unit distributions for each of the six months ended June 30, 2002 and 2001, respectively. The decrease was a result of the $18.5 million repurchase by the Company of its preferred units during 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Statement of Cash Flows. The following table sets forth the changes in the Operating Partnership's cash flows from the first six months of 2001 to the first six months of 2002 ($ in thousands):

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------------
                                                                       2002             2001             CHANGE
                                                                  --------------    -------------    -------------
     Cash Provided By Operating Activities                        $       94,639    $     110,225    $     (15,586)
     Cash Provided By Investing Activities                                57,241           65,139           (7,898)
     Cash Used in Financing Activities                                  (138,817)        (248,324)         109,507

     The decrease in cash provided by operating activities was primarily the result of (1) our capital recycling program and a decrease in average occupancy rates for our wholly-owned portfolio; (2) an increase in real estate taxes in the first six months of 2002, primarily due to higher property assessments; and
(3) a decrease in interest income and development and leasing income in 2002. In addition, the level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

     The increase in cash provided by investing activities was primarily a result of a decrease of $67.1 million in additions to real estate assets in the first six months of 2002, partly offset by a decrease in the investments in notes receivable from the first six months of 2001 to the first six months of 2002 and a decrease in the collection of advances from subsidiaries of $27.6 million from the first six months of 2001 to the first six months of 2002.

     The decrease in cash used in financing activities was primarily a result of a decrease of $136.1 million in the repurchase of common units from the first six months of 2001 to the first six months of 2002, a decrease of $2.3 million in distributions on common units and preferred units during 2002 and an increase in net proceeds from the sale of common units of $12.2 million in 2002 partly offset by an increase of $44.4 in net repayment on the unsecured revolving loan, mortgages and notes payable from the first six months of 2001 to the first six months of 2002.

     Capitalization. Our total indebtedness at June 30, 2002 was $1.6 billion and was comprised of $525.4 million of secured indebtedness with a weighted average interest rate of 7.7% and $1.1 billion of unsecured indebtedness with a weighted average interest rate of 6.5%. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see "Current and Future Cash Needs."

     The following table sets forth the maturity schedule of our mortgages and notes payable as of June 30, 2002 ($ in thousands):

                                                   ----------------------------------------------------------------
                                                                               WITHIN       WITHIN         WITHIN
                                                                   WITHIN       2-3          4-5         6 OR MORE
                                                      TOTAL        1 YEAR      YEARS        YEARS          YEARS
                                                   -----------  -----------  -----------  -----------   -----------
FIXED RATE DEBT:
     Unsecured:
         MOPPRS (1)............................    $   125,000  $         -  $         -  $         -   $   125,000
         Put Option Notes (2)..................        100,000            -            -            -       100,000
         Notes.................................        706,500            -      246,500      110,000       350,000
         Term Loan.............................              -            -            -            -             -
     Secured:
         Mortgages and loans payable...........        493,223        9,726       64,284      118,237       300,976
                                                   -----------  -----------  -----------  -----------   -----------
     Total Fixed Rate Debt.....................      1,424,723        9,726      310,784      228,237       875,976
                                                   -----------  -----------  -----------  -----------   -----------

VARIABLE RATE DEBT:
     Unsecured:
         Revolving Loan........................        179,500            -      179,500            -             -
     Secured:
         Revolving Loan........................          4,409        4,409            -            -             -
         Mortgage loan payable.................         27,726          246       23,822        3,658             -
                                                   -----------  -----------  -----------  -----------   -----------
     Total Variable Rate Debt..................        211,635        4,655      203,322        3,658             -
                                                   -----------  -----------  -----------  -----------   -----------

Total Mortgages and Notes Payable..............    $ 1,636,358  $    14,381  $   514,106  $   231,895   $   875,976
                                                   ===========  ===========  ===========  ===========   ===========

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

     The mortgage and loans payable and the secured revolving loan were secured by real estate assets with an aggregate carrying value of $923.9 million at June 30, 2002.

     The Operating Partnership's unsecured notes of $931.5 million bear interest rates ranging from 6.8% to 8.1%, with interest payable semi-annually in arrears. The premium and discount related to the issuance of the unsecured notes is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the MOPPRS and Put Option Notes, are redeemable at any time prior to maturity at our option, subject to certain conditions including the payment of make-whole amounts.

     We currently have a $300.0 million unsecured revolving loan (with $179.5 million outstanding at June 30, 2002) that matures in December 2003 and a $55.2 million secured revolving loan (with $4.4 million outstanding at June 30, 2002) that matures in March 2003. Our unsecured revolving loan also includes a $150.0 million competitive sub-facility. Depending upon the corporate credit ratings assigned to us from time to time by the various rating agencies, our unsecured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.70% to 1.55% and our secured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.55% to 1.50%. We currently have a credit rating of BBB- assigned by Standard & Poor's, a credit rating of BBB assigned by Fitch Inc. and a credit rating of Baa2 assigned by Moody's Investor Service. As a result, interest currently accrues on borrowings under our unsecured revolving loan at an average rate of LIBOR plus 85 basis points and under our secured revolving loan at an average rate of LIBOR plus 75 basis points. In addition, we are currently required to pay an annual facility fee equal to .20% of the total commitment under the unsecured revolving loan.

     The terms of each of our revolving loans and the indenture that governs our outstanding notes require us to comply with various operating and financial covenants and performance ratios. We are currently in compliance with all such requirements. In addition, based on our current expectation of future operating performance, we expect to remain in compliance for the foreseeable future.

     Joint Ventures. During the past several years, we have formed various joint ventures with unrelated investors. We have retained minority equity interests ranging from 20.00% to 50.00% in these joint ventures. As required by GAAP, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these joint ventures. As a result, the assets and liabilities of our joint ventures are not included on our balance sheet. As of June 30, 2002, our joint ventures have approximately $548.6 million of outstanding debt. All of the joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) with respect to $5.0 million of construction debt related to the MG-HIW Metrowest I, LLC, which has been guaranteed in part by us subject to a pro rata indemnity from our joint venture partner. Our guarantee of the MG-HIW Metrowest I, LLC debt represented 50.00% of the outstanding loan balance at June 30, 2002.

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

     The interest rate on all of our variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. Net payments to counterparties under interest rate hedge contracts were $415,051 during the six months ended June 30, 2002 and were recorded as additional interest expense.

     Current and Future Cash Needs. Historically, rental revenue has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, stockholder distributions and ordinary course capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. We presently have no plans for major capital improvements to the existing properties except for the $4.7 million renovations at Tampa Bay Park and the $7.9 million general and non-recurring renovations at Country Club Plaza. In addition, we could incur tenant improvements and lease commissions related to any releasing of space currently leased by WorldCom and US Air (see "Recent Developments") and the redevelopment of the EPA site in Research Commons.

     In addition to the requirements discussed above, our short-term (within the next 12 months) liquidity requirements also include the funding of approximately $50.0 million of our existing development activity and first generation tenant improvements and lease commissions on properties placed in service that are not fully leased. See "Business -- Development Activity." We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and the following:

          . borrowings under our unsecured revolving loan (up to $114.1 million of availability as of July 26, 2002);

          . borrowings under our secured revolving loan (up to $49.4 million of availability as of July 26, 2002);

          .    the selective disposition of non-core assets;

          . the sale or contribution of some of our wholly-owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions; and

          . the issuance of secured debt (at June 30, 2002, we had $2.8 billion of unencumbered real estate assets at cost).

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

     We anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make distributions and make other cash payments may be adversely affected.

     Common Unit Repurchase Program. On April 25, 2001, we announced that the Company's Board of Directors authorized the repurchase of up to an additional
5.0 million shares of Common Stock and Common Units. As of July 26, 2002, under the new repurchase program, the Company had repurchased 1.4 million Common Units at a weighted average purchase price of $24.56 per unit and a total purchase price of $34.0 million. In determining whether or not to repurchase additional capital stock, the Company will consider, among other factors, the effect of repurchases on our liquidity and the price of the Company's Common Stock.

     Disposition Activity. As part of our ongoing capital recycling program, during the six months ended June 30, 2002, we have sold 856,000 square feet of office properties and 75 acres of development land for gross proceeds of $120.2 million. In addition, we had 707,671 square feet of office properties and 99.4 acres of land under letter of intent or contract for sale in various transactions totaling $79.9 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the third and fourth quarters of 2002. However, we can provide no assurance that all or parts of these transactions will be consummated. During the second quarter, we recorded a $9.9 million impairment loss related to two properties we expect to sell and/or re-develop.

RECENT DEVELOPMENTS

     WorldCom Bankruptcy. On July 21, 2002, WorldCom filed a voluntary petition with the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. We currently have 13 leases encompassing 986,082 square feet in nine locations with WorldCom and its affiliates, including four leases encompassing 828,467 square feet in four locations with Intermedia Communications, with lease expirations ranging from 2003 to 2013. Based on June 2002 rental revenue, our annualized rental revenue from these leases is $17.5 million, or approximately 3.7% of our total annualized rental revenue. Approximately 185,000 square feet of the space leased by Intermedia has not yet been upfitted or occupied and we estimate that a substantial portion of the remaining Intermedia space currently appears to be under-utilized.

     In addition, our joint venture with Miller Global ("MG-HIW, LLC") has 14 leases encompassing 57,252 square feet in five locations with WorldCom and its affiliates, including six leases encompassing 23,381 square feet in four locations with Intermedia Communications, with lease expirations ranging from 2002 to 2007. We have a 20.0% ownership in this joint venture and, based on June 2002 rental revenue, our proportionate share of the annualized rental revenue generated from these leases is $278,100.

     Approximately 81.0% of the annualized rental revenue related to our leases with WorldCom and its affiliates, including our pro rata share of the annualized rental revenue related to MG-HIW, LLC, is derived from properties in Tampa. The remainder of this revenue is derived from properties in Greenville, South Carolina, Richmond, Raleigh, Orlando and Nashville. WorldCom and its affiliates are current on base rental payments through August 31, 2002. However, we have written off approximately $3.1 million of accrued straight-line rent receivables from WorldCom and its affiliates as of June 30, 2002.

     Due to the inherent uncertainties of the bankruptcy process, we are not able to predict the impact of WorldCom's bankruptcy on its leasing and occupancy of our properties or on our financial condition and results of operations.

     U.S. Airways Bankruptcy. On August 11, 2002, US Airways Group Inc. filed a voluntary petition with the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. We currently have seven leases encompassing 414,059 square feet with US Airways and its affiliates with an average remaining lease term of 5.4 years as of June 30, 2002. Based on June 2002 rental revenue, our annualized rental revenue from these leases is $6.9 million, or approximately 1.5% of our total annualized rental revenue. Approximately 55,000 square feet of space is currently being sub-leased by US Airways to a third party and we estimate that the balance of the space is approximately 75 percent utilized by US Airways as a reservation call center and for certain revenue accounting and information technology functions. All of the 414,059 square feet of space is located in Winston-Salem, North Carolina.

     US Airways is current on base rental payments through August 31, 2002. We have an accrued straight line rent receivable from US Airways in the amount of $495,000 as of June 30, 2002.

     Due to the inherent uncertainties of the bankruptcy process, we are not able to predict the impact of US Airways' bankruptcy on its leasing and occupancy of our properties or on our financial condition and results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS No. 121. We adopted SFAS No. 144 in the first quarter of 2002. Income from discontinued operations and the gain on sale of discontinued operations for properties meeting the criteria in accordance with SFAS No. 144 are reflected in the consolidated statements of income as discontinued operations for all periods presented.

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

     FFO and cash available for distribution for the three and six month periods ended June 30, 2002 and 2001 are summarized in the following table ($ in thousands):

                                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------   ---------------------------
                                                                   2002           2001           2002           2001
                                                               ------------   ------------   ------------   ------------
FUNDS FROM OPERATIONS:
Income before gain on disposition of land and depreciable
 assets, discontinued operations and extraordinary item.       $     23,156   $     34,752   $     52,833   $     71,162
Add/(Deduct):
     Distributions to preferred unit holders ...........             (7,713)        (7,929)       (15,426)       (16,074)
     Transition adjustment upon adoption of FAS 133 ....                 --             --             --            556
     Income from discontinued operations ...............                 49            883            641          1,798
     Gain on disposition of land .......................              5,989            537          5,758          1,563
     Depreciation and amortization .....................             31,561         28,986         62,921         58,111
     Depreciation on unconsolidated affiliates .........              2,046          1,825          4,430          3,734
                                                               ------------   ------------   ------------   ------------
         Funds from operations .........................             55,088         59,054        111,157        120,850

CASH AVAILABLE FOR DISTRIBUTION:
Add/(Deduct):
     Rental income from straight-line rents ............              1,049         (3,550)        (1,318)        (6,652)
     Amortization of deferred financing costs ..........                341            675            680          1,340
     Non-incremental revenue generating capital .......
     expenditures (1):
       Building improvements paid .....................              (2,370)        (2,014)        (3,121)        (3,087)
       Second generation tenant improvements paid .....              (3,380)        (4,021)        (6,911)        (7,776)
       Second generation lease commissions paid .......              (3,049)        (3,541)        (5,659)        (8,328)
                                                               ------------   ------------   ------------   ------------
         Cash available for distribution ..............        $     47,679   $     46,603   $     94,828   $     96,347
                                                               ============   ============   ============   ============
Weighted average common units
 outstanding - basic ..................................              59,954         61,082         59,907         62,336
                                                               ============   ============   ============   ============
Weighted average common units
 outstanding - diluted ................................              60,439         61,473         60,358         62,725
                                                               ============   ============   ============   ============

DIVIDEND PAYOUT RATIOS:
  Funds from operations ...............................                64.2%          59.3%          63.5%          59.2%
                                                               ============   ============   ============   ============
  Cash available for distribution .....................                74.2%          75.2%          74.5%          74.2%
                                                               ============   ============   ============   ============

----------
(1)  Amounts represent cash expenditures.

PROPERTY INFORMATION

     The following table sets forth certain information with respect to our wholly owned in-service and development properties (excluding apartment units) as of June 30, 2002 and 2001:

                                                     JUNE 30, 2002                     JUNE 30, 2001
                                           ---------------------------------   ---------------------------------
                                                                  PERCENT                            PERCENT
                                               RENTABLE           LEASED/         RENTABLE           LEASED/
                                             SQUARE FEET        PRE-LEASED       SQUARE FEET       PRE-LEASED
                                           ---------------   ---------------   ---------------   ---------------
IN-SERVICE:
     Office                                     25,787,000                87%       24,639,000                93%
     Industrial                                 10,468,000                84%       10,396,000                93%
     Retail (1)                                  1,651,000                96%        1,628,000                95%
                                           ---------------   ---------------   ---------------   ---------------
       Total or Weighted Average                37,906,000                86%       36,663,000                93%
                                           ===============   ===============   ===============   ===============

DEVELOPMENT:
     Completed--Not Stabilized
     Office                                        735,000                29%        1,019,000                51%
     Industrial                                    136,000                29%          184,000                21%
     Retail                                         20,000                90%               --                --
                                           ---------------   ---------------   ---------------   ---------------
       Total or Weighted Average                   891,000                30%        1,203,000                47%
                                           ===============   ===============   ===============   ===============

IN PROCESS
     Office (2)                                    201,000                70%        1,669,000                61%
     Industrial (2)                                 60,000                 0%          258,000                 9%
     Retail                                             --                --            20,000                72%
                                           ---------------   ---------------   ---------------   ---------------
       Total or Weighted Average                   261,000                54%        1,947,000                54%
                                           ===============   ===============   ===============   ===============

TOTAL:
     Office                                     26,723,000                          27,327,000
     Industrial                                 10,664,000                          10,838,000
     Retail (1)                                  1,671,000                           1,648,000
                                           ---------------                     ---------------
       Total or Weighted Average                39,058,000                          39,813,000
                                           ===============                     ===============

----------
(1)  Excludes basement space.
(2)  Includes properties that we have an option to purchase.

          The following table sets forth information concerning the 20 largest customers of our wholly-owned properties as of June 30, 2002 ($ in thousands):

                                                                                          PERCENT OF TOTAL            AVERAGE
                                    NUMBER           RENTAL          ANNUALIZED              ANNUALIZED          REMAINING LEASE
CUSTOMERS                         OF LEASES       SQUARE FEET      RENTAL REVENUE (1)     RENTAL REVENUE(1)        TERM IN YEARS
---------                         ---------    ---------------   --------------------   --------------------   --------------------
Intermedia Communications/
 WorldCom......................       13           986,082       $     17,466                  3.71%                   8.1
AT&T...........................       10           854,992             10,041                  2.98                    5.6
Federal Government.............       55           644,188             12,151                  2.58                    4.0
Capital One Services...........        6           587,188             10,199                  2.17                    6.1
IBM............................        5           354,507              7,899                  1.68                    6.5
Caterpillar Financial Services.        1           300,901              7,899                  1.68                   12.7
PricewaterhouseCoopers.........        7           307,158              7,038                  1.50                    7.7
US Air.........................        7           414,059              6,909                  1.47                    5.4
State of Georgia...............        9           349,690              6,485                  1.38                    6.0
Bell South.....................       12           223,774              4,595                  0.98                    1.7
Sara Lee.......................        8         1,184,134              4,404                  0.94                    3.0
Northern Telecom, Inc..........        2           283,298              3,921                  0.83                    4.7
Lockton Companies, Inc.........        1           127,485              3,117                  0.66                   12.7
Volvo..........................        5           214,783              2,979                  0.63                    7.1
Bank of America................       20           153,464              2,894                  0.62                    1.8
International Paper Co.........       10           121,174              2,887                  0.61                    0.5
Hartford Insurance.............        6           134,021              2,856                  0.61                    3.8
Business Telecom, Inc..........        4           145,497              2,832                  0.60                    2.8
Voicestream Wireless...........        2           120,561              2,765                  0.59                    4.0
Ford Motor Company.............        2           129,158              2,640                  0.56                    7.5
                                  ----------   ---------------   --------------------   --------------------   --------------------
Total                                185         7,636,114       $    125,977                 26.78%                   6.1
                                  ==========   ===============   ====================   ====================   ====================

----------
(1) Annualized rental revenue is June 2002 rental revenue (base rent plus operating expense pass throughs) multiplied by 12.

     As of June 30, 2002, we were developing nine suburban office properties, two industrial properties and one retail property totaling 1.2 million rentable square feet of office and industrial space. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with our joint venture partner two additional properties totaling 373,000 rentable square feet. At June 30, 2002, this development project had an aggregate anticipated total investment of $80.7 million and was 51.0% pre-leased.

IN-PROCESS

                                                                     ANTICIPATED
                                                      RENTABLE         TOTAL            INVESTMENT
NAME                        MARKET                  SQUARE FEET      INVESTMENT        AT 06/30/02
-----------------------     -----------------    ---------------   ---------------   ---------------
                                                    ($ IN THOUSANDS)
OFFICE:
1825 Century Center         Atlanta                      101,000   $        16,254   $        14,027
801 Raleigh Corporate
 Center (2)                 Research Triangle            100,000            12,016             5,757
                                                 ---------------   ---------------   ---------------
In-Process Office
   Total or Weighted
   Average                                               201,000   $        28,270   $        19,784
                                                 ===============   ===============   ===============

INDUSTRIAL:
Tradeport V (2)             Atlanta                       60,000   $         2,913   $           484
                                                 ---------------   ---------------   ---------------
In-Process Industrial
   Total or Weighted
   Average                                                60,000   $         2,913   $           484
                                                 ===============   ===============   ===============

Total or Weighted
   Average of all
   In-Process
   Development Projects                                  261,000   $        31,183   $        20,268
                                                 ===============   ===============   ===============

                               PRE-LEASING         ESTIMATED        ESTIMATED
NAME                           PERCENTAGE(1)      COMPLETION      STABILIZATION (3)
-----------------------      ---------------   ---------------   ---------------
OFFICE:
1825 Century Center                100%             3Q02              3Q02
801 Raleigh Corporate
 Center (2)                         40              4Q02              2Q04
                             ---------------
In-Process Office
   Total or Weighted
   Average                          70%
                             ===============

INDUSTRIAL:
Tradeport V (2)                      0%             4Q02              4Q03
                             ---------------
In-Process Industrial
   Total or Weighted
   Average                           0%
                             ===============

Total or Weighted
   Average of all
   In-Process
   Development Projects             54%
                             ===============

----------
(1)  Letters of intent comprise 1% of the total pre-leasing percentage.
(2) We are developing these properties for a third party and own an option to purchase each property.
(3) We consider a development project to be stabilized on the date such project is at least 95% occupied.
                                       30

COMPLETED--NOT STABILIZED (2)

                                                                     ANTICIPATED
                                                      RENTABLE           TOTAL         INVESTMENT
NAME                      MARKET                    SQUARE FEET       INVESTMENT       AT 06/30/02
-----------------------   -----------------      ---------------   ---------------   ---------------
                                                                        ($ IN THOUSANDS)
OFFICE:
Met Life Building
 At Brookfield            Greenville                     115,000   $        13,220   $        12,101
Hickory Trace             Nashville                       52,000             5,933             6,623
1501 Highwoods
 Boulevard                Piedmont Triad                  98,000            11,290             9,931
Seven Springs I           Nashville                      131,000            15,556            12,656
Centre Green Four         Research Triangle              100,000            11,764             9,395
GlenLake I                Research Triangle              158,000            22,417            18,812
Shadow Creek II           Memphis                         81,000             8,750             6,980
                                                 ---------------   ---------------   ---------------
Office Total
  or Weighted
  Average                                                735,000   $        88,930   $        76,498
                                                 ===============   ===============   ===============

INDUSTRIAL:
Newpont IV                Atlanta                        136,000   $         5,288   $         4,626
                                                 ---------------   ---------------   ---------------
Completed-Not
  Stabilized Industrial
  Total or Weighted
  Average                                                136,000   $         5,288   $         4,626
                                                 ===============   ===============   ===============

RETAIL:
Granada Shops             Kansas City                     20,000   $         5,020   $         4,173
                                                 ---------------   ---------------   ---------------
Completed-Not
  Stabilized Retail
  Total or Weighted
  Average                                                 20,000   $         5,020   $         4,173
                                                 ===============   ===============   ===============

Total or Weighted
  Average of all
  Completed-
  Not Stabilized
  Development Projects                                   891,000   $        99,238   $        85,297
                                                 ===============   ===============   ===============

Total or Weighted
  Average of all
  Development Projects                                 1,152,000   $       130,421   $       105,565
                                                 ===============   ===============   ===============

                                  PRE-LEASING        ESTIMATED          ESTIMATED
NAME                             PERCENTAGE (1)     COMPLETION       STABILIZATION (3)
-----------------------         ---------------   ---------------   ---------------
OFFICE:
Met Life Building
 At Brookfield                          95%             3Q01              3Q02
Hickory Trace                           86              3Q01              3Q02
1501 Highwoods
 Boulevard                               4              4Q01              4Q02
Seven Springs I                         12              1Q02              1Q03
Centre Green Four                        0              4Q01              2Q03
GlenLake I                              14              4Q01              2Q03
Shadow Creek II                         19              4Q01              4Q03
                                --------------
Office Total
  or Weighted
  Average                               29%
                                ==============

INDUSTRIAL:
Newpont IV                              29%             4Q01              1Q03
                                ---------------
Completed-Not
  Stabilized Industrial
  Total or Weighted
  Average                               29%
                                ===============

RETAIL:
Granada Shops                           90%             4Q01              2Q03
                                ---------------
Completed-Not
  Stabilized Retail
  Total or Weighted
  Average                               90%
                                ===============

Total or Weighted
  Average of all
  Completed-
  Not Stabilized
  Development Projects                  30%
                                ===============

Total or Weighted
  Average of all
  Development Projects                  36%
                                ===============

----------
(1)  Letters of intent comprise 1% of the total pre-leasing percentage.
(2) These properties contributed $362,000 in Net Operating Income (Property revenue less property expense) during the three months ended June 30, 2002.
(3) We consider a development project to be stabilized on the date such project is at least 95% occupied.
                                       31

DEVELOPMENT ANALYSIS

                                                                                       ANTICIPATED
                                                                       RENTABLE           TOTAL           PRE-LEASING
                                                                      SQUARE FEET      INVESTMENT        PERCENTAGE (1)
                                                                      -----------      -----------       --------------
                                                                                     ($ IN THOUSANDS)
SUMMARY BY ESTIMATED STABILIZATION DATE:
  Third Quarter 2002...........................................         268,000         $   35,407           95%
  Fourth Quarter 2002..........................................         199,000             11,290           19%
  First Quarter 2003...........................................         267,000             20,844           21%
  Second Quarter 2003..........................................         258,000             39,201            9%
  Fourth Quarter 2003..........................................          60,000             11,663            0%
  Second Quarter 2004..........................................         100,000             12,016           40%
                                                                      -----------      -----------       --------------
  Total or Weighted Average....................................       1,152,000         $  130,421           36%
                                                                      ===========      ===========       ==============

SUMMARY BY MARKET:
  Atlanta......................................................         297,000         $   24,455           47%
  Greenville...................................................         115,000             13,220           95%
  Kansas City..................................................          20,000              5,020           90%
  Memphis......................................................          81,000              8,750           19%
  Nashville....................................................         183,000             21,489           33%
  Piedmont Triad...............................................          98,000             11,290            4%
  Research Triangle............................................         358,000             46,197           17%
                                                                      -----------      -----------       --------------
  Total or Weighted Average....................................       1,152,000         $  130,421           36%
                                                                      ===========      ===========       ==============

  Build-to-Suit................................................         101,000         $   16,254          100%
  Multi-Tenant.................................................       1,051,000            114,167           29%
                                                                      -----------      -----------       --------------
  Total or Weighted Average....................................       1,152,000         $  130,421           36%
                                                                      ===========      ===========       ==============

                                                                        AVERAGE          AVERAGE
                                                                       RENTABLE        ANTICIPATED
                                                                        SQUARE             TOTAL             AVERAGE
                                                                         FEET           INVESTMENT       PRE-LEASING (1)
                                                                      -----------      -----------       --------------
                                                                                      ($ IN THOUSANDS)
AVERAGE PER PROPERTY BY TYPE:
  Office.......................................................         104,000         $ 13,022              38%
  Industrial...................................................          98,000            4,101              20%
  Retail.......................................................          20,000            5,020              90%
                                                                      -----------      -----------       --------------
  Weighted Average.............................................          96,000         $ 10,868              36%
                                                                      ===========      ===========       ==============

----------
(1)  Letters of intent comprise 1% of the total pre-leasing percentage.

     The following table sets forth certain information about leasing activities at our wholly owned in-service properties (excluding apartment units) for the three months ended June 30 and March 31, 2002 and December 31 and September 30, 2001.

                                                                OFFICE LEASING STATISTICS THREE MONTHS ENDED
                                                  ---------------------------------------------------------------------
                                                     6/30/02       3/31/02       12/31/01        9/30/01      AVERAGE
                                                  ------------  ------------   -----------    -----------   -----------
NET EFFECTIVE RENTS RELATED TO RE-LEASED SPACE:
Number of lease transactions (signed leases)...            162           110           116            135           131
Rentable square footage leased.................        874,467       417,102       437,454        630,043       589,767
Average per rentable square foot over the
 lease term:
  Base rent....................................   $      16.86  $      16.83   $     17.85    $     17.03   $     17.14
  Tenant improvements..........................          (0.86)        (0.98)        (1.19)         (0.90)        (0.98)
  Leasing commissions..........................          (0.56)        (0.78)        (0.97)         (0.59)        (0.73)
  Rent concessions.............................          (0.14)        (0.15)        (0.11)         (0.11)        (0.13)
                                                  ------------  ------------    ----------    -----------   -----------
  Effective rent...............................   $      15.30  $      14.92   $     15.58    $     15.43   $     15.31
  Expense stop(1)..............................          (5.17)        (5.17)        (4.50)         (4.54)        (4.85)
                                                  ------------  ------------    ----------    -----------   -----------
  Equivalent effective net rent................   $      10.13  $       9.75   $     11.08    $     10.89   $     10.46
                                                  ============  ============   ===========    ===========   ===========
Average term in years..........................            4.1           4.1           4.6            4.5           4.3
                                                  ============  ============   ===========    ===========   ===========

CAPITAL EXPENDITURES RELATED TO RELEASED SPACE:
Tenant Improvements:
  Total dollars committed under
   signed leases...............................   $  3,481,988  $  2,031,231   $ 2,647,115    $ 2,431,063   $ 2,647,849
  Rentable square feet.........................        874,467       417,102       437,454        630,043       589,767
                                                  ------------  ------------   -----------    -----------   -----------
  Per rentable square foot.....................   $       3.98  $       4.87   $      6.05    $      3.86   $      4.49
                                                  ============  ============   ===========    ===========   ===========
Leasing Commissions:
  Total dollars committed under
   signed leases...............................   $  1,272,854  $    984,220   $ 1,277,523    $ 1,018,216   $ 1,138,203
  Rentable square feet.........................        874,467       417,102       437,454        630,043       589,767
                                                  ------------  ------------   -----------    -----------   -----------
  Per rentable square foot.....................   $       1.46  $       2.36   $      2.92    $      1.62   $      1.93
                                                  ============  ============   ===========    ===========   ===========
Total:
  Total dollars committed under
   signed leases...............................   $  4,754,842  $  3,015,450   $ 3,924,637    $ 3,449,279   $ 3,786,052
  Rentable square feet.........................        874,467       417,102       437,454        630,043       589,767
                                                  ------------  ------------   -----------    -----------   -----------
  Per rentable square foot.....................   $       5.44  $       7.23   $      8.97    $      5.47   $      6.42
                                                  ============  ============   ===========    ===========   ===========

RENTAL RATE TRENDS:
Average final rate with expense
 pass throughs.................................   $      16.85  $      16.45   $     16.47    $     16.27   $     16.51
Average first year cash rental rate (2)........   $      16.06  $      15.84   $     17.25    $     16.51   $     16.41
                                                  ------------ -------------   -----------    -----------   ------------
Percentage (decrease)/increase.................           (4.7)%        (3.8)%         4.7%           1.5%         (0.6)%
                                                  ============  ============   ===========    ===========   ===========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.
(2)  First year cash rental rate is equal to base rent less concessions.

                                                           INDUSTRIAL LEASING STATISTICS THREE MONTHS ENDED
                                                   --------------------------------------------------------------------
                                                     6/30/02       3/31/02       12/31/01       9/30/01      AVERAGE
                                                  ------------  ------------   -----------    -----------   -----------
NET EFFECTIVE RENTS RELATED TO RE-LEASED SPACE:
Number of lease transactions (signed leases)...             32            15            31             26            26
Rentable square footage leased.................      1,005,765        78,844       894,865        285,241       566,179
Average per rentable square foot over the
 lease term:
   Base rent...................................   $       3.58  $       6.95   $      3.52    $      4.71   $      4.69
   Tenant improvements.........................          (0.29)        (1.10)        (0.24)         (0.38)        (0.50)
   Leasing commissions.........................          (0.14)        (0.21)        (0.10)         (0.11)        (0.14)
   Rent concessions............................          (0.03)           --            --             --         (0.01)
                                                  ------------  ------------   -----------    -----------   -----------
   Effective rent..............................   $       3.12  $       5.64   $      3.18    $      4.22   $      4.04
   Expense stop (1)............................          (0.09)        (0.72)        (0.18)         (0.30)        (0.32)
                                                  ------------  ------------   -----------    -----------   -----------
   Equivalent effective net rent...............   $       3.03  $       4.92   $      3.00    $      3.92   $      3.72
                                                  ============  ============   ===========    ===========   ===========
Average term in years..........................            6.3           4.1           2.2            3.3           4.0
                                                  ============  ============   ===========    ===========   ===========

CAPITAL EXPENDITURES RELATED TO RE-LEASED SPACE:
Tenant Improvements:
   Total dollars committed under signed leases.   $ 2,088,547   $    386,263   $   661,591    $   606,380   $   935,695
   Rentable square feet........................     1,005,765         78,844       894,865        285,241       566,179
                                                  ------------  ------------   -----------    -----------   -----------
   Per rentable square foot....................   $      2.08   $       4.90   $      0.74    $      2.13   $      1.65
                                                  ============  ============   ===========    ===========   ===========
Leasing Commissions:
   Total dollars committed under signed leases.   $   797,939   $     44,100   $   257,010    $    87,034   $   296,521
   Rentable square feet........................     1,005,765         78,844       894,865        285,241       566,179
                                                  ------------  ------------   -----------    -----------   -----------
   Per rentable square foot....................   $      0.79   $       0.56   $      0.29    $      0.31   $      0.52
                                                  ============  ============   ===========    ===========   ===========
Total:
   Total dollars committed under signed leases.   $ 2,886,486   $    430,363   $   918,601    $   693,414   $ 1,232,216
   Rentable square feet........................     1,005,765         78,844       894,865        285,241       566,179
                                                  ------------  ------------   -----------    -----------   -----------
   Per rentable square foot....................   $      2.87   $       5.46   $      1.03    $      2.43   $      2.18
                                                  ============  ============   ===========    ===========   ===========

RENTAL RATE TRENDS:
Average final rate with expense pass throughs..   $      3.61   $       6.99   $      3.58    $      4.85   $      4.76
Average first year cash rental rate (2)........   $      3.53   $       6.69   $      3.49    $      4.60   $      4.58
                                                  ------------  ------------   -----------    -----------   -----------
Percentage (decrease)/increase.................          (2.2)%        (4.2)%         (2.3)%         (5.1)%        (3.7)%
                                                  ============  ============   ===========    ===========   ===========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.
(2)  First year cash rental rate is equal to base rent less concessions.

                                                                    RETAIL LEASING STATISTICS THREE MONTHS ENDED
                                                   ---------------------------------------------------------------------------
                                                     6/30/02          3/31/02         12/31/01         9/30/01       AVERAGE
                                                   ------------    -------------    ------------    ------------  ------------
NET EFFECTIVE RENTS RELATED TO RE-LEASED SPACE:
Number of lease transactions (signed leases)...              13               12              12               9            12
Rentable square footage leased.................          52,527           59,649          26,019          40,283        44,620
Average per rentable square foot over the
 lease term:
   Base rent...................................    $      18.15    $       25.66    $      15.75    $      16.33  $      18.97
   Tenant improvements.........................           (1.83)           (1.87)          (0.63)          (1.49)        (1.46)
   Leasing commissions.........................           (0.65)           (0.35)          (0.82)          (0.75)        (0.64)
   Rent concessions............................           (0.03)           (0.02)             --              --         (0.01)
                                                   ------------    -------------    ------------    ------------  ------------
   Effective rent..............................    $      15.64    $       23.42    $      14.30    $      14.09  $      16.86
   Expense stop (1)............................           (1.02)              --              --              --         (0.26)
                                                   ------------    -------------    ------------    ------------  ------------
   Equivalent effective net rent...............    $      14.62    $       23.42    $      14.30    $      14.09  $      16.60
                                                   ============    =============    ============    ============  ============
Average term in years..........................             7.0              6.5             6.7             8.8           7.3
                                                   ============    =============    ============    ============  ============

CAPITAL EXPENDITURES RELATED TO RE-LEASED SPACE:
Tenant Improvements:
   Total dollars committed under signed leases.    $  1,077,825    $     738,605    $    148,860    $    526,500  $    622,948
   Rentable square feet........................          52,527           59,649          26,019          40,283        44,620
                                                   ------------    -------------    ------------    ------------  ------------
   Per rentable square foot....................    $      20.52    $       12.38    $       5.72    $     13.07   $      13.96
                                                   ============    =============    ============    ============  ============
Leasing Commissions:
   Total dollars committed under signed leases.    $    151,268    $      61,981    $     73,314    $    196,296  $    120,715
   Rentable square feet........................          52,527           59,649          26,019          40,283        44,620
                                                   ------------    -------------    ------------    ------------  ------------
   Per rentable square foot....................    $       2.88    $        1.04    $       2.82    $      4.87   $       2.71
                                                   ============    =============    ============    ============  ============
Total:
   Total dollars committed under signed leases.    $  1,229,093    $     800,586    $    222,174    $    722,796  $    743,662
   Rentable square feet........................          52,527           59,649          26,019          40,283        44,620
                                                   ------------    -------------    ------------    ------------  ------------
   Per rentable square foot....................    $      23.40    $       13.42    $       8.54    $     17.94   $      16.67
                                                   ============    =============    ============    ============  ============

Rental Rate Trends:
Average final rate with expense pass throughs..    $      17.38    $       18.25    $      14.16    $      11.28  $      15.27
Average first year cash rental rate (2)........    $      25.30    $       23.54    $      16.24    $      14.82  $      19.97
                                                   ------------    -------------    ------------    ------------  ------------
Percentage increase............................            45.6%            28.9%           14.7%           31.4%         30.8%
                                                   ============    =============    ============    ============  ============

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.
(2)  First year cash rental rate is equal to base rent less concessions.

     The following tables set forth scheduled lease expirations at our wholly owned in-service properties (excluding apartment units) as of June 30, 2002, assuming no tenant exercises renewal options.

OFFICE PROPERTIES:

                                                                                      AVERAGE         PERCENTAGE OF
                                                 PERCENTAGE OF                        ANNUAL          LEASED RENTS
                                RENTABLE            LEASED         ANNUAL RENTS     RENTAL RATE        REPRESENTED
              NUMBER OF        SQUARE FEET      SQUARE FOOTAGE         UNDER        PER SQUARE             BY
  LEASE        LEASES          SUBJECT TO       REPRESENTED BY       EXPIRING        FOOT FOR           EXPIRING
EXPIRING      EXPIRING       EXPIRING LEASES    EXPIRING LEASES     LEASES (1)      EXPIRATIONS          LEASES
--------      --------       ---------------    ---------------   --------------    -----------        -----------
                                                                 ($ IN THOUSANDS)
   2002 (2)      472            1,875,426              8.3%          $ 33,142          $17.67               8.5%
   2003          553            3,399,318             15.1%            58,294           17.15              14.8%
   2004          501            2,946,726             13.1%            53,133           18.03              13.6%
   2005          436            3,123,080             13.9%            55,058           17.63              14.0%
   2006          312            2,835,436             12.6%            51,286           18.09              13.1%
   2007          135            1,587,833              7.1%            25,028           15.76               6.4%
   2008           81            1,791,348              8.0%            28,668           16.00               7.3%
   2009           23              720,140              3.2%            12,388           17.20               3.2%
   2010           40            1,401,967              6.2%            25,465           18.16               6.5%
   2011           38            1,320,434              5.9%            22,438           16.99               5.7%
Thereafter       115            1,493,851              6.6%            27,147           18.17               6.9%
               -----           ----------            -----           --------          ------             -----

               2,706           22,495,559            100.0%          $392,047          $17.43             100.0%
               =====           ==========            =====           ========          ======             =====

INDUSTRIAL PROPERTIES:

                                                                                      AVERAGE         PERCENTAGE OF
                                                 PERCENTAGE OF                        ANNUAL          LEASED RENTS
                                RENTABLE            LEASED         ANNUAL RENTS     RENTAL RATE        REPRESENTED
              NUMBER OF        SQUARE FEET      SQUARE FOOTAGE         UNDER        PER SQUARE             BY
  LEASE        LEASES          SUBJECT TO       REPRESENTED BY       EXPIRING        FOOT FOR           EXPIRING
EXPIRING      EXPIRING       EXPIRING LEASES    EXPIRING LEASES     LEASES (1)      EXPIRATIONS          LEASES
--------      --------       ---------------    ---------------   --------------    -----------       ------------
                                                                 ($ IN THOUSANDS)
   2002 (3)      108            1,302,081             14.9%          $  6,455          $ 4.96              15.9%
   2003           85            1,068,830             12.2%             5,480            5.13              13.5%
   2004           91            2,502,631             28.7%             9,625            3.85              23.8%
   2005           52            1,006,248             11.5%             4,922            4.89              12.1%
   2006           34              718,943              8.2%             3,852            5.36               9.5%
   2007           23            1,230,906             14.1%             5,248            4.26              12.9%
   2008            7              214,340              2.5%             1,404            6.55               3.5%
   2009            7              273,813              3.1%             1,941            7.09               4.8%
   2010            3               46,508              0.5%               340            7.31               0.8%
   2011            1               33,555              0.4%               159            4.74               0.4%
Thereafter        19              344,575              3.9%             1,140            3.31               2.8%
                ----           ----------            -----           --------          ------             -----

                 430            8,742,430            100.0%          $ 40,566          $ 4.64             100.0%
                ====           ==========            =====           ========          ======             =====

----------
(1) Annual Rents Under Expiring Leases are June 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(2) Includes 196,000 square feet of leases that are on a month-to-month basis or 0.7% of total annualized revenue
(3) Includes 188,000 square feet of leases that are on a month-to-month basis or 0.2% of total annualized revenue

RETAIL PROPERTIES:

                                                                                      AVERAGE         PERCENTAGE OF
                                                 PERCENTAGE OF                        ANNUAL          LEASED RENTS
                                RENTABLE            LEASED         ANNUAL RENTS     RENTAL RATE        REPRESENTED
              NUMBER OF        SQUARE FEET      SQUARE FOOTAGE         UNDER        PER SQUARE             BY
  LEASE        LEASES          SUBJECT TO       REPRESENTED BY       EXPIRING        FOOT FOR           EXPIRING
EXPIRING      EXPIRING       EXPIRING LEASES    EXPIRING LEASES     LEASES (1)      EXPIRATIONS          LEASES
--------      --------       ---------------    ---------------   --------------    -----------       ------------
                                                                 ($ IN THOUSANDS)
   2002 (2)       36               89,813              5.6%          $  1,236          $13.76               3.3%
   2003           36               94,516              5.9%             2,290           24.23               6.0%
   2004           40              209,108             13.1%             2,776           13.28               7.3%
   2005           39               93,505              5.9%             2,665           28.50               7.0%
   2006           38              111,064              7.0%             2,768           24.92               7.3%
   2007           30              120,487              7.6%             2,205           18.30               5.8%
   2008           25              124,318              7.8%             4,293           34.53              11.3%
   2009           21              168,355             10.6%             3,298           19.59               8.7%
   2010           18               97,372              6.1%             2,856           29.33               7.5%
   2011           19              108,418              6.8%             2,573           23.73               6.8%
Thereafter        26              375,696             23.6%            10,965           29.19              29.0%
                ----           ----------            -----           --------          ------             -----

                 328            1,592,652            100.0%          $ 37,925          $23.81             100.0%
                ====           ==========            =====           ========          ======             =====

TOTAL:

                                                                                      AVERAGE         PERCENTAGE OF
                                                 PERCENTAGE OF                        ANNUAL          LEASED RENTS
                                RENTABLE            LEASED         ANNUAL RENTS     RENTAL RATE        REPRESENTED
              NUMBER OF        SQUARE FEET      SQUARE FOOTAGE         UNDER        PER SQUARE             BY
  LEASE        LEASES          SUBJECT TO       REPRESENTED BY       EXPIRING        FOOT FOR           EXPIRING
EXPIRING      EXPIRING       EXPIRING LEASES    EXPIRING LEASES     LEASES (1)      EXPIRATIONS          LEASES
--------      --------       ---------------    ---------------   --------------    -----------       ------------
                                                                 ($ IN THOUSANDS)
   2002 (3)      616            3,267,320             10.0%          $ 40,833          $12.50               8.7%
   2003          674            4,562,664             13.9%            66,064           14.48              14.1%
   2004          632            5,658,465             17.1%            65,534           11.58              14.0%
   2005          527            4,222,833             12.9%            62,645           14.83              13.3%
   2006          384            3,665,443             11.2%            57,906           15.80              12.3%
   2007          188            2,939,226              9.0%            32,481           11.05               6.9%
   2008          113            2,130,006              6.5%            34,365           16.13               7.3%
   2009           51            1,162,308              3.5%            17,627           15.17               3.7%
   2010           61            1,545,847              4.7%            28,661           18.54               6.1%
   2011           58            1,462,407              4.5%            25,170           17.21               5.3%
Thereafter       160            2,214,122              6.7%            39,252           17.73               8.3%
               -----           ----------            -----           --------          ------             -----

               3,464           32,830,641            100.0%          $470,538          $14.33             100.0%
               =====           ==========            =====           ========          ======             =====

----------
(1) Annual Rents Under Expiring Leases are June 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(2) Includes 27,000 square feet of leases that are on a month-to-month basis or 0.0% of total annualized revenue
(3) Includes 413,000 square feet of leases that are on a month-to-month basis or 1.0% of total annualized revenue

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The effects of potential changes in interest rates are discussed below. Our market risk discussion includes 'forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a description of our accounting policies and other information related to these financial instruments.

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

     As of June 30, 2002, the Operating Partnership had approximately $211.7 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended June 30, 2003, our interest expense would be increased or decreased approximately $2.1 million.

                           PART II--OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.  Description
     ----------   -----------

     10.1         Amended and Restated 1994 Stock Option Plan
     99.1         Statement of Chief Executive Officer of Highwoods
                  Properties Inc., general partner of the Operating Partnership
     99.2         Statement of Chief Financial Officer of Highwoods
                  Properties Inc., general partner of the Operating Partnership

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

Date: August 14, 2002