Form 10-Q
period 2002-09-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2002-11-14
CIK 941713

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                        Commission file number: 000-21731
                                ________________

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

                                ________________

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements .............................................................................  3

           Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001 .......................  4

           Consolidated Statements of Income for the three and nine months ended September 30, 2002 and 2001 ........................................................................................  5

           Consolidated Statements of Partners' Capital for the nine months ended September 30, 2002 ........  6

           Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 ........................................................................................  7

           Notes to Consolidated Financial Statements .......................................................  9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations ...................................................................................... 15

           Disclosure Regarding Forward-Looking Statements .................................................. 15

           Overview ......................................................................................... 15

           Critical Accounting Policies ..................................................................... 16

           Results of Operations ............................................................................ 19

           Liquidity and Capital Resources .................................................................. 23

           Recent Developments .............................................................................. 27

           Impact of Recently Issued Accounting Standards ................................................... 27

           Funds From Operations and Cash Available for Distributions ....................................... 28

           Property Information ............................................................................. 30

           Inflation ........................................................................................ 39

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ....................................... 40

Item 4.    Controls and Procedures .......................................................................... 40

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K ................................................................. 41

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                           Consolidated Balance Sheets

                                ($ in thousands)

                                                                                   September 30,     December 31,
                                                                                       2002              2001
                                                                                    -----------      -----------
                                                                                    (Unaudited)
Assets
Real estate assets, at cost:
   Land and improvements .......................................................    $   406,526      $   398,596
   Buildings and tenant improvements ...........................................      2,889,466        2,826,684
   Development in process ......................................................         40,018          108,122
   Land held for development ...................................................        173,131          152,597
   Furniture, fixtures and equipment ...........................................         20,474           19,392
                                                                                    -----------      -----------
                                                                                      3,529,615        3,505,391
   Less - accumulated depreciation .............................................       (448,873)        (374,525)
                                                                                    -----------      -----------
   Net real estate assets ......................................................      3,080,742        3,130,866
Property held for sale .........................................................        139,972          212,590
Cash and cash equivalents ......................................................         13,814              794
Restricted cash ................................................................          2,702            5,685
Accounts receivable, net .......................................................         18,256           23,302
Advances to related parties ....................................................            971              788
Notes receivable ...............................................................         11,131           13,726
Accrued straight-line rents receivable .........................................         50,191           49,078
Investment in unconsolidated affiliates ........................................         76,693           78,084
Other assets:
   Deferred leasing costs ......................................................        106,821           95,761
   Deferred financing costs ....................................................         25,964           26,121
   Prepaid expenses and other ..................................................         13,383           10,441
                                                                                    -----------      -----------
                                                                                        146,168          132,323
   Less - accumulated amortization .............................................        (71,125)         (58,681)
                                                                                    -----------      -----------
     Other assets, net .........................................................         75,043           73,642
                                                                                    -----------      -----------
Total Assets ...................................................................    $ 3,469,515      $ 3,588,555
                                                                                    ===========      ===========

Liabilities and Partners' Capital
Mortgages and notes payable ....................................................    $ 1,587,362      $ 1,672,230
Accounts payable, accrued expenses and other liabilities .......................        125,631          114,920
                                                                                    -----------      -----------
   Total Liabilities ...........................................................      1,712,993        1,787,150
Minority interest ..............................................................            102              318
Redeemable operating partnership units:
   Class A Common Units, 7,042,241 and 7,143,747 outstanding at September 30,
     2002 and December 31, 2001, respectively ..................................        164,788          185,380
   Class B Common Units, 0 and 196,492 outstanding at September 30, 2002 and
     December 31, 2001, respectively ...........................................             --            5,099
   Series A Preferred Units, 104,945 outstanding at September 30, 2002 and
     December 31, 2001 .........................................................        103,308          103,308
   Series B Preferred Units, 6,900,000 outstanding at September 30, 2002 and
     December 31, 2001 .........................................................        166,346          166,346
   Series D Preferred Units, 400,000 outstanding at September 30, 2002 and
     December 31, 2001 .........................................................         96,842           96,842
Partners' Capital:
Class A Common Units:
  General partner Common Units, 600,205 and 596,268 outstanding at September 30,
      2002 and December 31, 2001, respectively .................................         12,395           12,569
   Limited partner Common Units, 52,378,071 and 51,886,745 outstanding at
     September 30, 2002 and December 31, 2001, respectively ....................      1,227,204        1,244,545
Accumulated other comprehensive loss ...........................................        (10,418)          (9,441)
Deferred compensation - restricted units .......................................         (4,045)          (3,561)
                                                                                    -----------      -----------
   Total Partners' Capital .....................................................      1,225,136        1,244,112
                                                                                    -----------      -----------
Total Liabilities and Partners' Capital ........................................    $ 3,469,515      $ 3,588,555
                                                                                    ===========      ===========

           See accompanying notes to consolidated financial statements

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                        Consolidated Statements of Income

             (Unaudited and $ in thousands, except per unit amounts)

                                                                                   Three Months Ended         Nine Months Ended
                                                                                      September 30,             September 30,
                                                                                ------------------------   ------------------------
                                                                                    2002         2001          2002         2001
                                                                                -----------  -----------   -----------   ----------
Rental revenue .............................................................    $  116,989   $  119,155    $  349,882    $ 360,564
Operating expenses:
   Rental property .........................................................        36,723       35,680       108,391      106,901
   Depreciation and amortization ...........................................        31,513       27,796        91,817       83,664
   Interest expense:
     Contractual ...........................................................        26,941       25,483        78,885       77,652
     Amortization of deferred financing costs ..............................           347          324         1,027        1,664
                                                                                ----------   ----------    ----------    ---------
                                                                                    27,288       25,807        79,912       79,316
General and administrative .................................................         6,919        4,239        17,152       14,253
Other Income/(Expense):
   Interest and other income ...............................................         2,710        4,654         8,500       18,086
   Equity in earnings of unconsolidated affiliates .........................         1,198        3,043         6,072        5,177
   Nonrecurring litigation reserve .........................................        (2,700)          --        (2,700)          --
   Nonrecurring compensation expense .......................................          (913)          --          (913)          --
                                                                                ----------   ----------    ----------    ---------
                                                                                       295        7,697        10,959       23,263
                                                                                ----------   ----------    ----------    ---------
     Income before gain on disposition of land and depreciable
       assets, discontinued operations and extraordinary item ..............        14,841       33,330        63,569       99,693
   Gain on disposition of land and depreciable assets ......................         3,599        3,357        12,045       16,123
                                                                                ----------   ----------    ----------    ---------
     Income from continuing operations .....................................        18,440       36,687        75,614      115,816
Discontinued operations:
   Income from discontinued operations .....................................         1,970        2,730         6,717        9,327
   Loss on sale of discontinued operations .................................        (3,712)          --        (1,577)          --
                                                                                ----------   ----------    ----------    ---------
                                                                                    (1,742)       2,730         5,140        9,327
                                                                                ----------   ----------    ----------    ---------
   Net income before extraordinary item ....................................        16,698       39,417        80,754      125,143
Extraordinary item--loss on early extinguishment of debt ...................          (378)           -          (378)        (518)
                                                                                ----------   ----------    ----------    ---------
   Net income ..............................................................        16,320       39,417        80,376      124,625
Distributions on preferred units ...........................................        (7,713)      (7,713)      (23,139)     (23,787)
                                                                                ----------   ----------    ----------    ---------
Net income available for Class A Common Units ..............................    $    8,607   $   31,704    $   57,237    $ 100,838
                                                                                ==========   ==========    ==========    =========
Net income per common unit--basic:
   Income from continuing operations .......................................    $      .18   $      .48    $      .87    $    1.49
   Income/(loss) from discontinued operations ..............................          (.03)         .04           .09          .15
   Extraordinary item--loss on early extinguishment of debt ................          (.01)          --          (.01)        (.01)
                                                                                ----------   ----------     ----------   ---------
   Net income ..............................................................    $      .14   $      .52    $      .95    $    1.63
                                                                                ==========   ==========    ==========
Net income per common unit--diluted:
   Income from continuing operations .......................................    $      .18   $      .47    $      .86    $    1.48
   Income/(loss) from discontinued operations ..............................          (.03)         .05           .09          .15
   Extraordinary item--loss on early extinguishment of debt ................          (.01)          --          (.01)        (.01)
                                                                                ----------   ----------    ----------    ---------
   Net income ..............................................................    $      .14   $      .52    $      .94    $    1.62
                                                                                ==========   ==========    ==========    =========
Distributions declared per common unit .....................................    $     .585   $     .585    $     1.76    $   1.725
                                                                                ==========   ==========    ==========    =========
Weighted average common units outstanding--basic:
   Class A Common Units:
     General Partner .......................................................           603          607           603          616
     Limited Partners ......................................................        59,641       60,070        59,718       61,031
   Class B Common Units:
     Limited Partners ......................................................            --          196            --          196
                                                                                ----------   ----------    ----------    ---------
   Total ...................................................................        60,244       60,873        60,321       61,843
                                                                                ==========   ==========    ==========    =========
Weighted average common units outstanding--diluted:
   Class A Common Units:
     General Partner .......................................................           605          611           607          620
     Limited Partners ......................................................        59,856       60,486        60,087       61,422
   Class B Common Units:
     Limited Partners ......................................................            --          196            --          196
                                                                                ----------   ----------    ----------    ---------
   Total ...................................................................        60,461       61,293        60,694       62,238
                                                                                ==========   ==========    ==========    =========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                  Consolidated Statements of Partners' Capital

                         (Unaudited and $ in thousands)

                  For the Nine Months Ended September 30, 2002

                                                      Class A Common Unit
                                                  ----------------------------                      Accumulated
                                                     General         Limited                            Other            Total
                                                    Partner's       Partners'         Deferred      Comprehensive      Partners'
                                                     Capital         Capital        Compensation        Loss            Capital
                                                  ------------     ------------     ------------    -------------     -----------
Balance at December 31, 2001 ................     $    12,569      $ 1,244,545      $    (3,561)     $    (9,441)     $ 1,244,112
Offering proceeds ...........................              53            5,273               --               --            5,326
Redemption of Common Units ..................             (34)          (3,342)              --               --           (3,376)
Distributions paid ..........................          (1,058)        (104,767)              --               --         (105,825)
Preferred distributions paid ................            (231)         (22,908)              --               --          (23,139)
Net income ..................................             804           79,572               --               --           80,376
Adjustments of redeemable Common Units
   to fair value ............................             272           26,831               --               --           27,103
Retirement of Treasury Units ................             (12)          (1,162)              --               --           (1,174)
Other comprehensive income ..................              --               --               --             (977)            (977)
Issuance of units for assets ................              18            1,748               --               --            1,766
Issuance of restricted stock ................              14            1,414           (1,428)              --               --
Amortization of deferred compensation .......              --               --              944               --              944
                                                  -----------      -----------      -----------      -----------      -----------
Balance at September 30, 2002 ...............     $    12,395      $ 1,227,204      $    (4,045)     $   (10,418)     $ 1,225,136
                                                  ===========      ===========      ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows

                         (Unaudited and $ in thousands)

                                                                                                     Nine Months Ended September 30,
                                                                                                     -------------------------------
                                                                                                          2002               2001
                                                                                                      -----------         ----------
Operating activities:
Net income .....................................................................................        $  80,376         $ 124,625
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ................................................................           95,738            89,195
  Amortization of deferred compensation ........................................................              944               755
  Equity in earnings of unconsolidated affiliates ..............................................           (6,072)           (5,177)
  Gain on disposition of land and depreciable assets ...........................................          (10,468)          (16,123)
  Writeoff of accrued straight line rent .......................................................            3,110                --
  Loss on early extinguishment of debt .........................................................              378               518
  Transition adjustment upon adoption of FASB 133 ..............................................               --               556
  Loss on ineffective portion of derivative instruments ........................................               --               428
Changes in operating assets and liabilities ....................................................            8,278           (16,626)
                                                                                                        ---------         ---------
     Net cash provided by operating activities .................................................          172,284           178,151
                                                                                                        ---------         ---------

Investing activities:
Additions to real estate assets ................................................................          (98,808)         (197,539)
Proceeds from disposition of real estate assets ................................................          164,403           157,000
Repayment of advances to subsidiaries ..........................................................               --            27,560
Distributions from unconsolidated affiliates ...................................................            7,126             6,566
Investments in notes receivable ................................................................            2,595            57,805
Other investing activities .....................................................................              450             2,534
                                                                                                        ---------         ---------
     Net cash provided by investing activities .................................................           75,766            53,926
                                                                                                        ---------         ---------

Financing activities:
Distributions paid on common units .............................................................         (105,825)         (107,611)
Distributions paid on preferred units ..........................................................          (23,139)          (23,787)
Borrowings on mortgages and notes payable ......................................................           34,942            12,780
Repayment of mortgages and notes payable .......................................................          (75,305)         (100,187)
Borrowings on revolving loans ..................................................................          243,000           246,900
Repayment on revolving loans ...................................................................         (312,000)         (154,900)
Loss on early extinguishment of debt ...........................................................             (378)             (518)
Net proceeds of contributed capital ............................................................            5,326               817
Redemption/Repurchase of common units ..........................................................           (3,376)         (155,308)
Net change in deferred financing costs .........................................................            1,725               155
                                                                                                        ---------         ---------
     Net cash used in financing activities .....................................................         (235,030)         (281,659)
                                                                                                        ---------         ---------
Net increase/(decrease) in cash and cash equivalents ...........................................           13,020           (49,582)
Cash and cash equivalents at beginning of the period ...........................................              794           102,486
                                                                                                        ---------         ---------
Cash and cash equivalents at end of the period .................................................        $  13,814         $  52,904
                                                                                                        =========         =========

Supplemental disclosure of cash flow information:
Cash paid for interest .........................................................................        $  79,373         $  80,667
                                                                                                        =========         =========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                         (Unaudited and $ in thousands)

Supplemental disclosure of non-cash investing and financing activities:

     The following table summarizes the net assets contributed by the holders of Common Units in the Operating Partnership, the net assets acquired subject to mortgage notes payable and other non-cash equity transactions:

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                         2002             2001
                                                                                    -------------    --------------
Assets:
Notes receivable ...............................................................    $          --    $          675
Accounts receivable ............................................................              154                --
Cash and cash equivalents ......................................................              729             6,880
Rental property and equipment, net .............................................           37,098            58,012
                                                                                    -------------    --------------
                                                                                           37,981            65,567
                                                                                    =============    ==============
Liabilities:
Mortgages and notes payable ....................................................           24,495             7,241
Accounts payable, accrued expenses and other liabilities .......................           14,163            58,545
                                                                                    -------------    --------------
                                                                                           38,658            65,786
                                                                                    =============    ==============

Equity: ........................................................................             (677)             (219)
                                                                                    =============    ==============

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

                                   (Unaudited)

1.   Description of the Operating Partnership

     The Operating Partnership is managed by its general partner, the Company, a self-administered and self-managed REIT that operates in the southeastern and midwestern United States. The Operating Partnership's wholly-owned assets include: 502 in-service office, industrial and retail properties; 213 apartment units; 1,251 acres of undeveloped land suitable for future development; and an additional eight properties under development.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At September 30, 2002, the Company owned 88.3% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of Common Stock, or, at the Company's option, one share of Common Stock. When a Common Unit holder redeems a Common Unit for a share of Common Stock or cash, the Company's minority interest in the Operating Partnership will be reduced and its share in the Operating Partnership will be increased. The Common Units owned by the Company are not redeemable for cash.

2.   Basis of Presentation

     The consolidated financial statements include the accounts of the Operating Partnership and its majority-controlled affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For a more complete discussion of our critical accounting policies, see also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     The Operating Partnership is generally obligated to redeem each of the Class A Common Units not owned by the Company (the "Redeemable Operating Partnership Units") at the request of the holder thereof for cash, provided that the Company at its option may elect to acquire such unit for one share of Common Stock or the cash value thereof. The Company's Class A Common Units held by the Company are not redeemable for cash. The Redeemable Operating Partnership Units are classified outside of the permanent partners' capital in the accompanying balance sheet at their fair market value (equal to the fair market value of a share of Common Stock) at the balance sheet date.

     The extraordinary loss represents the write-off of loan origination fees and prepayment penalties paid on the early extinguishment of debt.

     Minority interest represents the limited partnership interest in a partnership that was formed to develop real estate properties owned by holders other than the Operating Partnership.

     Certain amounts in the September 30, 2001 and December 31, 2001 financial statements have been reclassified to conform to the September 30, 2002 presentation. These reclassifications had no material effect on net income or partner's capital as previously reported.

     The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows have been made. For further information, refer to the financial statements and notes thereto included in our 2001 Annual Report on Form 10-K.

     Non-recurring litigation reserve was $2.7 million for the three months ended September 30, 2002, and was a result of an accrual of $2.7 million to increase our reserves for the probable and estimated losses related to various legal proceedings arising in the ordinary course of business and from previously completed mergers and acquisitions.

     Non-recurring compensation was $913,000 for the three months ended September 30, 2002, and was related to the exercise of options that occurred during the first and second quarters of 2002. When an option holder elected to exercise options, in lieu of issuing new shares upon exercise of the option and then repurchasing shares on the open market, we settled the option exercise by paying the option holder the net difference in cash between the strike price and the market value of the underlying shares. Such exercises were previously recorded as adjustments to partners' capital. However, the effect of such exercises should have been recorded as compensation expense under FASB Interpretation No. 44 (Accounting For Certain Transactions Involving Stock Options, An Interpretation of APB Opinion No. 25). Had we issued the shares to the option holder, received the cash for the strike price and then repurchased the shares in the market, we would not record any compensation expense. Management believes the impact of this non-recurring charge has had no material effect on net income or partners' capital during the first six months of 2002 as previously reported. In addition, management believes the impact of APB 25 would not have had a material effect on financial statements for prior periods. Commencing during the third quarter of 2002, we discontinued the practice of settling option exercises by paying the option holder the net difference in cash between the strike price and the market value of the underlying shares. In the event we decide to repurchase shares after an option exercise, we will require the option holder to pay the cash for the strike price and then separately repurchase a corresponding number of shares in the market under our stock repurchase program.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

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

     Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three and nine months ended September 30, 2002 and 2001 ($ in thousands):

                                                                           Three Months Ended            Nine Months Ended
                                                                              September 30,                 September 30,
                                                                        --------------------------    --------------------------
                                                                           2002           2001           2002           2001
                                                                        -----------    -----------    -----------    -----------
Rental Income (A):
Office segment ......................................................   $    96,105    $    95,823    $   286,678    $   290,041
Industrial segment ..................................................        10,529         11,623         31,893         35,137
Retail segment ......................................................        10,083          8,970         30,380         27,325
Apartment segment ...................................................           272          2,739            931          8,061
                                                                        -----------    -----------    -----------    -----------
   Total Rental Property Income .....................................   $   116,989    $   119,155    $   349,882    $   360,564
                                                                        ===========    ===========    ===========    ===========
Net Operating Income (A):
Office segment ......................................................   $    64,293    $    65,506    $   193,443    $   197,171
Industrial segment ..................................................         8,363          9,796         26,193         30,095
Retail segment ......................................................         7,494          6,077         21,442         18,252
Apartment segment ...................................................           116          2,096            413          8,145
                                                                        -----------    -----------    -----------    -----------
   Total Net Operating Income .......................................   $    80,266    $    83,475    $   241,491    $   253,663
                                                                        -----------    -----------    -----------    -----------
Reconciliation to income before gain on disposition of
   land and depreciable assets, discontinued
   operations and extraordinary item:
Equity in earnings of unconsolidated affiliates .....................   $     1,198    $     3,043    $     6,072    $     5,177
Interest and other income ...........................................         2,710          4,654          8,500         18,086
Nonrecurring litigation reserve .....................................        (2,700)            --         (2,700)            --
Nonrecurring compensation expense ...................................          (913)            --           (913)            --
Interest expense ....................................................       (27,288)       (25,807)       (79,912)       (79,316)
General and administrative expenses .................................        (6,919)        (4,239)       (17,152)       (14,253)
Depreciation and amortization .......................................       (31,513)       (27,796)       (91,817)       (83,664)
                                                                        -----------    -----------    -----------    -----------
   Income before gain on disposition of land and
     depreciable assets, discontinued operations
     and extraordinary item .........................................   $    14,841    $    33,330    $    63,569    $    99,693
                                                                        ===========    ===========    ===========    ===========

Total Assets:
Office segment ......................................................   $ 2,700,688    $ 2,756,887    $ 2,700,688    $ 2,756,887
Industrial segment ..................................................       326,578        334,796        326,578        334,796
Retail segment ......................................................       285,373        274,581        285,373        274,581
Apartment segment ...................................................        12,218         11,285         12,218         11,285
Corporate and other .................................................       144,658        178,355        144,658        178,355
                                                                        -----------    -----------    -----------    -----------
   Total Assets .....................................................   $ 3,469,515    $ 3,555,904    $ 3,469,515    $ 3,555,904
                                                                        ===========    ===========    ===========    ===========

________________

(A) Net of discontinued operations.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

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

     On June 26, 2002, we acquired our joint venture partner's interest in MG-HIW Rocky Point, LLC, which owned Harborview Plaza, to bring our ownership interest in that entity to 100.0%. At that time, we consolidated the assets and liabilities, and recorded income and expenses on a consolidated basis. The net income related to this joint venture until the date of purchase is included in `Total net income' in the table below.

     On September 11, 2002, we contributed Harborview Plaza to SF-HIW Harborview Plaza, LP, a newly formed limited partnership, in exchange for a 20.0% limited partnership interest. The assets, debt, liabilities and net income from the SF-HIW Harborview Plaza, LP are included in the table below.

     As of September 30, 2002, our joint ventures have approximately $575.8 million of outstanding debt. All of the joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and
(2) with respect to $2.5 million of construction debt related to the MG-HIW Metrowest II, LLC, which has been guaranteed by us subject to a pro rata indemnity from our joint venture partner. Our partner in SF-HIW Harborview Plaza, LP has the right to put its 80% equity interest in the partnership to us for cash at anytime during the one year period commencing on September 11, 2014. The value of the equity interest will be determined based upon the then fair market value of SF-HIW Harborview Plaza, LP's assets and liabilities. Selected financial data for our unconsolidated affiliates for the nine months ended September 30, 2002 and 2001 is presented below ($ in thousands):

                                                                                Ownership Percentage
                                                                              ------------------------
                                                                                 2002           2001
                                                                              ---------       --------
     Board of Trade Investment Company ................................         49.00%         49.00%
     Dallas County Partners I, LP .....................................         50.00          50.00
     Dallas County Partners II, LP ....................................         50.00          50.00
     Dallas County Partners III, LP ...................................         50.00          50.00
     Fountain Three ...................................................         50.00          50.00
     Highwoods DLF 98/29, LP ..........................................         22.81          22.81
     Highwoods DLF 97/26 DLF 99/32, LP ................................         42.93          42.93
     RRHWoods, LLC ....................................................         50.00          50.00
     Highwoods-Markel Associates, LLC .................................         50.00          50.00
     MG-HIW, LLC ......................................................         20.00          20.00
     MG-HIW Peachtree Corners, LLC ....................................         50.00          50.00
     MG-HIW Rocky Point, LLC (1) ......................................            --          50.00
     MG-HIW Metrowest I, LLC ..........................................         50.00          50.00
     MG-HIW Metrowest II, LLC .........................................         50.00          50.00
     Concourse Center Associates, LLC .................................         50.00             --
     Plaza Colonnade, LLC .............................................         50.00             --
     SF-HIW Harborview Plaza, LP ......................................         20.00             --

                                                                           September 30,  September 30,
                                                                               2002           2001
                                                                           -------------  -------------
     Total assets .....................................................     $ 889,473      $ 863,163
     Total debt .......................................................       575,815        550,520
     Total liabilities ................................................       599,550        581,769

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                      ---------------------------    --------------------------
                                                          2002           2001           2002            2001
                                                      -----------     -----------    -----------    -----------
     Total net income .............................    $   4,820       $   8,873      $  21,183      $  17,813

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

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

     We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) forecasted transactions. We also assess and document, both at the hedging instrument's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When we determine that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively.

     During the nine months ended September 30, 2002, we had an interest rate swap and an interest rate collar each mature, resulting in a debit to interest rate derivative liability and an offsetting credit to AOCL of $411,000.

     As of September 30, 2002, we have two $24.0 million treasury lock agreements related to an anticipated five-year fixed rate financing with two financial counterparties, which effectively lock the five-year treasury rate at 3.72%. These treasury lock agreements are designated as cashflow hedges and the effective portion of the cumulative loss on the derivative instruments was $2.5 million at September 30, 2002 and is being reported as a component of AOCL in partners' capital. These costs will be recognized into earnings in the same period or periods during which the hedged transaction affects earnings (as the underlying debt is paid down).

     Derivative liabilities totaling approximately $2.5 million related to our treasury lock agreements, with a notional amount of $48.0 million, are recorded in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets at September 30, 2002. The fair value of our interest rate swap, cap and collar agreements was ($2.5) million at September 30, 2002.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     At September 30, 2002, approximately $7.9 million of deferred financing costs from past cash flow hedging instruments remain in AOCL. These costs will be recognized into earnings as the underlying debt is repaid. We expect that the portion of the cumulative loss recorded in AOCL at September 30, 2002 associated with the derivative instruments, which will be recognized within the next 12 months, will be approximately $1.6 million.

6.   Other Comprehensive Income/(Loss)

     Other comprehensive income/(loss) represents net income plus the results of certain non-partners' capital changes not reflected in the Consolidated Statements of Income. The components of other comprehensive income/(loss) are as follows ($ in thousands):

                                                                                 Nine Months Ended September 30,
                                                                                --------------------------------
                                                                                   2002                  2001
                                                                                ----------            ----------
Net Income ..................................................................    $  80,376             $ 124,625
Accumulated other comprehensive income/(loss):
   Unrealized derivative losses on cashflow hedges ..........................       (2,134)                 (514)
   Reclassification of past hedging relationships ...........................           --               (10,597)
   Amortization of past hedging relationships ...............................        1,157                 1,175
                                                                                 ---------             ---------
     Total other comprehensive loss .........................................         (977)               (9,936)
                                                                                 ---------             ---------

     Total comprehensive income .............................................    $  79,399             $ 114,689
                                                                                 =========             =========

7.   Discontinued Operations and the Impairment of Long-Lived Assets

     As of January 1, 2002, we adopted Financial Accounting Standards Board Statement (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the appropriate amounts are disclosed separately under income from discontinued operations on the consolidated income statement. Below represents the total revenues, rental operating expenses, depreciation and amortization, income from discontinued operations, gain on sale of discontinued operations and net carrying value of the properties sold and held for sale at September 30, 2002 (which account for 834,128 rentable square feet) as a result of our capital recycling program and included in income from discontinued operations for the three and nine months ended September 30, 2002 and 2001 ($ in thousands):

                                                                  Three Months Ended         Nine Months Ended
                                                                     September 30,             September 30,
                                                               ------------------------   ------------------------
                                                                   2002         2001          2002         2001
                                                               -----------  -----------   -----------   ----------
Total revenue                                                   $    5,460   $    6,286     $  16,669    $  19,125
Rental operating expenses                                           (1,985)      (1,932)       (5,831)      (5,931)
Depreciation and amortization                                       (1,305)      (1,624)       (3,921)      (3,868)
Interest expense                                                      (200)          --          (200)          --
                                                                ----------   ----------     ----------   ---------
   Income before loss on disposition of depreciable assets           1,970        2,730         6,717        9,326
Loss on disposition of depreciable assets                           (3,712)          --        (1,577)          --
                                                                ----------   ----------     ---------    ---------
   Income/(loss) from discontinued operations                       (1,742)       2,730         5,140        9,326
                                                                ==========   ==========     =========    =========

Net carrying value                                              $  123,350   $  153,297     $ 123,350    $ 153,297
                                                                ==========   ==========     =========    =========

     In addition, in accordance with SFAS 144, we have determined that as of September 30, 2002, the carrying value of three office properties held will not be recovered from their projected undiscounted future operating cash flows. We have recognized a $4.5 million impairment loss, which is included in the gain on the sale of land and depreciable assets in the consolidated statements of income for the three and nine months ended September 30, 2002.

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

Overview

     The Operating Partnership is managed by its general partner, the Company, a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since our formation in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At September 30, 2002, we:

        . owned 502 in-service office, industrial and retail properties, encompassing approximately 38.0 million rentable square feet;

        . owned an interest (50.0% or less) in 78 in-service office and industrial properties, encompassing approximately 7.7 million rentable square feet and 418 apartment units;

        . owned 1,251 acres (and have agreed to purchase an additional eight acres over the next year) of undeveloped land suitable for future development;

        . owned eight development properties, encompassing approximately 824,000 rentable square feet; and

        . owned an interest (50.0% or less) in one development property, encompassing 285,000 rentable square feet.

     The following summarizes our capital recycling program since the beginning of 2000:

                                                               Nine Months Ended   Year Ended    Year Ended
                                                               September 30, 2002     2001          2000
                                                               ------------------  ----------    ----------
Office, Industrial and Retail Properties
   (rentable square feet in thousands)
     Dispositions (1) .......................................         (856)            (268)      (4,743)
     Contributions to Joint Ventures (1) ....................         (205)            (118)      (2,199)
     Developments Placed In-Service .........................        1,614            1,351        3,480
     Acquisitions ...........................................          205               72          669
                                                                    ------           ------       ------
     Net Change in Wholly-owned
       In-Service Properties ................................          758            1,037       (2,793)
                                                                    ======           ======       ======
Apartment Properties
   (in units)
     Dispositions ...........................................           --           (1,672)          --
                                                                    ======           ======       ======

_______________

(1) Excludes wholly-owned development properties sold or contributed to joint ventures.

     In addition to the above property activity, the Company repurchased $3.4 million, $147.4 million and $100.2 million of Common Stock and Common Units during 2002, 2001 and 2000, respectively, and $18.5 million of Preferred Units during 2001. This represents aggregate repurchases of $269.5 million of Common Stock, Common Units and Preferred Stock since January 1, 2000.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At September 30, 2002, the Company owned 88.3% of the Common Units in the Operating Partnership.

Critical Accounting Policies

     Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements contained elsewhere in this Quarterly Report. Our Consolidated Financial Statements include the accounts of the Operating Partnership and its majority-controlled affiliates. For a discussion of our accounting policies with respect to our investments in joint ventures, see "Investments in Joint Ventures." The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from our estimates.

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

     Investments in joint ventures. Our investments in unconsolidated affiliates consist of one corporation, nine limited liability companies, four limited partnerships and two general partnerships. We account for our investments in unconsolidated affiliates under the equity method of accounting as we exercise significant influence, but do not control these entities. Our unconsolidated corporation is controlled by an unrelated third party that owns more than 50% of the outstanding voting stock. We have a 50% or less ownership interest in the unconsolidated limited liability companies and, under the terms of the various operating agreements, do not have any participating rights. We have a 50% or less ownership interest in the unconsolidated limited partnerships and general partnerships. Although we have an interest in two unconsolidated general partnerships and are the general partner in three of the unconsolidated limited partnerships, under the terms of the various partnership agreements, we do not have control of the major operating and financial policies of these unconsolidated partnerships.

     These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated affiliates over the life of the property, generally 40 years.

     From time to time, we contribute real estate assets to an unconsolidated joint venture in exchange for a combination of cash and an equity interest in the venture. We record a partial gain on the contribution of the real estate assets to the extent of the third party investor's interest and record a deferred gain to the extent of our continuing interest in the unconsolidated joint venture.

     In connection with the MG-HIW, LLC joint venture, we have guaranteed Miller Global, our partner who has an 80.0% interest in the joint venture, a minimum internal rate of return on $50.0 million of their equity. If the minimum internal rate of return is not achieved upon the sale of the assets or winding up of the joint venture, Miller Global would receive a disproportionately greater interest of the cash proceeds related to the assets subject to the internal rate of return guarantee. Based upon the current and forecasted operating performance of the assets and our estimate of the residual value of the subject assets, the estimated internal rate of return for Miller Global with respect to their equity is not less than the minimum required return. As a result, we do not currently expect that our interest in the joint venture will be adjusted upon the sale of the subject assets or the winding up of the joint venture as a result of the internal rate of return guarantee. However, if our assumptions and estimates prove incorrect, Miller Global could receive a greater interest of the cash proceeds from any such sale or winding up.

Results of Operations

     The following table sets forth information regarding our results of operations for the three and nine months ended September 30, 2002 and 2001 ($ in millions):

                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                     September 30,
                                                                  --------------------------------   -----------------------------
                                                                     2002       2001     $ Change       2002       2001   $ Change
                                                                  ---------  ---------   ---------   ---------  --------- --------
Rental revenue ...............................................    $   117.0  $   119.2   $   (2.2)   $  349.9   $  360.6  $  (10.7)

Operating expenses:
   Rental property ...........................................         36.7       35.7        1.0       108.4      106.9       1.5
   Depreciation and amortization .............................         31.5       27.8        3.7        91.8       83.7       8.1
   Interest expense:
     Contractual .............................................         27.0       25.5        1.5        78.9       77.6       1.3
     Amortization of deferred financing costs ................          0.4        0.3        0.1         1.0        1.7      (0.7)
                                                                  ---------  ---------   --------    --------   --------  --------
                                                                       27.4       25.8        1.6        79.9       79.3       0.6
   General and administrative ................................          6.9        4.3       (2.6)       17.2       14.3       2.9

Other Income/(Expenses):
   Interest and other income .................................          2.7        4.7       (2.0)        8.5       18.1      (9.6)
   Equity in earnings of unconsolidated affiliates ...........          1.2        3.0       (1.8)        6.1        5.2       0.9
   Nonrecurring litigation reserve ...........................         (2.7)        --       (2.7)       (2.7)        --      (2.7)
   Nonrecurring compensation expense .........................         (0.9)        --       (0.9)       (0.9)        --      (0.9)
                                                                  ---------  ---------   --------    --------   --------  --------
                                                                        0.3        7.7       (7.4)       11.0       23.3     (12.3)
                                                                  ---------  ---------   --------    --------   --------  --------
     Income/(loss) before gain on disposition of land and
       depreciable assets, discontinued operations
       and extraordinary item ................................         14.8       33.3      (18.5)       63.6       99.7     (36.1)
   Loss on disposition of land and depreciable assets ........          3.6        3.4        0.2        12.0       16.1      (4.1)
                                                                  ---------  ---------   --------    --------   --------  --------
     Income from continuing operations .......................         18.4       36.7      (18.3)       75.6      115.8     (40.2)
Discontinued operations
   Income from discontinued operations .......................          2.0        2.7       (0.7)        6.7        9.3      (2.6)
   Loss on sale of discontinued operations ...................         (3.7)        --       (3.7)       (1.6)        --      (1.6)
                                                                  ---------  ---------   --------    --------   --------  --------
                                                                       (1.7)       2.7       (4.4)        5.1        9.3      (4.2)
                                                                  ---------  ---------   --------    --------   --------  --------
   Net income before extraordinary item ......................         16.7       39.4      (22.7)       80.7      125.1     (44.4)
Extraordinary item -- loss on early extinguishment
   of debt ...................................................         (0.4)        --       (0.4)       (0.4)      (0.5)      0.1
                                                                  ---------  ---------   --------    --------   --------  --------
   Net income ................................................         16.3       39.4      (23.1)       80.3      124.6     (44.3)
Dividends on preferred units .................................         (7.7)      (7.7)        --       (23.1)     (23.8)      0.7
                                                                  ---------  ---------   --------    --------   --------  --------
   Net income available for Class A
     common units ............................................    $     8.6  $    31.7  $   (23.1)   $   57.2   $  100.8  $  (43.6)
                                                                  =========  =========  =========    ========   ========  ========

     Three Months Ended September 30, 2002. Revenues from rental operations decreased $2.2 million, or 1.8%, to $117.0 million for the quarter ended September 30, 2002 from $119.2 million for the quarter ended September 30, 2001. The decrease was primarily a result of a decrease in the average occupancy rates from 92.7% in the third quarter of 2001 to 86.3% in the third quarter of 2002. Slightly offsetting the decrease was an increase in rental revenues as a result of an increase in our property portfolio in 2002 as a result of our capital recycling program, which included 1.6 million rentable square feet of properties that were placed in service during 2002. Our in-service wholly-owned portfolio increased from 36.9 million square feet at September 30, 2001 to 38.0 million square feet at September 30, 2002.

     Same property rental revenue, recorded in accordance with GAAP, generated from the 475 in-service properties wholly-owned on January 1, 2001, decreased $4.2 million, or 3.6%, for the three months ended September 30, 2002, compared to the three months ended September 30, 2001. Same store straight-line rent decreased $1.1 million as a result of lower occupancy with fewer new leases recording straight-line rent and the impact from straight-lining of rents on existing tenants discussed generally in our critical accounting policies. Same store rental revenues excluding straight-line rent and termination fees decreased $4.2 million, or 3.7%. This decrease is a result of lower same store average occupancy, which declined from 92.5% in the third quarter of 2001 to 86.8% in the third quarter of 2002.

     During the three months ended September 30, 2002, 242 second generation leases representing 1.5 million square feet of office, industrial and retail space were executed at an average rate per square foot, which was 9.3% lower than the average rate per square foot on the previous leases.

     Rental operating expenses (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $1.0 million, or 2.8%, to $36.7 million for the three months ended September 30, 2002 from $35.7 million for the three months ended September 30, 2001. This increase was primarily a result of increases in real estate taxes, primarily due to higher property tax assessments, utilities and small increases in various other rental expenses in the third quarter of 2002, offset by lower occupancy relative to variable operating expenses. Rental operating expenses as a percentage of related rental revenues increased to 31.4% for the three months ended September 30, 2002 from 29.9% for the three months ended September 30, 2001. The increase was primarily due to an increase in rental operating expenses related to the increase in real estate taxes and a decrease in rental revenues related to lower average occupancy during the three months ended September 30, 2002.

     Same property rental property expenses, which are the expenses of the 475 in-service properties wholly-owned on January 1, 2001, increased $456,000, or 1.3%, for the three months ended September 30, 2002, compared to the three months ended September 30, 2001. This increase was primarily a result of increases in real estate taxes, primarily due to higher property tax assessments, utilities and small increases in various other rental expense accounts in the third quarter of 2002.

     Depreciation and amortization for the three months ended September 30, 2002 and 2001 totaled $31.5 million and $27.8 million, respectively. The increase of $3.7 million, or 13.3%, was due to an increase in the amortization of leasing commissions and tenant improvements and an increase in depreciation expense related to buildings placed in service during 2001 and 2002, partly offset by a decrease in the depreciation expense as a result of dispositions in 2002 and 2001.

     Interest expense increased $1.6 million, or 6.2%, to $27.4 million for the three months ended September 30, 2002 from $25.8 million for the three months ended September 30, 2001. The increase was attributable to a decrease in capitalized interest during the three months ended September 30, 2002 and a decrease in weighted average interest rates during the three months ended September 30, 2002. Interest expense for the three months ended September 30, 2002 and 2001 included $347,000 and $324,000, respectively, of amortization of deferred financing costs. Capitalized interest for the three months ended September 30, 2002 and 2001 was $1.7 million and $4.0 million, respectively.

     General and administrative expenses as a percentage of rental revenues, interest and other income and equity in earnings of unconsolidated affiliates was 5.7% in the third quarter of 2002 and 3.4% in the third quarter of 2001. The increase is primarily due to a non-recurring increase in management fee expense related to certain executives that provide management services to the Operating Partnership. These executives are employees of the Company, which is the managing general partner of the Operating Partnership.

     Interest and other income decreased $2.0 million, or 42.6%, to $2.7 million for the three months ended September 30, 2002 from $4.7 million for the three months ended September 30, 2001. The decrease primarily resulted from a decrease in development fee income and a decrease in interest income in the three months ended September 30, 2002 due to the collection of notes receivable during 2001 and 2002.

     Equity in earnings of unconsolidated affiliates decreased $1.8 million, or 60.0%, to $1.2 million for the three months ended September 30, 2002 from $3.0 million for the three months ended September 30, 2001. The decrease was attributable to an accrual made in 2001 by the Iowa joint ventures to reflect reimbursements for real estate taxes paid in 2001 and years prior. In 2002, these payments have been accounted for when they have been received.

     Non-recurring litigation reserve was $2.7 million for the three months ended September 30, 2002, and was a result of an accrual of $2.7 million to increase our reserves for the probable and estimated losses related to various legal proceedings arising in the ordinary course of business and from previously completed mergers and acquisitions.

     Non-recurring compensation was $913,000 for the three months ended September 30, 2002, and was related to the exercise of options that occurred during the first and second quarters of 2002. When an option holder elected to exercise options, in lieu of issuing new shares upon exercise of the option and then repurchasing shares on the open market, we settled the option exercise by paying the option holder the net difference in cash between the strike price and the market value of the underlying shares. Such exercises were previously recorded as adjustments to partners' capital. However, the effect of such exercises should have been recorded as compensation expense under FASB Interpretation No. 44 (Accounting For Certain Transactions Involving Stock Options, An Interpretation of APB Opinion No. 25). Had we issued the shares to the option holder, received the cash for the strike price and then repurchased the shares in the market, we would not record any compensation expense. Management believes the impact of this non-recurring charge has had no material effect on net income or partners' capital during the first six months of 2002 as previously reported. In addition, management believes the impact of APB 25 would not have had a material effect on financial statements for prior periods. Commencing during the third quarter of 2002, we discontinued the practice of settling option exercises by paying the option holder the net difference in cash between the strike price and the market value of the underlying shares. In the event we decide to repurchase shares after an option exercise, we will require the option holder to pay the cash for the strike price and then separately repurchase a corresponding number of shares in the market under our stock repurchase program.

     Income before gain on disposition of land and depreciable assets, discontinued operations and extraordinary item equaled $14.8 million and $33.3 million for the quarters ended September 30, 2002 and 2001, respectively. The Operating Partnership recorded $7.7 million in preferred unit distributions for each of the quarters ended September 30, 2002 and 2001, respectively.

     Gain on disposition of land and depreciable assets increased $242,000, or 5.9%, to $3.6 million for the quarter ended September 30, 2002 from $3.4 million for the quarter ended September 30, 2001. In the third quarter of 2001, the majority of the gain was comprised of a gain of approximately $4.1 million related to the disposition of 512 apartment units, partly offset by a loss of approximately $126,000 related to the disposition of 579,515 rentable square feet of office properties and by a loss of approximately $538,000 related to the disposition of 77 acres of land. In the third quarter of 2002, the gain primarily consisted of $2.7 million of additional gain that resulted from the sale of a building during the second quarter of 2002 that had not been entirely recorded during that period due to an error in the consolidation process and a gain of approximately $741,000 related to the disposition of 25 acres of land.

     Income from discontinued operations decreased from $2.7 million for the three months ended September 30, 2001 to $2.0 million for the three months ended September 30, 2002. The decrease was a result of the decrease in income from discontinued operations for properties sold during 2002.

     Loss on sale of discontinued operations was $3.7 million during the three months ended September 30, 2002, which represented an impairment charge related to two properties held for sale at September 30, 2002.

     Nine Months Ended September 30, 2002. Revenues from rental operations decreased $10.7 million, or 3.0%, to $349.9 million for the nine months ended September 30, 2002 from $360.6 million for the nine months ended September 30, 2001. The decrease was primarily due to a decrease in the average occupancy rates from 93.4% for the nine months ended September 30, 2001 to 87.5% for the nine months ended September 30, 2002. In addition, we wrote off approximately $3.1 million of accrued straight-line rent receivables from WorldCom and its affiliates during the second quarter of 2002. Our in-service wholly-owned portfolio increased from 36.9 million square feet at September 30, 2001 to 38.0 million square feet at September 30, 2002.

     Same property rental revenue, recorded in accordance with GAAP, generated from the 475 wholly-owned in-service properties on January 1, 2001, decreased $13.9 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Same store straight-line rent decreased $6.3 million as a result of the $3.1 million write-off of bankrupt tenant WorldCom's accrued straight-line rent receivable, lower occupancy with fewer new leases recording straight-line rent and the impact from straight lining of rents on existing tenants discussed generally in our critical accounting policies. Same store revenues excluding straight-line rent and termination fees decreased $9.5 million, or 2.8%. This decrease is a result of lower same store average occupancy, which declined from 93.2% in the first nine months of 2001 to 87.7% in the first nine months of 2002.

     During the nine months ended September 30, 2002, 586 second generation leases representing 4.0 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 4.8% lower than the average rate per square foot on the previous leases.

     Rental operating expenses (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $1.5 million, or 1.4%, to $108.4 million for the nine months ended September 30, 2002 from $106.9 million for the nine months ended September 30, 2001. The increase was primarily a result of an increase in real estate taxes in the first nine months of 2002, primarily due to higher property tax assessments, utilities and small increases in various other rental expenses in 2002, offset by lower occupancy relative to variable operating expenses. Rental operating expenses as a percentage of related rental revenues increased to 31.0% for the nine months ended September 30, 2002 from 29.6% for the nine months ended September 30, 2001. The increase was primarily due to an increase in rental operating expenses related to the increase in real estate taxes and a decrease in rental revenues related to lower average occupancy during the nine months ended September 30, 2002.

     Same property rental property expenses, which are the expenses of the 475 in-service properties wholly-owned on January 1, 2001, remained consistent for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001.

     Depreciation and amortization for the nine months ended September 30, 2002 and 2001 totaled $91.8 million and $83.7 million, respectively. The increase of $8.1 million, or 9.7%, was due to an increase in the amortization of leasing commissions and tenant improvements and an increase in depreciation expense related to buildings placed in service during 2001 and 2002, partly offset by a decrease in the depreciation expense as a result of dispositions during 2002 and 2001.

     Interest expense increased approximately $596,000, or 0.8%, to $79.9 million for the nine months ended September 30, 2002 from $79.3 million for the nine months ended September 30, 2001. The increase was primarily attributable to the decrease in capitalized interest during 2002 and an increase in the average outstanding debt for the nine months ended September 30, 2002, partly offset by the decrease in the weighted average interest rates for the nine months ended September 30, 2002. Interest expense for the nine months ended September 30, 2002 and 2001 included $1.0 million and $1.7 million, respectively, of amortization of deferred financing costs. The decrease in amortization of deferred financing costs from September 30, 2001 to September 30, 2002 was related to loan fees which were amortized fully during 2001. Capitalized interest for the nine months ended September 30, 2002 and 2001 was $8.3 million and $11.0 million, respectively.

     General and administrative expenses as a percentage of rental revenues, interest and other income and equity in earnings of unconsolidated affiliates was 4.7% and 3.7% in the first nine months of 2002 and 2001, respectively. The increase is primarily due to a non-recurring increase in management fee expense related to certain executives that provide management services to the Operating Partnership. These executives are employees of the Company, which is the managing general partner of the Operating Partnership. The increase is partly offset by a decrease in revenue due to lower average occupancy during the nine months ended September 30, 2002 and 2001.

     Interest and other income decreased $9.6 million, or 53.0%, to $8.5 million for the nine months ended September 30, 2002 from $18.1 million for the nine months ended September 30, 2001. The decrease primarily resulted from a decrease in leasing and development fee income in the nine months ended September 30, 2002 and a decrease in interest income in the nine months ended September 30, 2002 due to lower average cash balances (during 2001, we had higher cash balances as a result of proceeds from dispositions related to our capital recycling program that were ultimately used in our stock repurchase program) and the collection of notes receivable during 2001 and 2002.

     Equity in earnings of unconsolidated affiliates increased $895,000, or 17.3%, to $6.1 million for the nine months ended September 30, 2002 from $5.2 million for the nine months ended September 30, 2001. The increase was primarily a result of earnings from certain development joint ventures formed with unrelated investors in 2002.

     Non-recurring litigation reserve was $2.7 million for the nine months ended September 30, 2002, and was a result of an accrual of $2.7 million to increase our reserves for the probable and estimated losses related to various legal proceedings arising in the ordinary course of business and from previously completed mergers and acquisitions.

     Non-recurring compensation was $913,000 for the nine months ended September 30, 2002, and was related to the exercise of options that occurred during the first and second quarters of 2002. When an option holder elected to exercise options, in lieu of issuing new shares upon exercise of the option and then repurchasing shares on the open market, we settled the option exercise by paying the option holder the net difference in cash between the strike price and the market value of the underlying shares. Such exercises were previously recorded as adjustments to partners' capital. However, the effect of such exercises should have been recorded as compensation expense under FASB Interpretation No. 44 (Accounting For Certain Transactions Involving Stock Options, An Interpretation of APB Opinion No. 25). Had we issued the shares to the option holder, received the cash for the strike price and then repurchased the shares in the market, we would not have been required to record any compensation expense. Management believes the impact of this non-recurring charge has had no material effect on net income or partners' capital during the first six months of 2002 as previously reported.
In addition, management believes the impact of APB 25 would not have had a material effect on financial statements for prior periods. Commencing during the third quarter of 2002, we discontinued the practice of settling option exercises by paying the option holder the net difference in cash between the strike price and the market value of the underlying shares. In the event we decide to repurchase shares after an option exercise, we will require the option holder to pay the cash for the strike price and then separately repurchase a corresponding number of shares in the market under our stock repurchase program.

     Income before gain on disposition of land and depreciable assets, discontinued operations and extraordinary item equaled $63.5 million and $99.7 million for the nine months ended September 30, 2002 and 2001, respectively. The Operating Partnership recorded $23.1 million and $23.8 million in preferred unit distributions for each of the nine months ended September 30, 2002 and 2001, respectively. The decrease was a result of the $18.5 million repurchase by the Company of its preferred units during 2001.

     Gain on disposition of land and depreciable assets decreased $4.0 million, or 24.8%, to $12.1 million for the nine months ended September 30, 2002 from $16.1 million for the nine months ended September 30, 2001. In the first nine months of 2001, the majority of the gain was comprised of a gain of approximately $15.6 million related to the disposition of 1,672 apartment units and a gain of approximately $1.0 million related to the disposition of 160 acres of land, partly offset by a loss of approximately $508,000 related to the disposition of 795,331 rentable square feet of office properties. In the first nine months of 2002, the majority of the gain was comprised of a gain of approximately $14.8 million related to the disposition of 533,263 rentable square feet of office properties and a gain of approximately $6.5 million related to the disposition of 78 acres of land and other non-revenue producing assets, partly offset by an impairment loss of approximately $9.1 million.

     Income from discontinued operations decreased from $9.3 million for the nine months ended September 30, 2001 to $6.7 million for the nine months ended September 30, 2002. The decrease was a result of the decrease in income from discontinued operations for properties sold during 2002.

     Loss on sale of discontinued operations was $1.6 million for the nine months ended September 30, 2002. This amount was comprised of an impairment charge of $4.5 million related to properties held for sale at September 30, 2002 offset by gains in aggregate of approximately $2.9 million related to the disposition of 331,747 rentable square feet.

Liquidity and Capital Resources

     Statement of Cash Flows. The following table sets forth the changes in the Operating Partnership's cash flows from the first nine months of 2001 to the first nine months of 2002 ($ in thousands):

                                                       Nine Months Ended September 30,
                                                      ----------------------------------
                                                         2002                    2001         Change
                                                      ----------              ----------    ----------
     Cash Provided By Operating Activities            $  172,284              $  178,151    $   (5,867)
     Cash Provided By Investing Activities                75,766                  53,926        21,840
     Cash Used in Financing Activities                  (235,030)               (281,659)       46,629

     The decrease in cash provided by operating activities was primarily the result of (1) a decrease in average occupancy rates for our wholly-owned portfolio; (2) our capital recycling program; and (3) a decrease in interest income and development and leasing income in the first nine months of 2002. In addition, the level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

     The increase in cash provided by investing activities was primarily a result of a decrease of $98.7 million in additions to real estate assets in the first nine months of 2002, partly offset by a decrease in the investments in notes receivable of $55.2 million from the first nine months of 2001 to the first nine months of 2002 and a decrease in the collection of advances from subsidiaries of $27.6 million from the first nine months of 2001 to the first nine months of 2002.

     The decrease in cash used in financing activities was primarily a result of a decrease of $151.9 million in the repurchase of Common Units from the first nine months of 2001 to the first nine months of 2002, a decrease of $2.4 million in distributions paid on Common Units and Preferred Units during

2002, an increase in net proceeds from the sale of Common Stock of $4.5 million during 2002 and an increase in borrowing of $18.3 million on unsecured ready loan, mortgages and notes payable during 2002. These decreases were partially offset by an increase in repayments of $132.2 million on the unsecured revolving loan, mortgages and notes payable during 2002.

     Capitalization. Our total indebtedness at September 30, 2002 was $1.6 billion and was comprised of $504.3 million of secured indebtedness with a weighted average interest rate of 7.9% and $1.1 billion of unsecured indebtedness with a weighted average interest rate of 6.7%. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see "Current and Future Cash Needs."

     The following table sets forth the maturity schedule of our mortgages and notes payable as of September 30, 2002 ($ in thousands):

                                                   ----------------------------------------------------------------
                                                                                Within       Within       Within
                                                                   Within         2-3          4-5       6 or more
                                                      Total        1 Year        Years        Years        Years
                                                   -----------  -----------  -----------  -----------   -----------
Fixed Rate Debt:
     Unsecured:
         MOPPRS (1) ...........................    $   125,000  $        --  $        --  $        --   $   125,000
         Put Option Notes (2) .................        100,000           --           --           --       100,000
         Notes ................................        706,500           --      246,500      110,000       350,000
     Secured:
         Mortgages and loans payable ..........        498,859       10,044       90,467       90,461       307,887
                                                   -----------  -----------  -----------  -----------   -----------
     Total Fixed Rate Debt ....................      1,430,359       10,044      336,967      200,461       882,887
                                                   -----------  -----------  -----------  -----------   -----------
Variable Rate Debt:
     Unsecured:
         Term Loan ............................         20,000           --       20,000           --            --
         Revolving Loan .......................        131,500           --      131,500           --            --
     Secured:
         Revolving Loan .......................          1,129        1,129           --           --            --
         Mortgage loan payable ................          4,374          247          538        3,589            --
                                                   -----------  -----------  -----------  -----------   -----------
     Total Variable Rate Debt .................        157,003        1,376      152,038        3,589            --
                                                   -----------  -----------  -----------  -----------   -----------

Total Mortgages and Notes Payable .............    $ 1,587,362  $    11,420  $   489,005  $   204,050   $   882,887
                                                   ===========  ===========  ===========  ===========   ===========

______________________

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

     The mortgage and loans payable and the secured revolving loan were secured by real estate assets with an aggregate carrying value of $888.0 million at September 30, 2002.

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

     We currently have a $300.0 million unsecured revolving loan (with $131.5 million outstanding at September 30, 2002) that matures in December 2003 and a $55.2 million secured revolving loan (with $1.1 million outstanding at September 30, 2002) that matures in March 2003. Our unsecured revolving loan also includes a $150.0 million competitive sub-facility. Depending upon the corporate credit ratings assigned to us from time to time by the various rating agencies, our unsecured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.70% to 1.55% and our secured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.55% to 1.50%. We currently have a credit rating of BBB- assigned by Standard & Poor's, a credit rating of BBB assigned by Fitch Inc. and a credit rating of Baa2 assigned by Moody's Investor Service. As a result, interest currently accrues on borrowings under our unsecured revolving loan at an average rate of LIBOR plus 95 basis points and under our secured revolving loan at an average rate of LIBOR plus 85 basis points. In addition, we are currently required to pay an annual facility fee equal to .20% of the total commitment under the unsecured revolving loan.

     The terms of each of our revolving loans and indenture that governs our outstanding notes require us to comply with various operating and financial covenants and performance ratios. We are currently in compliance with all such requirements.

     Joint Ventures. During the past several years, we have formed various joint ventures with unrelated investors. We have retained minority equity interests ranging from 20.00% to 50.00% in these joint ventures. As required by GAAP, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these joint ventures. As a result, the assets and liabilities of our joint ventures are not included on our balance sheet. As of September 30, 2002, our joint ventures have approximately $575.8 million of outstanding debt. All of the joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) with respect to $2.5 million of construction debt related to the MG-HIW Metrowest II, LLC, which has been guaranteed by us subject to a pro rata indemnity from our joint venture partner. Our partner in SF-HIW Harborview Plaza, LP has the right to put its 80% equity interest in the partnership to us in cash at anytime during the one year period commencing on September 11, 2014. The value of the equity interest will be determined based upon the then fair market value of the partnership's assets and liabilities.

     Interest Rate Hedging Activities. To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our two revolving loans bear interest at variable rates. Our long-term debt, which consists of long-term financings and the unsecured issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. As of September 30, 2002, we have two $24.0 million treasury lock agreements related to an anticipated five-year fixed rate financing with two financial conterparties, which effectively lock the five-year treasury rate at 3.72%. We do not hold or issue these derivative contracts for trading or speculative purposes.

     The interest rate on all of our variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. Net payments to counterparties under interest rate hedge contracts were $415,051 during the nine months ended September 30, 2002 and were recorded as additional interest expense.

     Current and Future Cash Needs. Historically, rental revenue has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, stockholder distributions and ordinary course capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. We presently have no plans for major capital improvements to the existing properties except for the $3.2 million renovations at Tampa Bay Park and the $7.9 million general and non-recurring renovations at Country Club Plaza. In addition, we could incur tenant improvements and lease commissions related to any releasing of space currently leased by WorldCom and US Air (see "Recent Developments") and the redevelopment of the EPA site in Research Commons.

     In addition to the requirements discussed above, our short-term (within the next 12 months) liquidity requirements also include the funding of approximately $15.2 million of our existing development activity and first generation tenant improvements and lease commissions on properties placed in service that are not fully leased. See "Business -- Development Activity." We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and the following:

         . borrowings under our unsecured revolving loan (up to $149.0 million of availability as of November 8 2002);

         . borrowings under our secured revolving loan (up to $55.2 million of availability as of November 8, 2002);

         .   the selective disposition of non-core assets;

         . the sale or contribution of some of our wholly-owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions; and

         . the issuance of secured debt (at September 30, 2002, we had $2.8 billion of unencumbered real estate assets at cost).

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

     Common Unit Repurchase Program. On April 25, 2001, we announced that the Company's Board of Directors authorized the repurchase of up to an additional
5.0 million shares of Common Stock and Common Units. As of October 29, 2002, under the new repurchase program, the Company had repurchased 1.4 million Common Units at a weighted average purchase price of $24.59 per unit and a total purchase price of $34.6 million. In determining whether or not to repurchase additional capital stock, the Company will consider, among other factors, the effect of repurchases on our liquidity and the price of the Company's Common Stock.

     Disposition and Joint Venture Activity. As part of our ongoing capital recycling program, during the nine months ended September 30, 2002, we sold 856,000 rentable square feet of office properties and 102.7 acres of development land for gross proceeds of $164.4 million. At September 30, 2002, we had 1,610,575 square feet of office properties and 112.8 acres of land under letter of intent or contract for sale in various transactions totaling $140.0 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the fourth quarter of 2002. However, we can provide no assurance that all or parts of these transactions will be consummated. During the third quarter, we recorded a $3.8 million impairment loss related to two properties and two land parcels that we expect to sell.

     On June 26, 2002, we acquired our joint venture partner's interest in MG-HIW Rocky Point, LLC, which owned Harborview Plaza, to bring our ownership interest in that entity to 100%. At that time, we consolidated the assets and liabilities, and recorded income and expenses on a consolidated basis.

     On September 11, 2002, we contributed Harborview Plaza to SF-HIW Harborview Plaza, LP, a newly formed limited partnership, in exchange for a 20% limited partnership interest.

Recent Developments

     WorldCom Bankruptcy. On July 21, 2002, WorldCom filed a voluntary petition with the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. We currently have 13 leases encompassing 982,921 square feet in eight locations with WorldCom and its affiliates, including four leases encompassing 828,467 square feet in four locations with Intermedia Communications, with an average remaining lease term of 7.8 years. Based on September 2002 rental revenue, our annualized rental revenue from these leases is $17.4 million, or approximately 3.7% of our total annualized rental revenue. Approximately 185,000 square feet of the space leased by Intermedia has not yet been upfitted or occupied and we estimate that a substantial portion of the remaining Intermedia space currently appears to be significantly under-utilized. During the third quarter of 2002, WorldCom rejected one lease encompassing 3,601 square feet that was due to expire in July 2003. As a result of this rejection, we will file a proof of claim totaling approximately $65,000, which represents the total amount of future rental payments remaining on the lease term.

     In addition, our joint venture with Miller Global ("MG-HIW, LLC") has 11 leases encompassing 38,624 square feet in four locations with WorldCom and its affiliates, including three leases encompassing 4,703 square feet in two locations with Intermedia Communications, with lease expirations ranging from 2002 to 2007. We have a 20.0% ownership in this joint venture and, based on September 2002 rental revenue, our proportionate share of the annualized rental revenue generated from these leases is $197,165.

     Approximately 81.5% of the annualized rental revenue related to our leases with WorldCom and its affiliates, including our pro rata share of the annualized rental revenue related to MG-HIW, LLC, is derived from properties in Tampa. The remainder of this revenue is derived from properties in Greenville, South Carolina, Richmond, Raleigh, Orlando and Nashville. WorldCom and its affiliates are current on base rental payments through November 30, 2002. Since June 30, 2002, we have recorded rental revenue from WorldCom and its affiliates on a cash basis, rather than on a straight-line basis.

     Due to the inherent uncertainties of the bankruptcy process, we are not able to predict the impact of WorldCom's bankruptcy on its leasing and occupancy of our properties or on our financial condition and results of operations.

     U.S. Airways Bankruptcy. On August 11, 2002, US Airways Group Inc. filed a voluntary petition with the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. We currently have seven leases encompassing 414,059 square feet with US Airways and its affiliates with an average remaining lease term of 5.1 years as of September 30, 2002. Based on September 2002 rental revenue, our annualized rental revenue from these leases is $6.9 million, or approximately 1.5% of our total annualized rental revenue. Approximately 55,000 square feet of space is currently being sub-leased by US Airways to a third party and we estimate that the balance of the space is approximately 75 percent utilized by US Airways as a reservation call center and for certain revenue accounting and information technology functions. All of the 414,059 square feet of space is located in Winston-Salem, North Carolina.

     US Airways is current on base rental payments through November 30, 2002, except for pre-petition rent in the amount of $185,428 from August 1, 2002 up to the date of the US Airways bankruptcy filing, which was August 11, 2002. We have an accrued straight line rent receivable from US Airways in the amount of $500,508 as of September 30, 2002.

     Due to the inherent uncertainties of the bankruptcy process, we are not able to predict the impact of US Airways' bankruptcy on its leasing and occupancy of our properties or on our financial condition and results of operations.

Impact of Recently Issued Accounting Standards

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS No. 121. We adopted SFAS No. 144 in the first quarter of 2002. Income from discontinued operations and the gain/(loss) on sale of discontinued operations for properties meeting the criteria in accordance with SFAS No. 144 are reflected in the consolidated statements of income as discontinued operations for all periods presented.

     In April, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", which rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated, and if material, classified as extraordinary item, net of related income tax effect. The provisions of SFAS No. 145 related to the rescission of Statement No. 4 are effective for financial statements issued for fiscal years after May 15, 2002. We will adopt SFAS No. 145 in the fourth quarter of 2002. We do not anticipate that the adoption of this statement will have a material effect on our results of operations.

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

     FFO equals net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Amortization of deferred financing costs and depreciation of non-real estate assets are not added back to net income in arriving at FFO. In addition, FFO includes both recurring and non-recurring operating results and income/(loss) from discontinued operations. As a result, non-recurring items that are not defined as "extraordinary" under GAAP are reflected in the calculation of FFO.

     Cash available for distribution is defined as funds from operations increased by the amortization of deferred financing activities and reduced by rental income from straight-line rents and non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.

     FFO and cash available for distribution for the three and nine month periods ended September 30, 2002 and 2001 are summarized in the following table ($ in thousands):

                                                                         Three Months Ended          Nine Months Ended
                                                                            September 30,              September 30,
                                                                      ------------------------  -------------------------
                                                                          2002         2001         2002         2001
                                                                      -----------  -----------  -----------   -----------
Funds from Operations:
Income before gain on disposition of land and depreciable assets,
   discontinued operations and extraordinary item .................    $  14,841    $  33,330    $  63,569    $   99,693
Add/(Deduct):
     Distributions to preferred unit holders ......................       (7,713)      (7,713)     (23,139)      (23,787)
     Prepayment penalties - unconsolidated sub ....................          325           --          325            --
     Transition adjustment upon adoption of FAS 133 ...............           --           --           --           556
     Income from discontinued operations ..........................        1,970        2,730        6,717         9,327
     Gain on disposition of land ..................................          741         (538)       6,498         1,025
     Depreciation and amortization ................................       32,817       29,420       95,738        87,531
     Depreciation on unconsolidated affiliates ....................        2,317        1,826        6,746         5,560
                                                                       ---------    ---------    ---------    ----------
         Funds from operations ....................................       45,298       59,055      156,454       179,905

Cash available for distribution:
Add/(Deduct):
     Rental income from straight-line rents .......................       (1,222)      (2,701)      (2,540)       (8,947)
     Non-recurring compensation expense ...........................          913           --          913            --
     Non-recurring litigation reserve .............................        2,700           --        2,700            --
     Amortization of deferred financing costs .....................          347          324        1,027         1,664
     Non-incremental revenue generating capital
     expenditures (1):
       Building improvements paid .................................       (1,740)      (2,872)      (4,860)       (5,959)
       Second generation tenant improvements paid .................       (5,824)      (4,834)     (12,735)      (12,610)
       Second generation lease commissions paid ...................       (3,694)      (2,867)      (9,353)      (11,195)
                                                                       ---------    ---------    ---------    ----------
         Cash available for distribution ..........................    $  36,778    $  46,105    $ 131,606    $  142,858
                                                                       =========    =========    =========    ==========
Weighted average common units
    outstanding - basic ...........................................       60,244       60,873       60,321        61,843
                                                                       =========    =========    =========    ==========
Weighted average common units
    outstanding - diluted .........................................       60,461       61,293       60,694        62,238
                                                                       =========    =========    =========    ==========

Dividend payout ratios:
   Funds from operations ..........................................         78.1%        60.7%        68.1%         59.7%
                                                                       =========    =========    =========    ==========
   Cash available for distribution ................................         96.2%        77.8%        80.9%         75.2%
                                                                       =========    =========    =========    ==========

___________

(1)  Amounts represent cash expenditures.

Property Information

     The following table sets forth certain information with respect to our wholly owned in-service and development properties (excluding apartment units) as of September 30, 2002 and 2001:

                                                       September 30, 2002                September 30, 2001
                                                   --------------------------       ----------------------------
                                                                    Percent                            Percent
                                                    Rentable        Leased/            Rentable        Leased/
                                                   Square Feet    Pre-Leased          Square Feet    Pre-Leased
                                                   -----------    ----------          -----------    ----------
In-Service:
     Office                                         25,861,000          86.3%          24,829,000          92.9%
     Industrial                                     10,468,000          86.2%          10,396,000          92.3%
     Retail (1)                                      1,650,000          95.4%           1,628,000          95.1%
                                                    ----------         -----           ----------         -----
       Total or Weighted Average                    37,979,000          86.7%          36,853,000          92.7%
                                                    ==========         =====           ==========         =====

Development:
     Completed--Not Stabilized
     Office                                            568,000          17.3%           1,188,000          62.1%
     Industrial                                        136,000          29.0%             184,000          37.2%
     Retail                                             20,000          90.0%                  --            --
                                                    ----------         -----           ----------         -----
       Total or Weighted Average                       724,000          21.5%           1,372,000          58.8%
                                                    ==========         =====           ==========         =====

     In Process
     Office (2)                                        100,000          42.0%           1,285,000          52.5%
     Industrial (2)                                     60,000          20.0%             258,000          47.3%
     Retail                                                 --            --               20,000          90.0%
                                                    ----------         -----           ----------         -----
       Total or Weighted Average                       160,000          33.8%           1,563,000          52.1%
                                                    ==========         =====           ==========         =====

Total:
     Office                                         26,529,000                         27,302,000
     Industrial                                     10,664,000                         10,838,000
     Retail (1)                                      1,670,000                          1,648,000
                                                    ----------                         ----------
       Total or Weighted Average                    38,863,000                         39,788,000
                                                    ==========                         ==========

Same Store:
     Office                                         23,408,000          87.7%          21,076,000          92.7%
     Industrial                                     10,041,000          86.3%           9,694,000          91.7%
     Retail (1)                                      1,650,000          95.4%           1,450,000          95.0%
                                                    ----------         -----           ----------         -----
       Total or Weighted Average                    35,099,000          87.2%          32,220,000          92.5%
                                                    ==========         =====           ==========         =====

__________

(1)  Excludes Kansas City's basement space.
(2)  Includes projects that we have an option to purchase.

     The following table sets forth information concerning the 20 largest customers of our wholly-owned properties as of September 30, 2002 ($ in thousands):

                                                                                        Percent of Total         Average
                                          Number      Rental         Annualized             Annualized       Remaining Lease
Tenant                                  of Leases   Square Feet    Rental Revenue (1)    Rental Revenue(1)    Term in Years
------                                  ---------   -----------    ------------------    -----------------    -------------
Intermedia Communications/
   WorldCom (2) ....................       13         982,921        $ 17,396                3.70%                 7.8
AT&T ...............................       10         854,992          14,046                2.99                  5.4
Federal Government .................       59         688,320          13,664                2.91                  5.0
Capital One Services ...............        6         587,188          10,208                2.17                  5.9
Caterpillar Financial Services .....        1         300,901           7,899                1.68                 12.4
PricewaterhouseCoopers .............        7         307,158           7,038                1.50                  7.4
US Air .............................        7         414,059           6,909                1.47                  5.1
State of Georgia ...................       10         356,993           6,783                1.44                  6.3
Sara Lee ...........................        9       1,198,534           4,523                0.96                  2.7
Bell South .........................       11         212,011           4,396                0.93                  1.6
IBM ................................        5         203,802           4,260                0.91                  3.0
Northern Telecom, Inc. .............        1         246,000           3,235                0.69                  5.4
Lockton Companies, Inc. ............        1         127,485           3,117                0.66                 12.4
Bank of America ....................       23         152,017           2,998                0.64                  2.6
Volvo ..............................        5         214,783           2,979                0.63                  6.8
International Paper Co. ............       10         121,174           2,887                0.61                  0.3
Hartford Insurance .................        6         134,021           2,886                0.61                  3.5
Business Telecom, Inc. .............        4         145,497           2,832                0.60                  2.5
T-Mobile USA, Inc. .................        3         120,561           2,808                0.60                  3.7
Ford Motor Company .................        2         129,158           2,661                0.57                  7.2
                                          ---       ---------        --------               -----                 ----
Total ..............................      193       7,497,575        $123,525               26.27%                 5.9
                                          ===       =========        ========               =====                 ====

_________________

(1) Annualized Rental Revenue is September 2002 rental revenue (base rent plus operating expense pass throughs) multiplied by 12.
(2) Since June 30, 2002, we have recorded rental revenue from WorldCom and its affiliates on a cash basis, rather than on a straight-line basis.

     As of September 30, 2002, we were developing six suburban office properties, two industrial properties and one retail property totaling 884,000 rentable square feet of office and industrial space. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with a joint venture partner one additional property totaling 285,000 rentable square feet. At September 30, 2002, this one development project had an aggregate anticipated total investment of $69.0 million and was 59.0% pre-leased.

In-Process

                                                           Anticipated
                                               Rentable       Total        Investment   Pre-Leasing    Estimated      Estimated
Property                  Market             Square Feet   Investment     at 09/30/02  Percentage (1)  Completion  Stabilization (2)
--------                  ------             -----------   -------------  -----------  --------------  ----------  -----------------
                                                                ($ in thousands)
Office:
801 Raleigh Corporate
   Center                 Research Triangle      100,000       $  12,016      $ 9,050          42%          4Q02          2Q04
                                               ---------       ---------      -------        ----
In-Process Office
   Total or Weighted
   Average                                       100,000       $  12,016      $ 9,050          42%
                                               =========       =========      =======        ====

Industrial:
Tradeport V (3)           Atlanta                 60,000       $   2,913      $ 1,420          20%          4Q02          4Q03
                                               ---------       ---------      -------        ----
In-Process Industrial
   Total or Weighted
   Average                                        60,000       $   2,913      $ 1,420          20%
                                               =========       =========      =======        ====

Total or Weighted
   Average of all
   In-Process
   Development Projects                          160,000       $  14,929      $10,470          34%
                                               =========       =========      =======        ====

_____________

(1)  Letters of intent comprise 4.5% of the total pre-leasing percentage.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.
(3) We are developing this property for a third party and own an option to purchase.

Completed--Not Stabilized (3)

                                                        Anticipated
                                             Rentable     Total       Investment   Pre-Leasing    Estimated       Estimated
Property                 Market            Square Feet  Investment   at 09/30/02  Percentage (1)  Completion   Stabilization (2)
--------                 ------            -----------  ----------   -----------  --------------  ----------   -----------------
                                                          ($ in thousands)
Office:
Seven Springs I          Nashville            131,000   $  15,556      $ 13,048        12%           1Q02          1Q03
1501 Highwoods
   Boulevard             Piedmont Triad        98,000      11,290        10,156         4            4Q01          1Q03
Centre Green Four        Research Triangle    100,000      11,764         9,613         0            4Q01          2Q03
GlenLake I               Research Triangle    158,000      22,417        19,457        40            4Q01          2Q03
Shadow Creek II          Memphis               81,000       8,750         7,110        19            4Q01          4Q03
                                            ---------   ---------      --------      ----

Completed-Not
   Stabilized Office
   Total or Weighted
   Average                                    568,000   $  69,777      $ 59,384        17%
                                            =========   =========      ========      ====

Industrial:
Newpoint IV              Atlanta              136,000   $   5,288      $  4,875        29%           4Q01          1Q03
                                            ---------   ---------      --------      ----
Completed-Not
   Stabilized Industrial
   Total or Weighted
   Average                                    136,000   $   5,288      $  4,875        29%
                                            =========   =========      ========      ====

Retail:
Granada Shops            Kansas City           20,000   $   5,020      $  4,120        90%           4Q01          2Q03
                                            ---------   ---------      --------      ----
Completed-Not
   Stabilized Retail
   Total or Weighted
   Average                                     20,000   $   5,020      $  4,120        90%
                                            =========   =========      ========      ====

Total or Weighted
   Average of all
   Completed-
   Not Stabilized
   Development Projects                       724,000   $  80,085      $ 68,379        22%
                                            =========   =========      ========      ====

Total or Weighted
   Average of all
   Development Projects                       884,000   $  95,014      $ 78,849        24%
                                            =========   =========      ========      ====

_____________

(1)  Letters of intent comprise 4.5% of the total pre-leasing percentage.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.
(3) These properties contributed an aggregate of $61,000 in Net Operating Income (Property Revenue - Property Expense) in the third quarter of 2002.

Development Analysis

                                                                                       Anticipated
                                                                         Rentable         Total        Pre-Leasing
                                                                        Square Feet     Investment    Percentage (1)
                                                                        -----------     ----------    --------------
                                                                                     ($ in thousands)
Summary by Estimated Stabilization Date:
     First Quarter 2003 ...........................................        365,000      $  32,134          15%
     Second Quarter 2003 ..........................................        278,000         39,201          29%
     Fourth Quarter 2003 ..........................................        141,000         11,663          19%
     Second Quarter 2004 ..........................................        100,000         12,016          42%
                                                                         ---------      ---------         ---
     Total or Weighted Average ....................................        884,000      $  95,014          24%
                                                                         =========      =========         ===

Summary by Market:
     Atlanta ......................................................        196,000      $   8,201          26%
     Kansas City ..................................................         20,000          5,020          90%
     Memphis ......................................................         81,000          8,750          19%
     Nashville ....................................................        131,000         15,556          12%
     Piedmont Triad ...............................................         98,000         11,290           4%
     Research Triangle ............................................        358,000         46,197          29%
                                                                         ---------      ---------         ---
     Total or Weighted Average ....................................        884,000      $  95,014          24%
                                                                         =========      =========         ===

     Build-to-Suit ................................................             --      $      --          --%
     Multi-Tenant .................................................        884,000         95,014          24%
                                                                         ---------      ---------         ---
     Total or Weighted Average ....................................        884,000      $  95,014          24%
                                                                         =========      =========         ===

                                                                          Average        Average
                                                                          Rentable     Anticipated
                                                                           Square         Total           Average
                                                                            Feet        Investment     Pre-Leasing (1)
                                                                          --------     ------------    --------------
                                                                                     ($ in thousands)
Average Per Property By Type:
     Office .......................................................        111,333       $ 13,632          21%
     Industrial ...................................................         98,000          4,101          26%
     Retail .......................................................         20,000          5,020          90%
                                                                          --------       --------         ---
     Weighted Average .............................................         98,222       $ 10,557          24%
                                                                          ========       ========         ===

____________

(1)  Letters of intent comprise 4.5% of the total pre-leasing percentage.

     The following table sets forth certain information about leasing activities at our wholly owned in-service properties (excluding apartment units) for the three months ended September 30, June 30 and March 31, 2002 and December 31, 2001.

                                                                        Office Leasing Statistics Three Months Ended
                                                               ----------------------------------------------------------------
                                                                9/30/02        6/30/02     3/31/02      12/31/01      Average
                                                               -----------  ------------ -----------  ------------   ----------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) ...............           184          162          110          116           143
Rentable square footage leased .............................       882,115      874,467      417,102      437,454       652,785
Average per rentable square foot over the lease term:
   Base rent ...............................................   $     17.26  $     16.86  $     16.83  $     17.85   $     17.20
   Tenant improvements .....................................         (1.06)       (0.86)       (0.98)       (1.19)        (1.02)
   Leasing commissions .....................................         (0.60)       (0.56)       (0.78)       (0.97)        (0.73)
   Rent concessions ........................................         (0.22)       (0.14)       (0.15)       (0.11)        (0.16)
                                                               -----------  -----------  -----------  -----------   -----------
   Effective rent ..........................................   $     15.38  $     15.30  $     14.92  $     15.58   $     15.29
   Expense stop(1) .........................................         (5.54)       (5.17)       (5.17)       (4.50)        (5.10)
                                                               -----------  -----------  -----------  -----------   -----------
   Equivalent effective net rent ...........................   $      9.84  $     10.13  $      9.75  $     11.08   $     10.20
                                                               ===========  ===========  ===========  ===========   ===========
Average term in years ......................................           3.6          4.1          4.1          4.6           4.1
                                                               ===========  ===========  ===========  ===========   ===========

Capital Expenditures Related to Re-Leased Space:
Tenant Improvements:
   Total dollars committed under signed leases .............   $ 4,396,259  $ 3,481,988  $ 2,031,231  $ 2,647,115   $ 3,139,148
   Rentable square feet ....................................       882,115      874,467      417,102      437,454       652,785
                                                               -----------  -----------  -----------  -----------   -----------
   Per rentable square foot ................................   $      4.98  $      3.98  $      4.87  $      6.05   $      4.81
                                                               ===========  ===========  ===========  ===========   ===========
Leasing Commissions:
   Total dollars committed under signed leases .............   $ 1,352,691  $ 1,272,854  $   984,220  $ 1,277,523   $ 1,221,822
   Rentable square feet ....................................       882,115      874,467      417,102      437,454       652,785
                                                               -----------  -----------  -----------  -----------   -----------
   Per rentable square foot ................................   $      1.53  $      1.46  $      2.36  $      2.92   $      1.87
                                                               ===========  ===========  ===========  ===========   ===========
Total:
   Total dollars committed under signed leases .............   $ 5,748,950  $ 4,754,842  $ 3,015,450  $ 3,924,637   $ 4,360,970
   Rentable square feet ....................................       882,115      874,467      417,102      437,454       652,785
                                                               -----------  -----------  -----------  -----------   -----------
   Per rentable square foot ................................   $      6.52  $      5.44  $      7.23  $      8.97   $      6.68
                                                               ===========  ===========  ===========  ===========   ===========

__________

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

                                                                      Industrial Leasing Statistics Three Months Ended
                                                           ---------------------------------------------------------------------
                                                             9/30/02        6/30/02       3/31/02       12/31/01        Average
                                                           -----------    -----------   -----------   -----------    -----------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) ...........            45             32           15             31             31
Rentable square footage leased .........................       593,188      1,005,765       78,844        894,865        643,166
Average per rentable square foot over the lease term:
   Base rent ...........................................   $      4.37    $      3.58   $     6.95    $      3.52    $      4.61
   Tenant improvements .................................         (0.23)         (0.29)       (1.10)         (0.24)         (0.47)
   Leasing commissions .................................         (0.14)         (0.14)       (0.21)         (0.10)         (0.15)
   Rent concessions ....................................         (0.02)         (0.03)          --             --          (0.01)
                                                           -----------    -----------   ----------    -----------    -----------
   Effective rent ......................................   $      3.98    $      3.12   $     5.64    $      3.18    $      3.98
   Expense stop (1) ....................................         (0.39)         (0.09)       (0.72)         (0.18)         (0.35)
                                                           -----------    -----------    ---------    -----------    -----------
   Equivalent effective net rent .......................   $      3.59    $      3.03   $     4.92    $      3.00    $      3.63
                                                           ===========    ===========   ==========    ===========    ===========
Average term in years ..................................           1.6            6.3          4.1            2.2           3.6
                                                           ===========    ===========   ==========    ===========    ===========

Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
   Total dollars committed under signed leases .........   $   522,115    $ 2,088,547   $  386,263    $   661,591    $   914,629
   Rentable square feet ................................       593,188      1,005,765       78,844        894,865        643,166
                                                           -----------    -----------   ----------    -----------    -----------
   Per rentable square foot ............................   $      0.88    $      2.08   $     4.90    $      0.74    $      1.42
                                                           ===========    ===========   ==========    ===========    ===========
Leasing Commissions:
   Total dollars committed under signed leases .........   $   141,694    $   797,939   $   44,100    $   257,010    $   310,186
   Rentable square feet ................................       593,188      1,005,765       78,844        894,865        643,166
                                                           -----------    -----------   ----------    -----------    -----------
   Per rentable square foot ............................   $      0.24    $      0.79   $     0.56    $      0.29    $      0.48
                                                           ===========    ===========   ==========    ===========    ===========
Total:
   Total dollars committed under signed leases .........   $   663,809    $ 2,886,486   $  430,363    $   918,601    $ 1,224,815
   Rentable square feet ................................       593,188      1,005,765       78,844        894,865        643,166
                                                           -----------     -----------  ----------    -----------    -----------
   Per rentable square foot ............................   $      1.12    $      2.87   $     5.46    $      1.03    $      1.90
                                                           ===========    ===========   ==========    ===========    ===========

___________

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

                                                                       Retail Leasing Statistics Three Months Ended
                                                           --------------------------------------------------------------------
                                                             9/30/02        6/30/02       3/31/02      12/31/01       Average
                                                           -----------    -----------   ----------   -----------    -----------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) ...........            13             13           12            12             13
Rentable square footage leased .........................        28,267         52,527       59,649        26,019         41,616
Average per rentable square foot over the lease term:
   Base rent ...........................................   $     20.14    $     18.15   $    25.66   $     15.75    $     19.93
   Tenant improvements .................................         (0.60)         (1.83)       (1.87)        (0.63)         (1.23)
   Leasing commissions .................................         (0.88)         (0.65)       (0.35)        (0.82)         (0.68)
   Rent concessions ....................................            --          (0.03)       (0.02)           --          (0.01)
                                                           -----------    -----------   ----------   -----------    -----------
   Effective rent ......................................   $     18.66    $     15.64   $    23.42   $     14.30    $     18.01
   Expense stop (1) ....................................            --          (1.02)          --            --          (0.26)
                                                           -----------    -----------   ----------   -----------    -----------
   Equivalent effective net rent .......................   $     18.66    $     14.62   $    23.42   $     14.30    $     17.75
                                                           ===========    ===========   ==========   ===========    ===========
Average term in years ..................................           5.6            7.0          6.5           6.7            6.4
                                                           ===========    ===========   ==========   ===========    ===========

Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
   Total dollars committed under signed leases .........   $   121,500    $ 1,077,825   $  738,605   $   148,860    $   521,698
   Rentable square feet ................................        28,267         52,527       59,649        26,019         41,616
                                                           -----------    -----------   ----------   -----------    -----------
   Per rentable square foot ............................   $      4.30    $     20.52   $    12.38   $      5.72    $     12.54
                                                           ===========    ===========   ==========   ===========    ===========
Leasing Commissions:
   Total dollars committed under signed leases .........   $    91,405    $   151,268   $   61,981   $    73,314    $    94,492
   Rentable square feet ................................        28,267         52,527       59,649        26,019         41,616
                                                           -----------    -----------   ----------   -----------    -----------
   Per rentable square foot ............................   $      3.23    $      2.88   $     1.04   $      2.82    $      2.27
                                                           ===========    ===========   ==========   ===========    ===========
Total:
   Total dollars committed under signed leases .........   $   212,905    $ 1,229,093   $  800,586   $   222,174    $   616,189
   Rentable square feet ................................        28,267         52,527       59,649        26,019         41,616
                                                           -----------    -----------   ----------   -----------    -----------
   Per rentable square foot ............................   $      7.53    $     23.40   $    13.42   $      8.54    $     14.81
                                                           ===========    ===========   ==========   ===========    ===========

___________

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations at our wholly owned in-service properties (excluding apartment units) as of September 30, 2002, assuming no tenant exercises renewal options.

Office Properties:

                                                                                      Average         Percentage of
                                                 Percentage of                        Annual           Leased Rents
                                 Rentable           Leased          Annual Rents     Rental Rate        Represented
               Number of       Square Feet       Square Footage        Under         Per Square             by
  Lease         Leases          Subject to       Represented by       Expiring        Foot for           Expiring
 Expiring      Expiring       Expiring Leases    Expiring Leases     Leases (1)      Expirations          Leases
 --------      --------       ---------------    ---------------   --------------    -----------        -----------
                                                                 ($ in thousands)
   2002 (2)      319            1,173,528              5.2%          $ 20,902          $17.81               5.4%
   2003          569            3,385,788             15.1%            58,098           17.16              14.8%
   2004          502            2,896,061             12.9%            52,267           18.05              13.4%
   2005          502            3,285,499             14.8%            56,914           17.32              14.6%
   2006          308            2,793,578             12.5%            50,559           18.10              13.0%
   2007          191            1,825,640              8.2%            29,390           16.10               7.5%
   2008           94            1,919,826              8.6%            30,470           15.87               7.8%
   2009           30              768,022              3.4%            13,288           17.30               3.4%
   2010           41            1,418,672              6.3%            26,152           18.43               6.7%
   2011           38            1,155,693              5.2%            22,322           19.31               5.7%
Thereafter       126            1,751,987              7.8%            29,993           17.12               7.7%
               -----           ----------            -----           --------          ------             -----

               2,720           22,374,294            100.0%          $390,355          $17.45             100.0%
               =====           ==========            =====           ========          ======             =====

Industrial Properties:

                                                                                      Average         Percentage of
                                                 Percentage of                        Annual          Leased Rents
                                 Rentable           Leased          Annual Rents    Rental Rate        Represented
               Number of       Square Feet      Square Footage        Under         Per Square             by
  Lease        Leases          Subject to       Represented by       Expiring        Foot for           Expiring
Expiring      Expiring       Expiring Leases    Expiring Leases     Leases (1)      Expirations          Leases
--------      --------       ---------------    ---------------   --------------    -----------        -----------
                                                                 ($ in thousands)
   2002 (3)       70              955,002             10.5%          $  4,047          $ 4.24               9.8%
   2003           95            1,135,693             12.5%             5,922            5.21              14.3%
   2004           97            2,522,192             27.8%             9,687            3.84              23.5%
   2005           66            1,109,012             12.2%             5,622            5.07              13.6%
   2006           35              744,758              8.2%             4,160            5.59              10.1%
   2007           27            1,311,658             14.4%             5,542            4.23              13.4%
   2008            7              214,340              2.4%             1,441            6.72               3.5%
   2009            8              318,813              3.5%             2,361            7.41               5.7%
   2010            3               46,508              0.5%               348            7.48               0.8%
   2011            2               35,475              0.4%               178            5.02               0.4%
Thereafter        20              691,120              7.6%             2,031            2.94               4.9%
                ----           ----------            -----           --------          ------             -----

                 430            9,084,571            100.0%          $ 41,339          $ 4.55             100.0%
                ====           ==========            =====           ========          ======             =====

______________

(1) Annual Rents Under Expiring Leases are September 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(2) Includes 137,000 square feet of leases that are a month-to-month basis, or 0.5% of total annualized revenue.
(3) Includes 160,000 square feet of leases that are a month-to-month basis, or 0.2% of total annualized revenue.

Retail Properties:

                                                                                      Average         Percentage of
                                                 Percentage of                        Annual          Leased Rents
                                Rentable            Leased         Annual Rents     Rental Rate        Represented
              Number of        Square Feet      Square Footage         Under        Per Square             by
  Lease        Leases          Subject to       Represented by       Expiring        Foot for           Expiring
Expiring      Expiring       Expiring Leases    Expiring Leases     Leases (1)      Expirations          Leases
--------      --------       ---------------    ---------------   --------------    -----------        -----------
                                                                 ($ in thousands)
   2002 (2)       26               79,423              5.0%          $  1,427          $17.97               3.7%
   2003           35               87,076              5.5%             2,094           24.05               5.4%
   2004           42              211,027             13.4%             2,824           13.38               7.3%
   2005           40               93,849              5.9%             2,748           29.28               7.1%
   2006           38              111,064              7.0%             2,784           25.07               7.2%
   2007           35              128,631              8.1%             2,451           19.05               6.3%
   2008           25              124,318              7.8%             4,309           34.66              11.2%
   2009           21              168,355             10.6%             3,304           19.63               8.6%
   2010           18               97,372              6.1%             2,872           29.50               7.4%
   2011           19              108,418              6.8%             2,584           23.83               6.7%
Thereafter        28              378,565             23.8%            11,241           29.69              29.1%
                ----           ----------            -----           --------          ------             -----
                 327            1,588,098            100.0%          $ 38,638          $24.33             100.0%
                ====           ==========            =====           ========          ======             =====

Total:

                                                                                      Average         Percentage of
                                                 Percentage of                        Annual          Leased Rents
                                Rentable            Leased         Annual Rents     Rental Rate        Represented
              Number of        Square Feet      Square Footage         Under        Per Square             by
  Lease        Leases          Subject to       Represented by       Expiring        Foot for           Expiring
Expiring      Expiring       Expiring Leases    Expiring Leases     Leases (1)      Expirations          Leases
--------      --------       ---------------    ---------------   --------------    -----------        -----------
                                                                 ($ in thousands)
   2002 (3)      415            2,207,953              6.7%          $ 26,376          $11.95               5.6%
   2003          699            4,608,557             14.0%            66,114           14.35              14.2%
   2004          641            5,629,280             17.1%            64,778           11.51              13.8%
   2005          608            4,488,360             13.6%            65,284           14.55              13.9%
   2006          381            3,649,400             11.0%            57,503           15.76              12.2%
   2007          253            3,265,929              9.9%            37,383           11.45               7.9%
   2008          126            2,258,484              6.8%            36,220           16.04               7.7%
   2009           59            1,255,190              3.8%            18,953           15.10               4.0%
   2010           62            1,562,552              4.7%            29,372           18.80               6.2%
   2011           59            1,299,586              3.9%            25,084           19.30               5.3%
Thereafter       174            2,821,672              8.5%            43,265           15.33               9.2%
               -----           ----------            -----           --------          ------             -----
               3,477           33,046,963            100.0%          $470,332          $14.23             100.0%
               =====           ==========            =====           ========          ======             =====

_____________

(1) Annual Rents Under Expiring Leases are September 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(2) Includes 36,000 square feet of leases that are a month-to-month basis, or 0.1% of total annualized revenue.
(3) Includes 333,000 square feet of leases that are a month-to-month basis, or 0.7% of total annualized revenue.

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

     To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving loans bear interest at variable rates. Our long-term debt, which consists of long-term financings and the issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. As of September 30, 2002, we have two $24.0 million treasury lock agreements related to an anticipated five-year fixed rate financing with two financial counterparties, which effectively lock the five-year treasury rate at 3.72%. If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of September 30, 2002 would increase by approximately $2.3 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of September 30, 2002 would decrease by approximately $2.4 million. We do not hold or issue these derivative contracts for trading or speculative purposes.

     As of September 30, 2002, we had approximately $157.0 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended September 30, 2003, our interest expense would be increased or decreased approximately $1.6 million. In addition, as of September 30, 2002, our share of the joint venture variable rate debt is $69.6 million, and is not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended September 30, 2003, equity in earnings of unconsolidated affiliates would be increased or decreased by approximately $697,000.

                         Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

     Based on the most recent evaluation, which was completed as of September 30, 2002, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

                           PART II--OTHER INFORMATION

                    Item 6. Exhibits and Reports On Form 8-K

(a)  Exhibits

     Exhibit No.    Description
     -----------    -----------

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

                            Highwoods Realty Limited Partnership

                            By:  Highwoods Properties Inc., its general partner

                            By:      /s/ Ronald P. Gibson
                              -----------------------------------------
                                           Ronald P. Gibson
                                 President and Chief Executive Officer

                            By:      /s/ Carman J. Liuzzo
                              -----------------------------------------
                                            Carman J. Liuzzo
                                         Chief Financial Officer
                                      (Principal Accounting Officer)

Date: November 14, 2002

                                  CERTIFICATION

I, Ronald P. Gibson, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Highwoods Realty Limited Partnership;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


   /s/ Ronald P. Gibson
------------------------------------
Ronald P. Gibson
President and Chief Executive Officer of the General Partner

                                  CERTIFICATION

I, Carman J. Liuzzo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Highwoods Realty Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


  /s/ Carman J. Liuzzo
------------------------------------
Carman J. Liuzzo
Vice President and Chief Financial Officer of the General Partner