Form 10-K
period 2002-12-31
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2003-03-25
CIK 941713

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ______________ to _______________

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

                                                      Name of Each Exchange on
Title of Each Class                                       Which Registered
-------------------------------------------------------------------------------
6 3/4% Notes due December 1, 2003.................      New York Stock Exchange
7% Notes due December 1, 2006.....................      New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     The aggregate value of the Common Units held by nonaffiliates of the registrant (based on the closing price on the New York Stock Exchange of a share of Common Stock of Highwoods Properties, Inc., the general partner of the registrant) on December 31, 2002 was $120,873,342.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act). Yes ___ No X

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of Highwoods Properties, Inc. in connection with its Annual Meeting of Shareholders to be held May 19, 2003, are incorporated by reference in Part III, Items 10, 11 and 13 of this Form 10-K.

================================================================================

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                                TABLE OF CONTENTS

ITEM NO.                                                                       PAGE NO.
--------                                                                       --------
                  PART I
   1.    Business.............................................................      3
   2.    Properties...........................................................      7
   3.    Legal Proceedings....................................................     15
   4.    Submission of Matters to a Vote of Security Holders..................     15
   X.    Executive Officers of the Registrant.................................     16

                  PART II

   5.    Market for Registrant's Equity and Related Security Holder Matters...     17
   6.    Selected Financial Data..............................................     18
   7.    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................     19
  7A.    Quantitative and Qualitative Disclosures About Market Risk...........     38
   8.    Financial Statements and Supplementary Data..........................     38
   9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................     38

                  PART III

  10.    Directors and Executive Officers of the Registrant...................     39
  11.    Executive Compensation...............................................     39
  12.    Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.....................................     39
  13.    Certain Relationships and Related Transactions.......................     39
  14.    Controls and Procedures..............................................     39

                  PART IV

  15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K.......     41

                                     PART I

     We refer to (1) Highwoods Properties, Inc. as the "Company," (2) Highwoods Realty Limited Partnership as the "Operating Partnership," (3) the Company's common stock as "Common Stock" and (4) the Operating Partnership's common partnership interests as "Common Units."

                                ITEM 1. BUSINESS

GENERAL

     The Operating Partnership is managed by its general partner, the Company, a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since the Company's initial public offering in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 2002, we:

        . owned 493 in-service office, industrial and retail properties, encompassing approximately 37.1 million rentable square feet and 213 apartment units;

        . owned an interest (50.0% or less) in 77 in-service office and industrial properties, encompassing approximately 7.5 million rentable square feet and 418 apartment units;

        . owned 1,308 acres of undeveloped land suitable for future development; and

        . were developing an additional five properties, which will encompass approximately 616,000 rentable square feet (including one property encompassing 285,000 rentable square feet that we are developing with a 50.0% joint venture partner).

     The following summarizes our capital recycling program during the past three years ended December 31, 2002:

                                                                       2002      2001      2000
                                                                     -------   -------   -------
OFFICE, INDUSTRIAL AND RETAIL PROPERTIES
  (rentable square feet in thousands)
     Dispositions ................................................    (2,270)     (268)   (4,743)
     Contributions to Joint Ventures .............................        --      (118)   (2,199)
     Developments Placed In-Service...............................     2,214     1,351     3,480
     Redevelopment................................................       (52)       --        --
     Acquisitions.................................................        --        72       669
                                                                     -------   -------   -------
NET CHANGE........................................................      (108)    1,037    (2,793)
                                                                     =======   =======   =======

APARTMENT PROPERTIES
  (in units)
    Dispositions.................................................         --    (1,672)       --
                                                                     =======   =======   =======

     In addition to the above capital recycling activity, the Company repurchased $4.8 million, $148.8 million and $101.8 million of Common Stock and Common Units during 2002, 2001 and 2000, respectively, and $18.5 million of Preferred Stock during 2001. This represents aggregate purchases of $273.9 million of Common Stock, Common Units and Preferred Stock since January 1, 2000.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2002, the Company owned 88.4% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's Common Stock or, at the Company's option, one share of Common Stock.

     The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604, and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets.

OPERATING STRATEGY

     Geographic Diversification. Since the Company's initial public offering in 1994, we have significantly reduced our dependence on any particular market. We initially owned only a limited number of office properties in North Carolina, most of which were in the Research Triangle. Today, including our various joint ventures, our portfolio includes primarily office properties throughout the Southeast and retail and office properties in Kansas City, Missouri including one significant mixed retail and office property.

     Capital Recycling Program. Our strategy has been to focus our real estate activities in markets where we believe our extensive local knowledge gives us a competitive advantage over other real estate developers and operators. Through our capital recycling program, we generally seek to:

        . engage in the development of office and industrial projects in our existing geographic markets, primarily in suburban business parks;

        . acquire selective suburban office and industrial properties in our existing geographic markets at prices below replacement cost that offer attractive returns; and

        . selectively dispose of non-core properties or other properties the sale of which can generate attractive returns.

     Our capital recycling activities benefit from our local market presence and knowledge. Our division officers have significant real estate experience in their respective markets. Based on this experience, we are in a better position to evaluate capital recycling opportunities than many of our competitors. In addition, our relationships with our tenants and those tenants at properties for which we conduct third-party fee-based services may lead to development projects when these tenants seek new space.

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

     Flexible Capital Structure. We are committed to maintaining a flexible capital structure that: (1) allows growth through development and acquisition opportunities; (2) promotes future earnings growth; and (3) provides access to the private and public equity and debt markets on favorable terms. Accordingly, we expect to meet our long-term liquidity requirements through a combination of any one or more of:

     .  borrowings under our unsecured and secured revolving credit facilities;

     .  the issuance of unsecured debt;

     .  the issuance of secured debt;

     . the issuance of equity securities by both the Company and the Operating Partnership;

     . the selective disposition of non-core properties or other properties which can be sold at attractive returns; and

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

EMPLOYEES

     As of December 31, 2002, the Operating Partnership employed 554 persons.

RISK FACTORS

     An investment in our securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information contained in this Annual Report before purchasing our securities. If any of these risks actually occur, our business, operating results, prospects and financial condition could be harmed.

     Adverse conditions in the real estate market may adversely affect our cash flows from operations. Events or conditions, which are beyond our control, may adversely affect our ability to generate revenues in excess of operating expenses, including debt service and capital expenditures. Such events or conditions could include:

     . general and regional economic conditions, particularly in the southeastern region of the United States;

     .  changes in interest rate levels and the availability of financing;

     .  difficulty in leasing or re-leasing space quickly or on favorable terms;

     . increases in operating costs, including real estate taxes and insurance premiums, due to inflation and other factors, which may not necessarily be offset by increased rents; and

     . inability of a significant number of tenants or certain key tenants to pay rent.

     Future acquisitions and development activities may fail to perform in accordance with our expectations and may require development and renovation costs exceeding our estimates. In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire additional properties. However, changing market conditions, including competition from others, may diminish our opportunities for making attractive acquisitions. Once made, our investments may fail to perform in accordance with our expectations. In addition, the renovation and improvement costs we incur in bringing an acquired property up to market standards may exceed our estimates. Although we anticipate financing future acquisitions and renovations through a combination of advances under our revolving loans and other forms of secured or unsecured financing, no assurance can be given that we will have the financial resources to make suitable acquisitions or renovations. If new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for newly developed properties may not be available or may be available only on disadvantageous terms.

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

     The success of our joint venture activity depends upon our ability to work effectively with financially sound partners. Instead of owning properties directly, we have invested, and may continue to invest, as a partner or a co-venturer. Under certain circumstances, this type of investment may involve risks not otherwise present, including the possibility that a partner or co-venturer might become bankrupt or that a partner or co-venturer might have business interests or goals inconsistent with ours. Also, such a partner or co-venturer may take action contrary to our instructions or requests or contrary to provisions in our joint venture agreements that could harm us, including jeopardize our qualification as a REIT.

     Our insurance coverage on our properties may be inadequate. We carry comprehensive insurance on all of our properties, including insurance for liability, fire and flood. Insurance companies currently, however, limit coverage against certain types of losses, such as losses due to terrorist acts, named wind storms and toxic mold. Thus we may not have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. If any of our properties were to experience a catastrophic loss, it could disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our ability to make distributions to our stockholders. Our existing insurance policies expire on June 30, 2003. We anticipate renewing these existing policies at that time.

     Our use of debt to finance our operations could have a material adverse effect on our cash flow and ability to make distributions. We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required payment obligations, difficulty in complying with financial ratios and other covenants and the inability to refinance existing indebtedness. Approximately $295.3 million of principal payments on our existing long-term debt is due in 2003 (this amount is adjusted for the refinancing of the MOPPRS in February 2003. For a detailed maturity schedule regarding our long-term debt, see "Management's Discussion and Analysis of Results of Operations - Liquidity and Capital Resources - Capitalization."). If we fail to comply with the financial ratios and other covenants under our existing debt instruments, including our revolving loans, we would likely not be able to borrow any further amounts under these instruments, which could adversely affect our ability to fund our operations, and our lenders could accelerate any debt outstanding thereunder. If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions to stockholders at expected levels or at all. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to make distributions to stockholders. Any such refinancing could also impose tighter financial ratios and other covenants that could restrict our ability to take actions that could otherwise be in our stockholders' best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions. If we do not meet our mortgage financing obligations, any properties securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions.

     We may need to borrow money or sell assets in order to make required distributions. In order for the Company to make the distributions required to maintain its REIT status, we may need to borrow funds. To obtain the favorable tax treatment associated with REIT qualification, the Company generally will be required to distribute to stockholders at least 90.0% of its annual REIT taxable income, excluding net capital gain. The Company intends to make distributions to stockholders to comply with the distribution provisions of the Internal Revenue Code and to avoid income and other taxes. Differences in timing between the receipt of income and the payment of expenses in arriving at taxable income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis or liquidate funds on adverse terms to meet the REIT qualification distribution requirements.

                               ITEM 2. PROPERTIES
GENERAL

     As of December 31, 2002, we owned 493 in-service office, industrial and retail properties, encompassing approximately 37.1 million rentable square feet, and 213 apartment units. The following table sets forth information about our wholly-owned in-service properties at December 31, 2002:

                                                                     PERCENTAGE OF ANNUALIZED RENTAL REVENUE (1)
                                RENTABLE                          ------------------------------------------------
MARKET                         SQUARE FEET       OCCUPANCY        OFFICE        INDUSTRIAL     RETAIL      TOTAL
------                         -----------       ---------        ------        ----------     ------     --------
Atlanta..................       6,728,000            83.0%          11.2%           3.2%           --         14.4%
Research Triangle........       4,340,000            81.9           13.8            0.2            --         14.0
Kansas City..............       2,512,000(2)         94.5            4.3             --           8.6%        12.9
Tampa ...................       4,262,000            67.1(3)        12.2             --            --         12.2
Piedmont Triad...........       8,371,000            88.9            6.6            4.9            --         11.5
Nashville................       2,733,000            87.7           10.1             --            --         10.1
Richmond.................       2,764,000            95.0            8.4            0.5            --          8.9
Charlotte................       1,729,000            84.0            4.8            0.3            --          5.1
Memphis..................       1,215,000            80.8            4.3             --            --          4.3
Greenville...............       1,511,000            86.8            4.2            0.2            --          4.4
Columbia.................         426,000            67.4            1.1             --            --          1.1
Orlando..................         340,000            47.6            0.6             --            --          0.6
Other....................         181,000            74.7            0.5             --            --          0.5
                               -----------           ----           ----           ----          ----        -----
Total....................      37,112,000            84.0%(3)       82.1%           9.3%          8.6%       100.0%
                               ===========           ====           ====           ====          ====        =====

(1) Annualized Rental Revenue is December 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12, and excludes revenue associated with the rejected 816,000 square foot Intermedia (WorldCom) lease on December 31, 2002.

(2) Excludes basement space in the Country Club Plaza property of 527,000 square feet.

(3) The occupancy percentages have been reduced as a result of the rejection of the 816,000 square foot Intermedia (WorldCom) lease on December 31, 2002. The impact on Tampa's occupancy and Total occupancy was 19.1% and 2.2%, respectively.

     The following table sets forth information about our wholly-owned in-service and development properties as of December 31, 2002 and 2001:

                                                         DECEMBER 31, 2002                DECEMBER 31, 2001
                                                   -----------------------------   ----------------------------
                                                    RENTABLE     PERCENT LEASED/   RENTABLE     PERCENT LEASED/
                                                   SQUARE FEET     PRE-LEASED     SQUARE FEET     PRE-LEASED
                                                   -----------   ---------------  -----------   ---------------
 IN-SERVICE
   Office...................................       25,342,000         82.3%(1)     24,945,000         91.9%
   Industrial...............................       10,242,000         86.2         10,640,000         91.9
   Retail (2)...............................        1,528,000         97.0          1,636,000         96.0
                                                   ----------         ----         ----------         ----
     TOTAL..................................       37,112,000         84.0%(1)     37,221,000         91.9%
                                                   ==========         ====         ==========         ====
 DEVELOPMENT COMPLETED - NOT STABILIZED
   Office...................................          231,000         61.3%         1,490,000         58.4%
   Industrial...............................           60,000         50.0            200,000         39.2
   Retail...................................               --           --             20,000         90.0
                                                   ----------         ----         ----------         ----
     TOTAL..................................         291,000          59.0%         1,710,000         56.5%
                                                   ==========         ====         ==========         ====
 IN-PROCESS
   Office ..................................          40,000           0.0%           739,000         74.9%
                                                   ----------         ----         ----------         ----
     TOTAL..................................          40,000           0.0%           739,000         74.9%
                                                   ==========         ====         ==========         ====
 TOTAL
   Office...................................       25,613,000                      27,174,000
   Industrial...............................       10,302,000                      10,840,000
   Retail (2)...............................        1,528,000                       1,656,000
                                                   ----------                      ----------
     TOTAL..................................       37,443,000                      39,670,000
                                                   ==========                      ==========

(1) The occupancy percentages have been reduced as a result of the rejection of the 816,000 square foot Intermedia (WorldCom) lease on December 31, 2002. The impact on Office occupancy and Total occupancy was 3.2 % and 2.2%, respectively.

(2) Excludes basement space in the Country Club Plaza property of 527,000 square feet.

CUSTOMERS

     The following table sets forth information concerning the 20 largest customers of our wholly-owned properties as of December 31, 2002, excluding revenue related to the rejection of the 816,000 square foot Intermedia (WorldCom) lease on December 31, 2002:

                                                                                                                    AVERAGE
                                                                                                                   REMAINING
                                                                                               PERCENT OF TOTAL      LEASE
                                                  NUMBER       RENTABLE      ANNUALIZED           ANNUALIZED        TERM IN
CUSTOMERS                                        OF LEASES   SQUARE FEET   RENTAL REVENUE (1)  RENTAL REVENUE (1)    YEARS
---------                                        ---------   -----------   ------------------  -----------------   ---------
                                                                           ($ IN THOUSANDS)
Federal Government..............................      62       742,378         $  14,892              3.38%              4.6
AT&T............................................       8       617,477            11,669              2.65               4.9
Price Waterhouse Coopers........................       6       297,795             6,932              1.57               7.3
US Airways......................................       6       414,059             6,910              1.57               4.9
State of Georgia................................      10       356,993             6,783              1.54               6.0
Capital One Services............................       6       361,968             6,329              1.43               5.9
Sara Lee........................................      10     1,230,534             4,605              1.04               2.4
IBM.............................................       7       216,505             4,453              1.01               2.6
Bell South......................................      11       212,011             4,441              1.01               1.3
Northern Telecom................................       1       246,000             3,235              0.73               5.2
WorldCom and Affiliates ........................      15       166,869             3,206              0.73               3.0
Lockton Companies...............................       1       127,485             3,117              0.71              12.2
Bank of America.................................      23       152,017             3,003              0.68               2.3
Volvo...........................................       5       214,783             2,979              0.68               6.6
Hartford Insurance..............................       6       134,021             2,900              0.66               3.3
T-Mobile USA....................................       3       120,561             2,831              0.64               3.5
Business Telecom................................       4       147,379             2,795              0.63               2.4
Ford Motor Company..............................       2       126,045             2,609              0.59               7.2
Carlton Fields..................................       2        95,771             2,475              0.56               1.5
BB&T............................................       6       157,290             2,431              0.55               7.8
                                                     ---    -----------        ---------             -----               ---
TOTAL...........................................     194     6,137,941         $  98,595             22.36%              4.8
                                                     ===    ==========         =========             =====               ===

(1) Annualized Rental Revenue is December 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

     The following tables set forth information about leasing activities at our wholly-owned in-service properties (excluding apartment units) for the years ended December 31, 2002, 2001 and 2000.

                                                            2002                                       2001
                                           ----------------------------------------   ----------------------------------------
                                              OFFICE       INDUSTRIAL      RETAIL        OFFICE      INDUSTRIAL       RETAIL
                                           -----------    -----------   -----------   -----------   -----------    -----------
NET  EFFECTIVE  RENTS  RELATED TO RE-LEASED
SPACE:
Number of lease transactions (signed
leases)...................................         647            137            56           538           107             44
Rentable square footage leased............   3,201,341      2,208,742       176,528     2,782,331     1,524,276        125,992
Average per rentable square foot over the
lease term:...............................

   Base rent.............................. $     17.15    $      4.12   $     21.22   $     17.24   $      4.99    $     21.06
   Tenant improvements....................       (1.15)         (0.36)        (1.52)        (1.10)        (0.27)         (1.16
   Leasing commissions....................       (0.68)         (0.15)        (0.74)        (0.70)        (0.11)         (0.61
   Rent concessions.......................       (0.26)         (0.04)        (0.02)        (0.06)        --             (0.06
                                           -----------    -----------   -----------   -----------   -----------    -----------
   Effective rent......................... $     15.06    $      3.57   $     18.94   $     15.38   $      4.61    $     19.23
   Expense stop (1).......................       (5.25)         (0.25)        (0.30)        (3.84)        (0.43)         --
                                           -----------    -----------   -----------   -----------   -----------    -----------
   Equivalent effective net rent.......... $      9.81    $      3.32   $     18.64   $     11.54   $      4.18    $     19.23
                                           ===========    ===========   ===========   ===========   ===========    ===========
Average term in years.....................        4.0            4.4           6.4           4.8           2.6            7.5
                                           ===========    ===========   ===========   ===========   ===========    ===========

RENTAL RATE TRENDS:
Average final rate with expense
pass-throughs............................. $     17.39    $      4.34   $     15.82   $     15.66   $      4.76    $     14.08
Average first year cash rental rate....... $     16.20    $      4.10   $     20.67   $     16.34   $      4.73    $     18.06
                                           -----------    -----------   -----------   -----------   -----------    -----------
Percentage (decrease)/increase............       (6.84)%        (5.53)%       30.69%         4.34%        (0.80)%        28.26
                                           ===========    ===========   ===========   ===========   ===========    ===========

CAPITAL EXPENDITURES RELATED TO RE-LEASED
SPACE:
Tenant Improvements:
   Total dollars committed under signed
   leased................................. $17,805,616    $ 4,169,066   $ 2,288,953   $17,234,770   $ 1,535,052    $ 1,526,553
   Rentable square feet...................   3,201,341      2,208,742       176,528     2,782,331     1,524,276        125,992
                                           -----------    -----------   -----------   -----------   -----------    -----------
   Per rentable square foot............... $      5.56    $      1.89   $     12.97   $      6.19   $      1.01    $     12.12
                                           ===========    ===========   ===========   ===========   ===========    ===========

Leasing Commissions:
   Total dollars committed under signed
   leased................................. $ 4,972,806    $ 1,070,939   $   382,972   $ 7,648,567   $   468,962    $   424,192
   Rentable square feet...................   3,201,341      2,208,742       176,528     2,782,331     1,524,276        125,992
                                           -----------    -----------   -----------   -----------   -----------    -----------
   Per rentable square foot............... $      1.55    $      0.48   $      2.17   $      2.75   $      0.31    $      3.37
                                           ===========    ===========   ===========   ===========   ===========    ===========

Total:
   Total dollars committed under signed
   leased................................. $22,778,422    $ 5,240,005   $ 2,671,925   $24,883,337   $ 2,004,013    $  1,950,745
   Rentable square feet...................   3,201,341      2,208,742       176,528     2,782,331     1,524,276        125,992
                                           -----------    -----------   -----------   -----------   -----------    -----------
   Per rentable square foot............... $      7.11    $      2.37   $     15.14   $      8.94   $      1.31    $     15.48
                                           ===========    ===========   ===========   ===========   ===========    ===========

                                                            2000
                                           ----------------------------------------
                                              OFFICE      INDUSTRIAL       RETAIL
                                           -----------    ----------    -----------
NET  EFFECTIVE  RENTS  RELATED TO RE-LEASED
SPACE:
Number of lease transactions (signed
leases)...................................         801           174             71
Rentable square footage leased............   4,166,054     2,373,244        162,866
Average per rentable square foot over the
lease term:...............................
   Base rent.............................. $     17.05   $      4.64    $     21.99
   Tenant improvements....................       (1.20)        (0.24)         (1.41)
   Leasing commissions....................       (0.50)        (0.12)         (0.60)
   Rent concessions.......................       (0.03)           --             --
                                           -----------   -----------    -----------
   Effective rent......................... $     15.32   $      4.28    $     19.98
   Expense stop (1).......................       (4.76)        (0.23)         (0.03)
                                           -----------   -----------    -----------
   Equivalent effective net rent.......... $     10.56   $      4.05    $     19.95
                                           ===========   ===========    ===========
Average term in years.....................        4.6           4.1            7.0
                                           ===========   ===========    ===========

RENTAL RATE TRENDS:
Average final rate with expense
pass-throughs............................. $     15.56   $      4.16    $     15.71
Average first year cash rental rate....... $     16.33   $      4.46    $     19.89
                                           -----------   -----------    -----------
Percentage (decrease)/increase............        4.90%         7.20%         26.60%
                                           ===========   ===========    ===========

CAPITAL  EXPENDITURES  RELATED TO RE-LEASED
SPACE:
Tenant Improvements:
   Total  dollars  committed  under  signed$
   leased.................................  24,215,684   $ 2,279,129    $ 2,252,002
   Rentable square feet...................   4,166,054     2,373,244        162,866
                                           -----------   -----------    -----------
   Per rentable square foot............... $      5.81   $      0.96    $     13.83
                                           ===========   ===========    ===========

Leasing Commissions:
   Total dollars committed under signed
   leased................................. $ 9,398,696   $ 1,203,586    $   530,437
   Rentable square feet...................   4,166,054     2,373,244        162,866
                                           -----------   -----------    -----------
   Per rentable square foot............... $      2.26   $      0.51    $      3.26
                                           ===========   ===========    ===========

Total:
   Total  dollars  committed  under  signed
   leased................................. $33,614,380   $ 3,482,715    $ 2,782,439
   Rentable square feet...................   4,166,054     2,373,244        162,866
                                           -----------   -----------    -----------
   Per rentable square foot............... $      8.07   $      1.47    $     17.08
                                           ===========   ===========    ===========

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

     The following tables on pages 11 and 12 set forth scheduled lease expirations for executed leases at our wholly-owned properties (excluding apartment units) as of December 31, 2002, assuming no tenant exercises renewal options. The following scheduled lease expirations exclude the rejection of the 816,000 square foot Intermedia (WorldCom) lease on December 31, 2002.

OFFICE PROPERTIES:

                                                                                     AVERAGE       PERCENT OF
                                                                                      ANNUAL        ANNUALIZED
                                 RENTABLE       PERCENTAGE OF       ANNUALIZED     RENTAL RATE    RENTAL REVENUE
                                SQUARE FEET        LEASED         RENTAL REVENUE    PER SQUARE     REPRESENTED
                 NUMBER OF       SUBJECT TO     SQUARE FOOTAGE        UNDER          FOOT FOR          BY
    LEASE         LEASES         EXPIRING       REPRESENTED BY       EXPIRING      EXPIRATIONS      EXPIRING
   EXPIRING      EXPIRING          LEASES      EXPIRING LEASES       LEASES (1)                    LEASES (1)
-------------   -----------     ------------   ----------------  ----------------  ------------   -------------
                                                                 ($ in thousands)
2003 (2)              761         4,044,936          19.3%        $      70,361    $     17.39            19.4%
2004                  498         2,767,455          13.3                49,612          17.93            13.7
2005                  535         3,331,798          16.0                59,293          17.80            16.4
2006                  324         2,843,860          13.6                51,583          18.14            14.2
2007                  246         2,024,252           9.7                33,864          16.73             9.3
2008                  108         1,998,952           9.6                30,851          15.43             8.5
2009                   40           838,814           4.0                14,047          16.75             3.9
2010                   38           841,052           4.0                17,713          21.06             4.9
2011                   40           954,988           4.6                18,576          19.45             5.1
2012                   29           685,237           3.3                10,378          15.15             2.9
Thereafter            104           536,623           2.6                 6,186          11.53             1.7
                ---------       -----------    ----------         -------------    -----------    ------------
                    2,723        20,867,967         100.0%        $     362,464    $     17.37           100.0%
                =========       ===========    ==========         =============    ===========    ============

INDUSTRIAL PROPERTIES:

                                                                                     AVERAGE       PERCENT OF
                                                                                      ANNUAL        ANNUALIZED
                                 RENTABLE       PERCENTAGE OF       ANNUALIZED     RENTAL RATE    RENTAL REVENUE
                                SQUARE FEET        LEASED         RENTAL REVENUE    PER SQUARE     REPRESENTED
                 NUMBER OF       SUBJECT TO     SQUARE FOOTAGE        UNDER          FOOT FOR          BY
    LEASE         LEASES         EXPIRING       REPRESENTED BY       EXPIRING      EXPIRATIONS      EXPIRING
   EXPIRING      EXPIRING          LEASES      EXPIRING LEASES       LEASES (1)                    LEASES (1)
-------------   -----------     ------------   ----------------  ----------------  ------------   -------------
                                                                 ($ in thousands)
2003 (3)              135         1,711,921          19.5%        $       8,204    $      4.79            20.3%
2004                   99         2,508,687          28.7                 9,866           3.93            24.4
2005                   76         1,099,777          12.5                 5,347           4.86            13.2
2006                   40           821,554           9.4                 4,505           5.48            11.1
2007                   38         1,630,860          18.6                 6,948           4.26            17.1
2008                   11           254,067           2.9                 1,498           5.90             3.7
2009                    8           318,813           3.6                 2,366           7.42             5.8
2010                    3            46,508           0.5                   349           7.50             0.9
2011                    2            35,475           0.4                   178           5.02             0.4
2012                    2            44,447           0.5                   255           5.74             0.6
Thereafter             15           299,619           3.4                 1,016           3.39             2.5
                ---------       -----------    ----------         -------------    -----------    ------------
                      429         8,771,728         100.0%        $      40,532    $      4.62           100.0%
                =========       ===========    ==========         =============    ===========    ============

(1) Annualized Rental Revenue is December 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(2) Includes 195,000 square feet of leases that are on a month-to-month basis, or 0.8% of total annualized revenue.

(3) Includes 469,000 square feet of leases that are on a month-to-month basis, or 0.4% of total annualized revenue.

RETAIL PROPERTIES:

                                                                                     AVERAGE       PERCENT OF
                                                                                      ANNUAL        ANNUALIZED
                                 RENTABLE       PERCENTAGE OF       ANNUALIZED     RENTAL RATE    RENTAL REVENUE
                                SQUARE FEET        LEASED         RENTAL REVENUE    PER SQUARE     REPRESENTED
                 NUMBER OF       SUBJECT TO     SQUARE FOOTAGE        UNDER          FOOT FOR          BY
    LEASE         LEASES         EXPIRING       REPRESENTED BY       EXPIRING      EXPIRATIONS      EXPIRING
   EXPIRING      EXPIRING          LEASES      EXPIRING LEASES       LEASES (1)                    LEASES (1)
-------------   -----------     ------------   ----------------  ----------------  ------------   -------------
                                                                 ($ in thousands)
2003 (2)               49           136,326          9.2%         $       2,972    $     21.80             7.8%
2004                   39           207,103          14.0                 2,775          13.40             7.3
2005                   37            90,821          6.1                  2,687          29.59             7.0
2006                   33           101,041          6.8                  2,621          25.94             6.9
2007                   39           116,915          7.9                  2,723          23.29             7.1
2008                   24           123,459          8.3                  4,257          34.48            11.2
2009                   23           154,317          10.4                 3,555          23.04             9.3
2010                   16            89,890          6.1                  2,573          28.62             6.7
2011                   18            73,392          5.0                  2,400          32.70             6.3
2012                   10            53,263          3.6                  1,908          35.82             5.0
Thereafter             20           335,657         22.6                  9,656          28.77            25.4
                ---------       -----------    ----------         -------------    -----------    ------------
                      308         1,482,184        100.0%         $      38,127    $     25.72           100.0%
                =========       ===========    ==========         =============    ===========    ============

TOTAL:

                                                                                     AVERAGE       PERCENT OF
                                                                                      ANNUAL        ANNUALIZED
                                 RENTABLE       PERCENTAGE OF       ANNUALIZED     RENTAL RATE    RENTAL REVENUE
                                SQUARE FEET        LEASED         RENTAL REVENUE    PER SQUARE     REPRESENTED
                 NUMBER OF       SUBJECT TO     SQUARE FOOTAGE        UNDER          FOOT FOR          BY
    LEASE         LEASES         EXPIRING       REPRESENTED BY       EXPIRING      EXPIRATIONS      EXPIRING
   EXPIRING      EXPIRING          LEASES      EXPIRING LEASES       LEASES (1)                    LEASES (1)
-------------   -----------     ------------   ----------------  ----------------  ------------   -------------
                                                                 ($ in thousands)
2003 (3)              945         5,893,183         19.0%         $      81,537    $     13.84            18.5%
2004                  636         5,483,245         17.7                 62,253          11.35            14.1
2005                  648         4,522,396         14.5                 67,327          14.89            15.3
2006                  397         3,766,455         12.1                 58,709          15.59            13.3
2007                  323         3,772,027         12.1                 43,535          11.54             9.9
2008                  143         2,376,478          7.6                 36,606          15.40             8.3
2009                   71         1,311,944          4.2                 19,968          15.22             4.5
2010                   57           977,450          3.1                 20,635          21.11             4.7
2011                   60         1,063,855          3.4                 21,154          19.88             4.8
2012                   41           782,947          2.5                 12,541          16.02             2.8
Thereafter            139         1,171,899          3.8                 16,858          14.39             3.8
                ---------       -----------    ----------         -------------    -----------    ------------
                    3,460        31,121,879        100.0%         $     441,123    $     14.17           100.0%
                =========       ===========    ==========         =============    ===========    ============

(1) Annualized Rental Revenue is December 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(2) Includes 47,000 square feet of leases that are on a month-to-month basis, or 0.1% of total annualized revenue.

(3) Includes 711,000 square feet of leases that are on a month-to-month basis, or 1.3% of total annualized revenue.

CAPITAL RECYCLING PROGRAM

     The following table summarizes our capital recycling program during 2002 ($ in thousands):

DISPOSITION ACTIVITY

                                                              BUILDING    DATE       RENTABLE        SALES
PROPERTY                                 MARKET               TYPE (1)    SOLD      SQUARE FEET      PRICE
--------                                 ------------------   --------   --------   -----------   ------------
Romac                                    Tampa                   O       01/10/02       128,000   $    20,200
Parkway Plaza Building Nine              Charlotte               I       04/04/02       110,000         5,922
Alston & Bird                            Charlotte               O       05/13/02        45,000         8,500
7327 & 7339 West Friendly Avenue         Piedmont Triad          I       05/21/02        23,000         1,272
International Place III                  Memphis                 O       05/23/02       214,000        38,270
Reo Building                             Tampa                   O       05/30/02        76,000         5,155
Amica and Arrowwood                      Research Triangle       O       05/31/02        78,000         7,200
4900 Main Building                       Kansas City             O       05/31/02       182,000        29,000
Twin Lakes Distribution Center           Charlotte               I       10/10/02       347,000        10,350
Brymar Building                          Kansas City             O       10/18/02        56,000         2,535
Eastshore I, II, III & Cat Financial     Richmond/Nashville      O       11/26/02       538,000        90,034
Oakridge Office Park                     Orlando                 O       12/18/02       316,000        22,175
Red Bridge Shops                         Kansas City             R       12/18/02       141,000         7,000
Brookfield YMCA                          Greenville              I       12/31/02        16,000         1,050
                                                                                    -----------   -----------
TOTAL                                                                                 2,270,000   $   248,663
                                                                                    ===========   ===========

(1)  O    = Office
     I   = Industrial
     R   = Retail

JOINT VENTURE ACTIVITY

     On June 26, 2002, we acquired our joint venture partner's interest in MG-HIW Rocky Point, LLC, which owned Harborview Plaza, to bring our ownership interest in that entity from 50.0% to 100.0%. At that time, we consolidated the assets and liabilities, and recorded income and expenses of the entity on a consolidated basis.

     On September 11, 2002, we contributed Harborview Plaza to SF-HIW Harborview Plaza, LP, a newly formed joint venture with a different partner, in exchange for a 20.0% limited partnership interest and $12.1 million of cash.

DEVELOPMENT ACTIVITY

     The following wholly-owned development projects were placed in service during 2002 ($ in thousands):

PLACED IN-SERVICE

                                                                      MONTH                      COST A
                                                         BUILDING     PLACED      RENTABLE     DECEMBER 31
NAME                               MARKET                TYPE (1)   IN-SERVICE   SQUARE FEET      2002
-------------------------------    -----------------     --------   ----------   -----------   -----------
Verizon Wireless                   Greenville                O          Jan-02       193,000   $    15,996
380 Park Place                     Tampa                     O          Jan-02        82,000        10,064
Innslake                           Richmond                  O          Feb-02        65,000         7,625
Holden Road                        Piedmont Triad            I          Mar-02        64,000         2,621
Centre Green Two                   Research Triangle         O          Apr-02        97,000        11,293
Highwoods Tower II                 Research Triangle         O          May-02       167,000        25,570
Cool Springs II                    Nashville                 O          May-02       205,000        23,931
North Shore Commons A              Richmond                  O          May-02       115,000        14,702
Stony Point III                    Richmond                  O          May-02       107,000        11,866
ParkWest One                       Research Triangle         O          Jun-02        46,000         4,637
1825 Century Center                Atlanta                   O          Jul-02       101,000        15,894
Hickory Trace                      Nashville                 O          Sep-02        52,000         7,475
Met Life Building at Brookfield    Greenville                O          Sep-02       115,000        13,486
Newpoint IV                        Atlanta                   I          Oct-02       135,000         5,061
Centre Green Four                  Research Triangle         O          Oct-02       100,000         9,682
1501 Highwoods Boulevard           Piedmont Triad            O          Nov-02        98,000        10,313
Shadow Creek II                    Memphis                   O          Nov-02        81,000         7,284
GlenLake I                         Research Triangle         O          Nov-02       158,000        20,320
Granada Shops                      Kansas City               R          Nov-02        19,000         4,552
                                                                                 -----------   -----------
                                                                                   2,000,000       222,372
                                                                                 ===========   ===========

PLACED IN-SERVICE AND SOLD

International Place III            Memphis                   O          May-02       214,000        34,000 (2)
                                                                                 -----------   -----------
TOTAL                                                                              2,214,000   $   256,372
                                                                                 ===========   ===========

(1)   O   = Office
      I = Industrial
      R = Retail

(2)   Project was sold on May 23, 2002 for $38.3 million.

IN-PROCESS

     As of December 31, 2002, we were developing three suburban office properties and one industrial property, totaling 331,000 rentable square feet. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with a 50.0% joint venture partner (and therefore, is not included in the following table) one additional property totaling 285,000 rentable square feet. At December 31, 2002, this development project had an aggregate budgeted cost of $69.0 million and was 56.5% pre-leased.

                                                           RENTABLE
                                      BUILDING    SQUARE   ESTIMATED   COST AT    PRE-LEASING   ESTIMATED   ESTIMATED
NAME                       MARKET     TYPE (1)     FEET      COST      12/31/02    PERCENTAGE   COMPLETION  STABILIZATION
----                    -----------   --------   -------   ---------   --------   -----------   ----------  -------------
                                                             ($ in thousands)
OFFICE:

Catawba (2)             Research
                         Triangle         O       40,000   $   4,030   $  2,105             0%        2Q03       2Q04

Seven Springs I (3)     Nashville         O      131,000      15,556     13,371            76         1Q02       3Q03

801 Raleigh Corporate   Research
 Center (3)              Triangle         O      100,000      12,016      9,802            42         4Q02       2Q04

Tradeport V (3)         Atlanta           I       60,000       2,913      2,851            50         4Q02       4Q03
                                                 -------   ---------   --------   -----------
TOTAL OR WEIGHTED AVERAGE                        331,000   $  34,515   $ 28,129            52%
                                                 =======   =========   ========   ===========

(1)   O     = Office
      I   = Industrial

(2)  Redevelopment project in process.
(3) Completed but not stabilized properties, which contributed in the aggregate $138,000 in net operating income in the fourth quarter of 2002.

DEVELOPMENT LAND

     We estimate that we can develop approximately 13.8 million square feet of office, industrial and retail space on our wholly-owned development land. All of this development land is zoned and available for office, industrial or retail development, substantially all of which has utility infrastructure already in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us a development advantage over other commercial real estate development companies in many of our markets. Any future development, however, is dependent on the demand for industrial or office space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the development land. In addition, if construction is undertaken on the development land, we will be subject to the risks associated with construction activities, including the risk that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense.

                            ITEM 3. LEGAL PROCEEDINGS

     We are a party to a variety of legal proceedings arising in the ordinary course of our business. We believe that we are adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse effect on our business, financial condition and results of operations.

     We reserved $2.7 million in September 2002 for the probable and estimated losses related to various legal proceedings from previously completed mergers and acquisitions.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                  ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company is the sole general partner of the Operating Partnership. The following table sets forth information with respect to the Company's executive officers:

NAME                      AGE                              POSITION AND BACKGROUND
---------------------   -------  ---------------------------------------------------------------------------------
Ronald P. Gibson         58      Director, President and Chief Executive Officer.
                                 Mr.  Gibson is one of our  founders  and has  served as  president  or  managing partner  of our predecessor since its formation in 1978.
Edward J. Fritsch        44      Director, Executive Vice President, Chief Operating Officer and Secretary.
                                 Mr. Fritsch joined us in 1982 and was a partner of our predecessor.
Gene H. Anderson         57      Director and Senior Vice President.
                                 Mr. Anderson manages the operations of our Georgia  properties and the
                                 Piedmont Triad division of North Carolina. Mr. Anderson was the founder and president of Anderson Properties,  Inc. prior to its merger with the Company.
Michael F. Beale         49      Senior Vice President.
                                 Mr. Beale is responsible  for our  operations in Florida.  Prior to joining us in
                                 2000, Mr. Beale was vice president of Koger Equity, Inc.
Michael E. Harris        53      Senior Vice President.
                                 Mr. Harris is responsible for our operations in Tennessee,  Missouri,  Kansas and Charlotte.  Mr. Harris was executive  vice  president of Crocker Realty
                                 Trust prior to its merger with us. Before joining  Crocker Realty Trust,  Mr.
                                 Harris served as senior vice  president,  general counsel and chief  financial officer of Towermarc  Corporation,  a privately  owned real estate  development firm.  Mr. Harris is a member of the Advisory  Board of Directors at
                                 SouthTrust  Bank of Memphis, and Allen & Hoshall, Inc.
Carman J. Liuzzo         42      Vice President, Chief Financial Officer and Treasurer.
                                 Prior to joining us in 1994,  Mr.  Liuzzo was vice  president  and chief accounting  officer for Boddie-Noell  Enterprises,  Inc. and  Boddie-Noell
                                 Restaurant  Properties,  Inc. Mr. Liuzzo is a certified public accountant.
Mack D. Pridgen III      53      Vice President and General Counsel.
                                 Prior to joining us in 1997,  Mr.  Pridgen was a partner in the law firm of Smith
                                 Helms Mulliss &  Moore,  L.L.P.  and prior to that a partner with Arthur
                                 Andersen & Co. Mr. Pridgen is an attorney and a certified public accountant.

                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND DISTRIBUTIONS

     There is no established public trading market for the Common Units. The following table sets forth the cash distributions paid per Common Unit during each quarter.

QUARTER                                            2002              2001
ENDED:                                         DISTRIBUTIONS    DISTRIBUTIONS
---------                                      -------------    -------------
March 31..................................     $       .585     $         .57
June 30...................................             .585               .57
September 30..............................             .585              .585
December 31...............................             .585              .585

     To maintain its qualification as a REIT, the Company must distribute to its stockholders at least 90.0% of REIT taxable income. The following factors will affect cash flows from operating activities and, accordingly, influence the decisions of the Company's board of directors regarding distributions by the Operating Partnership:

        . debt service requirements after taking into account debt covenants and the repayment and restructuring of certain indebtedness;

        .      scheduled increases in base rents of existing leases;

        . changes in rents attributable to the renewal of existing leases or replacement leases;

        . changes in occupancy rates at existing properties and execution of leases for newly acquired or developed properties; and

        .      operating expenses and capital replacement needs.

     As of March 7, 2003, there were 168 holders of record of Common Units (other than the Company).

                         ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information for the Operating Partnership as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 ($ in thousands, except per unit amounts):

                                                                          YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                        2002         2001          2000         1999         1998
                                                    -----------  -----------   -----------  -----------  -----------
Operating Data:
   Rental revenue.................................  $   454,122  $   469,134   $   509,669  $   542,012  $   479,856
   Other income...................................       20,839       30,230        19,959       16,686       12,956
                                                    -----------  -----------   -----------  -----------  -----------
   Total revenue..................................      474,961      499,364       529,628      558,698      492,812
   Rental property operating expenses.............     (142,686)    (144,443)     (148,407)    (167,903)    (149,829)
   Depreciation and amortization..................     (126,636)    (113,415)     (112,876)    (108,000)     (88,321)
   Interest expense...............................     (109,897)    (104,473)     (108,795)    (111,385)     (93,959)
   Cost of unsuccessful transactions..............           --           --            --       (1,500)        (146)
   General and administrative (includes $913
    nonrecurring compensation expense in 2002)....      (23,644)     (21,086)      (23,069)     (22,338)     (20,625)
   Litigation reserve.............................       (2,700)          --            --           --           --
   Gain on disposition of land and depreciable
   assets.........................................       12,250       16,197         4,657        7,997        1,716
                                                    -----------   ----------   -----------  -----------  -----------
   Income from continuing operations..............       81,648      132,144       141,138      155,569      141,648
   Total discontinued operations..................       26,694       18,823        17,299       11,357        9,487
   Extraordinary item - loss on early
   extinguishment of debt.........................         (378)        (714)       (4,732)      (7,341)        (387)
                                                    -----------   ----------   -----------  -----------  -----------
   Net income.....................................      107,964      150,253       153,705      159,585      150,748
   Distributions on preferred units...............      (30,852)     (31,500)      (32,580)     (32,580)     (30,092)
                                                    -----------  -----------   -----------  -----------  -----------
   Net income available for common unitholders....  $    77,112  $   118,753   $   121,125  $   127,005  $   120,656
                                                    ===========  ===========   ===========  ===========  ===========
   NET INCOME PER COMMON UNIT - BASIC:
    Income from continuing operations.............  $      0.85  $      1.64   $      1.62  $      1.75  $      1.72
                                                    ============ ============  ============ ============ ============
   Net income.....................................  $      1.29  $      1.93   $      1.81  $      1.81  $      1.86
                                                    ============ ============  ============ ============ ============
   NET INCOME PER COMMON UNIT - DILUTED:

     Income from continuing operations............  $      0.84  $      1.63   $      1.61  $      1.75  $      1.71
                                                    ===========  ===========   ===========  ===========  ===========
     Net income...................................  $      1.28  $      1.92   $      1.80  $      1.81  $      1.85
                                                    ===========  ===========   ===========  ===========  ===========
   Distributions declared per common unit.........  $      2.34  $      2.31   $      2.25  $      2.19  $      2.10
                                                    ============ ===========   ===========  ===========  ===========

BALANCE SHEET DATA:

   Net real estate assets.........................  $ 3,003,919  $ 3,160,308   $ 2,992,084  $ 3,548,688  $ 3,793,630
   Total assets...................................    3,345,054    3,588,555     3,661,037    3,972,079    4,247,700
   Total mortgages and notes payable..............    1,489,220    1,672,230     1,568,019    1,719,117    1,906,216
   Redeemable operating partnership units.........      520,633      556,975       579,683      597,780      652,893

OTHER DATA:

   Cash flows provided by operating activities....  $   203,008  $   249,080   $   257,979  $   234,443  $   261,479
   Cash flows provided by/(used in) investing
   activities.....................................      186,353     (110,801)      251,599      153,986     (953,381)
   Cash flows (used in)/provided by financing
   activities.....................................     (379,425)    (239,971)     (441,007)    (385,210)     713,782
   Funds from operations (1)......................      203,110      237,661       251,929      244,916      211,844

   Number of in-service properties................          493          498           493          563          658
   Total rentable square feet.....................   37,112,000   37,221,000    36,183,000   38,976,000   44,642,000

(1) We consider funds from operations ("FFO") to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operating, investing or financing activities as defined by Generally Accepted Accounting Principles ("GAAP"). It should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all cash needs, including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to our calculation of FFO.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading "Business". You can identify forward-looking statements by our use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

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

OVERVIEW

     The Operating Partnership is managed by its general partner, the Company, a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since our formation in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by the Operating Partnership. At December 31, 2002, we:

        . owned 493 in-service office, industrial and retail properties, encompassing approximately 37.1 million rentable square feet and 213 apartment units;

        . owned an interest (50.0% or less) in 77 in-service office and industrial properties, encompassing approximately 7.5 million rentable square feet and 418 apartment units;

        . owned 1,308 acres of undeveloped land suitable for future development; and

        . were developing an additional five properties, which will encompass approximately 616,000 rentable square feet (including one property encompassing 285,000 rentable square feet that we are developing with a 50.0% joint venture partner).

     The following summarizes our capital recycling program during the past three years ending December 31, 2002:

                                                       2002          2001          2000
                                                   -----------   -----------   -----------
OFFICE, INDUSTRIAL AND RETAIL PROPERTIES:
   (rentable square feet in thousands)
     Dispositions.............................          (2,270)         (268)       (4,743)
     Contributions to Joint Ventures..........              --          (118)       (2,199)
     Developments Placed In-Service...........           2,214         1,351         3,480
     Redevelopment............................             (52)           --            --
     Acquisitions.............................              --            72           669
                                                   -----------   -----------   -----------
     Net Change...............................            (108)        1,037        (2,793)
                                                   ===========   ===========   ===========

APARTMENT PROPERTIES:
   (in units)
     Dispositions.............................              --        (1,672)           --
                                                   ===========   ===========   ===========

     In addition to the above capital recycling activity, the Company repurchased $4.8 million, $148.8 million and $101.8 million of Common Stock and Common Units during 2002, 2001 and 2000, respectively, and $18.5 million of Preferred Stock during 2001. This represents aggregate repurchases of $273.9 million of Common Stock, Common Units and Preferred Stock since January 1, 2000.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2002, the Company owned 88.4% of the Common Units in the Operating Partnership.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements contained elsewhere in this Annual Report. Our Consolidated Financial Statements include the accounts of the Operating Partnership and its majority-controlled affiliates. For a discussion of our accounting policies with respect to our investments in unconsolidated affiliates, see "-Investments in Joint Ventures." The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from our estimates.

     The estimates used in the preparation of our Consolidated Financial Statements are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2002. However, certain of our significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements. Management has reviewed our critical accounting policies and estimates with the audit committee of the Company's board of directors and the Company's independent auditors.

     We consider our critical accounting policies to be those used in the determination of the reported amounts and disclosure related to the following:

        .      Impairment of long-lived assets;

        .      Allowance for doubtful accounts;

        .      Capitalized costs;

        .      Fair value of derivative instruments;

        .      Rental revenue; and

        .      Investments in joint ventures.

     Impairment of long-lived assets. Real estate and leasehold improvements are classified as long-lived assets held for sale or as long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we record assets held for sale at the lower of the carrying amount or fair value less cost to sell. The impairment loss is the amount by which the carrying amount exceeds the fair value less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered from their undiscounted future operating cash flows and we recognize an impairment loss to the extent we believe the carrying amount is not recoverable. Our estimates of the undiscounted future operating cash flows expected to be generated are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the undiscounted future operating cash flows estimated by us in our impairment analyses may not be achieved and we may be required to recognize future impairment losses on our properties.

     Allowance for doubtful accounts. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as the credit quality of our tenants, delinquent payments, historical trends and current economic conditions. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions regarding the collectibility of accounts receivables prove incorrect, we could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of our allowance for doubtful accounts.

     Capitalized costs. Expenditures directly related to both the development of real estate assets and the leasing of properties are included in net real estate assets and are stated at cost in the consolidated balance sheets. The development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. The leasing expenditures include all general and administrative costs, including salaries incurred in connection with successfully securing leases on the properties. Estimated costs related to unsuccessful leases are expensed as incurred. If our assumptions regarding the successful efforts of development and leasing are incorrect, the resulting adjustments could impact earnings.

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

     To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing modes, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

     Rental revenue. Rental revenue is comprised of base rent; recoveries from tenants which represent reimbursements for certain costs as provided in the lease agreements such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs, parking and other income and termination fees which relate to specific tenants, each of whom has paid a fee to terminate its lease obligation before the end of the contracted term on the lease.

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

     Investments in joint ventures. As of December 31, 2002, our investments in unconsolidated affiliates consist of one corporation, eight limited liability companies, four limited partnerships and two general partnerships. We account for our investments in unconsolidated affiliates under the equity method of accounting as we exercise significant influence, but do not control these entities. Our unconsolidated corporation is controlled by an unrelated third party that owns more than 50.0% of the outstanding voting stock. We have a 50.0% or less ownership interest in the unconsolidated limited liability companies and, under the terms of the various operating agreements, do not have any participating rights. We have a 50.0% or less ownership interest in the unconsolidated limited partnerships and general partnerships. Although we have an interest in two unconsolidated general partnerships and are the general partner in three of the unconsolidated limited partnerships, under the terms of the various partnership agreements, we do not have control of the major operating and financial policies of these unconsolidated partnerships.

     These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated affiliates over the life of the property, which is generally 40 years.

     From time to time, we contribute real estate assets to an unconsolidated joint venture in exchange for a combination of cash and an equity interest in the venture. We record a partial gain on the contribution of the real estate assets to the extent of the third party investor's interest and record a deferred gain to the extent of our continuing interest in the unconsolidated joint venture.

RESULTS OF OPERATIONS

     On January 1, 2002, we adopted Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets", ("SFAS 144"). As described in Note 10 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations if the properties were either sold during 2002 or were held for sale at December 31, 2002 and met certain conditions as stipulated by SFAS 144. Accordingly, the operations and gain/(loss) from those properties disposed of during 2001 and 2000 were not reclassified to discontinued operations.

     The following table sets forth information regarding our results of operations for the years ended December 31, 2002, 2001 and 2000 ($ in millions):

                                                            YEAR ENDED DECEMBER 31,          2002         2001
                                                    ------------------------------------    TO 2001      TO 2000
                                                       2002         2001         2000      $ CHANGE     $ CHANGE
                                                   -----------  -----------  -----------  -----------  ------------
RENTAL REVENUE...................................  $     454.1  $     469.1  $      509.7 $     (15.0) $      (40.6)

OPERATING EXPENSES:
   Rental property...............................        142.7        144.4        148.4         (1.7)         (4.0)
   Depreciation and amortization.................        126.6        113.4        112.9         13.2           0.5
   Interest expense:
     Contractual.................................        108.5        102.5        106.3          6.0          (3.8)
     Amortization of deferred financing costs....          1.4          2.0          2.5         (0.6)         (0.5)
                                                   -----------  -----------  -----------  -----------  ------------
                                                         109.9        104.5        108.8          5.4          (4.3)
   General and administrative (includes $913
    nonrecurring compensation expense in 2002)...         23.6         21.1         23.1          2.5          (2.0)
   Litigation reserve............................          2.7         --           --            2.7          --
                                                   -----------  -----------  -----------  -----------  ------------
     Total operating expenses....................        405.5        383.4        393.2         22.1          (9.8)
                                                   -----------  -----------  -----------  -----------  ------------

OTHER INCOME:
   Interest and other income.....................         13.1         22.0         16.8         (8.9)          5.2
   Equity in earnings of unconsolidated
    affiliates...................................          7.7          8.3          3.1         (0.6)          5.2
                                                   -----------  -----------  -----------  -----------  ------------
                                                          20.8         30.3         19.9         (9.5)         10.4
                                                   -----------  -----------  -----------  -----------  ------------
   Income before gain/(loss) on disposition of
    land and depreciable assets, discontinued
    operations and extraordinary item............         69.4        116.0        136.4        (46.6)        (20.4)

   Gain on disposition of land...................          6.9          4.7          6.4          2.2          (1.7)
   Gain/(loss) on disposition of depreciable
     assets......................................          5.3         11.5         (1.7)        (6.2)         13.2
                                                   -----------  -----------  -----------  -----------  ------------
                                                          12.2         16.2          4.7         (4.0)         11.5
   Income from continuing operations.............         81.6        132.2        141.1        (50.6)         (8.9)
DISCONTINUED OPERATIONS:
   Income from discontinued operations...........         14.4         18.8         17.3         (4.4)          1.5
   Gain on sale of discontinued operations.......         12.3           --           --         12.3            --
                                                   -----------  -----------  -----------  -----------  ------------
                                                          26.7         18.8         17.3          7.9           1.5
                                                   -----------  -----------  -----------  -----------  ------------
   Net income before extraordinary item..........        108.3        151.0        158.4        (42.7)         (7.4)
EXTRAORDINARY ITEM - LOSS ON EARLY
 EXTINGUISHMENT OF DEBT..........................         (0.4)        (0.7)        (4.7)         0.3           4.0
                                                   -----------  -----------  -----------  -----------  ------------
   Net income....................................        107.9        150.3        153.7        (42.4)         (3.4)
Distributions on preferred units:                        (30.8)       (31.5)       (32.6)         0.7           1.1
                                                   -----------  -----------  -----------  -----------  ------------
   NET INCOME AVAILABLE FOR CLASS A COMMON UNITS.  $      77.1  $     118.8  $     121.1  $     (41.7) $       (2.3)
                                                   ===========  ===========  ===========  ===========  ============

     Comparison of 2002 to 2001. Rental revenue from continuing operations decreased $15.0 million, or 3.2%, from $469.1 million for the year ended December 31, 2001 to $454.1 million for the year ended December 31, 2002. The decrease was primarily due to a decrease in average occupancy rates from 91.6% for the year ended December 31, 2001 to 86.0% for the year ended December 31, 2002. The average occupancy decreased mainly due to tenant rollover and early lease terminations at various properties where vacant space was not re-leased due to the lack of demand for office space coupled with an increasing supply of competitive space. During the past twelve months, approximately 2.0 million square feet of development properties were placed in-service which have leased-up slower than expected and as a result, have also adversely affected the occupancy of our overall portfolio. Rental revenue also decreased due to the impact of dispositions during 2002 and 2001 that were not classified as discontinued operations as more fully described in Note 10 of our Consolidated Financial Statements.

     In addition, as a result of the bankruptcy of WorldCom and its affiliates, we wrote off approximately $3.1 million of accrued straight-line rent receivable against revenue and since July 1, 2002, we have recorded rental revenue relating to WorldCom and its affiliates on a cash basis rather than on a straight-line basis.

     Same property rental revenue generated from the 33.6 million square feet of 460 wholly-owned in-service properties on January 1, 2001, decreased $20.2 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. This decrease is primarily a result of lower same store average occupancy, which decreased from 93.0% in 2001 to 88.0% in 2002, and a decrease in straight-line rental income primarily as a result of the bankruptcy of WorldCom and its affiliates.

     During the year ended December 31, 2002, 840 second generation leases representing 5.6 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 5.5% lower than the average rate per square foot on the expired leases.

     Rental operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) decreased $1.7 million, or 1.2%, from $144.4 million for the year ended December 31, 2001 to $142.7 million for the year ended December 31, 2002. Rental operating expenses as a percentage of rental revenue increased from 30.8% for the year ended December 31, 2001 to 31.4% for the year ended December 31, 2002. The increase in these expenses as a percentage of revenue was a result of increases in repairs and maintenance and certain fixed operating expenses that do not vary with net changes in our occupancy average.

     Same property rental property expenses, which are the expenses of the 460 in-service properties wholly-owned on January 1, 2001, decreased $204,830, or 0.2%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. Same property rental property expenses as a percentage of related revenue increased 1.4% from 30.4% for the year ended December 31, 2001 to 31.8% for the year ended December 31, 2002. The increase as a percentage of revenue was a result of increases in repairs and maintenance and certain fixed operating expenses that do not vary with net changes in our occupancy average.

     Depreciation and amortization from continuing operations for the years ended December 31, 2002 and 2001 was $126.6 million and $113.4 million, respectively. The increase of $13.2 million, or 11.6%, was due to an increase in amortization related to leasing commissions and tenant improvement expenditures for properties placed in-service during 2001 and 2002 and the write-off of $5.8 million of deferred leasing costs primarily related to the leases rejected by WorldCom at December 31, 2002, see -"Known Trends Affecting Results of Operations". These increases were partially offset by a decrease in depreciation for properties disposed of during 2002 and 2001 that are not classified as discontinued operations in accordance with SFAS 144.

     Interest expense from continuing operations increased $5.4 million, or 5.2%, from $104.5 million for the year ended December 31, 2001 to $109.9 million for the year ended December 31, 2002. The increase was primarily attributable to the decrease in capitalized interest for the years ended December 31, 2002 and 2001, which was $7.0 million and $16.9 million, respectively. Partly offsetting this increase was a decrease in weighted average interest rates from 7.2% in 2001 to 7.0% in 2002. The average outstanding debt balance remained relatively consistent for 2002 and 2001. Interest expense for the years ended December 31, 2002 and 2001 included $1.4 million and $2.0 million, respectively, of amortization of deferred financing costs and costs related to our interest rate hedge contracts.

     General and administrative expenses as a percentage of total rental revenue, which includes rental revenue from discontinued operations, interest and other income, and equity in earnings of unconsolidated affiliates was 4.7% in 2002 and 3.9% in 2001. General and administrative expenses include $2.8 million in nonrecurring management fee expense related to options exercised by certain executives that provide management services to the Operating Partnership. These executives are employees of the Company, which is the managing general partner of the Operating Partnership. In addition, general and administrative expenses in 2002 included a nonrecurring compensation expense of $913,000, which was related to the exercise of options during 2002. When an option holder elected to exercise options, in lieu of issuing new shares upon exercise of the option and then repurchasing shares on the open market, we settled the option exercise by paying the option holder the net difference in cash between the strike price and the market value of the underlying shares. Such exercises were recorded as compensation expense under FASB Interpretation No. 44 (Accounting For Certain Transactions Involving Stock Options, An Interpretation of APB Opinion No. 25). Had we issued the shares to the option holder, received the cash for the strike price and then repurchased the shares in the market, we would not have been required to record any compensation expense. During 2002, we discontinued the practice of settling option exercises by paying the option holder the net difference in cash between the strike price and the market value of the underlying shares. In the event we decide to repurchase shares after an option exercise, we will require the option holder to pay the cash for the strike price and then separately repurchase a corresponding number of shares in the market under our stock repurchase program

     We reserved $2.7 million in the year ended December 31, 2002 for probable and estimated losses related to various legal proceedings from previously completed mergers and acquisitions.

     Interest and other income from continuing operations decreased $8.9 million, or 40.5%, from $22.0 million for the year ended December 31, 2001 to $13.1 million for the year ended December 31, 2002. The decrease primarily resulted from a decrease in leasing and development fee income in the year ended December 31, 2002 and a decrease in interest income in the year ended December 31, 2002 due to the collection of notes receivable during 2001 and 2002.

     Equity in earnings of unconsolidated affiliates decreased $601,845 from $8.3 million for the year ended December 31, 2001 to $7.7 million for the year ended December 31, 2002. The decrease was primarily a result of lower lease termination fees and lower property operating expense reimbursements in 2002. The decrease in earnings was partly offset by lower interest expense incurred during 2002 as a result of lower weighted average borrowing rates and earnings from certain joint ventures formed with unrelated investors during 2002.

     Gain on disposition of land and depreciable assets decreased $4.0 million, or 24.7%, to $12.2 million for the year ended December 31, 2002 from $16.2 million for the year ended December 31, 2001. In 2001, the majority of the gain was comprised of a gain related to the disposition of 1,672 apartment units and a gain related to the disposition of 180.3 acres of land. In 2002, the majority of the gain was comprised of a gain related to the disposition of 533,263 square feet of office properties, that did not meet certain conditions to be classified as discontinued operations as described in Note 10 of the Consolidated Financial Statements, and a gain related to the disposition of 112.7 acres of land. The gain is partly offset by an impairment loss of approximately $9.1 million recorded in 2002 related to a property that will be partially demolished and redeveloped into a class A suburban office property.

     In accordance with SFAS 144, we classified net income of $14.4 million and $18.8 million, as discontinued operations for the years ended December 31, 2002 and 2001, respectively, which pertained to 1.9 million square feet of property sold in 2002 and 2.3 million square feet of property held for sale at December 31, 2002. We also classified as discontinued operations in 2002 the gain on the sale of these properties of $13.1 million, partly offset by an impairment charge of $851,166, related to one property held for sale at December 31, 2002. In addition, in accordance with SFAS 66, "Accounting for Sales of Real Estate," we have deferred the recordation of additional gain of $6.9 million, relating to the disposition to a third party buyer of 225,220 square feet during the fourth quarter of 2002 for which we have guaranteed the buyer up to $20.5 million of rental shortfalls or re-tenanting costs. See Note 13 of the Consolidated Financial Statements.

     We recorded $30.8 million and $31.5 million in preferred unit distributions for each of the years ended December 31, 2002 and 2001, respectively. The decrease resulted from our repurchase of $18.5 million preferred units during 2001.

     Comparison of 2001 to 2000. Rental revenue from continuing operations decreased $40.6 million, or 8.0%, from $509.7 million for the year ended December 31, 2000 to $469.1 million for the year ended December 31, 2001. The decrease was primarily a result of the net reductions in our property portfolio as a result of our capital recycling program and a decrease in average occupancy rates from 91.9% in 2000 to 91.6% in 2001. The decrease in revenue was partly offset by an increase in rental rates on new leases and rollovers.

     Same property rental revenue generated from the 32.1 million square feet of the 449 in-service properties wholly-owned on January 1, 2000, increased $6.7 million, or 1.7%, for the year ended December 31, 2001, compared to the year ended December 31, 2000. This increase was primarily a result of scheduled increases in rental rates on existing leases, an overall increase in rental rates on new leases and rollovers and an increase in recoveries from tenants. Partly offsetting the increase in rental revenue was a decrease in same store average occupancy which declined from 94.2% in 2000 to 93.2% in 2001 and a decrease in termination fees from $4.0 million in 2000 to $2.5 million in 2001.

     During the year ended December 31, 2001, 689 second generation leases representing 4.4 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 4.7% higher than the average rate per square foot on the previous leases.

     Rental operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) decreased $4.0 million, or 2.7%, from $148.4 million for the year ended December 31, 2000 to $144.4 million for the year ended December 31, 2001. Rental operating expenses as a percentage of related revenue increased from 29.1% for the year ended December 31, 2000 to 30.8% for the year ended December 31, 2001. The increase as a percentage of revenue was a result of increases in real estate taxes, utilities and other fixed operating expenses that do not vary with net changes in our occupancy average.

     Same property rental property expenses, which are the expenses of the 449 in-service properties wholly-owned on January 1, 2000, increased $5.3 million, or 4.4 %, for the year ended December 31, 2001, compared to the year ended December 31, 2000. Rental operating expenses as a percentage of related revenue increased from 29.8% for the year ended December 31, 2000 to 30.8% for the year ended December 31, 2001. The increase as a percentage of revenue was a result of increases in real estate taxes, utilities and other fixed operating expenses that do not vary with net changes in our occupancy average.

     Depreciation and amortization from continuing operations for the years ended December 31, 2001 and 2000 totaled $113.4 million and $112.9 million, respectively. The increase of $538,929, or 0.5%, was due to an increase in the amortization of leasing commissions and tenant improvements, partly offset by a decrease in the depreciation on buildings that were sold as a result of our capital recycling program during 2001 and 2000.

     Interest expense from continuing operations decreased $4.3 million, or 4.0%, from $108.8 million for the year ended December 31, 2000 to $104.5 million for the year ended December 31, 2001. The decrease was primarily attributable to a higher average outstanding debt balance for 2001 and a decrease in the weighted average interest rates from 7.5% in 2000 to 7.2% in 2001. Partly offsetting this decrease was a decrease in capitalized interest for the years ended December 31, 2001 and 2000 which was $16.9 million and $23.7 million, respectively. Interest expense for the years ended December 31, 2001 and 2000 included $2.0 million and $2.5 million, respectively, of amortization of deferred financing costs and costs related to our interest rate hedge contracts.

     General and administrative expenses as a percentage of total rental revenue, which includes rental revenue from discontinued operations, interest and other income and equity in earnings of unconsolidated affiliates was 3.9% in 2001 and 4.1% in 2000.

     Interest and other income increased $5.2 million, or 31.0%, from $16.8 million for the year ended December 31, 2000 to $22.0 million for the year ended December 31, 2001. The increase resulted from additional interest income earned on notes receivable and leasing and management fees earned from our joint ventures during 2001, partly offset by an adjustment related to the adoption of SFAS 133 (see Note 8 to the Consolidated Financial Statements) along with other income generated from our apartments which were sold during 2001.

     Equity in earnings of unconsolidated affiliates increased $5.2 million from $3.1 million for the year ended December 31, 2000 to $8.3 million for the year ended December 31, 2001. The increase was primarily a result of the inclusion of a full year of earnings in 2001 for two joint ventures that were formed with unrelated investors during May and December of 2000

     Gain on dispositions of assets increased $11.5 million from $4.7 million for the year ended December 31, 2000 to $16.2 million for the year ended December 31, 2001. During 2001, the primary source of the gain was the disposition of 1,672 apartment units. During 2000, the Jacksonville portfolio was sold at a loss, which was offset by gains recognized on joint venture transactions along with dispositions of land and office, industrial, and retail properties.

     In accordance with SFAS 144, we classified $18.8 million and $17.3 million as discontinued operations for the years ended December 31, 2001 and 2000, respectively, which pertained to 1.9 million square feet of property sold during 2002 and 2.3 million square feet of property held for sale at December 31, 2002.

     We recorded $31.5 million and $32.6 million in preferred unit distributions for each of the years ended December 31, 2001 and 2000, respectively. The decrease resulted from the $18.5 million repurchase of preferred units during 2001.

KNOWN TRENDS AFFECTING RESULTS OF OPERATIONS

     We expect our net income and funds from operations to be lower in 2003 than in 2002 due to the following factors:

        .      lower average occupancy;

        .      lower than average re-leasing;

        .      lower than average first year cash rents;

        .      additional asset sales;

        .      the bankruptcy of two significant customers in 2002; and

        .      general economic conditions in each of our primary markets.

     In 2003, we expect occupancy to be lower than in 2002 primarily due to the leases rejected by WorldCom and US Airways. During 2003, the leases on approximately 5.9 million rentable square feet of space, or 19.0% of our portfolio, will expire. This square footage represented approximately 18.5% of our annualized revenue in 2002. As of March 1, 2003, approximately 43.0% of this space had been re-leased with existing tenants or leased to new tenants. Historically, we have renewed approximately 60.0%-75.0% of expiring leases with existing tenants. We expect this re-leasing percentage to be lower during 2003. In addition, we expect the average rental rate for expiring leases that have been renewed or released in 2003 to be lower than in 2002.

     While employment trends in the majority of our markets have begun to show signs of positive growth in 2003, we do not anticipate that this employment growth will lead to a corresponding increase in demand for office space in 2003. Improving employment in our markets will not necessarily result in positive space absorption because of the significant amount of under-utilized space and space available for sublease in our markets. Customers have indicated that they are, for the most part, unwilling to commit to space expansion plans until they have a better sense of the stability of the economic recovery in the U.S. and abroad.

     In 2003, we expect to continue our capital recycling program of selectively disposing of non-core properties or other properties the sale of which can generate attractive returns. See "Liquidity and Capital Resources - Capital Recycling Program." Although we intend to use the net proceeds from asset dispositions to repay debt, fund unitholder distributions and repurchase Common Units, any net decrease in our property portfolio generally tends to result in lower net income.

     On July 21, 2002, WorldCom filed a voluntary petition with the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. As of the filing date, we had 17 leases encompassing 986,522 square feet in fifteen locations with WorldCom and its affiliates. These leases represented $17.9 million of annualized revenue and approximately 3.8% of our total annualized revenue. As of December 31, 2002, WorldCom has rejected two leases encompassing 819,653 square feet with annualized revenue of approximately $14.9 million.

     We have filed a claim in connection with these rejected leases in the amount of $20.8 million. Actual amounts to be received in satisfaction of this claim will be subject to WorldCom's final plan of reorganization and the availability of funds to pay creditors.

     In addition, there are 12 leases with WorldCom and its affiliates encompassing 38,624 square feet in our Miller Global ("MG-HIW, LLC") joint venture. WorldCom has not rejected any of these leases.

     On August 11, 2002, US Airways Group Inc. filed a voluntary petition with the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. As of the filing date, we had six leases with US Airways encompassing 414,059 square feet in Winston-Salem, North Carolina. These leases represented $6.9 million of annualized revenue and approximately 1.47% of our total annualized revenue. On February 20, 2003, the United States Bankruptcy Court approved the terms of an agreement between us and US Airways whereby US Airways will continue to lease 293,007 square feet of this space. Under this agreement, US Airways has rejected two leases encompassing 119,013 square feet with annualized revenue of approximately $3.1 million. One lease was rejected effective February 1, 2003 and the second was rejected effective April 1, 2003. Additionally, we have agreed to a $600,000 reduction in annual rent on one lease, encompassing 81,220 square feet and expiring on December 31, 2007, for the remaining term of the lease. US Airways has neither accepted nor rejected a 2,039 square foot lease that expires in 2004.

     We cannot provide any assurance that WorldCom or US Airways will not reject any additional leases nor that we will be able to re-lease rejected space quickly or on as favorable terms.

LIQUIDITY AND CAPITAL RESOURCES

     Statement of Cash Flows. The following table sets forth the changes in the Operating Partnership's cash flows from 2001 to 2002 ($ in thousands):

                                                                              YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                      2002              2001            CHANGE
                                                                 --------------    --------------   --------------
Cash Provided By Operating Activities..........................  $      203,008    $      249,080   $      (46,072)
Cash Provided By/(Used In) Investing Activities................         186,353          (110,801)         297,154
Cash Used in Financing Activities..............................        (379,425)         (239,971)        (139,454)
                                                                 --------------    --------------   --------------
   Total Cash Flows............................................  $        9,936    $     (101,692)  $      111,628
                                                                 ==============    ==============   ==============

     Cash provided by operating activities was $203.0 million in 2002 and $249.1 million in 2001. The decrease of $46.1 million primarily a result of: (1) a decrease in average occupancy rates for our wholly-owned portfolio; (2) a net decrease in our portfolio as a result of our capital recycling program; and (3) a decrease in interest income and development and leasing income. In addition, the level of net cash provided by operating activities is affected by the timing of receipt of revenue and payment of expenses.

     Cash provided by investing activities was $186.4 million in 2002 and cash used in investing activities was $110.8 million in 2001. The increase of $297.2 million was primarily a result of an increase in proceeds from dispositions of real estate assets of approximately $140.8 million in 2002 and a decrease in additions to real estate assets of approximately $220.9 million in 2002, primarily as a result of the decrease in the development activity for that same period.

     Cash used in financing activities was $379.4 million in 2002 and $240.0 million in 2001. The increase of $136.5 million was primarily a result of an increase of $306.7 million in net repayments on the unsecured revolving loan, mortgages and notes payable in 2002, partly offset by a decrease of $142.6 million related to the repurchase of Common Units and a decrease of $18.5 million related to the repurchase of preferred units during 2001.

     Capitalization. Our total indebtedness at December 31, 2002 was $1.49 billion and was comprised of $500.7 million of secured indebtedness with a weighted average interest rate of 8.0% and approximately $1.0 billion of unsecured indebtedness with a weighted average interest rate of 6.9%. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see "Current and Future Cash Needs."

     The following table sets forth the principal payments due on our long-term debt as of December 31, 2002, as adjusted for the refinancing of the MOPPRS on February 3, 2003 ($ in thousands):

                                        TOTAL       2003        2004      2005        2006        2007     THEREAFTER
                                    -----------  ---------   ---------  ---------   ---------   ---------  ----------
 FIXED RATE DEBT:
   Unsecured:
     MOPPRS (1)..................   $        --  $      --   $      --  $      --   $      --   $      --  $       --
     Put Option Notes (2)........       100,000         --          --         --          --          --     100,000
     Notes.......................       706,500    246,500          --         --     110,000          --     350,000
   Secured:

     Mortgages and loans payable.       639,220     11,543      14,689     79,435      17,235      77,137     439,181
                                    -----------  ---------   ---------  ---------   ---------   ---------  ----------
     Total Fixed Rate Debt.......     1,445,720    258,043      14,689     79,435     127,235      77,137     889,181
                                    -----------  ---------   ---------  ---------   ---------   ---------  ----------

 VARIABLE RATE DEBT:
   Unsecured:
     Term Loan...................        20,000         --          --     20,000          --          --          --
     Revolving Loan..............        37,000     37,000          --         --          --          --          --
   Secured:
     Revolving Loan..............            --         --          --         --          --          --          --
     Mortgage loan payable.......         4,309        246         265        279         292       3,227          --
                                    -----------  ---------   ---------  ---------   ---------   ---------  ----------
   Total Variable Rate Debt......        61,309     37,246         265     20,279         292       3,227          --
                                    -----------  ---------   ---------  ---------   ---------   ---------  ----------
 TOTAL LONG TERM DEBT............   $ 1,507,029  $ 295,289   $ 14,954   $ 99,714    $ 127,527   $  80,364  $  889,181
                                    ===========  =========   ========   =========   =========   =========  ==========

(1) On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013. The MOPPRS bore an interest rate of 6.835% from the date of issuance through January 31, 2003. On January 31, 2003, the interest rate was changed to 8.975% pursuant to the interest rate reset provisions of the MOPPRS. On February 3, 2003, the Operating Partnership repurchased 100.0% of the principal amount of the MOPPRS from the sole holder thereof in exchange for a secured note in the principal amount of $142.8 million. The secured note bears interest at a fixed rate of 6.03% and has a maturity date of February 28, 2013.

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

SECURED INDEBTEDNESS

     The mortgage and loans payable and the secured revolving loan were secured by real estate assets with an aggregate carrying value of approximately $1.1 billion at December 31, 2002 as adjusted for the refinancing of the MOPPRS on February 3, 2003.

UNSECURED INDEBTEDNESS

     The Operating Partnership's unsecured notes of $806.5 million bear fixed interest rates ranging from 6.8% to 8.1%, with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the Put Option Notes, are redeemable at any time prior to maturity at our option, subject to certain conditions including the payment of make-whole amounts.

     We currently have a $300.0 million unsecured revolving loan (with $37.0 million outstanding at December 31, 2002) that matures in December 2003. Our unsecured revolving loan also includes a $150.0 million competitive sub-facility. Depending upon the corporate credit ratings assigned to us from time to time by the various rating agencies, our unsecured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.70% to 1.55% and our secured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.55% to 1.50%. We currently have a credit rating of BBB- assigned by Standard & Poor's, a credit rating of BBB- assigned by Fitch Inc. and a credit rating of Baa3 assigned by Moody's Investor Service. As a result, interest currently accrues on borrowings under our unsecured revolving loan at an average rate of LIBOR plus 95 basis points. In addition, we are currently required to pay an annual facility fee equal to .20% of the total commitment under the unsecured revolving loan.

     The terms of each of our revolving loans and the indenture that governs our outstanding notes require us to comply with certain operating and financial covenants and performance ratios. We are currently in compliance with all such requirements. Although we expect to remain in compliance with the covenants and ratios under our revolving loans for at least the next several quarters, depending upon our future operating performance, we cannot assure you that we will continue to be in compliance. We are currently negotiating with our lenders a replacement of our current unsecured revolving loan, which expires in December 2003, with a new unsecured revolving loan that would contain less-restrictive covenants. However, we cannot assure you that we will be able to obtain such new financing on acceptable terms, if at all.

     The following table sets forth more detailed information about the Company's ratio and covenant compliance under the Company's revolving loan as of December 31, 2002 and 2001. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our revolving loan, including definitions of certain relevant terms, see the credit agreement governing our revolving loan which is incorporated by reference in this Annual Report on Form 10-K as Exhibit 10.13.

                                                                                                    2002                2001
                                                                                               --------------      --------------
Total Liabilities Less Than or Equal to 55% of Total Assets                                              49.9%               51.4%
Unencumbered Assets Greater Than or Equal to 2 times Unsecured Debt                                      2.25                2.16
Secured Debt Less Than or Equal to 30% of Total Assets                                                   19.1%               18.3%
Adjusted EBDITA Greater Than 2.25 times Interest Expense                                                 2.55                2.88
Adjusted EBDITA Greater Than 1.75 times Fixed Charges                                                    1.88                2.10
Adjusted NOI Unencumbered assets Greater Than 2.25 times Interest on Unsecured Debt                      3.05                3.45
Tangible Net Worth Greater Than $1.6 Billion                                                   $  1.7 billion      $  1.8 billion
Restricted payments,  including  distributions to shareholders,  Less Than or Equal to
 100% of CAD                                                                                             92.7%               83.3%

     The following table sets forth more detailed information about the Operating Partnership's ratio and covenant compliance under the Operating Partnership's indenture as of December 31, 2002 and 2001. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our indenture, including definitions of certain relevant terms, see the indenture governing our unsecured notes which is incorporated by reference in this Annual Report on Form 10-K as Exhibit 4.2.

                                                                                                    2002                2001
                                                                                               --------------      --------------
Overall Debt Less Than or Equal to 60% of Adjusted Total Assets                                          39.3%               42.5%
Secured Debt Less Than or Equal to 40% of Adjusted Total Assets                                          13.2%               13.2%
Income Available for debt service Greater Than 1.50 times Annual Service Charge                           3.1                 3.5
Total Unencumbered Assets Greater Than 200% of Unsecured Debt                                           294.2%              262.4%

     Current and Future Cash Needs. Historically, rental revenue has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, unitholder distributions and ordinary course capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. We presently have no plans for major capital improvements to the existing properties except for the $1.8 million renovation of Tampa Bay Park and the $9.1 million non-recurring renovation of Country Club Plaza. In addition, we could incur tenant improvements and lease commissions related to any releasing of space currently leased by WorldCom and US Air and the redevelopment of the Environmental Protection Agency site in Research Triangle.

     In addition to the requirements discussed above, our short-term (within the next 12 months) liquidity requirements also include the funding of approximately $15.2 million of our existing development activity and first generation tenant improvements and lease commissions on properties placed in-service that are not fully leased. See "Business - Development Activity." We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and the following:

          . borrowings under our unsecured revolving loan (up to $205.9 million of availability as of March 6, 2003);

          . the selective disposition of non-core assets or other assets the sale of which can generate attractive returns;

          . the sale or contribution of some of our wholly-owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions; and

          . the issuance of secured debt (at March 6, 2003, we had $2.5 billion of unencumbered real estate assets at cost).

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

     We anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make distributions to unitholders and satisfy other cash payments may be adversely affected.

     Joint Ventures. During the past several years, in order to generate additional capital, we have formed various joint ventures with unrelated investors. We have retained minority equity interests ranging from 22.81% to 50.00% in these joint ventures. As required by GAAP, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these joint ventures. As a result, the assets and liabilities of our joint ventures are not included on our balance sheet and the results of operations of the ventures are not included on our income statement, other than as equity in earnings of unconsolidated affiliates.

     On June 14, 2002, we contributed $1.1 million cash to Plaza Colonnade, LLC, a newly formed limited liability company to construct a 285,000 square foot development property. The total project costs are estimated at $70.6 million. We have retained a 50.0% interest in this joint venture, and have adopted the equity method of accounting for this joint venture. On February 12, 2003, Plaza Colonnade, LLC signed a $61.3 million construction loan to fund the development of this property. The loan requires that the joint venture receive at least $9.3 million of additional equity, $4.6 million of which will be our share. We and our partners in this joint venture have each guaranteed 50.0% of the loan. The loan repayment guarantees are reduced upon the project reaching certain predetermined criteria. In addition, the guarantees are reduced to 25.0% of the loan balance. In addition to the construction loan described above, the partners have provided collectively $12.0 million in letters of credit, $6.0 million by us and $6.0 million by our partner. During construction the joint venture is required to have in place the aforementioned letters of credit.

     On June 26, 2002, we acquired our joint venture partner's interest in MG-HIW Rocky Point, LLC, which owned Harborview Plaza, a 205,000 rentable square foot office property, to bring our ownership interest in that entity from 50.0% to 100.0%. At that time, we consolidated the assets and liabilities, and recorded income and expenses on a consolidated basis.

     On September 11, 2002, we contributed Harborview Plaza to SF-HIW Harborview Plaza, LP, a newly formed joint venture with a different partner, in exchange for a 20.0% limited partnership interest and $12.1 million in cash. We are the sole and exclusive property manager and leasing agent of this joint venture's property, for which it received fees of $60,794 in 2002. The assets, liabilities and net income from the SF-HIW Harborview Plaza, LP are included in the table below. In addition, our partner in SF-HIW Harborview, LP has the right to put its 80.0% equity interest in the partnership to us for cash at anytime during the one year period commencing on September 11, 2014. The value of the equity interest will be determined based upon the ten fair market value of SF-HIW Harborview Plaza, LP's assets and liabilities.

     The following tables set forth information regarding our joint venture activity as recorded on the joint venture's books at December 31, 2002 and 2001 ($ in thousands):

                                                             DECEMBER 31, 2002                       DECEMBER 31, 2001
                                                  ---------------------------------------   ------------------------------------
                                      PERCENT       TOTAL                        TOTAL        TOTAL                     TOTAL
                                       OWNED        ASSETS        DEBT        LIABILITIES     ASSETS        DEBT     LIABILITIES
                                    ----------    ----------   ----------     -----------   ----------   ----------  -----------
BALANCE SHEET DATA:
Board of Trade
   Investment Company ...........        49.00%   $    7,778   $      919      $    1,071   $    7,372   $    1,076   $    1,258
Dallas County Partners ..........        50.00%       44,128       38,904          41,285       44,786       35,495       40,967
Dallas County Partners II .......        50.00%       18,900       23,587          24,874       19,891       24,601       25,778
Fountain Three ..................        50.00%       37,159       30,958          32,581       37,218       26,049       33,200
RRHWoods, LLC ...................        50.00%       82,646       68,561          71,767       82,740       66,038       69,098
Schweiz-Deutschland-USA
   DreilanderBeteiligung Objekt
    DLF 98/29-
   Walker Fink-KG ...............        22.81%      141,147       68,209          70,482      143,960       69,113       70,979
Dreilander-Fonds 97/26 and 99/32         42.93%      119,134       59,688          62,601      122,820       60,000       62,422
Highwoods-Markel Associates, LLC         50.00%       16,026       11,625          12,583       16,436       11,625       12,563
MG-HIW, LLC .....................        20.00%      355,102      242,240         249,340      353,531      242,240      247,950
MG-HIW Peachtree Corners III, LLC        50.00%        3,809        2,494(1)        2,823        3,503        2,299        2,445
MG-HIW Rocky Point, LLC .........        50.00%           --           --              --       28,212       17,322       19,695
MG-HIW Metrowest I, LLC .........        50.00%        1,601           --               3        1,600           --           --
MG-HIW Metrowest II, LLC ........        50.00%        9,600        5,372(2)        5,540        8,683        3,763        4,034
Concourse Center Associates, LLC         50.00%       14,896        9,859          10,193       14,551       10,000       10,016
Plaza Colonnade, LLC ............        50.00%        3,591           --(3)            3           --           --           --
SF-HIW Harborview, LP. ..........        20.00%       41,134       22,800          25,225           --           --           --
                                                  ----------   ----------      ----------   ----------   ----------   ----------
Total                                             $  896,651   $  585,216      $  610,371   $  885,303   $  569,621   $  600,405
                                                  ==========   ==========      ==========   ==========   ==========   ==========

(1) Amount represents total draws at December 31, 2002 on a construction loan made to this joint venture by an affiliate of the Company with an interest rate of LIBOR plus 200 basis points due July 2003.
(2) $2.7 million of this debt has been guaranteed by the Operating Partnership subject to a prorata indemnity from the Operating Partnership's joint venture partner.
(3) On February 12, 2003, Plaza Colonnade, LLC signed a $61.3 million construction loan to fund the development of this property. The loan requires that the joint venture invest $9.3 million, $4.6 million of which will be the Operating Partnership's share. The Operating Partnership and its partners in this joint venture have guaranteed 50.0% of the loan.

                                                                        YEAR ENDED DECEMBER 31, 2002
                                                   -----------------------------------------------------------------------
                                                                                                                   NET
                                      PERCENT                      OPERATING                        DEPR/        INCOME/
                                       OWNED         REVENUE        EXPENSES       INTEREST         AMORT        (LOSS)
                                    -----------    -----------    -----------   -----------      -----------   -----------
INCOME STATEMENT DATA:
Board of Trade
   Investment Company ...........         49.00%   $     2,670    $     1,647   $        83      $       363   $       577
Dallas County Partners ..........         50.00%        11,046          5,470         2,663            1,998           915
Dallas County Partners II .......         50.00%         5,948          2,522         2,452            1,062           (88)
Fountain Three ..................         50.00%         6,884          2,850         2,143            1,516           375
RRHWoods, LLC ...................         50.00%        13,740          7,145         3,397(1)         3,617          (419)
Schweiz-Deutschland-USA
   DreilanderBeteiligu
    Objekt DLF 98/29-
    Walker Fink-KG ..............         22.81%        20,337          5,549         4,653            3,391         6,744
Dreilander-Fonds 97/26 and 99/32          42.93%        16,859          4,465         4,635            3,968         3,791
Highwoods-Markel Associates, LLC          50.00%         3,191          1,642         1,032              562           (45)
MG-HIW, LLC .....................         20.00%        51,177         18,156        10,741            8,377        13,903
MG-HIW Peachtree Corners III, LLC         50.00%            --             55            --               44           (99)
MG-HIW Rocky Point, LLC .........         50.00%         1,813            555           271              248           739
MG-HIW Metrowest I, LLC .........         50.00%            --             26            --               --           (26)
MG-HIW Metrowest II, LLC ........         50.00%           303            240            50              246          (233)
Concourse Center Associates, LLC          50.00%         2,113            539           681              302           591
Plaza Colonnade, LLC ............         50.00%             9             --            --                2             7
SF-HIW Harborview, LLC ..........         20.00          1,721            458           432              289           542
                                                   -----------    -----------   -----------      -----------   -----------
Total                                              $   137,811    $    51,319   $    33,233      $    25,985   $    27,274
                                                   ===========    ===========   ===========      ===========   ===========

                                                        YEAR ENDED DECEMBER 31, 2001
                                    -------------------------------------------------------------------
                                                                                                NET
                                                   OPERATING                     DEPR/        INCOME/
                                      REVENUE      EXPENSES      INTEREST        AMORT        (LOSS)
                                    -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA:
Board of Trade
Investment Company ..............   $     2,524   $     1,666   $        90   $       311   $       457
Dallas County Partners ..........        11,148         4,905         2,715         1,883         1,645
Dallas County Partners II .......         7,614         2,750         2,550         1,066         1,248
Fountain Three ..................         6,747         2,912         2,109         1,676            50
RRHWoods, LLC ...................        14,632         6,950         3,454         3,298           930
Schweiz-Deutschland-USA
   DreilanderBeteiligu
    Objekt DLF 98/29-
    Walker Fink-KG ..............        20,305         5,474         4,712         3,288         6,831
Dreilander-Fonds 97/26 and 99/32         17,691         4,159         4,589         3,239         5,704
Highwoods-Markel
 Associates, LLC ................         3,215         1,811           965           668          (229)
MG-HIW, LLC .....................        50,457        17,584        15,418         8,701         8,754
MG-HIW Peachtree Corners III, LLC             1            38            --            --           (37)
MG-HIW Rocky Point, LLC .........            18            --            --            --            18
MG-HIW Metrowest I, LLC .........            --            21            --            --           (21)
MG-HIW Metrowest II, LLC ........            52            67            --            26           (41)
Concourse Center Associates, LLC             66            16            41            --             9
Plaza Colonnade, LLC ............            --            --            --            --            --
SF-HIW Harborview, LLC ..........            --            --            --            --            --
                                    -----------   -----------   -----------   -----------   -----------
Total ...........................   $   134,470   $    48,353   $    36,643   $     24,15   $    25,318
                                    ===========   ===========   ===========   ===========   ===========

(1)  Includes a $617,297 loss on early extinguishment of debt.

     As of December 31, 2002, our joint ventures had approximately $585.2 million of outstanding debt. The following table sets forth the principal payments due on that outstanding long-term debt as recorded on the joint venture's books at December 31, 2002 ($ in thousands):

                                             PERCENT
                                              OWNED           TOTAL            2003          2004          2005          2006
                                           ------------   ------------     ------------  ------------  ------------  ------------
Board of Trade
   Investment Company ..................          49.00%  $        919     $        170  $        214  $        184  $        152
Dallas County Partners .................          50.00%        38,904              901         4,420           967         4,730
Dallas County Partners II ..............          50.00%        23,587            1,122         1,522         1,242         1,684
Fountain Three .........................          50.00%        30,958            1,029         1,275         1,104         1,369
RRHWoods, LLC ..........................          50.00%        68,561            1,254           431         1,272         4,240
Schweiz-Deutschland-USA
   DreilanderBeteiligung Objekt
   DLF 98/29-Walker Fink-KG ............          22.81%        68,209              967         1,185         1,035         1,268
Dreilander-Fonds 97/26 and 99/32 .......          42.93%        59,688              661           831           714           897
Highwoods-Markel Associates, LLC .......          50.00%        11,625               62           120           100           130
MG-HIW, LLC ............................          20.00%       242,240               --       242,240            --            --
MG-HIW Peachtree Corners III, LLC ......          50.00%         2,494(1)         2,494            --            --            --
MG-HIW Metrowest I, LLC ................          50.00%            --               --            --            --            --
MG-HIW Metrowest II, LLC ...............          50.00%         5,372(2)            --            --            --            --
Concourse Center Associates, LLC .......          50.00%         9,859              164           202           176           217
Plaza Colonnade, LLC ...................          50.00%            --(3)            --            --            --            --
SF-HIW Harborview, LP. .................          20.00%        22,800               --            --            --            --
                                           ------------   ------------     ------------  ------------  ------------  ------------
Total ..................................                  $    585,216(4)  $      8,824  $    252,440  $      6,794  $       14,6
                                                          ============     ============  ============  ============  ============

                                               2007       THEREAFTER
                                           -----------    -----------
Board of Trade
   Investment Company ..................   $        199   $        --
Dallas County Partners .................          1,039        26,847
Dallas County Partners II ..............          1,375        16,642
Fountain Three .........................          1,187        24,994
RRHWoods, LLC ..........................            403        60,961
Schweiz-Deutschland-USA
   DreilanderBeteiligung Objekt
   DLF 98/29-Walker Fink-KG ............          1,107        62,647
Dreilander-Fonds 97/26 and 99/32 .......            770        55,815
Highwoods-Markel Associates, LLC .......            111        11,102
MG-HIW, LLC ............................             --            --
MG-HIW Peachtree Corners III, LLC ......             --            --
MG-HIW Metrowest I, LLC ................             --            --
MG-HIW Metrowest II, LLC ...............          5,372            --
Concourse Center Associates, LLC .......            189         8,911
Plaza Colonnade, LLC ...................             --            --
SF-HIW Harborview, LP. .................             --        22,800
                                           ------------   -----------
Total ..................................   $     11,752   $   290,719
                                           ============   ===========

(1) Amount represents total draws at December 31, 2002 on a construction loan made to this joint venture by an affiliate of the Company with an interest rate of LIBOR plus 200 basis points due July 2003.
(2) $2.7 million of this debt has been guaranteed by the Operating Partnership subject to a prorata indemnity from the Operating Partnership's joint venture partner.
(3) On February 12, 2003, Plaza Colonnade, LLC signed a $61.3 million construction loan to fund the development of a property. The loan requires that the joint venture invest $9.3 million, $4.6 million of which will be the Operating Partnership's share. The Operating Partnership and its partners in this joint venture have guaranteed 50.0% of the loan. As of March 3, 2003, Plaza Colonnade, LLC has borrowed $626,000 under this loan.
(4) All of this joint venture debt is non-recourse to us except in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and those guarantees and loans described in the footnotes above.

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

     The interest rate on all of our variable rate debt is currently adjusted at one to three month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. Net payments to counterparties under interest rate hedge contracts were $415,051 during 2002 and were recorded as additional interest expense.

     Common Unit Repurchase Program. During 2002, we repurchased a total of 194,790 common partnership units at a weighted average price of $24.79 per unit. Since commencement of our initial share repurchase program in December 1999, we have repurchased 11.6 million shares of common stock and common units at a weighted average price of $24.19 per share/unit for a total purchase price of $280.7 million. On April 25, 2001, we announced that the Company's Board of Directors authorized the repurchase of up to an additional 5.0 million shares of Common Stock and Common Units. At December 31, 2002, we had 3.4 million shares/units remaining under our currently authorized additional 5.0 million share/unit repurchase program.

     Capital Recycling Program. In 2003, we expect to continue our capital recycling program of selectively disposing of non-core properties or other properties the sale of which can generate attractive returns. At February 18, 2003, we had 2.3 million square feet of office properties and 186.0 acres of land under letter of intent or contract for sale in various transactions with a carrying value of $106.9 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during 2003. However, we can provide no assurance that all or parts of these transactions will be consummated.

     We expect to use substantially all of the net proceeds from our disposition activity for one or all of the following purposes:

          .    reduce our outstanding debt;

          .    pay unitholder distributions; or

          . repurchase Common Units subject to the factors discussed above under "--Common Unit Repurchase Program".

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" and the accounting and reporting provisions for disposals of a segment of business as addressed in APB 30 "Reporting the Results of Operations-Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 is effective as of January 1, 2002 and extends the reporting requirements of discontinued operations to include those long-lived assets which:

     (1) are classified held for sale at December 31, 2002 as a result of disposal activities that were initiated subsequent to January 1, 2002 or
     (2) were sold during 2002 as a result of disposal activities that were initiated subsequent to January 1, 2002.

     Per SFAS 144, those long-lived assets which were sold during 2002 and resulted from disposal activities initiated prior to January 1, 2002 should be accounted for in accordance with SFAS 121 and APB 30. We adopted SFAS No. 144 in January of 2002. Income from discontinued operations and the gain/(loss) on sale of discontinued operations for properties meeting the criteria in accordance with SFAS No. 144 are reflected in the consolidated statements of income as discontinued operations for all periods presented. See Note 10 to the Consolidated Financial Statements for further discussion on our discontinued operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", which rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated, and if material, classified as an extraordinary item, net of related income tax effect. The provisions of SFAS No. 145 related to the rescission of Statement No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. We will adopt SFAS No. 145 in the first quarter of 2003. We do not anticipate that the adoption of this statement will have a material effect on our results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring"). The standard is effective for disposal activities initiated after December 31, 2002. We will adopt SFAS No. 146 in the first quarter of 2003. We do not anticipate that the adoption of this statement will have a material effect on our results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require us to make payments to a guaranteed third-party based on changes in underlying asset, liability, or an equity security of guaranteed party.

     While the accounting provisions only apply for new transactions entered into after December 31, 2002, the Interpretation requires us to include, and we have included, new disclosures in these financial statements. We are assessing the impact of this interpretation on our accounting for guarantees.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends FASB No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. On January 1, 2003, we will adopt the fair value method of accounting for stock-based compensation provisions of Statement No. 123. In accordance with SFAS 148, we will apply the prospective method of accounting and will expense all future employee stock options (and similar awards) over the vesting period based on the fair value of the award on the date of grant. We do not anticipate that the adoption of this statement will have a material effect on our results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46")," the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights. ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. We are assessing the impact of this interpretation on its accounting for investments in unconsolidated joint ventures.

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

     Our calculation of FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), is as follows:

          .    Net income (loss) - computed in accordance with GAAP;

          . Less gains (or plus losses) from sales of depreciable operating properties and items that are classified as extraordinary items under GAAP;

          . Plus depreciation and amortization of assets uniquely significant to the real estate industry; and

          . Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

     In addition, our calculation of FFO includes the add back of the transition adjustment of SFAS 133, as this amount does not impact the comparative measurement of our operating performance.

     Cash available for distribution ("CAD") is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space. In addition, CAD includes both recurring and nonrecurring operating results. As a result, nonrecurring items that are not defined as "extraordinary" under GAAP are reflected in the calculation of CAD.

     FFO and cash available for distribution for the years ended December 31, 2002, 2001 and 2000 are summarized in the following table ($ in thousands):

                                                                                         YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------------------
                                                                                 2002             2001             2000
                                                                             ------------     ------------     ------------
FUNDS FROM OPERATIONS:
Income before gain/(loss) on disposition of land and depreciable
 assets, discontinued operations and extraordinary item ..................   $     69,398     $    115,947     $    136,481
Add/(Deduct):
   Distributions to preferred unitholders ................................        (30,852)         (31,500)         (32,580)
   Transition adjustment upon adoption of SFAS 133 .......................             --              556               --
   Gain on disposition of land ...........................................          6,894            4,702            6,449
   Depreciation and amortization .........................................        126,636          113,415          112,876
   Unconsolidated affiliates:
     Loss on early extinguishment of debt ................................            309               --               --
     Depreciation ........................................................          9,190            8,144            5,192
   Discontinued operations (1):
     Depreciation and amortization .......................................          7,112            7,574            6,212
     Income ..............................................................         14,423           18,823           17,299
                                                                             ------------     ------------     ------------
       Funds from operations .............................................   $    203,110     $    237,661     $    251,929

CASH AVAILABLE FOR DISTRIBUTION:
Add/(Deduct):
   Rental income from straight-line rents ................................   $     (3,672)    $    (11,257)    $    (14,892)
   Nonrecurring compensation expense .....................................            913               --               --
   Litigation reserve ....................................................          2,700               --               --
   Amortization of deferred financing costs ..............................          1,394            2,005            2,512
   Non-incremental revenue generating capital expenditures:
     Building improvements paid ..........................................         (7,947)          (8,345)         (10,566)
     Second generation tenant improvements paid ..........................        (20,531)         (19,704)         (22,287)
     Second generation lease commissions paid ............................        (12,321)         (15,697)         (13,033)
                                                                             ------------     ------------     ------------
                                                                                  (40,799)         (43,746)         (45,886)
                                                                             ------------     ------------     ------------
       Cash available for distribution ...................................   $    163,646     $    184,663     $    193,663
                                                                             ============     ============     ============

PER COMMON UNIT-DILUTED:
   Funds from operations .................................................   $       3.37     $       3.85     $       3.75
                                                                             ============     ============     ============
   Cash available for distribution .......................................   $       2.72     $       2.99     $       2.88
                                                                             ============     ============     ============
   Distributions paid ....................................................   $       2.34     $       2.31     $       2.25
                                                                             ============     ============     ============

DISTRIBUTIONS PAYOUT RATIOS:
   Funds from operations .................................................           69.4%            60.0%            60.0%
                                                                             ============     ============     ============
   Cash available for distribution .......................................           86.0%            77.3%            78.1%
                                                                             ============     ============     ============

Weighted average common units outstanding - basic ........................         59,963           61,430           67,054
                                                                             ============     ============     ============
Weighted average common units outstanding - diluted ......................         60,222           61,773           67,225
                                                                             ============     ============     ============

(1) For further discussion related to discontinued operations, see Note 10 of the Consolidated Financial Statements.

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

     To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our two revolving loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

     As of December 31, 2002, we had approximately $61.3 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2003, our interest expense would be increased or decreased by approximately $613,000.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See page F-1 of the financial report included herein.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company is the sole general partner of the Operating Partnership. The section under the heading "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2003 is incorporated herein by reference for information on directors of the Company. See ITEM X in Part I hereof for information regarding executive officers of the Company.

                         ITEM 11. EXECUTIVE COMPENSATION

     The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the section titled "Executive Compensation" of the Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                          RELATED STOCKHOLDER MATTERS

     The Operating Partnership has no executive officers or directors. As of December 31, 2002, the only person or group known by us to be holding more than 5.0% of the Common Units was the Company, which owned 52,991,386 Common Units, or approximately 88.4% of the outstanding Common Units. In addition, the section under the heading "Equity Compensation Plan Information" of the Proxy Statement is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section under the heading "Related Party Transactions" of the Proxy Statement is incorporated herein by reference.

                        ITEM 14. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. SEC rules require that we disclose the conclusions of the CEO and CFO of the Company about the effectiveness of our disclosure controls and procedures.

     The CEO/CFO evaluation of our disclosure controls and procedures included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Annual Report. In the course of the evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Our disclosure controls and procedures are also evaluated on an ongoing basis by the following:

          .    employees in our internal audit department;

          .    other personnel in our finance organization;

          .    members of our internal disclosure committee;

          . members of the audit committee of the Company's Board of Directors; and

          . our independent auditors in connection with their audit and review activities.

     Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our disclosure controls and procedures, or whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

     The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Based on the most recent evaluation, which was completed within 90 days prior to the filing of this Annual Report, the Company's CEO and CFO believe that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our disclosure controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with GAAP.

     Since the date of this most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

                                     PART IV

    ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) List of Documents Filed as a Part of this Report

     1. Consolidated Financial Statements and Report of Independent Auditors See Index on Page F-1

     2.   Exhibits

        EX.       FN                                                  DESCRIPTION
   -----------  -------      ----------------------------------------------------------------------------------------------------
        3.1       (1)        Amended and Restated Articles of Incorporation of the Company
        3.2       (2)        Amended and Restated Bylaws of the Company
        4.1       (2)        Specimen of certificate representing shares of Common Stock
        4.2       (3)        Indenture  among the Operating  Partnership,  the Company and First Union  National Bank of
                             North Carolina dated as of December 1, 1996
        4.3       (4)        Specimen of certificate representing 8 5/8% Series A Cumulative Redeemable Preferred Shares
        4.4       (5)        Specimen of certificate representing 8% Series B Cumulative Redeemable Preferred Shares
        4.5       (6)        Specimen of certificate representing 8% Series D Cumulative Redeemable Preferred Shares
        4.6       (6)        Specimen of Depositary Receipt evidencing the Depositary Shares each representing 1/10 of an 8%
                             Series D Cumulative Redeemable Preferred Share
        4.7       (6)        Deposit Agreement, dated April 23, 1998, between the Company and First Union National Bank, as preferred share depositary
        4.8       (7)        Rights Agreement, dated as of October 6, 1997, between the Company and First Union National Bank, as rights agent
        4.9       (8)        Agreement to furnish certain instruments defining the rights of long-term debt holders
       10.1       (2)        Amended and Restated Agreement of Limited Partnership of the Operating Partnership
       10.2       (4)        Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to Series A Preferred Units
       10.3       (5)        Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to Series B Preferred Units
       10.4       (6)        Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to Series D Preferred Units
       10.5       (9)        Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to certain rights of limited partners upon a change of control
       10.6      (10)        Form of Registration Rights and Lockup Agreement among the Company and the Holders named therein, which agreement is signed by all Common Unit holders
       10.7      (11)        Amended and Restated 1994 Stock Option Plan
       10.8       (8)        1997 Performance Award Plan
       10.9      (12)        Form of Executive Supplemental Employment Agreement between the Company and Named Executive Officers

        EX.       FN                                              DESCRIPTION
   -----------  -------      ----------------------------------------------------------------------------------------------------
       10.10     (13)        Form of warrants to purchase Common Stock of the Company issued to John L. Turner,
                             William T. Wilson III and John E. Reece II
       10.11     (14)        Form of warrants to purchase Common Stock of the Company issued to W. Brian Reames, John W. Eakin and Thomas S. Smith
       10.12     (15)        1999 Shareholder Value Plan
       10.13     (16)        Credit Agreement among Highwoods Realty Limited Partnership, Highwoods Properties, Inc., the
                             Subsidiaries named therein and the Lenders named therein, dated as of December 13, 2000
       21        (12)        Schedule of subsidiaries of the Company
       23                    Consent of Ernst & Young LLP
       99.1                  Statement of Chief Executive Officer of Highwoods Properties Inc.
       99.2                  Statement of Chief Financial Officer of Highwoods Properties Inc.

----------
(1) Filed as part of the Company's Current Report on Form 8-K dated September 25, 1997 and amended by articles supplementary filed as part of the Company's Current Report on Form 8-K dated October 4, 1997 and articles supplementary filed as part of the Company's Current Report on Form 8-K dated April 20, 1998, each of which is incorporated herein by reference.

(2) Filed as part of Registration Statement 33-76952 with the SEC and incorporated herein by reference.

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

(8) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(9) Filed as part of the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(10) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(11) Filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(12) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(13) Filed as part of Registration Statement 33-88364 with the SEC and incorporated herein by reference.

(14) Filed as part of the Company's Current Report on Form 8-K dated April 1, 1996 and incorporated herein by reference.

(15) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(16) Filed as part of the Company's Current Report on Form 8-K dated December 14, 2000 and incorporated herein by reference.

     The Company will provide copies of any exhibit, upon written request, at a cost of $.05 per page.

     (b) Reports on Form 8-K
         We filed a Current Report on Form 8-K, dated January 2, 2003, reporting under Items 5 and 7(c) certain matters related to WorldCom's rejection of its lease at Highwoods Preserve in Tampa, Florida.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on March 25, 2003.


                     HIGHWOODS REALTY LIMITED PARTNERSHIP

                     By: Highwoods Properties, Inc., in its capacity as general partner (the "General Partner")

                     By: /s/               RONALD P. GIBSON
                         -------------------------------------------------------
                         Ronald P. Gibson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                        TITLE                                  DATE
     ---------------------------------------         -------------------------------------           --------------
     /s/      O. Temple Sloan, Jr.                   Chairman of the Board of                        March 25, 2003
     ---------------------------------------          Directors of the General Partner
             O. Temple Sloan, Jr.

     /s/      Ronald P. Gibson                       President, Chief Executive Officer              March 25, 2003
     ---------------------------------------          and Director of the General Partner
              Ronald P. Gibson

     /s/      Edward J. Fritsch                      Executive Vice President, Chief                 March 25, 2003
     ---------------------------------------          Operating Officer, Secretary and
              Edward J. Fritsch                       Director of the General Partner

     /s/       John L. Turner                        Vice Chairman of the Board and                  March 25, 2003
     ---------------------------------------          Director of the General Partner
               John L. Turner

     /s/      Gene H. Anderson                       Senior Vice President and                       March 25, 2003
     ---------------------------------------          Director of the General Partner
              Gene H. Anderson

     /s/       Thomas W. Adler                       Director of the General Partner                 March 25, 2003
     ---------------------------------------
               Thomas W. Adler

     /s/       Kay N. Callison                       Director of the General Partner                 March 25, 2003
     ---------------------------------------
               Kay N. Callison

     /s/   William E. Graham, Jr.                    Director of the General Partner                 March 25, 2003
     ---------------------------------------
           William E. Graham, Jr.

     /s/     Lawrence S. Kaplan                      Director of the General Partner                 March 25, 2003
     ---------------------------------------
             Lawrence S. Kaplan

     /s/      L. Glenn Orr, Jr.                      Director of the General Partner                 March 25, 2003
     ---------------------------------------
              L. Glenn Orr, Jr.

     /s/    Willard H. Smith, Jr.                    Director of the General Partner                 March 25, 2003
     ---------------------------------------
            Willard H. Smith, Jr.

     /s/   F. William Vandiver, Jr                   Director of the General Partner                 March 25, 2003
     ---------------------------------------
          F. William Vandiver, Jr.

     /s/      Carman J. Liuzzo                       Vice President and Chief Financial              March 25, 2003
     ---------------------------------------          Officer (Principal Financial Officer
              Carman J. Liuzzo                        and Principal Accounting Officer)
                                                      and Treasurer of the General Partner

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                        PURSUANT TO SECTION 12 OF THE ACT

     No annual report or proxy statement has been sent to security holders of the Registrant. The General Partner of the Registrant has mailed its annual report and its proxy statement to holders of common stock of the General Partner. Portions of the General Partner's proxy statement are incorporated by reference herein in Items 10-13 of Part III.

                                  CERTIFICATION

I, Ronald P. Gibson, certify that:

     1. I have reviewed this annual report on Form 10-K of Highwoods Realty Limited Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

  /s/ RONALD P. GIBSON
------------------------------------------------------------
Ronald P. Gibson
President and Chief Executive Officer of the General Partner

                                  CERTIFICATION

I, Carman J. Liuzzo, certify that:

     1. I have reviewed this annual report on Form 10-K of Highwoods Realty Limited Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

  /s/ CARMAN J. LIUZZO
-----------------------------------------------------------------
Carman J. Liuzzo
Vice President and Chief Financial Officer of the General Partner

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
Highwoods Realty Limited Partnership
     Report of Independent Auditors ................................................................    F-2
     Consolidated Balance Sheets as of December 31, 2002 and 2001 ..................................    F-3
     Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000 ........    F-4
     Consolidated Statements of Partners' Capital for the Years Ended December 31, 2002, 2001 and
      2000 .........................................................................................    F-5
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000 ....    F-6
     Notes to Consolidated Financial Statements ....................................................    F-8
     Schedule III -- Real Estate and Accumulated Depreciation ......................................   F-39

     All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To The Owners
Highwoods Realty Limited Partnership

     We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership (a majority-owned subsidiary of Highwoods Properties, Inc.) as of December 31, 2002 and 2001, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods Realty Limited Partnership at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     In 2002, as discussed in Note 1 to the consolidated financial statements, the Operating Partnership adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

                                          /S/ ERNST & YOUNG LLP

Raleigh, North Carolina
February 14, 2003

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                           Consolidated Balance Sheets

                                ($ in thousands)

                                                                                                        DECEMBER 31,
                                                                                             --------------------------------
                                                                                                  2002              2001
                                                                                             --------------    --------------
ASSETS:
Real estate assets, at cost:
   Land and improvements .................................................................   $      393,860    $      402,410
   Buildings and tenant improvements .....................................................        2,869,049         2,857,703
   Development in process ................................................................            6,847           108,272
   Land held for development .............................................................          175,302           146,445
   Furniture, fixtures and equipment .....................................................           20,960            19,392
                                                                                             --------------    --------------
                                                                                                  3,466,018         3,534,222
   Less - accumulated depreciation .......................................................         (462,099)         (373,914)
                                                                                             --------------    --------------
   Net real estate assets ................................................................        3,003,919         3,160,308
Property held for sale ...................................................................          104,779           178,641
Cash and cash equivalents ................................................................           10,730               794
Restricted cash ..........................................................................            8,582             5,685
Accounts receivable, net of allowance of $1,450 and $1,087, respectively .................           13,389            23,302
Advances to related parties ..............................................................               --               788
Notes receivable .........................................................................            9,949            13,726
Accrued straight-line rents receivable ...................................................           48,777            49,078
Investment in unconsolidated affiliates ..................................................           75,019            78,084
Other assets:
   Deferred leasing costs ................................................................          100,168           100,426
   Deferred financing costs ..............................................................           26,120            26,121
   Prepaid expenses and other ............................................................           15,295            10,441
                                                                                             --------------    --------------
                                                                                                    141,583           136,988
   Less - accumulated amortization .......................................................          (71,673)          (58,839)
                                                                                             --------------    --------------
     Other assets, net ...................................................................           69,910            78,149
                                                                                             --------------    --------------
Total Assets .............................................................................   $    3,345,054    $    3,588,555
                                                                                             ==============    ==============

LIABILITIES AND PARTNERS' CAPITAL:
Mortgages and notes payable ..............................................................   $    1,489,220    $    1,672,230
Accounts payable, accrued expenses and other liabilities .................................          114,870           114,920
                                                                                             --------------    --------------
   Total Liabilities .....................................................................        1,604,090         1,787,150
Minority interest ........................................................................               --               318
Redeemable operating partnership units:
   Class A Common Units, 6,974,524 and 7,143,747 outstanding at December 31,
    2002 and 2001, respectively ..........................................................          154,137           185,380
   Class B Common Units, 0 and 196,492 outstanding at December 31, 2002 and
    2001, respectively ...................................................................               --             5,099
   Series A Preferred Units, 104,945 outstanding at December 31, 2002 and 2001 ...........          103,308           103,308
   Series B Preferred Units, 6,900,000 outstanding at December 31, 2002 and
    2001 .................................................................................          166,346           166,346
   Series D Preferred Units, 400,000 outstanding at December 31, 2002 and 2001 ...........           96,842            96,842
Partners' Capital:
   Class A common units:
   General partner Common Units, 599,659 and 596,268 outstanding at December
    31, 2002 and 2001, respectively ......................................................           12,332            12,569
   Limited partner Common Units, 52,391,727 and 51,886,745 outstanding at
    December 31, 2002 and 2001, respectively .............................................        1,220,902         1,244,545
Accumulated other comprehensive loss .....................................................           (9,204)           (9,441)
Deferred compensation - restricted units .................................................           (3,699)           (3,561)
                                                                                             --------------    --------------
   Total Partners' Capital ...............................................................        1,220,331         1,244,112
                                                                                             --------------    --------------
Total Liabilities and Partners' Capital ..................................................   $    3,345,054    $    3,588,555
                                                                                             ==============    ==============

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                        Consolidated Statements of Income

                    ($ in thousands, except per unit amounts)

              For the Years Ended December 31, 2002, 2001 and 2000

                                                                                           2002          2001          2000
                                                                                        ----------    ----------    ----------
Rental revenue ......................................................................   $  454,122    $  469,134    $  509,669

OPERATING EXPENSES:
   Rental property ..................................................................      142,686       144,443       148,407
   Depreciation and amortization ....................................................      126,636       113,415       112,876
   Interest expense:
     Contractual ....................................................................      108,503       102,468       106,283
     Amortization of deferred financing costs .......................................        1,394         2,005         2,512
                                                                                        ----------    ----------    ----------
                                                                                           109,897       104,473       108,795
   General and administrative (includes $913 nonrecurring
    compensation expense in 2002) ...................................................       23,644        21,086        23,069
   Litigation reserve ...............................................................        2,700            --            --
                                                                                        ----------    ----------    ----------
     Total operating expenses .......................................................      405,563       383,417       393,147
                                                                                        ----------    ----------    ----------
OTHER INCOME:
   Interest and other income ........................................................       13,164        21,954        16,847
   Equity in earnings of unconsolidated affiliates ..................................        7,675         8,276         3,112
                                                                                        ----------    ----------    ----------
                                                                                            20,839        30,230        19,959
                                                                                        ----------    ----------    ----------
   Income before gain/(loss) on disposition of land and
    depreciable assets, discontinued operations and
    extraordinary item ..............................................................       69,398       115,947       136,481
   Gain on disposition of land ......................................................        6,894         4,702         6,449
   Gain/(loss) on disposition of depreciable assets .................................        5,356        11,495        (1,792)
                                                                                        ----------    ----------    ----------
   Income from continuing operations ................................................       81,648       132,144       141,138
DISCONTINUED OPERATIONS:
   Income from discontinued operations ..............................................       14,423        18,823        17,299
   Gain on sale of discontinued operations ..........................................       12,271            --            --
                                                                                        ----------    ----------    ----------
                                                                                            26,694        18,823        17,299
                                                                                        ----------    ----------    ----------
   Net income before extraordinary item .............................................      108,342       150,967       158,437
Extraordinary item - loss on early extinguishment of debt ...........................         (378)         (714)       (4,732)
                                                                                        ----------    ----------    ----------
   Net income .......................................................................      107,964       150,253       153,705
Distributions on preferred units ....................................................      (30,852)      (31,500)      (32,580)
                                                                                        ----------    ----------    ----------
   Net income available for Class A common units ....................................   $   77,112    $  118,753    $  121,125
                                                                                        ==========    ==========    ==========
NET INCOME PER COMMON UNIT - BASIC:
   Income from continuing operations ................................................   $     0.85    $     1.64    $     1.62
   Income from discontinued operations ..............................................         0.45          0.30          0.26
   Extraordinary item - loss on early extinguishment of debt ........................        (0.01)        (0.01)        (0.07)
                                                                                        ----------    ----------    ----------
   Net income .......................................................................   $     1.29    $     1.93    $     1.81
                                                                                        ==========    ==========    ==========
NET INCOME PER COMMON UNIT - DILUTED:
   Income from continuing operations ................................................   $     0.84    $     1.63    $     1.61
   Income from discontinued operations ..............................................         0.45          0.30          0.26
   Extraordinary item - loss on early extinguishment of debt ........................        (0.01)        (0.01)        (0.07)
                                                                                        ----------    ----------    ----------
   Net income .......................................................................   $     1.28    $     1.92    $     1.80
                                                                                        ==========    ==========    ==========
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING - BASIC: CLASS A COMMON UNITS:
     General Partner ................................................................          600           612           669
     Limited Partners ...............................................................       59,363        60,622        66,189
   Class B common units:
     Limited Partners ...............................................................           --           196           196
                                                                                        ----------    ----------    ----------
   Total ............................................................................       59,963        61,430        67,054
                                                                                        ==========    ==========    ==========
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING - DILUTED: CLASS A COMMON UNITS:
     General Partner ................................................................          602           616           670
     Limited Partners ...............................................................       59,620        60,961        66,359
   Class B common units:
     Limited Partners ...............................................................           --           196           196
                                                                                        ----------    ----------    ----------
   Total ............................................................................       60,222        61,773        67,225
                                                                                        ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                  Consolidated Statements of Partners' Capital

                                ($ in thousands)

              For the Years Ended December 31, 2002, 2001 and 2000

                                                    CLASS A COMMON UNIT
                                                ----------------------------
                                                                                               ACCUMULATED
                                                   GENERAL        LIMITED                         OTHER             TOTAL
                                                  PARTNER'S      PARTNERS'        DEFERRED     COMPREHENSIVE      PARTNERS'
                                                   CAPITAL        CAPITAL       COMPENSATION       LOSS            CAPITAL
                                                ------------    ------------   -------------  --------------    ------------
Balance at December 31, 1999:                   $     15,485    $  1,533,096   $          --  $           --    $  1,548,581
Issuance of common units.....................             29           3,023              --              --           3,052
Redemption/repurchase of common units........           (987)        (97,756)             --              --         (98,743)
Distributions paid...........................         (1,519)       (150,371)             --              --        (151,890)
Preferred distributions paid.................           (326)        (32,254)             --              --         (32,580)
Net income...................................          1,537         152,168              --              --         153,705
Adjustments of redeemable common units to
 fair value..................................           (136)        (13,557)             --              --         (13,693)
Issuance of restricted stock.................             31           3,018          (3,049)             --              --
Amortization of deferred compensation........             --              --             561              --             561
                                                ------------    ------------   -------------  --------------    ------------
Balance at December 31, 2000: ...............         14,114       1,397,367          (2,488)             --       1,408,993
Issuance of common units ....................             36           3,658              --              --           3,694
Redemption/repurchase of common units .......         (1,475)       (145,951)             --              --        (147,426)
Distributions paid ..........................         (1,429)       (141,460)             --              --        (142,889)
Preferred distributions paid ................           (315)        (31,185)             --              --         (31,500)
Net income ..................................          1,503         148,750              --              --         150,253
Adjustments of redeemable common units to
 fair value .................................            114          11,278              --              --          11,392
Other comprehensive loss ....................             --              --              --          (9,441)         (9,441)
Issuance of restricted stock ................             21           2,088          (2,109)             --              --
Amortization of deferred compensation .......             --              --           1,036              --           1,036
                                                ------------    ------------   -------------  --------------    ------------
Balance at December 31, 2001: ...............         12,569       1,244,545          (3,561)         (9,441)      1,244,112
Issuance of common units ....................             76           7,478              --              --           7,554
Redemption/repurchase of common units .......            (48)         (4,784)             --              --          (4,832)
Retirement of treasury units ................            (11)         (1,163)             --              --          (1,174)
Distributions paid ..........................         (1,412)       (139,764)             --              --        (141,176)
Preferred distributions paid ................           (308)        (30,544)             --              --         (30,852)
Net income ..................................          1,080         106,884              --              --         107,964
Adjustments of redeemable common units to
 fair value .................................            372          36,850              --              --          37,222
Other comprehensive income ..................             --              --              --             237             237
Issuance of restricted stock ................             14           1,400          (1,414)             --              --
Amortization of deferred compensation .......             --              --           1,276              --           1,276
                                                ------------    ------------   -------------  --------------    ------------
Balance at December 31, 2002: ...............   $     12,332    $  1,220,902   $      (3,699) $       (9,204)   $  1,220,331
                                                ============    ============   =============  ==============    ============

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows

                                ($ in thousands)

              For the Years Ended December 31, 2002, 2001 and 2000

                                                                             2002            2001            2000
                                                                         ------------    ------------    ------------
OPERATING ACTIVITIES:
Income from continuing operations ....................................   $     81,648    $    132,144    $    141,138
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
   Depreciation ......................................................        108,397         100,402         102,316
   Amortization of lease commissions .................................         18,239          13,013          10,560
   Amortization of deferred compensation .............................          1,276           1,036             561
   Amortization of deferred financing costs ..........................          1,394           2,005           2,512
   Amortization of accumulated other comprehensive loss ..............          1,543           1,565              --
   Equity in earnings of unconsolidated affiliates ...................         (7,675)         (8,276)         (3,112)
   Gain on disposition of land and depreciable assets ................        (12,250)        (16,197)         (4,657)
   Transition loss upon adoption of SFAS 133 .........................             --             556              --
   Loss on ineffective portion of derivative instruments .............             --             554              --
   Discontinued operations ...........................................         21,535          26,397          23,511
Changes in operating assets and liabilities:
   Accounts receivable ...............................................          9,920          (1,295)         (1,116)
   Prepaid expenses and other assets .................................         (7,751)         (2,077)          3,417
   Accrued straight-line rents receivable ............................         (3,344)        (11,257)        (14,892)
   Accounts payable, accrued expenses and other liabilities ..........         (9,924)         10,510          (2,259)
                                                                         ------------    ------------    ------------
     Net cash provided by operating activities .......................        203,008         249,080         257,979
                                                                         ------------    ------------    ------------
INVESTING ACTIVITIES:
Additions to real estate assets ......................................       (130,821)       (351,726)       (420,494)
Proceeds from disposition of real estate assets ......................        302,205         161,389         729,945
Repayments from/(advances to) subsidiaries ...........................            788          27,570         (13,062)
Distributions from unconsolidated affiliates .........................         10,919           8,940           2,400
Investments in notes receivable ......................................          3,777          58,321         (20,035)
Other investing activities ...........................................           (515)        (15,295)        (27,155)
                                                                         ------------    ------------    ------------
     Net cash provided by/(used in) investing activities .............        186,353        (110,801)        251,599
                                                                         ------------    ------------    ------------
FINANCING ACTIVITIES:
Distributions paid on common units ...................................       (141,176)       (142,889)       (151,890)
Dividends paid on preferred units ....................................        (30,852)        (31,500)        (32,580)
Net proceeds from the sale of common units ...........................          5,788           1,780           1,021
Redemption/repurchase of common units ................................         (4,832)       (147,426)        (98,743)
Redemption/repurchase of preferred units .............................             --         (18,501)             --
Loss on early extinguishment of debt .................................           (378)           (714)         (4,732)
Borrowings on revolving loans ........................................        198,500         482,900         522,000
Repayment of revolving loans .........................................       (362,000)       (282,400)       (723,000)
Borrowings on mortgages and notes payable ............................         51,737          76,707         218,162
Repayment of mortgages and notes payable .............................        (94,613)       (176,918)       (168,260)
Net change in deferred financing costs ...............................         (1,599)         (1,010)         (2,985)
                                                                         ------------    ------------    ------------
     Net cash used in financing activities ...........................       (379,425)       (239,971)       (441,007)
                                                                         ------------    ------------    ------------
Net increase/(decrease) in cash and cash equivalents .................          9,936        (101,692)         68,571
Cash and cash equivalents at beginning of the period .................            794         102,486          33,915
                                                                         ------------    ------------    ------------
Cash and cash equivalents at end of the period .......................   $     10,730    $        794    $    102,486
                                                                         ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ...............................................   $    114,608    $    117,990    $    126,957
                                                                         ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                                ($ in thousands)

              For the Years Ended December 31, 2002, 2001 and 2000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     The following summarizes the net assets contributed by the holders of Common Units in the Operating Partnership (other than the Company), the net assets acquired subject to mortgage notes payable and other non-cash equity transactions:

                                                                             2002            2001           2000
                                                                         ------------    ------------    ------------
ASSETS:
Notes receivable.......................................................  $         --    $         --    $      6,372
Accounts receivable....................................................           139              --              --
Net real estate assets.................................................        43,148           6,516         (56,055)
Cash and cash equivalents..............................................           353              40              --
Investment in unconsolidated affiliates................................            --              --          48,054
                                                                         ------------    ------------    ------------
                                                                         $     43,640    $      6,556    $     (1,629)
                                                                         ============    ============    ============
LIABILITIES:
Mortgages and notes payable............................................  $     23,366    $      3,922    $         --
Accounts payable, accrued expenses and other liabilities...............        18,508              73              --
                                                                         ------------    ------------    ------------
                                                                               41,874           3,995              --
                                                                         ------------    ------------    ------------
Equity:................................................................  $      1,766    $      2,561    $     (1,629)
                                                                         ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE OPERATING PARTNERSHIP

     Highwoods Realty Limited Partnership (the "Operating Partnership") is managed by its general partner, Highwoods Properties, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT") which operates in the southeastern and midwestern United States. The Operating Partnership's wholly-owned assets include: 493 in-service office, industrial and retail properties; 213 apartment units; 1,308 acres of undeveloped land suitable for future development; and an additional four properties under development.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2002, the Company owned 88.4% of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's Common Stock, $.01 par value (the "Common Stock"), or, at the Company's option, one share of Common Stock.

     Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the fair market value of one share of the Company's Common Stock at the time of such redemption, provided that the Company at its option may elect to acquire any such Common Unit presented for redemption for cash or one share of Common Stock. When a Common Unit holder redeems a Common Unit for a share of Common Stock or cash, the minority interest will be reduced and the Company's share in the Operating Partnership will be increased. The Common Units owned by the Company are not redeemable for cash.

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

     Impairment of long-lived assets. Real estate and leasehold improvements are classified as long-lived assets held for sale or as long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Operating Partnership records assets held for sale at the lower of the carrying amount or fair value less cost to sell. The impairment loss is the amount by which the carrying amount exceeds the fair value less cost to sell. With respect to assets classified as held and used, the Operating Partnership periodically reviews these assets to determine whether its carrying amount will be recovered from their undiscounted future operating cash flows and the Operating Partnership recognizes an impairment loss to the extent it believes the carrying amount is not recoverable. The Operating Partnership's estimates of the undiscounted future operating cash flows expected to be generated are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter the Operating Partnership's assumptions, the undiscounted future operating cash flows estimated by the Operating Partnership in its impairment analyses may not be achieved and the Operating Partnership may be required to recognize future impairment losses on its properties.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     Allowance for doubtful accounts. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Operating Partnership's receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Operating Partnership regularly evaluates the adequacy of its allowance for doubtful accounts considering such factors as the credit quality of its tenants, delinquency of payment, historical trends and current economic conditions. Actual results may differ from these estimates under different assumptions or conditions. If the Operating Partnership's assumptions regarding the collectibility of accounts receivables prove incorrect, the Operating Partnership could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of its allowance for doubtful accounts.

     Capitalized costs. Expenditures directly related to both the development of real estate assets and the leasing of properties are included in net real estate assets and are stated at cost in the consolidated balance sheets. The development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. The leasing expenditures include all general and administrative costs, including salaries incurred in connection with successfully securing leases on the properties. Estimated costs related to unsuccessful leases are expensed as incurred. If the Operating Partnership's assumptions regarding the successful efforts of development and leasing are incorrect, the resulting adjustments could impact earnings.

     Fair value of derivative instruments. In the normal course of business, the Operating Partnership is exposed to the effect of interest rate changes. The Operating Partnership limits its exposure by following established risk management policies and procedures including the use of derivatives. To mitigate its exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on the Operating Partnership's related debt. The Operating Partnership is required to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Changes in fair value will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes.

     To determine the fair value of derivative instruments, the Operating Partnership uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

     Rental revenue. Rental revenue is comprised of base rent, recoveries from tenants which represent reimbursements for certain costs as provided in the lease agreements such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs, parking and other income and termination fees which relate to specific tenants, each of whom has paid a fee to terminate its lease obligation before the end of the contracted term on the lease.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

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

     Investments in joint ventures. The Operating Partnership's investments in unconsolidated affiliates consist of one corporation, eight limited liability companies, four limited partnerships and two general partnerships. The Operating Partnership accounts for its investments in unconsolidated affiliates under the equity method of accounting as the Operating Partnership exercises significant influence, but does not control these entities. The Operating Partnership's unconsolidated corporation is controlled by an unrelated third party that owns more than 50.0% of the outstanding voting stock. The Operating Partnership has a 50.0% or less ownership interest in the unconsolidated limited liability companies and, under the terms of the various operating agreements, does not have any participating rights. The Operating Partnership has a 50.0% or less ownership interest in the unconsolidated limited partnerships and general partnerships. Although the Operating Partnership has an interest in two unconsolidated general partnerships and is the general partner in three of the unconsolidated limited partnerships, under the terms of the various partnership agreements, the Operating Partnership does not have control of the major operating and financial policies of these unconsolidated partnerships.

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

     From time to time, the Operating Partnership contributes real estate assets to an unconsolidated joint venture in exchange for a combination of cash and an equity interest in the venture. The Operating Partnership records a partial gain on the contribution of the real estate assets to the extent of the third party investor's interest and records a deferred gain to the extent of its continuing interest in the unconsolidated joint venture.

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

     As of December 31, 2002, the Operating Partnership had 2.3 million square feet of office properties and 162.6 acres of land under contract for sale in various transactions totaling $123.7 million. These real estate assets have a carrying value of $104.8 million and have been classified as assets held for sale in the accompanying financial statements.

CASH EQUIVALENTS

     The Operating Partnership considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

RESTRICTED CASH

     Restricted cash includes security deposits for the Operating Partnership's commercial properties and construction-related escrows. In addition, the Operating Partnership maintains escrow and reserve funds for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements.

REDEEMABLE COMMON UNITS

     Holders of redeemable Common Units may redeem each of their Common Units for cash equal to the fair market value of one share of the Operating Partnership's Common Stock at any time after expiration of the applicable "lock-up" period. The Operating Partnership, the general partner of the Operating Partnership, may at its option choose to satisfy the redemption requirement by issuing Common Stock on a one-for-one basis for the number of Common Units submitted for redemption. In accordance with ASR 268 issued by the Securities and Exchange Commission, these Common Units are classified outside of permanent partners' capital in the accompanying balance sheet. The recorded value of the Common Units is based on fair value at the balance sheet date as measured by the closing price of the Operating Partnership's common stock on that date multiplied by the total number of Common Units outstanding.

INCOME TAXES

     No provision has been made for income taxes because such taxes, if any, are the responsibility of the individual partners.

CONCENTRATION OF CREDIT RISK

     Management of the Operating Partnership performs ongoing credit evaluations of its tenants. As of December 31, 2002, the wholly-owned properties (excluding apartment units) were leased to 2,564 tenants in 14 geographic locations. The Operating Partnership's tenants engage in a wide variety of businesses. There is no dependence upon any single tenant.

COMMON UNIT AND STOCK COMPENSATION

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As described in Note 12 included herein, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. During 2002, the Financial Accounting Standards Board issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which provides methods of transition to the fair value based method of accounting for stock-based employee compensation. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. The Operating Partnership will elect the prospective method as defined by SFAS 148 in the first quarter of 2003.

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" and the accounting and reporting provisions for disposals of a segment of business as addressed in APB 30 "Reporting the Results of Operations-Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 is effective as of January 1, 2002 and extends the reporting requirements of discontinued operations to include those long-lived assets which:

     (1) are classified held for sale at December 31, 2002 as a result of disposal activities that were initiated subsequent to January 1, 2002 or
     (2) were sold during 2002 as a result of disposal activities that were initiated subsequent to January 1, 2002.

     Per SFAS 144, those long-lived assets which were sold during 2002 and resulted from disposal activities initiated prior to January 1, 2002 should be accounted for in accordance with SFAS 121 and APB 30. The Operating Partnership adopted SFAS No. 144 in January of 2002. Income from discontinued operations and the gain/(loss) on sale of discontinued operations for properties meeting the criteria in accordance with SFAS No. 144 are reflected in the consolidated statements of income as discontinued operations for all periods presented. See
Note 10 included herein for further discussion on the Operating Partnership's discontinued operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", which rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated, and if material, classified as an extraordinary item, net of related income tax effect. The provisions of SFAS No. 145 related to the rescission of Statement No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Operating Partnership will adopt SFAS No. 145 in the first quarter of 2003. The Operating Partnership does not anticipate that the adoption of this statement will have a material effect on its results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The standard is effective for disposal activities initiated after December 31, 2002. The Operating Partnership will adopt SFAS No. 146 in the first quarter of 2003. The Operating Partnership does not anticipate that the adoption of this statement will have a material effect on its results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Operating Partnership to make payments to a guaranteed third-party based on changes in underlying asset, liability, or an equity security of guaranteed party.

     While the accounting provisions only apply for new transactions entered into after December 31, 2002, the Interpretation requires the Operating Partnership to include, and it has included, new disclosures in these financial statements. The Operating Partnership is assessing the impact of this interpretation on its accounting for guarantees.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends FASB No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. On January 1, 2003, the Operating Partnership will adopt the fair value method of accounting for stock-based compensation provisions of Statement No. 123. In accordance with SFAS 148, the Operating Partnership will apply the prospective method of accounting and will expense all future employee stock options (and similar awards) over the vesting period based on the fair value of the award on the date of grant. The Operating Partnership does not anticipate that the adoption of this statement will have a material effect on its results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46")," the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights. ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. The Operating Partnership is assessing the impact of this interpretation on its accounting for investments in unconsolidated joint ventures.

RECLASSIFICATIONS

     Certain amounts in the December 31, 2001 and 2000 Financial Statements have been reclassified to conform to the December 31, 2002 presentation and accounting for discontinued operations (see Note 10 included herein). These reclassifications had no material effect on net income or partners' capital as previously reported.

MINORITY INTEREST

     Minority interest represents the limited partnership interest in a partnership which was formed to develop real estate properties, owned by holders other than the Operating Partnership.

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     During the past several years, the Operating Partnership has formed various joint ventures with unrelated investors. The Operating Partnership has retained minority equity interests ranging from 22.81% to 50.00% in these joint ventures. As required by GAAP, the Operating Partnership has accounted for its joint venture activity using the equity method of accounting, as the Operating Partnership does not control these joint ventures. As a result, the assets and liabilities of the Operating Partnership's joint ventures are not included on its balance sheet.

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

     In connection with the Company's merger with J.C. Nichols in July of 1998, the Operating Partnership acquired a 49.0% interest in Board of Trade Investment Company. The Operating Partnership is the sole and exclusive property manager of the Board of Trade Investment Company joint venture, for which it received $3,814, $5,310 and $0 in fees in 2002, 2001 and 2000, respectively. The
Operating Partnership has adopted the equity method of accounting for this joint venture.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     In addition, in connection with the Company's merger with J.C. Nichols Company in July 1998, the Operating Partnership succeeded to the interests of J.C. Nichols in a strategic alliance with R&R Investors, Ltd. pursuant to which R&R Investors manages and leases certain joint venture properties located in the Des Moines area. As a result of the merger, the Operating Partnership acquired an ownership interest of 50.0% or more in a series of nine joint ventures with R&R Investors (the "Des Moines Joint Ventures"). Certain of these properties were previously included in the Operating Partnership's consolidated financial statements. On June 2, 1999, the Operating Partnership agreed with R&R Investors to reorganize its respective ownership interests in the Des Moines Joint Ventures such that each would own a 50.0% interest. Accordingly, the Operating Partnership has adopted the equity method of accounting for its investment in each of the Des Moines Joint Ventures as a result of such reorganization. The impact of the reorganization was immaterial to the consolidated financial statements of the Operating Partnership.

     On March 15, 1999, the Operating Partnership closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG ("DLF"), pursuant to which the Operating Partnership sold or contributed certain office properties valued at approximately $142.0 million to a newly created limited partnership (the "DLF I Joint Venture"). DLF contributed approximately $56.0 million for a 77.19% interest in the DLF I Joint Venture, and the DLF I Joint Venture borrowed approximately $71.0 million from third-party lenders. The Operating Partnership retained the remaining 22.81% interest in the DLF I Joint Venture, received net cash proceeds of approximately $124.0 million and is the sole and exclusive property manager and leasing agent of the DLF I Joint Venture's properties, for which the Operating Partnership received fees of $862,006, $808,926 and $762,670 in 2002, 2001 and 2000, respectively. The
Operating Partnership has adopted the equity method of accounting for its investment in this joint venture.

     On May 9, 2000, the Operating Partnership closed a transaction with Dreilander-Fonds 97/26 and 99/32 ("DLF II") pursuant to which the Operating Partnership contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000-square-foot development project valued at approximately $110.0 million to a newly created limited partnership (the "DLF II Joint Venture"). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture and the DLF II Joint Venture borrowed approximately $50.0 million from a third-party lender. The Operating Partnership initially retained the remaining 60.0% interest in the DLF II Joint Venture and received net cash proceeds of approximately $73.0 million. During 2001 and 2000, DLF II contributed an additional $10.7 million in cash to the DLF II Joint Venture. As a result, the Operating Partnership decreased its ownership percentage to 42.93% as of December 31, 2001. The Operating Partnership is the sole and exclusive property manager and leasing agent of the DLF II Joint Venture's properties, for which the Operating Partnership received fees of $530,932, $491,200 and $208,600 in 2002, 2001 and 2000, respectively. The
Operating Partnership has adopted the equity method of accounting for this joint venture.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     On December 19, 2000, the Operating Partnership formed five joint ventures with Denver-based Miller Global Properties, LLC ("Miller Global"). In the first joint venture, the Operating Partnership sold or contributed 19 in-service office properties encompassing approximately 2.5 million rentable square feet valued at approximately $335.0 million to a newly created limited liability company. As part of the formation of the first joint venture, Miller Global contributed approximately $85.0 million in cash for an 80.0% ownership interest and the joint venture borrowed approximately $238.8 million from a third-party lender. The Operating Partnership retained a 20.0% ownership interest and received net cash proceeds of approximately $307.0 million. During 2001, the Operating Partnership contributed a 39,000 square feet development project to the first joint venture for $5.1 million. The joint venture borrowed an additional $3.7 million under its existing debt agreement with a third party and the Operating Partnership retained a 20.0% ownership interest and received net cash proceeds of approximately $4.8 million. In the remaining four joint ventures, the Operating Partnership contributed approximately $7.5 million of development land to various newly created limited liability companies and retained a 50.0% ownership interest. Three of these joint ventures have developed three properties encompassing 347,000 rentable square feet that costs approximately $50.4 million. The fourth joint venture is expected to develop one property encompassing 88,000 rentable square feet with a budgeted cost of approximately $10.8 million. The Operating Partnership is the sole and exclusive developer of these properties, and received $34,997, $553,270 and $263,549 in development fees in 2002, 2001 and 2000, respectively. In addition, the Operating Partnership is the sole and exclusive property manager and leasing agent for the properties in all of these joint ventures and received fees of $2.9 million, $1.5 million and $73,793 in 2002, 2001 and 2000, respectively. The Operating Partnership has adopted the equity method of accounting for all of the joint ventures with Miller Global.

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

     Additionally, during 1999 and 2001, the Operating Partnership closed two transactions with Highwoods-Markel Associates, LLC and Concourse Center Associates, LLC pursuant to which the Operating Partnership sold or contributed certain office properties to newly created limited partnerships. Unrelated investors contributed cash for a 50.0% ownership interest in the joint ventures. The Operating Partnership retained the remaining 50.0% interest, received net cash proceeds and is the sole and exclusive property manager and leasing agent of the joint venture's properties, for which the Operating Partnership received fees of $109,775, $53,636 and $31,152 in 2002, 2001 and 2000, respectively. The
Operating Partnership has adopted the equity method of accounting for both of these joint ventures.

     On June 14, 2002, the Operating Partnership contributed $1.1 million cash to Plaza Colonnade, LLC, a newly formed limited liability company to construct a 285,000 square foot development property. The total project costs are estimated at $70.6 million. The Operating Partnership has retained a 50.0% interest in this joint venture, and has adopted the equity method of accounting for this joint venture. On February 12, 2003, Plaza Colonnade, LLC signed a $61.3 million construction loan to fund the development of this property. The loan requires that the joint venture invest $9.3 million, $4.6 million of which will be the Operating Partnership's share. The Operating Partnership and its partners in this joint venture have each guaranteed 50.0% of the loan. The loan repayment guarantees are reduced upon the project reaching certain predetermined criteria. In addition, the guarantees are reduced to 25.0% of the loan balance. In addition to the construction loan described above, the partners have provided collectively $12.0 million in letters of credit, $6.0 million by the Operating Partnership and $6.0 million by its partner. During construction the joint venture is required to have in place the aforementioned letters of credit.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     On June 26, 2002, the Operating Partnership acquired its joint venture partner's interest in MG-HIW Rocky Point, LLC, which owned Harborview Plaza, a 205,000 rentable square foot office property, to bring the Operating Partnership's ownership interest in that entity to 100.0%. At that time, the Operating Partnership consolidated the assets and liabilities, and recorded income and expenses on a consolidated basis.

     On September 11, 2002, the Operating Partnership contributed Harborview Plaza to SF-HIW Harborview Plaza, LP, a newly formed joint venture with a different partner, in exchange for a 20.0% limited partnership interest and $12.1 million in cash. The Operating Partnership is the sole and exclusive property manager and leasing agent of this joint venture's property, for which it received fees of $60,794 in 2002. The assets, liabilities and net income from the SF-HIW Harborview Plaza, LP are included in the table below.

     The following tables set forth information regarding the Operating Partnership's joint venture activity as recorded on the joint venture's books at December 31, 2002 and 2001 ($ in thousands):

                                                            DECEMBER 31, 2002                            DECEMBER 31, 2001
                                                 -----------------------------------------   --------------------------------------
                                      PERCENT       TOTAL                        TOTAL         TOTAL                       TOTAL
                                       OWNED       ASSETS        DEBT         LIABILITIES      ASSETS        DEBT       LIABILITIES
                                      -------    ----------   ----------      ------------   ----------   ----------   ------------
BALANCE SHEET DATA:
Board of Trade
   Investment Company .............     49.00%   $    7,778   $      919      $      1,071   $    7,372   $    1,076   $      1,258
Dallas County Partners (1) ........     50.00%       44,128       38,904            41,285       44,786       35,495         40,967
Dallas County Partners II (1) .....     50.00%       18,900       23,587            24,874       19,891       24,601         25,778
Fountain Three (1) ................     50.00%       37,159       30,958            32,581       37,218       26,049         33,200
RRHWoods, LLC (1) .................     50.00%       82,646       68,561            71,767       82,740       66,038         69,098
Schweiz-Deutschland-USA
 DreilanderBeteiligung Objekt
 DLF 98/29-Walker Fink-KG .........     22.81%      141,147       68,209            70,482      143,960       69,113         70,979
Dreilander-Fonds 97/26 and 99/32 ..     42.93%      119,134       59,688            62,601      122,820       60,000         62,422
Highwoods-Markel Associates, LLC ..     50.00%       16,026       11,625            12,583       16,436       11,625         12,563
MG-HIW, LLC .......................     20.00%      355,102      242,240           249,340      353,531      242,240        247,950
MG-HIW Peachtree Corners III, LLC .     50.00%        3,809        2,494             2,823        3,503        2,299          2,445
MG-HIW Rocky Point, LLC ...........     50.00%           --           --                --       28,212       17,322         19,695
MG-HIW Metrowest I, LLC ...........     50.00%        1,601           --                 3        1,600           --             --
MG-HIW Metrowest II, LLC ..........     50.00%        9,600        5,372             5,540        8,683        3,763          4,034
Concourse Center Associates, LLC ..     50.00%       14,896        9,859            10,193       14,551       10,000         10,016
Plaza Colonnade, LLC ..............     50.00%        3,591           --                 3           --           --             --
SF-HIW Harborview, LP. ............     20.00%       41,134       22,800            25,225           --           --             --
                                                 ----------   ----------      ------------   ----------   ----------   ------------
Total .............................              $  896,651   $  585,216      $    610,371   $  885,303   $  569,621   $    600,405
                                                 ==========   ==========      ============   ==========   ==========   ============

(1)  Des Moines joint ventures.
(2) Amount represents total draws at December 31, 2002 on a construction loan made to this joint venture by an affiliate of the Company with an interest rate of LIBOR plus 200 basis points due July 2003.
(3) $2.7 million of this debt has been guaranteed by the Operating Partnership subject to a prorata indemnity from the Operating Partnership's joint venture partner.
(4) On February 12, 2003, Plaza Colonnade, LLC signed a $61.3 million construction loan to fund the development of this property. The loan requires that the joint venture invest $9.3 million, $4.6 million of which will be the Operating Partnership's share. The Operating Partnership and its partners in this joint venture have each guaranteed 50.0% of the loan.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                                                                                          DECEMBER 31, 2002
                                                           -------------------------------------------------------------------------
                                                                                                                            NET
                                               PERCENT                     OPERATING                        DEPR/          INCOME/
                                                OWNED        REVENUE        EXPENSES      INTEREST         AMORT          (LOSS)
                                             ----------    ------------   ------------   ----------     ------------    ------------
INCOME STATEMENT DATA:
Board of Trade Investment Company .........     49.00%     $      2,670   $      1,647   $       83     $        363    $       577
Dallas County Partners (1) ................     50.00%           11,046          5,470        2,663            1,998            915
Dallas County Partners II (1) .............     50.00%            5,948          2,522        2,452            1,062            (88)
Fountain Three (1) ........................     50.00%            6,884          2,850        2,143            1,516            375
RRHWoods, LLC (1) .........................     50.00%           13,740          7,145        3,397(2)         3,617           (419)
Schweiz-Deutschland-USA
 DreilanderBeteilig
 Objekt DLF 98/29-Walker Fink-KG ..........     22.81%           20,337          5,549        4,653            3,391          6,744
Dreilander-Fonds 97/26 and 99/32 ..........     42.93%           16,859          4,465        4,635            3,968          3,791
Highwoods-Markel Associates, LLC ..........     50.00%            3,191          1,642        1,032              562            (45)
MG-HIW, LLC ...............................     20.00%           51,177         18,156       10,741            8,377         13,903
MG-HIW Peachtree Corners III, LLC .........     50.00%               --             55           --               44            (99)
MG-HIW Rocky Point, LLC ...................     50.00%            1,813            555          271              248            739
MG-HIW Metrowest I, LLC ...................     50.00%               --             26           --               --            (26)
MG-HIW Metrowest II, LLC ..................     50.00%              303            240           50              246           (233)
Concourse Center Associates, LLC ..........     50.00%            2,113            539          681              302            591
Plaza Colonnade, LLC ......................     50.00%                9             --           --                2              7
SF-HIW Harborview, LLC ....................     20.00%            1,721            458          432              289            542
                                                           ------------   ------------   ----------     ------------    -----------
TOTAL .....................................                $    137,811   $     51,319   $   33,233     $     25,985    $    27,274
                                                           ============   ============   ==========     ============    ===========

                                                                           DECEMBER 31, 2001
                                               ------------------------------------------------------------
                                                                                                     NET
                                                              OPERATING                 DEPR/      INCOME/
                                                 REVENUE      EXPENSES    INTEREST      AMORT      (LOSS)
                                               ------------   ---------   ---------   ---------   ---------
INCOME STATEMENT DATA:
Board of Trade Investment Company .........    $      2,524   $   1,666   $      90   $     311   $     457
Dallas County Partners (1) ................          11,148       4,905       2,715       1,883       1,645
Dallas County Partners II (1) .............           7,614       2,750       2,550       1,066       1,248
Fountain Three (1) ........................           6,747       2,912       2,109       1,676          50
RRHWoods, LLC (1) .........................          14,632       6,950       3,454       3,298         930
Schweiz-Deutschland-USA
 DreilanderBeteilig
 Objekt DLF 98/29-Walker Fink-KG ..........          20,305       5,474       4,712       3,288       6,831
Dreilander-Fonds 97/26 and 99/32 ..........          17,691       4,159       4,589       3,239       5,704
Highwoods-Markel Associates, LLC ..........           3,215       1,811         965         668        (229)
MG-HIW, LLC ...............................          50,457      17,584      15,418       8,701       8,754
MG-HIW Peachtree Corners III, LLC .........               1          38          --          --         (37)
MG-HIW Rocky Point, LLC ...................              18          --          --          --          18
MG-HIW Metrowest I, LLC ...................              --          21          --          --         (21)
MG-HIW Metrowest II, LLC ..................              52          67          --          26         (41)
Concourse Center Associates, LLC ..........              66          16          41          --           9
Plaza Colonnade, LLC ......................              --          --          --          --          --
SF-HIW Harborview, LLC ....................              --          --          --          --          --
                                               ------------   ---------   ---------   ---------   ---------
TOTAL .....................................    $    134,470   $  48,353   $  36,643   $  24,156   $  25,318
                                               ============   =========   =========   =========   =========


(1)  Des Moines joint ventures
(2)  Includes $617,297 loss on early extinguishment of debt.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

3. MORTGAGES AND NOTES PAYABLE

     The Operating Partnership's mortgages and notes payable consisted of the following at December 31, 2002 and 2001:

                                                                          2002            2001
                                                                     -------------    ------------
                                                                            ($ IN THOUSANDS)
Mortgage and loans payable:
   9.0% mortgage loans due 2005....................................  $      36,089    $     36,929
   8.1% mortgage loans due 2005....................................         28,004          28,693
   8.2% mortgage loans due 2007....................................         68,442          69,868
   7.8% mortgage loans due 2009....................................         89,946          91,449
   7.9% mortgage loans due 2009....................................         90,008          91,491
   7.8% mortgage loans due 2010....................................        142,841         134,966
   4.5% to 9.4% mortgage loans due between 2002 and 2022...........         41,081          63,747
   Variable rate mortgage loan due 2007............................          4,309              --
   Secured Revolving Loan due 2003.................................             --           3,922
                                                                     -------------    ------------
                                                                           500,720         521,065
                                                                     -------------    ------------
Unsecured indebtedness:
   6.75% notes due 2003............................................  $     100,000    $    100,000
   8.0% notes due 2003.............................................        146,500         146,500
   7.0% notes due 2006.............................................        110,000         110,000
   7.125% notes due 2008...........................................        100,000         100,000
   8.125% notes due 2009...........................................         50,000          50,000
   MOPPRS due 2013 (1).............................................        125,000         125,000
   Put Option Notes due 2011 (2)...................................        100,000         100,000
   7.5% notes due 2018.............................................        200,000         200,000
   Term loan due 2002..............................................             --          19,165
   Term loan due 2005..............................................         20,000              --
   Unsecured Revolving Loan due 2003...............................         37,000         200,500
                                                                     -------------    ------------
                                                                           988,500       1,151,165
                                                                     -------------    ------------
     Total.........................................................  $   1,489,220    $  1,672,230
                                                                     =============    ============

(1) On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013. The MOPPRS bore an interest rate of 6.835% from the date of issuance through January 31, 2003. On January 31, 2003, the interest rate was changed to 8.975% pursuant to the interest rate reset provisions of the MOPPRS. On February 3, 2003, the Operating Partnership repurchased 100.0% of the principal amount of the MOPPRS from the sole holder thereof in exchange for a secured note in the principal amount of $142.8 million. The secured note bears interest at a fixed rate of 6.03% and has a maturity date of February 28, 2013.
(2) On June 24, 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 ("X-POS"), which represent fractional undivided beneficial interest in the trust. The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the "Put Option Notes"), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on such Put Option Notes will be 6.39% plus the applicable spread determined as of June 15, 2004. In connection with the initial issuance of the Put Option Notes, a counterparty was granted an option to purchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount. If the counterparty elects not to exercise this option, the Operating Partnership would be required to repurchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount plus accrued and unpaid interest.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     The following table sets forth the principal payments due on the Operating Partnership's long-term debt as of December 31, 2002 ($ in thousands):

                                              TOTAL           2003           2004           2005           2006
                                           ------------   ------------   ------------   ------------   ------------
FIXED RATE DEBT:
  Unsecured:
    MOPPRS (1) .........................   $    125,000   $         --   $         --   $         --   $         --
    Put Option Notes (2) ...............        100,000             --             --             --             --
    Notes ..............................        706,500        246,500             --             --        110,000
  Secured:
    Mortgages and loans payable ........        496,411         10,246         12,865         77,497         15,178
                                           ------------   ------------   ------------   ------------   ------------
    Total Fixed Rate Debt ..............      1,427,911        256,746         12,865         77,497        125,178
                                           ------------   ------------   ------------   ------------   ------------
VARIABLE RATE DEBT:
  Unsecured:
    Term Loan ..........................         20,000             --             --         20,000             --
    Revolving Loan .....................         37,000         37,000             --             --             --
  Secured:
    Revolving Loan .....................             --             --             --             --             --
    Mortgage loan payable ..............          4,309            246            265            279            292
                                                          ------------   ------------   ------------   ------------
  Total Variable Rate Debt .............         61,309         37,246            265         20,279            292
                                           ------------   ------------   ------------   ------------   ------------
Total Long Term Debt ...................   $  1,489,220   $    293,992   $     13,130   $     97,776   $    125,470
                                           ============   ============   ============   ============   ============

                                                 2007        THEREAFTER
                                             ------------   ------------
FIXED RATE DEBT:
  Unsecured:
    MOPPRS (1) .........................     $         --   $    125,000
    Put Option Notes (2) ...............               --        100,000
    Notes ..............................               --        350,000
  Secured:
    Mortgages and loans payable ........           74,952        305,673
                                             ------------   ------------
    Total Fixed Rate Debt ..............           74,952        880,673
                                             ------------   ------------
VARIABLE RATE DEBT:
  Unsecured:
    Term Loan ..........................               --             --
    Revolving Loan .....................               --             --
  Secured:
    Revolving Loan .....................               --             --
    Mortgage loan payable ..............            3,227             --
                                             ------------   ------------
  Total Variable Rate Debt .............            3,227             --
                                             ------------   ------------
Total Long Term Debt ...................     $     78,179   $    880,673
                                             ============   ============

(1) On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013. The MOPPRS bore an interest rate of 6.835% from the date of issuance through January 31, 2003. On January 31, 2003, the interest rate was changed to 8.975% pursuant to the interest rate reset provisions of the MOPPRS. On February 3, 2003, the Operating Partnership repurchased 100.0% of the principal amount of the MOPPRS from the sole holder thereof in exchange for a secured note in the principal amount of $142.8 million. The secured note bears interest at a fixed rate of 6.03% and has a maturity date of February 28, 2013.
(2) On June 24, 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 ("X-POS"), which represent fractional undivided beneficial interest in the trust. The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the "Put Option Notes"), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on such Put Option Notes will be 6.39% plus the applicable spread determined as of June 15, 2004. In connection with the initial issuance of the Put Option Notes, a counterparty was granted an option to purchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount. If the counterparty elects not to exercise this option, the Operating Partnership would be required to repurchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount plus accrued and unpaid interest.

SECURED INDEBTEDNESS

     The mortgage and loans payable and the secured revolving loan were secured by real estate assets with an aggregate carrying value of $886.0 million at December 31, 2002.

UNSECURED INDEBTEDNESS

     The Operating Partnership's unsecured notes of $931.5 million bear fixed interest rates ranging from 6.8% to 8.1%, with interest payable semi-annually in arrears. The premium and discount related to the issuance of the unsecured notes is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the MOPPRS, which were retired on February 3, 2003, and Put Option Notes, are redeemable at any time at the option of the Operating Partnership, subject to certain conditions including the payment of make-whole amounts.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     The Operating Partnership currently has a $300.0 million unsecured revolving loan (with $37.0 million outstanding at December 31, 2002) that matures in December 2003. The Operating Partnership's unsecured revolving loan also includes a $150.0 million competitive sub-facility. Depending upon the corporate credit ratings assigned to the Operating Partnership from time to time by the various rating agencies, the Operating Partnership's unsecured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.70% to 1.55% and the Operating Partnership's secured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.55% to 1.50%. The Operating Partnership currently has a credit rating of BBB- assigned by Standard & Poor's, a credit rating of BBB- assigned by Fitch Inc. and a credit rating of Baa3 assigned by Moody's Investor Service. As a result, interest currently accrues on borrowings under the Operating Partnership's unsecured revolving loan at an average rate of LIBOR plus 95 basis points. In addition, the Operating Partnership is currently required to pay an annual facility fee equal to .20% of the total commitment on the unsecured revolving loan.

     The terms of each of the Operating Partnership's revolving loans and the indenture that governs the Operating Partnership's outstanding unsecured notes require the Operating Partnership to comply with various operating and financial covenants and performance ratios. The Operating Partnership is currently in compliance with all such requirements.

INTEREST RATE HEDGE CONTRACTS

     To meet in part its long-term liquidity requirements, the Operating Partnership borrows funds at a combination of fixed and variable rates. Borrowings under the two revolving loans bear interest at variable rates. The Operating Partnership's long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates. In addition, the Operating Partnership has assumed fixed rate and variable rate debt in connection with acquiring properties. The Operating Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, from time to time the Operating Partnership enters into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate its interest rate risk with respect to various debt instruments. The Operating Partnership does not hold or issue these derivative contracts for trading or speculative purposes.

     The interest rate on all of the Operating Partnership's variable rate debt is currently adjusted at one to three month intervals, subject to settlements under these contracts. Net payments/(receipts) made to counterparties under interest rate hedge contracts were $415,051, $1,003,159, and ($206,894) in 2002, 2001 and 2000, respectively, and were recorded as increases/(decreases) to interest expense.

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

OTHER INFORMATION

     Total interest capitalized was approximately $7.0 million, $16.9 million and $23.7 million in 2002, 2001 and 2000, respectively.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

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

     The restricted shares vest 50.0% after three years and 50.0% after five years. The restricted share awards are recorded at market value on the date of grant as unearned compensation expense and amortized over the restriction periods. Generally, recipients are eligible to receive dividends on restricted stock issued. Restricted stock and annual expense information is as follows:

                                                                       2002
                                                                   -----------
     Restricted shares outstanding at January 1, 2002...........       189,606
     Number of restricted shares awarded........................        78,969
     Restricted shares repurchased or cancelled.................       (30,407)
                                                                   -----------
     Restricted shares outstanding at December 31, 2002.........       238,168
                                                                   ===========
     Annual expense, net........................................   $ 1,276,000
                                                                   ===========
     Average fair value per share at date of grant..............   $     24.90
                                                                   ===========

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     The Company established a deferred compensation plan pursuant to which various executive officers could elect to defer a portion of the compensation that would otherwise be paid to the executive officer for investment in units of phantom stock or other investments unrelated to the Company's securities. At the end of each calendar quarter, any executive officer that elects to defer compensation in phantom stock is credited with units of phantom stock at a 15.0% discount. The units of phantom stock accrue dividends in an amount equal to the dividends paid on the Company's common stock. If the executive officer leaves Highwoods employ for any reason (other than death, disability, normal retirement or voluntary termination by Highwoods) within two years after the end of the year in which such officer has deferred compensation, such officer will incur a penalty. Over the two-year vesting period, the Company records compensation expense equal to the 15.0% discount, the accrued dividends and any changes (increase or decrease) in the market value of the Company's common stock from the date of the deferral.

     The Company's obligations to its executive officers are reimbursed by the Operating Partnership.

401(K) SAVINGS PLAN

     The Company has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Company matches the first 6.0% of compensation deferred at the rate of 75.0% of employee contributions. During 2002, 2001 and 2000, the Company contributed $942,111, $648,509 and $955,303, respectively, to the 401(k) savings plan. Administrative expenses of the plan are paid by the Company. The Company's obligations under and related to the 401(k) savings plan are reimbursed by the Operating Partnership.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan for all active employees. At the end of each three-month offering period, each participant's account balance is applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant may contribute up to 25.0% of their pay. Employees purchased 47,488 and 40,935 shares of Common Stock under the Employee Stock Purchase Plan during the years ended December 31, 2002 and 2001, respectively. With each share of Common Stock issued under the Employee Stock Purchase Plan, the Operating Partnership issues one Common Unit to the Company in exchange for the price paid by the employee for the share of Common Stock.

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     Expected future minimum rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 2002, are as follows ($ in thousands):

     2003..................................   $   384,588
     2004..................................       335,923
     2005..................................       278,308
     2006..................................       219,865
     2007..................................       172,690
     Thereafter............................       464,051
                                              -----------
                                              $ 1,855,425
                                              ===========

     Expected future minimum rents have been reduced as a result of the rejection by WorldCom of two leases encompassing 819,653 square feet and the rejection by USAirways of two leases encompassing 119,013 square feet.

6. RELATED PARTY TRANSACTIONS

     On December 8, 1998, the Operating Partnership purchased the Bluegrass Valley office development project from a limited liability company controlled by an executive officer and director of the Operating Partnership for approximately $2.5 million. On July 16, 1999, the Operating Partnership purchased development land and an option to purchase other development land in the Bluegrass Valley office development project from the same limited liability company controlled by the same executive officer and director of the Operating Partnership for approximately $4.6 million in Common Units. On October 31, 2002, the Operating Partnership exercised its option to purchase the additional development land in a staged takedown, and acquired 30.6 acres of the optioned property from the same limited liability company for $4.6 million. As part of this transaction, the Operating Partnership also acquired 23.5 acres of other development land in the Bluegrass Valley office development project for $2.6 million. On January 17, 2003, the Operating Partnership acquired 23.46 acres of the formerly optioned development land from the same limited liability company for $2.3 million. The Operating Partnership believes that each purchase price did not exceed market value.

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

     The Operating Partnership advanced $787,746 to an officer and director related to certain expenses paid by the Operating Partnership on behalf of the officer and director. During 2002, this advance, along with accrued interest, was repaid by the officer and director.

     During 2000, in connection with the formation of the MG-HIW Peachtree Corners III, LLC, a construction loan was made by an affiliate of the Company to this joint venture. Interest accrues at a rate of LIBOR plus 200 basis points and the loan is due July 2003. At December 31, 2002, $2.5 million was outstanding on this loan.

     During the years ended December 31, 2002 and 2001, the Operating Partnership paid $1.6 million and $4.2 million, respectively, of general and administrative expenses on behalf of the Company. These amounts are reflected in the Consolidated Statements of Income and the Consolidated Balance Sheets of the Operating Partnership.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

7. PARTNERS' CAPITAL

DISTRIBUTIONS

     Distributions paid on Common Units (including Redeemable Class A and Class B Common Units) were $2.34, $2.31 and $2.25 per Common Unit for the years ended December 31, 2002, 2001 and 2000, respectively.

     On January 28, 2003, the Board of Directors declared a Common Unit distribution of $0.585 per Common Unit payable on February 24, 2003, to Common Unitholders of record on February 17, 2003.

PREFERRED UNITS

     On February 12, 1997, the Operating Partnership issued 125,000 Series A Preferred Units to the Company. The Series A Preferred Units are non-voting and have a liquidation preference of $1,000 per unit for an aggregate liquidation preference of $125.0 million plus accrued and unpaid distributions. The net proceeds of the Series A Preferred Units issued were $121.8 million. The Company is entitled to receive cumulative preferential cash distributions at a rate of 8 5/8% of the liquidation preference per annum (equivalent to $86.25 per unit). On or after February 12, 2027, the Series A Preferred Units may be redeemed for cash upon the redemption of the corresponding Series A Preferred Stock issued by the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other units, which may include other preferred units. On June 19, 2001, the Company repurchased in a privately negotiated transaction 20,055 of these units at $922.50 per unit, for a total purchase price of $18.5 million. For each Series A Preferred Share repurchased by the Company, one equivalent Series A Preferred Unit was retired.

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

8. DERIVATIVE FINANCIAL INSTRUMENTS

     SFAS 133 requires the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Accumulated Other Comprehensive Loss ("AOCL") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings.

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

     On the date that the Operating Partnership enters into a derivative contract, the Operating Partnership designates the derivative as (1) a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability (a "cash flow" hedge), (2) a hedge of changes in the fair value of an asset or a liability attributable to a particular risk (a "fair value" hedge), or (3) an instrument that is held as a non-hedge derivative. Changes in the fair value of highly effective cash flow hedges, to the extent that the hedge is effective, are recorded in AOCL, until earnings are affected by the hedged transaction (i.e. until periodic settlements of a variable-rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the transaction) is recorded in current-period earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

     The Operating Partnership formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) forecasted transactions. The Operating Partnership also assesses and documents, both at the hedging instrument's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When the Operating Partnership determines that a derivative is not (or has ceased to be) highly effective as a hedge, the Operating Partnership discontinues hedge accounting prospectively.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     During 2002, the Operating Partnership had an interest rate swap mature, resulting in a debit to interest rate derivative liability and an offsetting credit to AOCL of $411,000. In addition, during 2002, the Operating Partnership entered into and terminated two $24.0 million treasury lock agreements related to an anticipated fixed rate financing with two financial counterparties, which effectively lock the treasury rate at 3.8%. These treasury lock agreements are designated as cashflow hedges and the effective portion of the cumulative loss on these derivative instruments was $1.7 million at December 31, 2002 and is being reported as a component of AOCL in partners' capital. These costs will be recognized into earnings in the same period or periods during which the hedged transaction affects earnings (as the underlying debt is paid down). The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at December 31, 2002 associated with these derivative instruments which will be recognized within the next 12 months will be approximately $277,867.

     At December 31, 2002, approximately $7.5 million of deferred financing costs from past cash flow hedging instruments remain in AOCL. These costs will be recognized into earnings as the underlying debt is repaid. The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at December 31, 2002 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $1.6 million.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

     Other comprehensive income/(loss) represents net income plus the results of certain non-partners' capital changes not reflected in the Consolidated Statements of Income. The components of other comprehensive income/(loss) are as follows ($ in thousands):

                                                               DECEMBER 31,    DECEMBER 31,
                                                                   2002            2001
                                                               ------------    ------------
Net income .................................................   $    107,964    $    150,253
Accumulated other comprehensive income/(loss):
   Unrealized derivative losses on cashflow
    hedges .................................................         (1,306)           (411)
   Reclassification of past hedging relationships ..........             --         (10,597)
   Amortization of past hedging relationships ..............          1,543           1,567
                                                               ------------    ------------
     Total other comprehensive income/(loss) ...............            237          (9,441)
                                                               ------------    ------------
     Total comprehensive income ............................   $    108,201    $    140,812
                                                               ============    ============

10. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions for disposals of a segment of business as addressed in APB 30 "Reporting the Results of Operations-Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 is effective as of January 1, 2002 and extends the reporting requirements of discontinued operations to include those long-lived assets which:

     (1) are classified held for sale at December 31, 2002 as a result of disposal activities that were initiated subsequent to January 1, 2002 or
     (2) were sold during 2002 as a result of disposal activities that were initiated subsequent to January 1, 2002.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

10. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS --
    (Continued)

     Per SFAS 144, those long-lived assets which were sold during 2002 and resulted from disposal activities initiated prior to January 1, 2002 should be accounted for in accordance with SFAS 121 and APB 30. During 2002, the Operating Partnership sold one property which resulted from disposal activities initiated prior to January 1, 2002, and the gain realized on the sale is appropriately included in the gain/(loss) on disposition of depreciable assets in the Operating Partnership's consolidated statements of income.

     Below represents the net operating results and net carrying value of 1.9 million square feet of property sold during 2002 and 2.3 million square feet of property and 88 apartment units held for sale at December 31, 2002. These were a result of disposal activities that were initiated subsequent to the effective date of SFAS 144 and are classified as discontinued operations in the Operating Partnership's consolidated statements of income ($ in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        2002         2001         2000
                                                     ----------   ----------   ----------
Total revenue ....................................   $   30,986   $   36,507   $   32,297
Rental operating expenses ........................        9,251       10,110        8,786
Depreciation and amortization ....................        7,112        7,574        6,212
Interest expense .................................          200           --           --
                                                     ----------   ----------   ----------
   Income from discontinued operations ...........       14,423       18,823       17,299
   Gain on sale of discontinued operations .......       12,271           --           --
                                                     ----------   ----------   ----------
     Total discontinued operations ...............   $   26,694   $   18,823   $   17,299
                                                     ==========   ==========   ==========
Net carrying value ...............................   $   87,674   $  227,568   $  231,460
                                                     ==========   ==========   ==========

     In addition, SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. At December 31, 2002, the Operating Partnership has determined that the carrying value of one office property held for sale is less than its fair value less cost to sell and has recognized a $851,166 impairment loss, which is included in gain on sale of discontinued operations in the consolidated statements of income for the year ended December 31, 2002.

     SFAS 144 also requires that the carrying value of a long-lived asset classified as held and used be compared to the sum of its estimated future undiscounted cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized. At December 31, 2002, the Operating Partnership has recognized a $9.1 million impairment loss related to one office property that will be partially demolished and redeveloped into a class A suburban office property and whereby the carrying value exceeded the sum of the property's undiscounted future cash flows. This impairment loss is included in gain/(loss) on disposition of depreciable assets in the consolidated statements of income for the year ended December 31, 2002.

11. EARNINGS PER COMMON UNIT

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     The following table sets forth the computation of basic and diluted earnings per Common Unit:

                                                                             2002            2001            2000
                                                                         ------------    ------------    ------------
                                                                           ($ IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
NUMERATOR:
   Income before discontinued operations and extraordinary item ......   $     81,648    $    132,144    $    141,138
   Distributions on preferred units ..................................        (30,852)        (31,500)        (32,580)
   Income from discontinued operations ...............................         14,423          18,823          17,299
   Gain on sale of discontinued operations ...........................         12,271              --              --
   Loss on early extinguishment of debt ..............................           (378)           (714)         (4,732)
                                                                         ------------    ------------    ------------
Numerator for basic earnings per Common Unit - net income
 available for Class A Common Unit holders ...........................   $     77,112    $    118,753    $    121,125
Numerator for diluted earnings per share - net income available
 for Class A Common Unit holders - after assumed conversions .........   $     77,112    $    118,753    $    121,125

DENOMINATOR:

Denominator for basic earnings per Common
 Unit - weighted-average shares ......................................         59,963          61,430          67,054
   Effect of dilutive securities:
     Employee stock options ..........................................            254             337             161
     Warrants ........................................................              5               6              10
                                                                         ------------    ------------    ------------
   Dilutive potential Common Units ...................................            259             343             171
Denominator for diluted earnings per Common Unit - adjusted
 weighted average Common Units and assumed conversions ...............         60,222          61,733          67,225
Basic earnings per Common Unit .......................................   $       1.29    $       1.93    $       1.81
                                                                         ============    ============    ============
Diluted earnings per Common Unit .....................................   $       1.28    $       1.92    $       1.80
                                                                         ============    ============    ============

12. STOCK OPTIONS AND WARRANTS

     As of December 31, 2002, 6.0 million shares of the Company's authorized Common Stock were reserved for issuance under the Amended and Restated 1994 Stock Option Plan. Stock options granted under this plan generally vest over a four- or five-year period beginning with the date of grant.

     In 1995, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). SFAS 123 recommends the use of a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date on the fair value of the award and is recognized over the service period (generally the vesting period of the award). However, SFAS 123 specifically allows an entity to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") so long as pro forma disclosures of net income and earnings per share are made as if SFAS 123 had been adopted. The Operating Partnership has elected to follow APB 25 and related interpretations in accounting for its employee stock options.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. On January 1, 2003, the Operating Partnership will adopt the fair value method of accounting for stock-based compensation provisions of Statement No. 123. The Operating Partnership will apply the prospective method of accounting and will expense all future employee stock options (and similar awards) over the vesting period based on the fair value of the award on the date of grant. The Operating Partnership does not anticipate that the adoption of this statement will have a material impact on its results of operations.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

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

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, only options granted subsequent to that date were valued using this Black-Scholes model. The fair value of the options granted in 2002 was estimated at the dates of grant using the following weighted average assumptions: risk-free interest rates ranging between 3.64% and 4.06%, dividend yield of 8.70%, expected volatility of 22.72% and a weighted average expected life of the options of four years. The fair value of the options granted in 2001 was estimated at the dates of grant using the following weighted average assumptions: risk-free interest rates ranging between 5.76% and 6.11%, dividend yield of 9.00%, expected volatility of 17.20% and a weighted average expected life of the options of four years. The fair value of the options granted in 2000 was estimated at the dates of grant using the following weighted average assumptions: risk-free interest rates ranging between 5.78% and 6.67%, dividend yield of 10.91%, expected volatility of 21.50% and a weighted average expected life of the options of four years. Had the compensation cost for the Operating Partnership's stock option plans been determined based on the fair value at the dates of grant for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS 123, the Operating Partnership's net income and net income per unit would have decreased to the pro forma amounts indicated below:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                             2002            2001            2000
                                                                         ------------    ------------    ------------
                                                                          ($ IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Net income available for common unitholders -- as reported........       $     77,112    $    118,753    $    121,125
Net income available for common unitholders -- pro forma..........       $     76,247    $    116,438    $    118,686
Net income per common unit -- basic (as reported).................       $       1.29    $       1.93    $       1.81
Net income per common unit -- diluted (as reported)...............       $       1.28    $       1.92    $       1.80
Net income per common unit -- basic (pro forma)...................       $       1.27    $       1.90    $       1.77
Net income per common unit -- diluted (pro forma).................       $       1.27    $       1.88    $       1.77

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     The following table summarizes information about employees' and the Company's Board of Director's stock options outstanding at December 31, 2002, 2001 and 2000:

                                                 OPTIONS OUTSTANDING
                                           ----------------------------
                                                             WEIGHTED
                                                             AVERAGE
                                              NUMBER         EXERCISE
                                            OF SHARES         PRICE
                                           ----------------------------
Balances at December 31, 1999 ..........      4,399,434    $      28.01
Options granted ........................      1,050,204           20.96
Options canceled .......................     (2,072,453)          32.17
Options exercised ......................       (103,527)          16.87
                                           ------------    ------------
Balances at December 31, 2000 ..........      3,273,658           23.06
Options granted ........................        741,883           25.02
Options canceled .......................       (119,123)          26.98
Options exercised ......................        (41,794)          18.27
                                           ------------    ------------
Balances at December 31, 2001 ..........      3,854,624           23.38
Options granted ........................        570,338           26.96
Options canceled .......................       (204,739)          25.68
Options exercised ......................       (547,978)          21.71
                                           ------------    ------------
Balances at December 31, 2002 ..........      3,672,245    $      24.14
                                           ============    ============

                                                OPTIONS EXERCISABLE
                                           ----------------------------
                                                             WEIGHTED
                                                              AVERAGE
                                              NUMBER         EXERCISE
                                            OF SHARES         PRICE
                                           ------------    ------------
December 31, 2000.......................      1,242,629    $      24.45
December 31, 2001.......................      1,712,626    $      23.76
December 31, 2002.......................      1,729,325    $      24.04

     Exercise prices for options outstanding as of December 31, 2002 ranged from $17.03 to $31.18. The weighted average remaining contractual life of those options is 6.7 years. Using the Black-Scholes options valuation model, the weighted average fair value of options granted during 2002, 2001 and 2000 was $0.72, $1.11 and $0.90, respectively.

WARRANTS

     In connection with various acquisitions in 1995, 1996 and 1997, the Company issued warrants to purchase shares of Common Stock.

     The following table sets forth information regarding warrants outstanding as of December 31, 2002:

                                             NUMBER OF       EXERCISE
DATE OF ISSUANCE                             WARRANTS          PRICE
----------------                           ------------    ------------
February 1995...........................         35,000    $      21.00
April 1996..............................        150,000    $      28.00
October 1997............................        538,035    $      32.50
December 1997...........................        120,000    $      34.13
                                           ------------
     Total..............................        843,035
                                           ============

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

13. COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK

     The Operating Partnership maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed the FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of the Company believes that the risk is not significant.

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

     For two properties, the Operating Partnership has the option to purchase the leased land at any time during the lease term. The purchase price ranges from $2.3 million to $3.8 million.

     The obligation for future minimum lease payments is as follows ($ in thousands):

     2003..................................  $   1,254
     2004..................................      1,254
     2005..................................      1,257
     2006..................................      1,197
     2007..................................      1,179
     Thereafter............................     42,466
                                             ---------
                                             $  48,607
                                             =========

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

     The Operating Partnership reserved $2.7 million in September 2002 for the probable and estimated losses related to various legal proceedings from previously completed mergers and acquisitions.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

CONTRACTS

     The Operating Partnership has entered into construction contracts totaling $52.1 million at December 31, 2002. The amounts remaining to be paid under these contracts as of December 31, 2002 totaled $6.9 million.

CAPITAL EXPENDITURES

     The Operating Partnership presently has no plans for major capital improvements to the existing properties except for the $1.8 million renovation of Tampa Bay Park, the $9.1 million renovations at Country Club Plaza in Kansas City, and the $4.0 million redevelopment of the property vacated by the Environmental Protection Agency in Research Triangle. The Operating Partnership could incur tenant improvements and lease commissions related to releasing of space vacated by WorldCom and US Airways.

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

JOINT VENTURES

     Certain properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner's interest by either the Operating Partnership or its joint venture partner if certain conditions are met as set forth in the respective joint venture agreement. The Operating Partnership's partner in SF-HIW Harborview, LP has the right to put its 80.0% equity interest in the partnership to the Operating Partnership in cash at anytime during the one-year period commencing on September 11, 2014. The value of the equity interest will be determined based upon the then fair market value of SF-Harborview, LP assets and liabilities.

     In connection with several of its joint ventures with unaffiliated parties, the Operating Partnership has agreed to guarantee the rental revenue and re-tenanting costs of certain properties contributed or sold to the joint ventures during 1999, 2000 and 2002. The agreements, which vary in term, relate to vacant space in several properties owned by three of the Operating Partnership's unconsolidated joint ventures. The Operating Partnership makes monthly payments to the joint ventures for any rent shortfalls, which may be incurred over the term of the agreements. Any new leases signed during the guarantee period will reduce the amount of the shortfall payments owed by the Operating Partnership. In addition, the Operating Partnership is liable for tenant improvements and lease commissions for certain vacant spaces to be leased. During 1999 and 2000, the Operating Partnership accrued estimated losses for each of the joint venture guarantee agreements. As of December 31, 2002, the Operating Partnership has $20.0 million accrued for obligations related to these agreements. The Operating Partnership believes that its estimates of future obligations related to the rent guarantees are adequate. However, if the Operating Partnership's assumptions and estimates are incorrect future losses may occur.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     In connection with the MG-HIW, LLC joint venture, the Operating Partnership has guaranteed Miller Global, the Operating Partnership's partner who has an 80.0% interest in the joint venture, a minimum internal rate of return on $50.0 million of their equity investment in the joint venture's Orlando assets. If the minimum internal rate of return is not achieved upon the sale of these assets or winding up of the joint venture, Miller Global would receive a disproportionate share of the cash proceeds related to the Orlando assets. Based upon the current and forecasted operating performance of these assets and the Operating Partnership's estimate of their residual value, the estimated internal rate of return for Miller Global with respect to their Orlando equity is not less than the minimum required return. As a result, the Operating Partnership does not currently expect that its interest in the joint venture will be adjusted upon the sale of the subject assets or the winding up of the joint venture as a result of the internal rate of return guarantee. However, if the operating performance of the assets and/or the residual value were to be lower than the Operating Partnership's estimates, Miller Global could receive a disproportionately greater share of the cash proceeds from any such sale or winding up and the Operating Partnership's share would be correspondingly lower.

     In connection with the Metrowest II, LLC joint venture, the Operating Partnership has guaranteed $2.7 million of construction debt. The debt has been guaranteed by the Operating Partnership subject to a pro rata indemnity from its joint venture partner.

     In connection with the Plaza Colonnade, LLC joint venture, the Operating Partnership and its joint venture partner have guaranteed 50.0% of a $61.3 million construction loan. The loan repayment guarantees are reduced upon the project reaching certain predetermined criteria. In addition, the guarantees are reduced to 25.0% of the loan balance. In addition to the construction loan described above, the partners have provided collectively $12.0 million in letters of credit, $6.0 million by the Operating Partnership and $6.0 million by its partner. During construction the joint venture is required to have in place the aforementioned letters of credit.

DISPOSITIONS

     In connection with the November 26, 2002 disposition of 225,220 square feet of properties, fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Operating Partnership has agreed to guarantee for the benefit of the owner any rent shortfalls which may be incurred for the payment of rent, and re-tenanting costs for a five year period of time from the date of sale. Two of the properties comprising 148,175 square feet have leases that expire in March 2010. In the event the tenant defaults under these leases, the Operating Partnership's contingent liability as of December 31, 2002 is $13.3 million. The other property is subject to a 77,045 square feet lease that expires in May 2004. In the event the tenant defaults or does not renew this lease in May 2004, the Operating Partnership's associated contingent liability as of December 31, 2002 is $7.2 million. Any new leases signed during the guarantee period will reduce the amount of the rent shortfall guarantee to the owner. In addition, the Operating Partnership is liable for a prorated portion of the re-tenanting costs of new leases. Given this guarantee, the Operating Partnership has not recorded any gain on the disposition of these properties. The deferred gain of approximately $6.9 million will be recognized when the contingency period is concluded.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

14. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Operating Partnership could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying amounts and estimated fair values of the Operating Partnership's financial instruments at December 31, 2002 were as follows:

                                                  CARRYING             FAIR
                                                   AMOUNT              VALUE
                                                -------------     --------------
                                                       ($ IN THOUSANDS)

     Cash and cash equivalents................. $      10,730     $      10,730
     Accounts and notes receivable............. $      23,338     $      23,338
     Mortgages and notes payable............... $  (1,489,220)    $  (1,570,882)

     The fair values for the Operating Partnership's fixed rate mortgages and notes payable were estimated using discounted cash flow analysis, based on the Operating Partnership's estimated incremental borrowing rate at December 31, 2002, for similar types of borrowing arrangements. The carrying amounts of the Operating Partnership's variable rate borrowings approximate fair value.

     Disclosures about the fair value of financial instruments are based on relevant information available to the Operating Partnership at December 31, 2002. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

15. DISPOSITIONS

     During 2002, the Operating Partnership contributed to joint ventures or sold approximately 2.5 million rentable square feet of office and industrial properties and 137.7 acres of development land for gross proceeds of $302.2 million. The Operating Partnership recorded a gain of $24.5 million related to these dispositions.

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

16. SUBSEQUENT EVENT

     On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013. The MOPPRS bore an interest rate of 6.835% from the date of issuance through January 31, 2003. On January 31, 2003, the interest rate was changed to 8.975% pursuant to the interest rate reset provisions of the MOPPRS. On February 3, 2003, the Operating Partnership repurchased 100.0% of the principal amount of the MOPPRS from the sole holder thereof in exchange for a secured note in the principal amount of $142.8 million. The secured note bears interest at a fixed rate of 6.03% and has a maturity date of February 28, 2013.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     The following table sets forth the principal payments due on the Operating Partnership's long-term debt as of December 31, 2002, as adjusted for the refinancing of the MOPPRS on February 3, 2003 ($ in thousands):

                                               TOTAL          2003           2004           2005           2006
                                          ------------   ------------   ------------   ------------   ------------
FIXED RATE DEBT:
  Unsecured:
    MOPPRS ............................   $         --   $         --   $         --   $         --   $         --
    Put Option Notes ..................        100,000             --             --             --             --
    Notes .............................        706,500        246,500             --             --        110,000
  Secured:
    Mortgages and loans payable .......        639,220         11,543         14,689         79,435         17,235
                                          ------------   ------------   ------------   ------------   ------------
    Total Fixed Rate Debt .............      1,445,720        258,043         14,689         79,435        127,235
                                          ------------   ------------   ------------   ------------   ------------
VARIABLE RATE DEBT:
  Unsecured:
    Term Loan .........................         20,000             --             --         20,000             --
    Revolving Loan ....................         37,000         37,000             --             --             --
  Secured:
    Revolving Loan ....................             --             --             --             --             --
    Mortgage loan payable .............          4,309            246            265            279            292
                                          ------------   ------------   ------------   ------------   ------------
  Total Variable Rate Debt ............         61,309         37,246            265         20,279            292
                                          ------------   ------------   ------------   ------------   ------------
Total Long Term Debt ..................   $  1,507,029   $    295,289   $     14,954   $     99,714   $    127,527
                                          ============   ============   ============   ============   ============

                                               2007        THEREAFTER
                                          ------------   ------------
FIXED RATE DEBT:
  Unsecured:
    MOPPRS ............................   $         --   $         --
    Put Option Notes ..................             --        100,000
    Notes .............................             --        350,000
  Secured:
    Mortgages and loans payable .......         77,137        439,181
                                          ------------   ------------
    Total Fixed Rate Debt .............         77,137        889,181
                                          ------------   ------------
VARIABLE RATE DEBT:
  Unsecured:
    Term Loan .........................             --             --
    Revolving Loan ....................             --             --
  Secured:
    Revolving Loan ....................             --             --
    Mortgage loan payable .............          3,227             --
                                          ------------   ------------
  Total Variable Rate Debt ............          3,227             --
                                          ------------   ------------
Total Long Term Debt ..................   $     80,364   $    889,181
                                          ============   ============

17. SEGMENT INFORMATION

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

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

     The accounting policies of the segments are the same as those described in
Note 1 included herein. Further, all operations are within the United States and no tenant comprises more than 10.0% of consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the years ended December 31, 2002, 2001 and 2000 ($ in thousands):

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                      --------------------------------------------
                                                                                          2002            2001            2000
                                                                                      ------------    ------------    ------------
RENTAL REVENUE (A):
   Office segment .................................................................   $    379,773    $    387,948    $    417,017
   Industrial segment .............................................................         34,418          36,148          40,083
   Retail segment .................................................................         38,828          37,133          35,624
   Apartment segment ..............................................................          1,103           7,905          16,945
                                                                                      ------------    ------------    ------------
Total Rental Revenue ..............................................................   $    454,122    $    469,134    $    509,669
                                                                                      ============    ============    ============
NET OPERATING INCOME (A):
   Office segment .................................................................   $    256,899    $    266,152    $    293,559
   Industrial segment .............................................................         27,083          29,437          33,109
   Retail segment .................................................................         26,888          25,096          24,726
   Apartment segment ..............................................................            566           4,006           9,868
                                                                                      ------------    ------------    ------------
Total Net Operating Income ........................................................   $    311,436    $    324,691    $    361,262
RECONCILIATION TO INCOME BEFORE GAIN/(LOSS) ON DISPOSITION OF LAND AND
 DEPRECIABLE ASSETS, DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM:
Depreciation and amortization .....................................................       (126,636)       (113,415)       (112,876)
Interest expense ..................................................................       (109,897)       (104,473)       (108,795)
General and administrative expenses ...............................................        (23,644)        (21,086)        (23,069)
Litigation reserve ................................................................         (2,700)             --              --
Interest and other income .........................................................         13,164          21,954          16,847
Equity in earnings of unconsolidated affiliates ...................................          7,675           8,276           3,112
                                                                                      ------------    ------------    ------------
Income before gain/(loss) on disposition of land and depreciable
 assets, discontinued operations and extraordinary item ...........................   $     69,398    $    115,947    $    136,481
                                                                                      ============    ============    ============

                                                                                                          DECEMBER 31,
                                                                                      --------------------------------------------
                                                                                          2002             2001           2000
                                                                                      ------------    ------------    ------------
TOTAL ASSETS:
   Office segment......................................................               $  2,585,963    $  2,766,572    $  2,638,007
   Industrial segment..................................................                    354,618         343,606         299,660
   Retail segment......................................................                    255,673         263,622         273,023
   Apartment segment...................................................                     13,157          10,397         118,144
   Corporate and other.................................................                    135,663         204,358         332,203
                                                                                      ------------    ------------    ------------
Total Assets...........................................................               $  3,345,054    $  3,588,555    $  3,661,037
                                                                                      ============    ============    ============

(A)  Net of discontinued operations.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

18. RESTATED QUARTERLY FINANCIAL DATA (Unaudited):

     The Operating Partnership has set forth selected quarterly financial data for the years ended December 31, 2002 and 2001. Because certain of the data set forth in the following tables varies from amounts previously reported on the Form 10-Q for the applicable period, the following tables and the accompanying footnotes reconcile the amounts given with those previously reported and describe the reason for the differences.

     The following table sets forth quarterly financial information for the Operating Partnership's fiscal year ended December 31, 2002 ($ in thousands except per share amounts):

                                           --------------------------------------------------------------------
                                                                       FIRST QUARTER
                                           --------------------------------------------------------------------
                                            PREVIOUSLY       DISCONTINUED
                                             REPORTED         OPERATIONS                         RESTATED
                                              AMOUNTS            (1)           ADJUSTMENT         AMOUNTS
                                           --------------------------------------------------------------------
Rental revenue                             $     124,579    $      (8,192)   $          --    $     116,387
Operating expenses (3)                            95,304           (4,217)              --           91,087
General and administrative                         4,598               (4)             586            5,180
Total other income                                 5,362              (70)             400            5,692
                                           --------------------------------------------------------------------
                                                  30,039           (4,041)            (186)          25,812
Gain on disposition of  land
 and depreciable assets                              944               --               --              944
                                           --------------------------------------------------------------------
Income from cont.  operations                     30,983           (4,041)            (186)          26,756
Discontinued operations                              230            4,041               --            4,271
                                           --------------------------------------------------------------------
                                                  31,213               --             (186)          31,027
Extraordinary item                                    --               --               --               --
                                           --------------------------------------------------------------------
Net income                                 $      31,213    $          --    $        (186)   $      31,027
                                           ====================================================================
NET INCOME PER SHARE-BASIC:
Income from cont. operations               $        0.39    $       (0.07)   $          --    $        0.32
                                           ====================================================================
Discontinued operations                    $          --    $        0.07    $          --    $        0.07
                                           ====================================================================
Net income (5)                             $        0.39    $          --    $          --    $        0.39
                                           ====================================================================
NET INCOME PER SHARE-DILUTED:
Income from cont. operations               $        0.39    $       (0.07)   $          --    $        0.32
                                           ====================================================================
Discontinued operations                    $          --    $        0.07    $          --    $        0.07
                                           ====================================================================
Net income (5)                             $        0.39    $          --    $          --    $        0.39
                                           ====================================================================

                                           --------------------------------------------------------------------
                                                                       SECOND QUARTER
                                           --------------------------------------------------------------------
                                             PREVIOUSLY    DISCONTINUED
                                              REPORTED       OPERATIONS                            RESTATED
                                              AMOUNTS           (1)           ADJUSTMENT            AMOUNTS
                                           --------------------------------------------------------------------
Rental revenue                             $     118,224   $      (7,069)   $          --        $     111,155
Operating expenses (3)                            94,831          (3,593)              --               91,238
General and administrative                         4,153              (3)           4,596(2)(6)          8,746
Total other income                                 3,916             (65)           1,082                4,933
                                           --------------------------------------------------------------------
                                                  23,156          (3,538)          (3,514)              16,104
Gain on disposition of  land
 and depreciable assets                            6,673             828            2,691(4)            10,192
                                           --------------------------------------------------------------------
Income from cont.  operations                     29,829          (2,710)            (823)              26,296
Discontinued operations                            3,013           2,710               --                5,723
                                           --------------------------------------------------------------------
                                                  32,842              --             (823)              32,019
Extraordinary item                                    --              --               --                   --
                                           --------------------------------------------------------------------
Net income                                 $      32,842   $          --    $        (823)       $      32,019
                                           ====================================================================
NET INCOME PER SHARE-BASIC:
Income from cont. operations               $        0.37   $       (0.04)   $       (0.02)       $        0.31
                                           ====================================================================
Discontinued operations                    $        0.05   $        0.04               --        $        0.09
                                           ====================================================================
Net income (5)                             $        0.42   $          --    $       (0.02)       $        0.40
                                           ====================================================================
NET INCOME PER SHARE-DILUTED:
Income from cont. operations               $        0.37   $       (0.04)   $       (0.02)       $        0.31
                                           ====================================================================
Discontinued operations                    $        0.05   $        0.04    $          --        $        0.09
                                           ====================================================================
Net income (5)                             $        0.42   $          --    $       (0.02)       $        0.40
                                           ====================================================================

                                           -------------------------------------------------------------------
                                                                       THIRD QUARTER
                                           -------------------------------------------------------------------
                                              PREVIOUSLY      DISCONTINUED
                                               REPORTED        OPERATIONS                         RESTATED
                                                AMOUNTS           (1)          ADJUSTMENT          AMOUNTS
                                           -------------------------------------------------------------------
Rental revenue                             $     116,989   $      (2,745)  $          --      $     114,244
Operating expenses (3)                            98,224          (1,154)             --             97,070
General and administrative                         7,832              --          (3,700)             4,132
Total other income                                 3,908             (20)             --              3,888
                                           ------------------------------------------------------------------
                                                  14,841          (1,611)          3,700             16,930
Gain on disposition of  land
 and depreciable assets                            3,599               4          (2,691)(4)            912
                                           ------------------------------------------------------------------
Income from cont.  operations                     18,440          (1,607)          1,009             17,842
Discontinued operations                           (1,742)          1,607              --               (135)
                                           ------------------------------------------------------------------
                                                  16,698              --           1,009             17,707
Extraordinary item                                  (378)             --              --               (378)
                                           ------------------------------------------------------------------
Net income                                 $      16,320   $          --   $       1,009      $      17,329
                                           ==================================================================
NET INCOME PER SHARE-BASIC:
Income from cont. operations               $        0.18   $       (0.03)  $        0.02      $        0.17
                                           ==================================================================
Discontinued operations                    $       (0.03)  $        0.03   $          --      $          --
                                           ==================================================================
Net income (5)                             $        0.14   $          --   $        0.02      $        0.16
                                           ==================================================================
NET INCOME PER SHARE-DILUTED:
Income from cont. operations               $        0.18   $       (0.03)  $        0.02      $        0.17
                                           ==================================================================
Discontinued operations                    $       (0.03)  $        0.03              --      $          --
                                           ==================================================================
Net income (5)                             $        0.14   $          --   $        0.02      $        0.16
                                           ==================================================================

                                           ---------------------------------
                                             FOURTH QUARTER        TOTAL
                                           ---------------------------------
Rental revenue                             $      112,336    $     454,122
Operating expenses (3)                            102,524          381,919
General and administrative                          5,586           23,644
Total other income                                  6,326           20,839
                                           -------------------------------
                                                   10,552           69,398
Gain on disposition of  land
 and depreciable assets                               202           12,250
                                           -------------------------------
Income from cont.  operations                      10,754           81,648
Discontinued operations                            16,835           26,694
                                           -------------------------------
                                                   27,589          108,342
Extraordinary item                                     --             (378)
                                           -------------------------------
Net income                                 $       27,589    $     107,964
                                           ===============================
NET INCOME PER SHARE-BASIC:
Income from cont. operations               $         0.05    $        0.85
                                           ===============================
Discontinued operations                    $         0.29    $        0.45
                                           ===============================
Net income (5)                             $         0.34    $        1.29
                                           ===============================
NET INCOME PER SHARE-DILUTED:
Income from cont. operations               $         0.04    $        0.84
                                           ===============================
Discontinued operations                    $         0.29    $        0.45
                                           ===============================
Net income (5)                             $         0.33    $        1.28
                                           ===============================

(1) On January 1, 2002, the Operating Partnership adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS 144, certain amounts from the first three quarters have been reclassified to discontinued operations to reflect the results of operations for those properties qualifying as discontinued operations as of December 31 2002. See Note 10 included herein for a more detailed discussion of the Operating Partnership's discontinued operations. The column titled "Discontinued Operations" reflects the amounts that have been reclassified
(2) As reported in the Operating Partnership's Form 10-Q for the three months ended September 30, 2002, in the third quarter of 2002, the Operating Partnership recorded nonrecurring compensation expense of $913,000 related to the exercise of options, of which $186,000 and $727,000 occurred in the first and second quarters of 2002, respectively. In the above table, the first three quarters have been adjusted to reflect the nonrecurring compensation expense in the first and second quarters, rather than in the third quarter as previously reported. The column titled "Adjustment" reflects the amounts that have been adjusted. The second quarter adjustment also includes a $2.8 million management fee expense charged on options exercised by certain executives that provide management services to the Operating Partnership.
(3) Operating expenses include rental property operating expenses, depreciation and amortization, interest expense and litigation reserve.
(4) As reported in the Operating Partnership's Form 10-Q for the three months ended September 30, 2002, in the third quarter of 2002, the Operating Partnership recorded $2.7 million of additional gain that resulted from the sale of a building during the second quarter of 2002 that had not been recorded during that period due to an error in the consolidation process. In the above table, the second and third quarters have been adjusted to reflect the additional gain in the second quarter, rather than in the third quarter as previously reported. The column titled "Adjustment" reflects the amounts that have been adjusted.
(5) Amounts represent net income available to common unitholders per unit, which exclude preferred distributions.
(6) The first and second quarters include adjustments of $400,000 and $1.1 million, respectively, for management fee expenses charged for certain executives that provide management services to the Operating Partnership. These expenses were originally recorded as a decrease in "Interest and other income" on the Operating Partnership and have since been reclassed to "General and administrative" expenses.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

The following sets forth quarterly financial information for the Operating partnership's fiscal year ended December 31, 2001 ($ in thousands except per share amounts):

                           ------------------------------------------------------------------------------------------------
                                               FIRST QUARTER                                    SECOND QUARTER
                           ------------------------------------------------------------------------------------------------
                               PREVIOUSLY       DISCONTINUED                    PREVIOUSLY      DISCONTINUED
                                REPORTED         OPERATIONS        RESTATED      REPORTED        OPERATIONS       RESTATED
                                AMOUNTS              (1)           AMOUNTS       AMOUNTS             (1)          AMOUNTS
                           ------------------------------------------------------------------------------------------------
Rental revenue                  $ 128,226       $   (8,971)       $ 119,255     $ 125,797        $  (8,719)      $ 117,078
Operating expenses (2)             93,485           (4,186)          89,299        93,355           (4,071)         89,284
General and administrative          4,914               (4)           4,910         5,100               (3)          5,097
Total other income                  7,498              (38)           7,460         8,293             (230)          8,063
                           ------------------------------------------------------------------------------------------------
                                   37,325           (4,819)          32,506        35,635           (4,875)         30,760
Gain on disposition of
   land and depreciable
   assets                           7,071               --            7,071         5,695               --           5,695
                           ------------------------------------------------------------------------------------------------
Income from continuing             44,396           (4,819)          39,577        41,330           (4,875)         36,455
   operations
Discontinued operations                --            4,819            4,819            --            4,875           4,875
                           ------------------------------------------------------------------------------------------------
                                   44,396               --           44,396        41,330               --          41,330
Extraordinary item                   (193)              --             (193)         (325)              --            (325)
                           ------------------------------------------------------------------------------------------------
Net income                      $  44,203       $       --        $  44,203     $  41,005        $      --       $  41,005
                           ================================================================================================
NET INCOME PER SHARE-BASIC:
Income from continuing
   operations                   $    0.57       $    (0.07)       $    0.50$         0.55        $   (0.08)          $0.47
                           ================================================================================================
Discontinued operations         $      --       $     0.07        $    0.07     $      --        $    0.08       $    0.08
                           ================================================================================================
Net income (3)                  $    0.57       $       --        $    0.57     $    0.54        $      --       $    0.54
                           ================================================================================================
NET INCOME PER
   SHARE-DILUTED:
Income from continuing
   operations                   $    0.56       $    (0.07)       $    0.49     $    0.55        $   (0.08)      $    0.47
                           ================================================================================================
Discontinued operations         $      --       $     0.07        $    0.07     $      --        $    0.08       $    0.08
                           ================================================================================================
Net income (3)                  $    0.56       $       --        $    0.56     $    0.54        $      --       $    0.54
                           ================================================================================================

                           ------------------------------------------------------------------------------------------------
                                               THIRD QUARTER                                    FOURTH QUARTER
                           ------------------------------------------------------------------------------------------------
                               PREVIOUSLY       DISCONTINUED                    PREVIOUSLY      DISCONTINUED
                                REPORTED         OPERATIONS       RESTATED       REPORTED        OPERATIONS       RESTATED
                                AMOUNTS              (1)           AMOUNTS        AMOUNTS           (1)            AMOUNTS
                           ------------------------------------------------------------------------------------------------
Rental revenue                  $ 125,405       $   (8,810)       $ 116,595     $ 125,850        $  (9,644)      $ 116,206
Operating expenses (2)             92,839            4,677)          88,162       100,322           (4,736)         95,586
General and administrative          4,239               (3)           4,236         6,847               (4)          6,843
Total other income                  7,733              (45)           7,688         7,069              (50)          7,019
                           ------------------------------------------------------------------------------------------------
                                   36,060           (4,175)          31,885        25,750           (4,954)         20,796
Gain on disposition of
   land and depreciable
   assets                           3,357               --            3,357            74               --              74
                           -----------------------------------------------------------------------------------------------
Income from continuing             39,417           (4,175)          35,242        25,824           (4,954)         20,870
   operations
Discontinued operations                --            4,175            4,175            --            4,954           4,954
                           -----------------------------------------------------------------------------------------------
                                   39,417               --           39,417        25,824               --          25,824
Extraordinary item                     --               --               --          (196)              --            (196)
                           ------------------------------------------------------------------------------------------------
Net income                      $  39,417       $       --       $   39,417     $  25,628        $      --       $  25,628
                           ================================================================================================
NET INCOME PER SHARE-BASIC:
Income from continuing
   operations                   $    0.52       $    (0.07)      $     0.45     $    0.30        $   (0.08)      $    0.22
                           ================================================================================================
Discontinued operations         $      --       $     0.07       $     0.07     $      --        $    0.08       $    0.08
                           ================================================================================================
Net income (3)                  $    0.52$              --       $     0.52     $    0.30        $      --       $    0.30
                           ================================================================================================
NET INCOME PER
   SHARE-DILUTED:
Income from continuing
   operations                   $    0.52       $    (0.07)      $     0.45     $    0.30        $   (0.08)      $    0.22
                           ================================================================================================
Discontinued operations         $      --       $     0.07       $     0.07     $      --        $    0.08       $    0.08
                           =================================================================================================
Net income (3)                  $    0.52       $       --       $     0.52     $    0.30        $      --       $    0.30
                           =================================================================================================

                           -------------------------------------------------
                                                 TOTAL
                           -------------------------------------------------
                               PREVIOUSLY       DISCONTINUED
                                REPORTED         OPERATIONS       RESTATED
                                AMOUNTS              (1)          AMOUNTS
                           -------------------------------------------------
Rental revenue                  $ 505,278       $  (36,144)       $ 469,134
Operating expenses (2)            380,001          (17,670)         362,331
General and administrative         21,100              (14)          21,086
Total other income                 30,593             (363)          30,230
                           -------------------------------------------------
                                  134,770          (18,823)         115,947
Gain on disposition of
   land and depreciable
   assets                          16,197               --           16,197
                           -------------------------------------------------
Income from continuing            150,967          (18,823)         132,144
   operations
Discontinued operations                --           18,823           18,823
                           -------------------------------------------------
                                  150,967               --          150,967
Extraordinary item              (714)       --      (714)
                           -------------------------------------------------
Net income                      $ 150,253       $       --        $ 150,253
                           =================================================
NET INCOME PER SHARE-BASIC:
Income from continuing
   operations                   $    1.94       $    (0.30)       $    1.64
                           =================================================
Discontinued operations         $      --       $     0.30        $    0.30
                           =================================================
Net income (3)                  $    1.93       $       --        $    1.93
                           =================================================
NET INCOME PER
   SHARE-DILUTED:
Income from continuing
   operations                   $    1.93       $    (0.30)       $    1.63
                           =================================================
Discontinued operations         $      --       $     0.30        $    0.30
                           =================================================
Net income (3)                  $    1.92       $       --        $    1.92
                           =================================================

(1) On January 1, 2002, the Operating Partnership adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS 144, certain amounts from the first three quarters have been reclassified to discontinued operations to reflect the results of operations for those properties qualifying as discontinued operations as of December 31 2002. See Note 10 included herein for a more detailed discussion of the Operating Partnership's discontinued operations. The column titled "Discontinued Operations" reflects the amounts that have been reclassified.

(2) Operating expenses include rental property operating expenses, depreciation and amortization, interest expense and litigation reserve.

(3) Amounts represent net income available to common unitholders per unit, which exclude preferred distributions.

                                                                                                INITIAL COST
                                                                                           -------------------------
                                                                                2002                     BUILDING &
                    DESCRIPTION                  JDE           CITY         ENCUMBERANCE      LAND      IMPROVEMENTS
---------------------------------------------  -------  -----------------  --------------  ----------  -------------
ATLANTA, GA
Two Point Royal                                 20060        Atlanta                            1,793         14,951
400 North Business Park                         20070        Atlanta                              979          6,112
50 Glenlake                                     20080        Atlanta                            2,500         20,000
6348 Northeast Expressway                       20090        Atlanta                              277          1,629
6438 Northeast Expressway                       20100        Atlanta                              181          2,225
Bluegrass Lakes I                               20110        Atlanta                              816          3,775
Bluegrass Place I                               20130        Atlanta                              491          2,016
Bluegrass Place II                              20140        Atlanta                              412          2,529
Bluegrass Valley                                20150        Atlanta                            1,500              -
Bluegrass Land Site V10                         20160        Atlanta                            1,824              -
Bluegrass Land Site V14                         20170        Atlanta                            2,365              -
Bluegrass Phase 2                               60300        Atlanta                            6,977              -
1700 Century Circle                             28330        Atlanta                                -          2,456
1700 Century Center                             20180        Atlanta                            1,115          3,148
1800 Century Boulevard                          20190        Atlanta                            1,441         28,939
1825 Century Center (CDC)                       28610        Atlanta                              864         11,539
1875 Century Boulevard                          20200        Atlanta                                -          8,790
1900 Century Boulevard                          20210        Atlanta                                -          4,721
2200 Century Parkway                            20220        Atlanta                                -         14,274
2400 Century Center                             20230        Atlanta                                -         14,970
2600 Century Parkway                            20240        Atlanta                                -         10,254
2635 Century Parkway                            20250        Atlanta                                -         21,083
2800 Century Parkway                            20260        Atlanta                                -         19,963
Chattahoochee Avenue                            20270        Atlanta                              248          1,817
Chastain Place I                                20280        Atlanta                              472          3,011
Chastain Place II                               20290        Atlanta                              607          2,097
Chastain Place III                              20300        Atlanta                              539          1,662
Corporate Lakes                                 20320        Atlanta                            1,275          7,227
Cosmopolitan North                              20330        Atlanta                            2,855          4,155
Century Plaza I                                 20340        Atlanta                            1,290          8,425
Century Plaza II                                20350        Atlanta                            1,380          7,589
Deerfield III                                   28070        Atlanta                            1,010          3,341
EKA Chemical                                    20400        Atlanta                              609          9,883
1035 Fred Drive                                 20410        Atlanta                              270          1,239
5125 Fulton Industrial Drive                    20430        Atlanta                              578          3,116
Gwinnett Distribution Center                    20470        Atlanta                            1,128          5,943
Kennestone Corporate Center                     20480        Atlanta                              518          4,874
La Vista Business Park                          20490        Atlanta                              821          5,244
Norcross I & II                                 20500        Atlanta                              326          1,979
Nortel                                          20510        Atlanta                            3,342         32,109
Newpoint Place I                                20520        Atlanta                              825          3,799
Newpoint Place II                               20530        Atlanta                            1,436          3,321
Newpoint Place III                              20540        Atlanta                              661          1,866
Newpoint Place IV                               28210        Atlanta                            1,012          5,308
Newpoint Place Land                             20550        Atlanta                              196              -
Oakbrook I                                      20570        Atlanta             (5)              873          4,948
Oakbrook II                                     20580        Atlanta             (5)            1,579          8,388
Oakbrook III                                    20590        Atlanta             (5)            1,480          8,388
Oakbrook IV                                     20600        Atlanta             (5)              953          5,400
Oakbrook V                                      20610        Atlanta             (5)            2,206         12,501
Oakbrook Summit                                 20620        Atlanta                              950          6,572
Oxford Lake Business Center                     20630        Atlanta                              855          7,014
Peachtree Corners Land                          20650        Atlanta                            1,184              -
Southside Distribution Center                   20690        Atlanta                              810          1,219
Highwoods Center I at Tradeport                 20720        Atlanta                              305          3,299

                                              COST CAPITALIZED SUBSEQUENT    GROSS AMOUNT AT WHICH
                                                  TO ACQUISTION            CARRIED AT CLOSE OF PERIOD
                                              ---------------------------  --------------------------
                                                             BUILDING &                  BUILDING &
                    DESCRIPTION                  LAND       IMPROVEMENTS     LAND       IMPROVEMENTS
--------------------------------------------- ----------   --------------  ----------  --------------
ATLANTA, GA
Two Point Royal                                        -              382       1,793          15,333
400 North Business Park                                -              504         979           6,616
50 Glenlake                                            -              289       2,500          20,289
6348 Northeast Expressway                              -              112         277           1,741
6438 Northeast Expressway                              -              123         181           2,348
Bluegrass Lakes I                                      -               (3)        816           3,772
Bluegrass Place I                                      -               54         491           2,070
Bluegrass Place II                                     -               58         412           2,587
Bluegrass Valley                                       -            4,253       1,500           4,253
Bluegrass Land Site V10                                -                -       1,824               -
Bluegrass Land Site V14                                -                -       2,365               -
Bluegrass Phase 2                                      -                -       6,977               -
1700 Century Circle                                    -              493           -           2,949
1700 Century Center                                    -              667       1,115           3,815
1800 Century Boulevard                                 -            9,288       1,441          38,227
1825 Century Center (CDC)                                           4,916         864          16,455
1875 Century Boulevard                                 -              598           -           9,388
1900 Century Boulevard                                 -              919           -           5,640
2200 Century Parkway                                   -            2,026           -          16,300
2400 Century Center                                    -               69           -          15,039
2600 Century Parkway                                   -            1,197           -          11,451
2635 Century Parkway                                   -            1,513           -          22,596
2800 Century Parkway                                   -              770           -          20,733
Chattahoochee Avenue                                   -              306         248           2,123
Chastain Place I                                       -              960         472           3,971
Chastain Place II                                      -               17         607           2,114
Chastain Place III                                     -                -         539           1,662
Corporate Lakes                                        -              653       1,275           7,880
Cosmopolitan North                                     -            1,536       2,855           5,691
Century Plaza I                                        -            1,423       1,290           9,848
Century Plaza II                                       -            1,092       1,380           8,681
Deerfield III                                          -                -       1,010           3,341
EKA Chemical                                           -                3         609           9,886
1035 Fred Drive                                        -              284         270           1,523
5125 Fulton Industrial Drive                           -              141         578           3,257
Gwinnett Distribution Center                           -              752       1,128           6,695
Kennestone Corporate Center                            -              339         518           5,213
La Vista Business Park                                 -              902         821           6,146
Norcross I & II                                        -              103         326           2,082
Nortel                                                 -               14       3,342          32,123
Newpoint Place I                                       -              308         825           4,107
Newpoint Place II                                     47            1,575       1,483           4,896
Newpoint Place III                                     -              710         661           2,576
Newpoint Place IV                                      -                -       1,012           5,308
Newpoint Place Land                                1,933               10       2,129              10
Oakbrook I                                             -              535         873           5,483
Oakbrook II                                            -            1,795       1,579          10,183
Oakbrook III                                           -              544       1,480           8,932
Oakbrook IV                                            -              464         953           5,864
Oakbrook V                                             -              971       2,206          13,472
Oakbrook Summit                                        -              790         950           7,362
Oxford Lake Business Center                            -              457         855           7,471
Peachtree Corners Land                                                  -       1,184               -
Southside Distribution Center                          -            3,481         810           4,700
Highwoods Center I at Tradeport                        -              119         305           3,418

                                                                                          LIFE ON
                                                                                           WHICH
                                                            ACCUMULATED     DATE OF     DEPRECIATION
                    DESCRIPTION                  TOTAL      DEPRECIATION  CONSTRUCTION   IS COMPUTED
---------------------------------------------  -----------  ------------  ------------  ------------
ATLANTA, GA
Two Point Royal                                     17,126         2,074      1997       5-40 yrs.
400 North Business Park                              7,595           978      1985       5-40 yrs.
50 Glenlake                                         22,789         2,725      1997       5-40 yrs.
6348 Northeast Expressway                            2,018           264      1978       5-40 yrs.
6438 Northeast Expressway                            2,529           368      1981       5-40 yrs.
Bluegrass Lakes I                                    4,588           655      1999       5-40 yrs.
Bluegrass Place I                                    2,561           294      1995       5-40 yrs.
Bluegrass Place II                                   2,999           359      1996       5-40 yrs.
Bluegrass Valley                                     5,753           388      2000       5-40 yrs.
Bluegrass Land Site V10                              1,824             -      1999       5-40 yrs.
Bluegrass Land Site V14                              2,365             -      1999       5-40 yrs.
Bluegrass Phase 2                                    6,977             -       N/A          N/A
1700 Century Circle                                  2,949           131      1983       5-40 yrs.
1700 Century Center                                  4,930           910      1972       5-40 yrs.
1800 Century Boulevard                              39,668         4,905      1975       5-40 yrs.
1825 Century Center (CDC)                           17,319           173      2002       5-40 yrs.
1875 Century Boulevard                               9,388         1,507      1976       5-40 yrs.
1900 Century Boulevard                               5,640         1,167      1971       5-40 yrs.
2200 Century Parkway                                16,300         2,989      1971       5-40 yrs.
2400 Century Center                                 15,039         3,429      1998       5-40 yrs.
2600 Century Parkway                                11,451         1,875      1973       5-40 yrs.
2635 Century Parkway                                22,596         3,758      1980       5-40 yrs.
2800 Century Parkway                                20,733         3,164      1983       5-40 yrs.
Chattahoochee Avenue                                 2,371           502      1970       5-40 yrs.
Chastain Place I                                     4,443         1,202      1997       5-40 yrs.
Chastain Place II                                    2,721           579      1998       5-40 yrs.
Chastain Place III                                   2,201           387      1999       5-40 yrs.
Corporate Lakes                                      9,155         1,460      1988       5-40 yrs.
Cosmopolitan North                                   8,546         1,329      1980       5-40 yrs.
Century Plaza I                                     11,138           952      1981       5-40 yrs.
Century Plaza II                                    10,061           758      1984       5-40 yrs.
Deerfield III                                        4,351            56      2001       5-40 yrs.
EKA Chemical                                        10,495         1,184      1998       5-40 yrs.
1035 Fred Drive                                      1,793           196      1973       5-40 yrs.
5125 Fulton Industrial Drive                         3,835           538      1973       5-40 yrs.
Gwinnett Distribution Center                         7,823         1,106      1991       5-40 yrs.
Kennestone Corporate Center                          5,731           818      1985       5-40 yrs.
La Vista Business Park                               6,967         1,103      1973       5-40 yrs.
Norcross I & II                                      2,408           321      1970       5-40 yrs.
Nortel                                              35,465         3,849      1998       5-40 yrs.
Newpoint Place I                                     4,932         1,351      1998       5-40 yrs.
Newpoint Place II                                    6,379           721      1999       5-40 yrs.
Newpoint Place III                                   3,237           610      1998       5-40 yrs.
Newpoint Place IV                                    6,320            46      2001
Newpoint Place Land                                  2,139             -       N/A          N/A
Oakbrook I                                           6,356           957      1981       5-40 yrs.
Oakbrook II                                         11,762         2,084      1983       5-40 yrs.
Oakbrook III                                        10,412         1,577      1984       5-40 yrs.
Oakbrook IV                                          6,817         1,054      1985       5-40 yrs.
Oakbrook V                                          15,678         2,614      1985       5-40 yrs.
Oakbrook Summit                                      8,312         1,320      1981       5-40 yrs.
Oxford Lake Business Center                          8,326         1,138      1985       5-40 yrs.
Peachtree Corners Land                               1,184             -       N/A          N/A
Southside Distribution Center                        5,510           740      1988       5-40 yrs.
Highwoods Center I at Tradeport                      3,723           756      1999       5-40 yrs.

                                                                                                INITIAL COST
                                                                                           -------------------------
                                                                                2002                     BUILDING &
                    DESCRIPTION                  JDE           CITY         ENCUMBERANCE      LAND      IMPROVEMENTS
---------------------------------------------  -------  -----------------  --------------  ----------  -------------
Highwoods Center II at Tradeport                20710        Atlanta                              635          3,474
Highwoods Center III at Tradeport               28590        Atlanta                              402          2,121
Tradeport Land                                  20730        Atlanta                            5,314              -
Tradeport Place I                               20740        Atlanta                              557          2,669
Tradeport II                                    20750        Atlanta                              557          3,456
Tradeport III                                   20760        Atlanta                                -              -
Tradeport IV                                    28260        Atlanta                              661          3,182
Tradeport V                                     28740        Atlanta                              459          1,815

BALTIMORE, MD
Sportsman Club Land                             20770       Baltimore                          24,702              -

CHARLOTTE, NC
Ridgefield                                      20030       Charlotte                             791              -
4101 Stuart Andrew Boulevard                    20800       Charlotte                              70            510
4105 Stuart Andrew Boulevard                    20810       Charlotte                              26            189
4109 Stuart Andrew Boulevard                    20820       Charlotte                              87            636
4201 Stuart Andrew Boulevard                    20830       Charlotte                             110            809
4205 Stuart Andrew Boulevard                    20840       Charlotte                             134            979
4209 Stuart Andrew Boulevard                    20850       Charlotte                              91            665
4215 Stuart Andrew Boulevard                    20860       Charlotte                             133            978
4301 Stuart Andrew Boulevard                    20870       Charlotte                             232          1,702
4321 Stuart Andrew Boulevard                    20880       Charlotte                              73            534
4601 Park Square                                20890       Charlotte                           2,601          7,802
Alston & Bird                                   20900       Charlotte                           2,362          5,379
First Citizens Building                         20910       Charlotte                             647          5,528
Twin Lakes Distribution Center                  20920       Charlotte                           2,816          6,570
Mallard Creek I                                 20930       Charlotte                           1,248          4,142
Mallard Creek III                               20940       Charlotte                             845          4,762
Mallard Creek IV                                20950       Charlotte                             348          1,152
Mallard Creek V                                 20960       Charlotte                           1,665          8,738
Mallard Creek VI                                20970       Charlotte                             834              -
Oakhill Land                                    20990       Charlotte                           2,797              -
Oakhill Business Park English Oak               21000       Charlotte            (5)              750          4,248
Oakhill Business Park Laurel Oak                21010       Charlotte            (5)              471          2,671
Oakhill Business Park Live Oak                  21020       Charlotte                           1,403          5,611
Oakhill Business Park Scarlet Oak               21030       Charlotte            (5)            1,073          6,078
Oakhill Business Park Twin Oak                  21040       Charlotte            (5)            1,243          7,044
Oakhill Business Park Willow Oak                21050       Charlotte            (5)              442          2,505
Oakhill Business Park Water Oak                 21060       Charlotte            (5)            1,623          9,196
Pinebrook                                       21070       Charlotte                             846          4,607
One Parkway Plaza Building                      21080       Charlotte                           1,110          4,741
Two Parkway Plaza Building                      21090       Charlotte                           1,694          6,777
Three Parkway Plaza Building                    21100       Charlotte            (3)            1,570          6,282
Six Parkway Plaza Building                      21110       Charlotte                               -          2,438
Seven Parkway Plaza Building                    21120       Charlotte                               -          4,648
Eight Parkway Plaza Building                    21130       Charlotte                               -          4,698
Nine Parkway Plaza Building                     21140       Charlotte                               -          6,008
Eleven Parkway Plaza                            21150       Charlotte                               -          2,328
Twelve Parkway Plaza                            21160       Charlotte                             112          1,489
Fourteen Parkway Plaza Building                 21170       Charlotte                             483          6,077
University Center                               28400       Charlotte                           1,296            216
University Center - Land                        28410       Charlotte                           7,959              -
Oakhill Land                                    28700       Charlotte                           1,157              -

COLUMBIA, SC
Centerpoint I                                   21270        Columbia                           1,313          7,441
Centerpoint II                                  21280        Columbia                           1,183          8,724
Centerpoint V                                   21290        Columbia                             265          1,279
Centerpoint VI                                  21300        Columbia                             273              -
Fontaine I                                      21310        Columbia                           1,219          6,907
Fontaine II                                     21320        Columbia                             941          5,335
Fontaine III                                    21330        Columbia                             853          4,333
Fontaine V                                      21340        Columbia                             395          2,237

PIEDMONT TRIAD, NC
6348 Burnt Poplar                               21390     Piedmont Triad                          721          2,883
6350 Burnt Poplar                               21400     Piedmont Triad                          339          1,365
Chimney Rock A/B                                21410     Piedmont Triad                        1,610          3,757
Chimney Rock C                                  21420     Piedmont Triad                          604          1,408

                                               COST CAPITALIZED SUBSEQUENT    GROSS AMOUNT AT WHICH
                                                   TO ACQUISTION            CARRIED AT CLOSE OF PERIOD
                                               ---------------------------  --------------------------
                                                              BUILDING &                  BUILDING &
                    DESCRIPTION                   LAND       IMPROVEMENTS     LAND       IMPROVEMENTS
---------------------------------------------  ----------   --------------  ----------  --------------
Highwoods Center II at Tradeport                        -              757         635           4,231
Highwoods Center III at Tradeport                       3            1,132         405           3,253
Tradeport Land                                         35               58       5,349              58
Tradeport Place I                                       -              185         557           2,854
Tradeport II                                            -               59         557           3,515
Tradeport III                                         668            3,942         668           3,942
Tradeport IV                                            -              636         661           3,818
Tradeport V                                                            489         459           2,304

BALTIMORE, MD
Sportsman Club Land                                     -                -      24,702               -

CHARLOTTE, NC                                           -
Ridgefield                                              -                -         791               -
4101 Stuart Andrew Boulevard                            -              284          70             794
4105 Stuart Andrew Boulevard                            -               33          26             222
4109 Stuart Andrew Boulevard                            -               75          87             711
4201 Stuart Andrew Boulevard                            -               88         110             897
4205 Stuart Andrew Boulevard                            -               86         134           1,065
4209 Stuart Andrew Boulevard                            -              116          91             781
4215 Stuart Andrew Boulevard                            -               94         133           1,072
4301 Stuart Andrew Boulevard                            -              175         232           1,877
4321 Stuart Andrew Boulevard                            -               42          73             576
4601 Park Square                                        -              341       2,601           8,143
Alston & Bird                                      (2,362)          (5,379)          -               -
First Citizens Building                                 -              719         647           6,247
Twin Lakes Distribution Center                     (2,816)          (6,570)          -               -
Mallard Creek I                                         -              610       1,248           4,752
Mallard Creek III                                       -              202         845           4,964
Mallard Creek IV                                        -               12         348           1,164
Mallard Creek V                                         -            2,697       1,665          11,435
Mallard Creek VI                                                         -         834               -
Oakhill Land                                                             -       2,797               -
Oakhill Business Park English Oak                       -              312         750           4,560
Oakhill Business Park Laurel Oak                        -              405         471           3,076
Oakhill Business Park Live Oak                          -            1,193       1,403           6,804
Oakhill Business Park Scarlet Oak                       -              545       1,073           6,623
Oakhill Business Park Twin Oak                          -              713       1,243           7,757
Oakhill Business Park Willow Oak                        -              910         442           3,415
Oakhill Business Park Water Oak                         -              965       1,623          10,161
Pinebrook                                               -              409         846           5,016
One Parkway Plaza Building                              -              884       1,110           5,625
Two Parkway Plaza Building                              -            1,675       1,694           8,452
Three Parkway Plaza Building                            -              881       1,570           7,163
Six Parkway Plaza Building                              -              531           -           2,969
Seven Parkway Plaza Building                            -              253           -           4,901
Eight Parkway Plaza Building                            -              202           -           4,900
Nine Parkway Plaza Building                             -           (6,008)          -               -
Eleven Parkway Plaza                                  160              220         160           2,548
Twelve Parkway Plaza                                    -              302         112           1,791
Fourteen Parkway Plaza Building                         -              994         483           7,071
University Center                                                        -       1,296             216
University Center - Land                                -                -       7,959               -
Oakhill Land                                            -                -       1,157               -

COLUMBIA, SC
Centerpoint I                                           -              444       1,313           7,885
Centerpoint II                                          -               13       1,183           8,737
Centerpoint V                                           -              348         265           1,627
Centerpoint VI                                                           -         273               -
Fontaine I                                              -            1,446       1,219           8,353
Fontaine II                                             -              836         941           6,171
Fontaine III                                            -              120         853           4,453
Fontaine V                                              -               19         395           2,256

PIEDMONT TRIAD, NC
6348 Burnt Poplar                                       -               42         721           2,925
6350 Burnt Poplar                                       -               64         339           1,429
Chimney Rock A/B                                        1              514       1,611           4,271
Chimney Rock C                                          -              108         604           1,516

                                                                                          LIFE ON
                                                                                           WHICH
                                                            ACCUMULATED     DATE OF     DEPRECIATION
                    DESCRIPTION                  TOTAL      DEPRECIATION  CONSTRUCTION   IS COMPUTED
---------------------------------------------  -----------  ------------  ------------  ------------
Highwoods Center II at Tradeport                     4,866           749      1999       5-40 yrs.
Highwoods Center III at Tradeport                    3,658           650      2001       5-40 yrs.
Tradeport Land                                       5,407             1       N/A          N/A
Tradeport Place I                                    3,411           598      1999       5-40 yrs.
Tradeport II                                         4,072           829      1999       5-40 yrs.
Tradeport III                                        4,610           575      1999       5-40 yrs.
Tradeport IV                                         4,479           163      2001       5-40 yrs.
Tradeport V                                          2,763            14      2002       5-40 yrs.

BALTIMORE, MD
Sportsman Club Land                                 24,702             -       N/A          N/A

CHARLOTTE, NC
Ridgefield                                             791             -       N/A          N/A
4101 Stuart Andrew Boulevard                           864           302      1984       5-40 yrs.
4105 Stuart Andrew Boulevard                           248            60      1984       5-40 yrs.
4109 Stuart Andrew Boulevard                           798           163      1984       5-40 yrs.
4201 Stuart Andrew Boulevard                         1,007           202      1982       5-40 yrs.
4205 Stuart Andrew Boulevard                         1,199           237      1982       5-40 yrs.
4209 Stuart Andrew Boulevard                           872           208      1982       5-40 yrs.
4215 Stuart Andrew Boulevard                         1,205           245      1982       5-40 yrs.
4301 Stuart Andrew Boulevard                         2,109           436      1982       5-40 yrs.
4321 Stuart Andrew Boulevard                           649           128      1982       5-40 yrs.
4601 Park Square                                    10,744         1,021      1972       5-40 yrs.
Alston & Bird                                            -             -      1965       5-40 yrs.
First Citizens Building                              6,894         1,635      1989       5-40 yrs.
Twin Lakes Distribution Center                           -             -      1991       5-40 yrs.
Mallard Creek I                                      6,000           690      1986       5-40 yrs.
Mallard Creek III                                    5,809           638      1990       5-40 yrs.
Mallard Creek IV                                     1,512           143      1993       5-40 yrs.
Mallard Creek V                                     13,100         1,657      1999       5-40 yrs.
Mallard Creek VI                                       834             -       N/A          N/A
Oakhill Land                                         2,797             -       N/A          N/A
Oakhill Business Park English Oak                    5,310           796      1984       5-40 yrs.
Oakhill Business Park Laurel Oak                     3,547           672      1984       5-40 yrs.
Oakhill Business Park Live Oak                       8,207         1,529      1989       5-40 yrs.
Oakhill Business Park Scarlet Oak                    7,696         1,295      1982       5-40 yrs.
Oakhill Business Park Twin Oak                       9,000         1,482      1985       5-40 yrs.
Oakhill Business Park Willow Oak                     3,857         1,000      1982       5-40 yrs.
Oakhill Business Park Water Oak                     11,784         2,126      1985       5-40 yrs.
Pinebrook                                            5,862           837      1986       5-40 yrs.
One Parkway Plaza Building                           6,735         1,236      1982       5-40 yrs.
Two Parkway Plaza Building                          10,146         2,383      1983       5-40 yrs.
Three Parkway Plaza Building                         8,733         1,640      1984       5-40 yrs.
Six Parkway Plaza Building                           2,969           858      1996       5-40 yrs.
Seven Parkway Plaza Building                         4,901           894      1985       5-40 yrs.
Eight Parkway Plaza Building                         4,900           878      1986       5-40 yrs.
Nine Parkway Plaza Building                              -             -      1984       5-40 yrs.
Eleven Parkway Plaza                                 2,708           539      1999       5-40 yrs.
Twelve Parkway Plaza                                 1,903           316      1999       5-40 yrs.
Fourteen Parkway Plaza Building                      7,554         1,142      1999       5-40 yrs.
University Center                                    1,512            17      2001       5-40 yrs.
University Center - Land                             7,959             -       N/A          N/A
Oakhill Land                                         1,157             -       N/A          N/A

COLUMBIA, SC
Centerpoint I                                        9,198         1,416      1988       5-40 yrs.
Centerpoint II                                       9,920         1,869      1996       5-40 yrs.
Centerpoint V                                        1,892           451      1997       5-40 yrs.
Centerpoint VI                                         273             -       N/A          N/A
Fontaine I                                           9,572         1,442      1985       5-40 yrs.
Fontaine II                                          7,112         1,572      1987       5-40 yrs.
Fontaine III                                         5,306           841      1988       5-40 yrs.
Fontaine V                                           2,651           355      1990       5-40 yrs.

PIEDMONT TRIAD, NC
6348 Burnt Poplar                                    3,646           574      1990       5-40 yrs.
6350 Burnt Poplar                                    1,768           295      1992       5-40 yrs.
Chimney Rock A/B                                     5,882           638      1981       5-40 yrs.
Chimney Rock C                                       2,120           174      1983       5-40 yrs.

                                                                                                INITIAL COST
                                                                                           ------------------------
                                                                                2002                     BUILDING &
                    DESCRIPTION                  JDE           CITY         ENCUMBERANCE      LAND      IMPROVEMENTS
---------------------------------------------  -------  -----------------  --------------  ----------  -------------
Chimney Rock D                                  21430     Piedmont Triad                          236            550
Chimney Rock E                                  21440     Piedmont Triad                        1,692          3,948
Chimney Rock F                                  21450     Piedmont Triad                        1,431          3,338
Chimney Rock G                                  21460     Piedmont Triad                        1,044          2,435
Deep River Corporate Center                     21470     Piedmont Triad                        1,033          5,855
Airpark East-Copier Consultants                 21480     Piedmont Triad         (2)              252          1,008
Airpark East-Building 1                         21490     Piedmont Triad         (2)              377          1,510
Airpark East-Building 2                         21500     Piedmont Triad         (2)              461          1,842
Airpark East-Building 3                         21510     Piedmont Triad         (2)              321          1,283
Airpark East-HewlettPackard                     21520     Piedmont Triad         (2)              465            727
Airpark East-Inacom Building                    21530     Piedmont Triad         (2)              265            478
Airpark East-Simplex                            21540     Piedmont Triad         (2)              271            526
Airpark East-Building A                         21550     Piedmont Triad         (2)              541          2,913
Airpark East-Building B                         21560     Piedmont Triad         (2)              779          3,200
Airpark East-Building C                         21570     Piedmont Triad         (2)            2,384          9,535
Airpark East-Building D                         21580     Piedmont Triad         (2)              850          3,213
Airpark East-Service Center 1                   21610     Piedmont Triad         (2)              275          1,099
Airpark East-Service Center 2                   21620     Piedmont Triad         (2)              222            889
Airpark East-Service Center 3                   21630     Piedmont Triad         (2)              304          1,214
Airpark East-Service Center 4                   21640     Piedmont Triad         (2)              224            898
Airpark East-Service Court                      21650     Piedmont Triad         (2)              194            774
Airpark East-Warehouse 1                        21660     Piedmont Triad         (2)              384          1,535
Airpark East-Warehouse 2                        21670     Piedmont Triad         (2)              372          1,488
Airpark East-Warehouse 3                        21680     Piedmont Triad         (2)              370          1,480
Airpark East-Warehouse 4                        21690     Piedmont Triad         (2)              657          2,628
Airpark East-Highland                           21700     Piedmont Triad         (2)              175            699
Inman Road Land                                 21830     Piedmont Triad                          941              -
7906 Industrial Village Road                    21840     Piedmont Triad                           62            455
7908 Industrial Village Road                    21850     Piedmont Triad                           62            455
7910 Industrial Village Road                    21860     Piedmont Triad                           62            455
Jefferson Pilot Land                            21870     Piedmont Triad                       17,696              -
Airpark North - DC1                             21880     Piedmont Triad         (2)              723          2,891
Airpark North - DC2                             21890     Piedmont Triad         (2)            1,094          4,375
Airpark North - DC3                             21900     Piedmont Triad         (2)              378          1,511
Airpark North - DC4                             21910     Piedmont Triad         (2)              377          1,508
Airpark North Land                              21920     Piedmont Triad                          804              -
2606 Phoenix Drive-100 Series                   21940     Piedmont Triad                           63            466
2606 Phoenix Drive-200 Series                   21950     Piedmont Triad                           63            466
2606 Phoenix Drive-300 Series                   21960     Piedmont Triad                           31            229
2606 Phoenix Drive-400 Series                   21970     Piedmont Triad                           52            382
2606 Phoenix Drive-500 Series                   21980     Piedmont Triad                           64            471
2606 Phoenix Drive-600 Series                   21990     Piedmont Triad                           78            575
2606 Phoenix Drive-700 Series                   22000     Piedmont Triad                            -            533
2606 Phoenix Drive-800 Series                   22010     Piedmont Triad                                       2,308
Highwoods Park Building I                       28670     Piedmont Triad                        1,980          7,273
500 Radar Road                                  22110     Piedmont Triad                          202          1,484
502 Radar Road                                  22120     Piedmont Triad                           39            285
504 Radar Road                                  22130     Piedmont Triad                           39            285
506 Radar Road                                  22140     Piedmont Triad                           39            285
Regency One-Piedmont Center                     22150     Piedmont Triad                          515          2,347
Regency Two-Piedmont Center                     22160     Piedmont Triad                          435          1,859
Sears Cenfact                                   22170     Piedmont Triad                          861          3,446
Airpark South Warehouse I                       22210     Piedmont Triad                          537          2,934
Airpark South Warehouse 2                       22220     Piedmont Triad                          733          2,548
Airpark South Warehouse 3                       22230     Piedmont Triad                          599          2,365
Airpark South Warehouse 4                       22240     Piedmont Triad                          489          2,175
Airpark South Warehouse 6                       22250     Piedmont Triad                        1,690          3,915
Airpark West 1                                  22270     Piedmont Triad         (3)              954          3,817
Airpark West 2                                  22280     Piedmont Triad         (3)              887          3,536
Airpark West 4                                  22290     Piedmont Triad         (3)              226            903
Airpark West 5                                  22300     Piedmont Triad         (3)              242            966
Airpark West 6                                  22310     Piedmont Triad         (3)              326          1,308
7327 West Friendly Avenue                       22320     Piedmont Triad                           60            441
7339 West Friendly Avenue                       22330     Piedmont Triad                           63            465
7341 West Friendly Avenue                       22340     Piedmont Triad                          113            831
7343 West Friendly Avenue                       22350     Piedmont Triad                           72            531
7345 West Friendly Avenue                       22360     Piedmont Triad                           66            485
7347 West Friendly Avenue                       22370     Piedmont Triad                           97            709
7349 West Friendly Avenue                       22380     Piedmont Triad                           53            388
7351 West Friendly Avenue                       22390     Piedmont Triad                          106            778

                                               COST CAPITALIZED SUBSEQUENT    GROSS AMOUNT AT WHICH
                                                   TO ACQUISTION            CARRIED AT CLOSE OF PERIOD
                                               ---------------------------  --------------------------
                                                              BUILDING &                  BUILDING &
                    DESCRIPTION                   LAND       IMPROVEMENTS     LAND       IMPROVEMENTS
---------------------------------------------  ----------   --------------  ----------  --------------
Chimney Rock D                                          -               93         236             643
Chimney Rock E                                          1              365       1,693           4,313
Chimney Rock F                                          1              267       1,432           3,605
Chimney Rock G                                          1              184       1,045           2,619
Deep River Corporate Center                             -              434       1,033           6,289
Airpark East-Copier Consultants                       (29)             124         223           1,132
Airpark East-Building 1                                 -              160         377           1,670
Airpark East-Building 2                                 -              174         461           2,016
Airpark East-Building 3                                 -              214         321           1,497
Airpark East-HewlettPackard                           559              336       1,024           1,063
Airpark East-Inacom Building                          396              294         661             772
Airpark East-Simplex                                  349              263         620             789
Airpark East-Building A                               (33)             844         508           3,757
Airpark East-Building B                               (43)             753         736           3,953
Airpark East-Building C                                 -            2,229       2,384          11,764
Airpark East-Building D                             1,025            1,472       1,875           4,685
Airpark East-Service Center 1                         (39)             174         236           1,273
Airpark East-Service Center 2                         (31)             119         191           1,008
Airpark East-Service Center 3                           -              163         304           1,377
Airpark East-Service Center 4                           -              187         224           1,085
Airpark East-Service Court                            (24)              66         170             840
Airpark East-Warehouse 1                              (29)              99         355           1,634
Airpark East-Warehouse 2                                -              141         372           1,629
Airpark East-Warehouse 3                              (30)              55         340           1,535
Airpark East-Warehouse 4                                -              182         657           2,810
Airpark East-Highland                                 (30)             390         145           1,089
Inman Road Land                                                          -         941               -
7906 Industrial Village Road                            -               23          62             478
7908 Industrial Village Road                            -               34          62             489
7910 Industrial Village Road                            -               50          62             505
Jefferson Pilot Land                                    -                -      17,696               -
Airpark North - DC1                                   134              243         857           3,134
Airpark North - DC2                                   203              246       1,297           4,621
Airpark North - DC3                                    70              215         448           1,726
Airpark North - DC4                                    70              141         447           1,649
Airpark North Land                                   (804)               -           -               -
2606 Phoenix Drive-100 Series                           -               13          63             479
2606 Phoenix Drive-200 Series                           -               91          63             557
2606 Phoenix Drive-300 Series                           -              125          31             354
2606 Phoenix Drive-400 Series                           -               34          52             416
2606 Phoenix Drive-500 Series                           -               32          64             503
2606 Phoenix Drive-600 Series                           -               31          78             606
2606 Phoenix Drive-700 Series                           -              203           -             736
2606 Phoenix Drive-800 Series                                          303           -           2,611
Highwoods Park Building I                              12            1,035       1,992           8,308
500 Radar Road                                          -              168         202           1,652
502 Radar Road                                          -               85          39             370
504 Radar Road                                          -               35          39             320
506 Radar Road                                          -               19          39             304
Regency One-Piedmont Center                             -              583         515           2,930
Regency Two-Piedmont Center                             -              536         435           2,395
Sears Cenfact                                         (31)             348         830           3,794
Airpark South Warehouse I                               8             (422)        545           2,512
Airpark South Warehouse 2                              11              (36)        744           2,512
Airpark South Warehouse 3                               -                -         599           2,365
Airpark South Warehouse 4                               7              246         496           2,421
Airpark South Warehouse 6                              26                7       1,716           3,922
Airpark West 1                                          -              895         954           4,712
Airpark West 2                                         (3)             605         884           4,141
Airpark West 4                                          -              213         226           1,116
Airpark West 5                                          -              179         242           1,145
Airpark West 6                                          -              181         326           1,489
7327 West Friendly Avenue                             (60)            (441)          -               -
7339 West Friendly Avenue                             (63)            (465)          -               -
7341 West Friendly Avenue                               -              137         113             968
7343 West Friendly Avenue                               -               48          72             579
7345 West Friendly Avenue                               -               25          66             510
7347 West Friendly Avenue                               -               85          97             794
7349 West Friendly Avenue                               -               23          53             411
7351 West Friendly Avenue                               -               30         106             808

                                                                                          LIFE ON
                                                                                           WHICH
                                                            ACCUMULATED     DATE OF     DEPRECIATION
                    DESCRIPTION                  TOTAL      DEPRECIATION  CONSTRUCTION   IS COMPUTED
---------------------------------------------  -----------  ------------  ------------  ------------
Chimney Rock D                                         879           113      1983       5-40 yrs.
Chimney Rock E                                       6,006           494      1985       5-40 yrs.
Chimney Rock F                                       5,037           409      1987       5-40 yrs.
Chimney Rock G                                       3,664           298      1987       5-40 yrs.
Deep River Corporate Center                          7,322         1,190      1989       5-40 yrs.
Airpark East-Copier Consultants                      1,355           250      1990       5-40 yrs.
Airpark East-Building 1                              2,047           393      1990       5-40 yrs.
Airpark East-Building 2                              2,477           373      1986       5-40 yrs.
Airpark East-Building 3                              1,818           340      1986       5-40 yrs.
Airpark East-HewlettPackard                          2,087           325      1996       5-40 yrs.
Airpark East-Inacom Building                         1,433           300      1996       5-40 yrs.
Airpark East-Simplex                                 1,409           253      1997       5-40 yrs.
Airpark East-Building A                              4,265           983      1986       5-40 yrs.
Airpark East-Building B                              4,689           943      1988       5-40 yrs.
Airpark East-Building C                             14,148         2,517      1990       5-40 yrs.
Airpark East-Building D                              6,560         1,219      1997       5-40 yrs.
Airpark East-Service Center 1                        1,509           329      1985       5-40 yrs.
Airpark East-Service Center 2                        1,199           234      1985       5-40 yrs.
Airpark East-Service Center 3                        1,681           309      1985       5-40 yrs.
Airpark East-Service Center 4                        1,309           275      1985       5-40 yrs.
Airpark East-Service Court                           1,010           194      1990       5-40 yrs.
Airpark East-Warehouse 1                             1,989           357      1985       5-40 yrs.
Airpark East-Warehouse 2                             2,001           389      1985       5-40 yrs.
Airpark East-Warehouse 3                             1,875           319      1986       5-40 yrs.
Airpark East-Warehouse 4                             3,467           643      1988       5-40 yrs.
Airpark East-Highland                                1,234           187      1990       5-40 yrs.
Inman Road Land                                        941             -       N/A          N/A
7906 Industrial Village Road                           540            91      1985       5-40 yrs.
7908 Industrial Village Road                           551           114      1985       5-40 yrs.
7910 Industrial Village Road                           567           112      1985       5-40 yrs.
Jefferson Pilot Land                                17,696             -       N/A          N/A
Airpark North - DC1                                  3,991           648      1986       5-40 yrs.
Airpark North - DC2                                  5,918           936      1987       5-40 yrs.
Airpark North - DC3                                  2,174           474      1988       5-40 yrs.
Airpark North - DC4                                  2,096           398      1988       5-40 yrs.
Airpark North Land                                       -             -       N/A          N/A
2606 Phoenix Drive-100 Series                          542            90      1989       5-40 yrs.
2606 Phoenix Drive-200 Series                          620           135      1989       5-40 yrs.
2606 Phoenix Drive-300 Series                          385            93      1989       5-40 yrs.
2606 Phoenix Drive-400 Series                          468            85      1989       5-40 yrs.
2606 Phoenix Drive-500 Series                          567           109      1989       5-40 yrs.
2606 Phoenix Drive-600 Series                          684           131      1989       5-40 yrs.
2606 Phoenix Drive-700 Series                          736           171      1988       5-40 yrs.
2606 Phoenix Drive-800 Series                        2,611           156      1989       5-40 yrs.
Highwoods Park Building I                           10,300            61      2001       5-40 yrs.
500 Radar Road                                       1,854           361      1981       5-40 yrs.
502 Radar Road                                         409           112      1986       5-40 yrs.
504 Radar Road                                         359            65      1986       5-40 yrs.
506 Radar Road                                         343            60      1986       5-40 yrs.
Regency One-Piedmont Center                          3,445           755      1996       5-40 yrs.
Regency Two-Piedmont Center                          2,830           799      1996       5-40 yrs.
Sears Cenfact                                        4,624           761      1989       5-40 yrs.
Airpark South Warehouse I                            3,057           501      1998       5-40 yrs.
Airpark South Warehouse 2                            3,256           223      1999       5-40 yrs.
Airpark South Warehouse 3                            2,964           174      1999       5-40 yrs.
Airpark South Warehouse 4                            2,917           423      1999       5-40 yrs.
Airpark South Warehouse 6                            5,638           375      1999       5-40 yrs.
Airpark West 1                                       5,666         1,252      1984       5-40 yrs.
Airpark West 2                                       5,025         1,126      1985       5-40 yrs.
Airpark West 4                                       1,342           301      1985       5-40 yrs.
Airpark West 5                                       1,387           279      1985       5-40 yrs.
Airpark West 6                                       1,815           379      1985       5-40 yrs.
7327 West Friendly Avenue                                -             -      1987       5-40 yrs.
7339 West Friendly Avenue                                -             -      1989       5-40 yrs.
7341 West Friendly Avenue                            1,081           229      1988       5-40 yrs.
7343 West Friendly Avenue                              651           121      1988       5-40 yrs.
7345 West Friendly Avenue                              576           101      1988       5-40 yrs.
7347 West Friendly Avenue                              891           196      1988       5-40 yrs.
7349 West Friendly Avenue                              464            84      1988       5-40 yrs.
7351 West Friendly Avenue                              914           164      1988       5-40 yrs.

                                                                                                INITIAL COST
                                                                                           ------------------------
                                                                                2002                     BUILDING &
                    DESCRIPTION                  JDE           CITY         ENCUMBERANCE      LAND      IMPROVEMENTS
---------------------------------------------  -------  -----------------  --------------  ----------  -------------
7353 West Friendly Avenue                       22400     Piedmont Triad                          123            901
7355 West Friendly Avenue                       22410     Piedmont Triad                           72            525
150 Stratford                                   26180     Piedmont Triad                        2,777         11,459
ALO                                             26190     Piedmont Triad                          177            986
Chesapeake                                      26200     Piedmont Triad         (3)            1,236          4,944
Forsyth Corporate Center                        26210     Piedmont Triad         (5)              326          1,850
The Knollwood-370                               26230     Piedmont Triad         (2)            1,819          7,451
The Knollwood-380                               26240     Piedmont Triad         (2)            2,977         11,912
The Knollwood -380 Retail                       26260     Piedmont Triad         (2)                -              1
101 Stratford                                   26290     Piedmont Triad                        1,205          6,810
160 Stratford - Land                            28370     Piedmont Triad                          966              -
Consolidated Center/ Building I                 26300     Piedmont Triad                          625          2,126
Consolidated Center/ Building II                26310     Piedmont Triad                          625          4,376
Consolidated Center/ Building III               26320     Piedmont Triad                          680          3,522
Consolidated Center/ Building IV                26330     Piedmont Triad                          376          1,624
Madison Park - Building 5610                    26460     Piedmont Triad                          211            493
Madison Park - Building 5620                    26470     Piedmont Triad                          941          2,196
Madison Park - Building 5630                    26480     Piedmont Triad                        1,486          3,468
Madison Park - Building 5635                    26490     Piedmont Triad                          893          2,083
Madison Park - Building 5640                    26500     Piedmont Triad                        3,632          8,476
Madison Park - Building 5650                    26510     Piedmont Triad                        1,081          2,522
Madison Park - Building 5660                    26520     Piedmont Triad                        1,910          4,456
Madison Park - Building 5655                    26530     Piedmont Triad                        5,891         13,753
500 Northridge                                  26570     Piedmont Triad                        1,789          4,174
711 Almondridge                                           Piedmont Triad                          280            694
710 Almondridge                                           Piedmont Triad                        2,180          8,730
520 Northridge                                            Piedmont Triad                        1,541          3,777
531 Northridge Warehouse                                  Piedmont Triad                        4,596         10,967
531 Northridge Office                                     Piedmont Triad                          706          1,683
540 Northridge                                            Piedmont Triad                        1,952          4,681
550 Northridge                                            Piedmont Triad                          447          1,081
US Airways                                      26630     Piedmont Triad         (5)            2,625         14,824
University Commercial Center-Landmark 3         26660     Piedmont Triad                          429          1,771
University Commercial Center-Archer 4           26670     Piedmont Triad                          514          2,058
University Commercial Center-Service Center 1   26680     Piedmont Triad                          276          1,155
University Commercial Center-Service Center 2   26690     Piedmont Triad                          215            859
University Commercial Center-Service Center 3   26700     Piedmont Triad                          167            668
University Commercial Center-Warehouse 1        26710     Piedmont Triad                          203            812
University Commercial Center-Warehouse 2        26720     Piedmont Triad                          196            786
Westpoint Business Park-BMF                     26730     Piedmont Triad                          795          3,181
Westpoint Business Park-Luwabahnson             26740     Piedmont Triad                          346          1,384
Westpoint Business Park-3 & 4                             Piedmont Triad                          111            445
Westpoint Business Park Land                    26760     Piedmont Triad                          861              -
Westpoint Business Park-Wp 11                   26780     Piedmont Triad                          393          1,570
Westpoint Business Park-Wp 12                             Piedmont Triad                          329          1,337
Westpoint Business Park-Wp 13                   26800     Piedmont Triad                          297          1,192
Westpoint Business Park-Fairchild               26810     Piedmont Triad                          640          2,577
Westpoint Business Park-Warehouse5                        Piedmont Triad                          157            671
Enterprise Warehouse I                          28420     Piedmont Triad                          487          2,960
Brigham Road - Land                             28710     Piedmont Triad                        7,299              -

GREENVILLE, SC
385 Land                                        22420       Greenville                          1,800              -
Bank of America Plaza                           22430       Greenville                            642          9,349
MetLife @ Brookfield                            28490       Greenville                          1,023          8,336
Brookfield Plaza                                22440       Greenville           (5)            1,489          8,437
Brookfield-Jacobs-Sirrine                       22450       Greenville                          3,022         17,125
Brookfield YMCA                                 22460       Greenville                             33            189
385 Building 1                                  22470       Greenville                          1,413          1,401
Patewood I                                      22480       Greenville                            942          5,016
Patewood II                                     22490       Greenville                            942          5,018
Patewood III                                    22500       Greenville           (5)              835          4,733
Patewood IV                                     22510       Greenville           (5)            1,210          6,856
Patewood V                                      22520       Greenville           (5)            1,677          9,503
Patewood VI                                     22530       Greenville                          2,360          9,643
770 Pelham Road                                 22540       Greenville                            705          2,778
Patewood Business Center                        22550       Greenville                          1,312          7,436
Verizon Wireless                                28640       Greenville                          1,790         12,701

JACKSONVILLE, FL

                                               COST CAPITALIZED SUBSEQUENT    GROSS AMOUNT AT WHICH
                                                   TO ACQUISTION            CARRIED AT CLOSE OF PERIOD
                                               ---------------------------  --------------------------
                                                              BUILDING &                  BUILDING &
                    DESCRIPTION                   LAND       IMPROVEMENTS     LAND       IMPROVEMENTS
---------------------------------------------  ----------   --------------  ----------  --------------
7353 West Friendly Avenue                               -               50         123             951
7355 West Friendly Avenue                               -               47          72             572
150 Stratford                                           -              564       2,777          12,023
ALO                                                     -                8         177             994
Chesapeake                                              -                7       1,236           4,951
Forsyth Corporate Center                                -              707         326           2,557
The Knollwood-370                                       -              515       1,819           7,966
The Knollwood-380                                       -            1,303       2,977          13,215
The Knollwood -380 Retail                               -              187           -             188
101 Stratford                                           -              447       1,205           7,257
160 Stratford - Land                                    -                -         966               -
Consolidated Center/ Building I                         -               89         625           2,215
Consolidated Center/ Building II                        -              151         625           4,527
Consolidated Center/ Building III                       -               57         680           3,579
Consolidated Center/ Building IV                        -              269         376           1,893
Madison Park - Building 5610                            -               25         211             518
Madison Park - Building 5620                            -               26         941           2,222
Madison Park - Building 5630                            -               39       1,486           3,507
Madison Park - Building 5635                            -              466         893           2,549
Madison Park - Building 5640                            -               88       3,632           8,564
Madison Park - Building 5650                            -               29       1,081           2,551
Madison Park - Building 5660                            -               48       1,910           4,504
Madison Park - Building 5655                            -              141       5,891          13,894
500 Northridge                                          -              206       1,789           4,380
711 Almondridge                                         -                -         280             694
710 Almondridge                                         -                -       2,180           8,730
520 Northridge                                          -                -       1,541           3,777
531 Northridge Warehouse                                -                -       4,596          10,967
531 Northridge Office                                   -                -         706           1,683
540 Northridge                                          -                -       1,952           4,681
550 Northridge                                          -                -         447           1,081
US Airways                                              -              245       2,625          15,069
University Commercial Center-Landmark 3                 -              321         429           2,092
University Commercial Center-Archer 4                   -              203         514           2,261
University Commercial Center-Service Center 1           -              140         276           1,295
University Commercial Center-Service Center 2           -              126         215             985
University Commercial Center-Service Center 3           -              250         167             918
University Commercial Center-Warehouse 1                -                9         203             821
University Commercial Center-Warehouse 2                -               16         196             802
Westpoint Business Park-BMF                             -                4         795           3,185
Westpoint Business Park-Luwabahnson                     -                1         346           1,385
Westpoint Business Park-3 & 4                           -                -         111             445
Westpoint Business Park Land                            -                -         861               -
Westpoint Business Park-Wp 11                           -               86         393           1,656
Westpoint Business Park-Wp 12                           -                -         329           1,337
Westpoint Business Park-Wp 13                           -              224         297           1,416
Westpoint Business Park-Fairchild                       -               25         640           2,602
Westpoint Business Park-Warehouse5                      -                -         157             671
Enterprise Warehouse I                                  -              745         487           3,705
Brigham Road - Land                                     -                -       7,299               -

GREENVILLE, SC
385 Land                                                                 -       1,800               -
Bank of America Plaza                                   -            2,519         642          11,868
MetLife @ Brookfield                                    9            2,905       1,032          11,241
Brookfield Plaza                                        -            1,054       1,489           9,491
Brookfield-Jacobs-Sirrine                               -               24       3,022          17,149
Brookfield YMCA                                       (33)            (189)          -               -
385 Building 1                                          -            2,799       1,413           4,200
Patewood I                                              -              537         942           5,553
Patewood II                                             -              503         942           5,521
Patewood III                                            -              222         835           4,955
Patewood IV                                             -              192       1,210           7,048
Patewood V                                              -              110       1,677           9,613
Patewood VI                                             -               (7)      2,360           9,636
770 Pelham Road                                         -              323         705           3,101
Patewood Business Center                                -              337       1,312           7,773
Verizon Wireless                                                        16       1,790          12,717

JACKSONVILLE, FL

                                                                                          LIFE ON
                                                                                           WHICH
                                                            ACCUMULATED     DATE OF     DEPRECIATION
                    DESCRIPTION                  TOTAL      DEPRECIATION  CONSTRUCTION   IS COMPUTED
---------------------------------------------  -----------  ------------  ------------  ------------
7353 West Friendly Avenue                            1,074           174      1988       5-40 yrs.
7355 West Friendly Avenue                              644           112      1988       5-40 yrs.
150 Stratford                                       14,800         2,536      1991       5-40 yrs.
ALO                                                  1,171            63      1998       5-40 yrs.
Chesapeake                                           6,187           977      1993       5-40 yrs.
Forsyth Corporate Center                             2,883           706      1985       5-40 yrs.
The Knollwood-370                                    9,785         1,759      1994       5-40 yrs.
The Knollwood-380                                   16,192         2,924      1990       5-40 yrs.
The Knollwood -380 Retail                              188            93      1995       5-40 yrs.
101 Stratford                                        8,462         1,040      1986       5-40 yrs.
160 Stratford - Land                                   966             -       N/A          N/A
Consolidated Center/ Building I                      2,840           302      1983       5-40 yrs.
Consolidated Center/ Building II                     5,152           623      1983       5-40 yrs.
Consolidated Center/ Building III                    4,259           460      1989       5-40 yrs.
Consolidated Center/ Building IV                     2,269           369      1989       5-40 yrs.
Madison Park - Building 5610                           729            75      1988       5-40 yrs.
Madison Park - Building 5620                         3,163           276      1983       5-40 yrs.
Madison Park - Building 5630                         4,993           410      1983       5-40 yrs.
Madison Park - Building 5635                         3,442           632      1986       5-40 yrs.
Madison Park - Building 5640                        12,196         1,024      1985       5-40 yrs.
Madison Park - Building 5650                         3,632           317      1984       5-40 yrs.
Madison Park - Building 5660                         6,414           548      1984       5-40 yrs.
Madison Park - Building 5655                        19,785         1,717      1987       5-40 yrs.
500 Northridge                                       6,169           651      1988       5-40 yrs.
711 Almondridge                                        974             -      1988       5-40 yrs.
710 Almondridge                                     10,910             -      1989       5-40 yrs.
520 Northridge                                       5,318             -      1988       5-40 yrs.
531 Northridge Warehouse                            15,563             -      1989       5-40 yrs.
531 Northridge Office                                2,389             -      1989       5-40 yrs.
540 Northridge                                       6,633             -      1987       5-40 yrs.
550 Northridge                                       1,528             -      1989       5-40 yrs.
US Airways                                          17,694         1,966    1970-1987    5-40 yrs.
University Commercial Center-Landmark 3              2,521           461      1985       5-40 yrs.
University Commercial Center-Archer 4                2,775           529      1986       5-40 yrs.
University Commercial Center-Service Center 1        1,571           294      1983       5-40 yrs.
University Commercial Center-Service Center 2        1,200           259      1983       5-40 yrs.
University Commercial Center-Service Center 3        1,085           190      1984       5-40 yrs.
University Commercial Center-Warehouse 1             1,024           162      1983       5-40 yrs.
University Commercial Center-Warehouse 2               998           159      1983       5-40 yrs.
Westpoint Business Park-BMF                          3,980           627      1986       5-40 yrs.
Westpoint Business Park-Luwabahnson                  1,731           273      1990       5-40 yrs.
Westpoint Business Park-3 & 4                          556             -      1988       5-40 yrs.
Westpoint Business Park Land                           861             -       N/A       5-40 yrs.
Westpoint Business Park-Wp 11                        2,049           357      1988       5-40 yrs.
Westpoint Business Park-Wp 12                        1,666             -      1988       5-40 yrs.
Westpoint Business Park-Wp 13                        1,713           255      1988       5-40 yrs.
Westpoint Business Park-Fairchild                    3,242           512      1990       5-40 yrs.
Westpoint Business Park-Warehouse5                     828             -      1995       5-40 yrs.
Enterprise Warehouse I                               4,192            96      2002       5-40 yrs.
Brigham Road - Land                                  7,299             -       N/A          N/A

GREENVILLE, SC
385 Land                                             1,800             -       N/A          N/A
Bank of America Plaza                               12,510         2,201      1973       5-40 yrs.
MetLife @ Brookfield                                12,273           490      2001       5-40 yrs.
Brookfield Plaza                                    10,980         1,965      1987       5-40 yrs.
Brookfield-Jacobs-Sirrine                           20,171         2,707      1990       5-40 yrs.
Brookfield YMCA                                          -             -      1990       5-40 yrs.
385 Building 1                                       5,613         1,060      1998       5-40 yrs.
Patewood I                                           6,495           783      1985       5-40 yrs.
Patewood II                                          6,463           927      1987       5-40 yrs.
Patewood III                                         5,790           898      1989       5-40 yrs.
Patewood IV                                          8,258         1,097      1989       5-40 yrs.
Patewood V                                          11,290         1,592      1990       5-40 yrs.
Patewood VI                                         11,996         2,132      1999       5-40 yrs.
770 Pelham Road                                      3,806           396      1989       5-40 yrs.
Patewood Business Center                             9,085         1,378      1983       5-40 yrs.
Verizon Wireless                                    14,507           298      2002       5-40 yrs.

JACKSONVILLE, FL

                                                                                                INITIAL COST
                                                                                           ------------------------
                                                                                2002                     BUILDING &
                    DESCRIPTION                  JDE           CITY         ENCUMBERANCE      LAND      IMPROVEMENTS
---------------------------------------------  -------  -----------------  --------------  ----------  -------------
9A Land                                         22640      Jacksonville                         4,446              -
Belfort Park VI - Land                          22700      Jacksonville                           480              -
Belfort Park VII - Land                         22710      Jacksonville                         1,858              -

SHAWNEE MISSION, KS
Corinth Square North Shops                      26900    Shawnee Mission                        2,693         10,772
Corinth Shops South                             26910    Shawnee Mission                        1,043          4,172
Fairway Shops                                   26930    Shawnee Mission            2,429         673          2,694
Prairie Village Rest & Bank                     27050    Shawnee Mission         (6)                -              -
Prairie Village Shops                           27060    Shawnee Mission         (6)            3,289         13,157
Shannon Valley Shopping Center                  27120    Shawnee Mission            5,893       1,669          6,678
Brymar Building                                 27470    Shawnee Mission                          329          1,317
Corinth Executive Building                      27490    Shawnee Mission                          514          2,054
Corinth Office Building                         27510    Shawnee Mission              719         529          2,116
Fairway North                                   27540    Shawnee Mission                          753          3,013
Fairway West                                    27550    Shawnee Mission            1,775         851          3,402
Land - Kansas                                   27630    Shawnee Mission                       11,853              -
Nichols Building                                27670    Shawnee Mission              762         490          1,959
Prairie Village Office Center                   27760    Shawnee Mission                          749          2,997

KANSAS CITY, MO
Country Club Plaza - 48th & Penn                26830      Kansas City           (4)              418          3,736
Country Club Plaza - Balcony Retail             26840      Kansas City           (4)              889          8,002
Country Club Plaza - Retail                     26860      Kansas City           (4)                             433
Country Club Plaza - Court of the Penguins      26870      Kansas City           (4)              566          5,091
Country Club Plaza - Esplanade Retail           26920      Kansas City           (4)              748          6,734
Country Club Plaza - Halls Block                26970      Kansas City           (4)              275          2,478
Country Club Plaza - Macy Block                 26990      Kansas City           (4)              504          4,536
Country Club Plaza - Millcreek Retail           27000      Kansas City           (4)              602          5,422
Country Club Plaza - Nichols Retail             27010      Kansas City           (4)              600          5,402
Country Club Plaza - Plaza Central              27030      Kansas City           (4)              405          3,649
Country Club Plaza - Savings South              27040      Kansas City           (4)              357          3,211
Country Club Plaza - Granada Shops              28380      Kansas City                              -          4,045
Country Club Plaza - Seville Shops West         27100      Kansas City           (4)              300          2,696
Country Club Plaza - Seville Square             27110      Kansas City           (4)                -         20,973
Country Club Plaza - Swanson Block              27130      Kansas City           (4)              949          8,537
Country Club Plaza - Theatre Retail             27150      Kansas City           (4)            1,197         10,769
Country Club Plaza - Time Retail                27160      Kansas City           (4)            1,292         11,627
Country Club Plaza - Triangle Block             27170      Kansas City           (4)              308          2,771
Country Club Plaza - Valencia Place Retail      27190      Kansas City           (4)                -          2,245
Country Club Plaza - Balcony Office             27440      Kansas City           (4)               65            585
Country Club Plaza - Esplanade Office           27530      Kansas City           (4)              375          3,374
Country Club Plaza - Millcreek Office           27650      Kansas City           (4)               79            717
Country Club Plaza - Theatre Office             27950      Kansas City           (4)              242          2,179
Country Club Plaza - Time Office                27960      Kansas City           (4)              199          1,792
Brookside Shopping Center                       26850      Kansas City                          2,002          8,602
Colonial Shops                                  26880      Kansas City                            138            550
Retail Ground Leases                           6950/40     Kansas City                          1,061              -
Red Bridge Shops                                27080      Kansas City                          1,091          4,364
Neptune Apartments                              27320      Kansas City              4,212       1,073          6,079
Parklane                                        27330      Kansas City                            273          1,548
Wornall Road Apartments                         27400      Kansas City                             30            171
4900 Main                                       27410      Kansas City                                        12,809
63rd & Brookside                                27420      Kansas City                             71            283
Land - Missouri                                 27660      Kansas City                          3,305            190
Nichols Block Office                            27680      Kansas City           (4)               74            668
One Ward Parkway                                27720      Kansas City                            666          2,663
Park Plaza                                      27740      Kansas City           (4)            1,352          5,409
Parkway Building                                27770      Kansas City                            395          1,578
Somerset                                        27920      Kansas City                             30            122
Two Brush Creek                                 27940      Kansas City                            961          3,845
Valencia Place Office                           27970      Kansas City           (4)            1,530         27,548
Alameda Towers                                  60220      Kansas City                              -            231
KC Residential                                  60270      Kansas City                            553              -

MEMPHIS, TN
Atrium I & II                                   22810        Memphis                            1,530          6,121
Centrum                                         22820        Memphis                            1,013          5,488
The Colonnade                                   22830        Memphis                            1,300          7,994
Hickory Hill Medical Plaza                      22840        Memphis                              398          2,256

                                               COST CAPITALIZED SUBSEQUENT    GROSS AMOUNT AT WHICH
                                                   TO ACQUISTION            CARRIED AT CLOSE OF PERIOD
                                               ---------------------------  --------------------------
                                                              BUILDING &                  BUILDING &
                    DESCRIPTION                   LAND       IMPROVEMENTS     LAND       IMPROVEMENTS
---------------------------------------------  ----------   --------------  ----------  --------------
9A Land                                            (4,446)               -           -               -
Belfort Park VI - Land                               (355)               -         125               -
Belfort Park VII - Land                                 -                -       1,858               -

SHAWNEE MISSION, KS
Corinth Square North Shops                              -              761       2,693          11,533
Corinth Shops South                                     -              293       1,043           4,465
Fairway Shops                                           -              565         673           3,259
Prairie Village Rest & Bank                             -            1,372           -           1,372
Prairie Village Shops                                   -            3,180       3,289          16,337
Shannon Valley Shopping Center                          -            2,107       1,669           8,785
Brymar Building                                      (329)          (1,317)          -               -
Corinth Executive Building                              -              697         514           2,751
Corinth Office Building                                 -              374         529           2,490
Fairway North                                           -              673         753           3,686
Fairway West                                            -              495         851           3,897
Land - Kansas                                           -                -      11,853               -
Nichols Building                                        -              253         490           2,212
Prairie Village Office Center                           -              589         749           3,586

KANSAS CITY, MO
Country Club Plaza - 48th & Penn                        -            2,114         418           5,850
Country Club Plaza - Balcony Retail                     -            4,831         889          12,833
Country Club Plaza - Retail                                                          -             433
Country Club Plaza - Court of the Penguins              -            2,641         566           7,732
Country Club Plaza - Esplanade Retail                   -            3,755         748          10,489
Country Club Plaza - Halls Block                        -              822         275           3,300
Country Club Plaza - Macy Block                         -            1,617         504           6,153
Country Club Plaza - Millcreek Retail                   -            2,759         602           8,181
Country Club Plaza - Nichols Retail                     -            1,802         600           7,204
Country Club Plaza - Plaza Central                      -            2,020         405           5,669
Country Club Plaza - Savings South                      -            3,124         357           6,335
Country Club Plaza - Granada Shops                                     513           -           4,558
Country Club Plaza - Seville Shops West                 -           12,607         300          15,303
Country Club Plaza - Seville Square                     -            1,879           -          22,852
Country Club Plaza - Swanson Block                      -            3,054         949          11,591
Country Club Plaza - Theatre Retail                     -            6,524       1,197          17,293
Country Club Plaza - Time Retail                        -            8,101       1,292          19,728
Country Club Plaza - Triangle Block                     -            1,374         308           4,145
Country Club Plaza - Valencia Place Retail            441           15,300         441          17,545
Country Club Plaza - Balcony Office                     -              255          65             840
Country Club Plaza - Esplanade Office                   -              109         375           3,483
Country Club Plaza - Millcreek Office                   -              215          79             932
Country Club Plaza - Theatre Office                     -              654         242           2,833
Country Club Plaza - Time Office                        -              528         199           2,320
Brookside Shopping Center                             154            1,223       2,156           9,825
Colonial Shops                                          -              176         138             726
Retail Ground Leases                                    -                -       1,061               -
Red Bridge Shops                                   (1,091)          (4,364)          -               -
Neptune Apartments                                      -              380       1,073           6,459
Parklane                                                -              169         273           1,717
Wornall Road Apartments                                 -               23          30             194
4900 Main                                                          (12,809)          -               -
63rd & Brookside                                        -               48          71             331
Land - Missouri                                    (1,343)               -       1,962             190
Nichols Block Office                                    -               87          74             755
One Ward Parkway                                        -            2,136         666           4,799
Park Plaza                                                           1,818       1,352           7,227
Parkway Building                                        -              724         395           2,302
Somerset                                                -                -          30             122
Two Brush Creek                                         -              877         961           4,722
Valencia Place Office                                   -            9,011       1,530          36,559
Alameda Towers                                          -                -           -             231
KC Residential                                          -                -         553               -

MEMPHIS, TN
Atrium I & II                                          40              660       1,570           6,781
Centrum                                                 -              391       1,013           5,879
The Colonnade                                           -               20       1,300           8,014
Hickory Hill Medical Plaza                              -              131         398           2,387

                                                                                          LIFE ON
                                                                                           WHICH
                                                            ACCUMULATED     DATE OF     DEPRECIATION
                    DESCRIPTION                  TOTAL      DEPRECIATION  CONSTRUCTION   IS COMPUTED
---------------------------------------------  -----------  ------------  ------------  ------------
9A Land                                                  -             -       N/A          N/A
Belfort Park VI - Land                                 125             -       N/A          N/A
Belfort Park VII - Land                              1,858             -       N/A          N/A

SHAWNEE MISSION, KS
Corinth Square North Shops                          14,226         1,326      1962       5-40 yrs.
Corinth Shops South                                  5,508           499      1953       5-40 yrs.
Fairway Shops                                        3,932           397      1940       5-40 yrs.
Prairie Village Rest & Bank                          1,372            97      1948       5-40 yrs.
Prairie Village Shops                               19,626         1,987      1948       5-40 yrs.
Shannon Valley Shopping Center                      10,454         1,196      1988       5-40 yrs.
Brymar Building                                          -             -      1968       5-40 yrs.
Corinth Executive Building                           3,265           430      1973       5-40 yrs.
Corinth Office Building                              3,019           307      1960       5-40 yrs.
Fairway North                                        4,439           571      1985       5-40 yrs.
Fairway West                                         4,748           650      1983       5-40 yrs.
Land - Kansas                                       11,853             -       N/A          N/A
Nichols Building                                     2,702           329      1978       5-40 yrs.
Prairie Village Office Center                        4,335           482      1960       5-40 yrs.

KANSAS CITY, MO
Country Club Plaza - 48th & Penn                     6,268           795      1948       5-40 yrs.
Country Club Plaza - Balcony Retail                 13,722         1,516      1925       5-40 yrs.
Country Club Plaza - Retail                            433            34       N/A
Country Club Plaza - Court of the Penguins           8,298           939      1945       5-40 yrs.
Country Club Plaza - Esplanade Retail               11,237         1,261      1928       5-40 yrs.
Country Club Plaza - Halls Block                     3,575           369      1964       5-40 yrs.
Country Club Plaza - Macy Block                      6,657           668      1926       5-40 yrs.
Country Club Plaza - Millcreek Retail                8,783         1,142      1920       5-40 yrs.
Country Club Plaza - Nichols Retail                  7,804           800      1930       5-40 yrs.
Country Club Plaza - Plaza Central                   6,074           856      1958       5-40 yrs.
Country Club Plaza - Savings South                   6,692           727      1948       5-40 yrs.
Country Club Plaza - Granada Shops                   4,558            54      2002       5-40 yrs.
Country Club Plaza - Seville Shops West             15,603         1,640      1999       5-40 yrs.
Country Club Plaza - Seville Square                 22,852         1,911      1999       5-40 yrs.
Country Club Plaza - Swanson Block                  12,540         1,278      1967       5-40 yrs.
Country Club Plaza - Theatre Retail                 18,490         2,130      1928       5-40 yrs.
Country Club Plaza - Time Retail                    21,020         1,909      1929       5-40 yrs.
Country Club Plaza - Triangle Block                  4,453           525      1925       5-40 yrs.
Country Club Plaza - Valencia Place Retail          17,986         1,301      1999       5-40 yrs.
Country Club Plaza - Balcony Office                    905           137      1928       5-40 yrs.
Country Club Plaza - Esplanade Office                3,858           397      1945       5-40 yrs.
Country Club Plaza - Millcreek Office                1,011           139      1925       5-40 yrs.
Country Club Plaza - Theatre Office                  3,075           380      1928       5-40 yrs.
Country Club Plaza - Time Office                     2,519           313      1945       5-40 yrs.
Brookside Shopping Center                           11,981         1,293      1919       5-40 yrs.
Colonial Shops                                         864           155      1907       5-40 yrs.
Retail Ground Leases                                 1,061             -       N/A          N/A
Red Bridge Shops                                         -             -      1959       5-40 yrs.
Neptune Apartments                                   7,532           803      1988       5-40 yrs.
Parklane                                             1,990           190      1924       5-40 yrs.
Wornall Road Apartments                                224            22      1918       5-40 yrs.
4900 Main                                                -             -      1986       5-40 yrs.
63rd & Brookside                                       402            44      1919       5-40 yrs.
Land - Missouri                                      2,152            21       N/A       5-40 yrs.
Nichols Block Office                                   829           128      1938       5-40 yrs.
One Ward Parkway                                     5,465           639      1980       5-40 yrs.
Park Plaza                                           8,579           878      1983       5-40 yrs.
Parkway Building                                     2,697           339    1906-1910    5-40 yrs.
Somerset                                               152            14      1998       5-40 yrs.
Two Brush Creek                                      5,683           581      1983       5-40 yrs.
Valencia Place Office                               38,089         3,195      1999       5-40 yrs.
Alameda Towers                                         231             -       N/A          N/A
KC Residential                                         553             -       N/A          N/A

MEMPHIS, TN
Atrium I & II                                        8,351         1,129      1984       5-40 yrs.
Centrum                                              6,892           910      1979       5-40 yrs.
The Colonnade                                        9,314         1,685      1998       5-40 yrs.
Hickory Hill Medical Plaza                           2,785           407      1988       5-40 yrs.

                                                                                                INITIAL COST
                                                                                           ------------------------
                                                                                2002                     BUILDING &
                    DESCRIPTION                  JDE           CITY         ENCUMBERANCE      LAND      IMPROVEMENTS
---------------------------------------------  -------  -----------------  --------------  ----------  -------------
3400 Players Club Parkway                       22850        Memphis             (5)            1,005          5,515
International Place II                          22860        Memphis                            4,847         27,469
International Place 3                                        Memphis                                -         25,761
6000 Poplar Ave                                 28290        Memphis                            2,340         11,385
6060 Poplar Ave                                 28300        Memphis                            1,980          8,677
Shadow Creek I                                  28310        Memphis                              973          5,493
Shadow Creek II                                 28650        Memphis                              723          6,041
Southwind Office Center A                       22890        Memphis                              996          5,643
Southwind Office Center B                       22900        Memphis                            1,356          7,684
Southwind Office Center C                       22920        Memphis             (5)            1,070          5,924
Southwind Office Center D                       22910        Memphis                              744          6,232

NORFOLK, VA
Greenbrier Business Center                      22570        Norfolk                              936          5,305

NASHVILLE, TN
Eakin & Smith                                   11140       Nashville                           2,692         11,914
3322 West End                                   22930       Nashville                           3,021         27,266
3401 Westend                                    22940       Nashville                           6,103         23,343
5310 Maryland Way                               22950       Nashville                           1,923          7,360
Hickory Trace                                   22960       Nashville                           1,164          4,321
SouthPointe                                     22970       Nashville                           1,655          9,059
BNA Corporate Center                            22980       Nashville                               -         22,588
Caterpillar Financial Center                    22990       Nashville                           5,120         31,553
Century City Plaza I                            23000       Nashville                             903          3,612
Cool Springs II                                 23020       Nashville                           2,285         15,535
Cool Springs I                                  23030       Nashville                           1,983         13,854
Eastpark I, II, & III                           23040       Nashville                           3,137         11,842
Highwoods Plaza I                               23090       Nashville                           1,772          9,029
Highwoods Plaza II                              23100       Nashville                           1,448          6,948
Harpeth on the Green II                         23110       Nashville                           1,419          5,677
Harpeth on the Green III                        23120       Nashville                           1,658          6,633
Harpeth on the Green IV                         23130       Nashville                           1,709          6,835
Harpeth on The Green V                          23140       Nashville                             662          5,771
Lakeview Ridge I                                23150       Nashville                           2,179          7,545
Lakeview Ridge II                               23160       Nashville                             605          5,883
Lakeview Ridge III                              23170       Nashville                           1,073          9,708
The Ramparts at Brentwood                       28320       Nashville                           2,394         12,806
Seven Springs - Land I                          28500       Nashville                           3,115              -
Seven Springs - Land  II                        28620       Nashville                           3,216              -
Seven Springs I                                 28630       Nashville                           2,076         10,667
Sparrow Building                                23190       Nashville                           1,262          5,047
Winners Circle                                  23210       Nashville                           1,495          7,072
Westwood South                                  23220       Nashville                           2,106         10,517

ORLANDO, FL
Sunport Center                                  23230        Orlando                            1,505          9,777
Oakridge Office Park                            23240        Orlando                            4,700         18,761
Lake Mary Land                                               Orlando                            6,365              -
In Charge Institute                             23380        Orlando                              501          2,085
Metrowest Center                                23390        Orlando                            1,344          7,618
MetroWest Land                                  23470        Orlando                            3,112              -
Capital Plaza III                               23520        Orlando                            2,977              -
Interlachen Village                             23560        Orlando                              900          2,689

RESEARCH TRIANGLE, NC
Blue Ridge II                                   23600   Research Triangle                         462          1,485
Blue Ridge I                                    23610   Research Triangle                         722          4,538
3600 Glenwood Avenue                            23640   Research Triangle                           -         10,994
3645 Trust Drive - One North Commerce Center    23650   Research Triangle                         520          2,949
3737 Glenwood Avenue                            23660   Research Triangle                           -         15,889
4401 Research Commons                           23720   Research Triangle                       1,249          8,929
4800 North Park                                 23740   Research Triangle                       2,678         17,673
4900 North Park                                 23750   Research Triangle           1,207         770          1,989
5000 North Park                                 23760   Research Triangle        (5)            1,010          4,697
5200 Greens Dairy-One North Commerce Center     23770   Research Triangle                         169            959
5220 Greens Dairy-One North Commerce Center     23780   Research Triangle                         382          2,165
801 Corporate Center                            28520   Research Triangle                         828          7,672

                                               COST CAPITALIZED SUBSEQUENT    GROSS AMOUNT AT WHICH
                                                   TO ACQUISTION            CARRIED AT CLOSE OF PERIOD
                                               ---------------------------  --------------------------
                                                              BUILDING &                  BUILDING &
                    DESCRIPTION                   LAND       IMPROVEMENTS     LAND       IMPROVEMENTS
---------------------------------------------  ----------   --------------  ----------  --------------
3400 Players Club Parkway                               -               13       1,005           5,528
International Place II                                  -            1,313       4,847          28,782
International Place 3                                   -          (25,761)          -               -
6000 Poplar Ave                                         -              382       2,340          11,767
6060 Poplar Ave                                         -              357       1,980           9,034
Shadow Creek I                                          -            1,892         973           7,385
Shadow Creek II                                        11              445         734           6,486
Southwind Office Center A                               -              369         996           6,012
Southwind Office Center B                               -              449       1,356           8,133
Southwind Office Center C                               -                -       1,070           5,924
Southwind Office Center D                               -              (35)        744           6,197

NORFOLK, VA
Greenbrier Business Center                              -              177         936           5,482

NASHVILLE, TN
Eakin & Smith                                                                    2,692          11,914
3322 West End                                           4            1,851       3,025          29,117
3401 Westend                                       (1,224)            (260)      4,879          23,083
5310 Maryland Way                                    (368)          (1,036)      1,555           6,324
Hickory Trace                                           -            1,741       1,164           6,062
SouthPointe                                             -              203       1,655           9,262
BNA Corporate Center                                    -           (1,091)          -          21,497
Caterpillar Financial Center                       (5,120)         (31,553)          -               -
Century City Plaza I                                    -              732         903           4,344
Cool Springs II                                         -            5,273       2,285          20,808
Cool Springs I                                          -            1,345       1,983          15,199
Eastpark I, II, & III                                (766)             (10)      2,371          11,832
Highwoods Plaza I                                       -              246       1,772           9,275
Highwoods Plaza II                                      -            1,674       1,448           8,622
Harpeth on the Green II                                 1              868       1,420           6,545
Harpeth on the Green III                                2              639       1,660           7,272
Harpeth on the Green IV                                 5              975       1,714           7,810
Harpeth on The Green V                                  -               39         662           5,810
Lakeview Ridge I                                     (411)          (1,012)      1,768           6,533
Lakeview Ridge II                                       -              (24)        605           5,859
Lakeview Ridge III                                      -            2,100       1,073          11,808
The Ramparts at Brentwood                               -              487       2,394          13,293
Seven Springs - Land I                                  -                -       3,115               -
Seven Springs - Land  II                                -                -       3,216               -
Seven Springs I                                         -              569       2,076          11,236
Sparrow Building                                        -              331       1,262           5,378
Winners Circle                                          2              701       1,497           7,773
Westwood South                                          -              701       2,106          11,218

ORLANDO, FL
Sunport Center                                          -              205       1,505           9,982
Oakridge Office Park                               (4,700)         (18,761)          -               -
Lake Mary Land                                          -                -       6,365               -
In Charge Institute                                     -              710         501           2,795
Metrowest Center                                        -              999       1,344           8,617
MetroWest Land                                          -                -       3,112               -
Capital Plaza III                                       -                -       2,977               -
Interlachen Village                                     -             (306)        900           2,383

RESEARCH TRIANGLE, NC
Blue Ridge II                                           -              221         462           1,706
Blue Ridge I                                            -            1,251         722           5,789
3600 Glenwood Avenue                                    -                -           -          10,994
3645 Trust Drive - One North Commerce Center          268              842         788           3,791
3737 Glenwood Avenue                                    -            2,423           -          18,312
4401 Research Commons                                   -            6,607       1,249          15,536
4800 North Park                                         -            1,443       2,678          19,116
4900 North Park                                         -              574         770           2,563
5000 North Park                                         -            2,691       1,010           7,388
5200 Greens Dairy-One North Commerce Center             -              170         169           1,129
5220 Greens Dairy-One North Commerce Center             -              318         382           2,483
801 Corporate Center                                    -              955         828           8,627


                                                                                          LIFE ON
                                                                                           WHICH
                                                            ACCUMULATED     DATE OF     DEPRECIATION
                    DESCRIPTION                  TOTAL      DEPRECIATION  CONSTRUCTION   IS COMPUTED
---------------------------------------------  -----------  ------------  ------------  ------------
3400 Players Club Parkway                            6,533         1,494      1997       5-40 yrs.
International Place II                              33,629         5,279      1988       5-40 yrs.
International Place 3                                    -             -      2001       5-40 yrs.
6000 Poplar Ave                                     14,107           681      1985       5-40 yrs.
6060 Poplar Ave                                     11,014           484      1987       5-40 yrs.
Shadow Creek I                                       8,358           674      2000       5-40 yrs.
Shadow Creek II                                      7,220           104      2001       5-40 yrs.
Southwind Office Center A                            7,008         1,080      1991       5-40 yrs.
Southwind Office Center B                            9,489         1,503      1990       5-40 yrs.
Southwind Office Center C                            6,994           958      1998       5-40 yrs.
Southwind Office Center D                            6,941         1,101      1999       5-40 yrs.

NORFOLK, VA
Greenbrier Business Center                           6,418           904      1984       5-40 yrs.

NASHVILLE, TN
Eakin & Smith                                       14,606         2,086      1999       5-40 yrs.
3322 West End                                       32,142         2,325      1986       5-40 yrs.
3401 Westend                                        27,962         4,739      1982       5-40 yrs.
5310 Maryland Way                                    7,879         1,059      1994       5-40 yrs.
Hickory Trace                                        7,226           241       N/A          N/A
SouthPointe                                         10,917         2,423      1998       5-40 yrs.
BNA Corporate Center                                21,497         4,010      1985       5-40 yrs.
Caterpillar Financial Center                             -             -      1999       5-40 yrs.
Century City Plaza I                                 5,247           962      1987       5-40 yrs.
Cool Springs II                                     23,093           981       N/A          N/A
Cool Springs I                                      17,182         2,994      1999       5-40 yrs.
Eastpark I, II, & III                               14,203         2,425      1978       5-40 yrs.
Highwoods Plaza I                                   11,047         2,583      1996       5-40 yrs.
Highwoods Plaza II                                  10,070         2,663      1997       5-40 yrs.
Harpeth on the Green II                              7,965         1,226      1984       5-40 yrs.
Harpeth on the Green III                             8,932         1,290      1987       5-40 yrs.
Harpeth on the Green IV                              9,524         1,594      1989       5-40 yrs.
Harpeth on The Green V                               6,472         1,543      1998       5-40 yrs.
Lakeview Ridge I                                     8,301         1,096      1986       5-40 yrs.
Lakeview Ridge II                                    6,464         1,711      1998       5-40 yrs.
Lakeview Ridge III                                  12,881         1,796      1999       5-40 yrs.
The Ramparts at Brentwood                           15,687           895      1986       5-40 yrs.
Seven Springs - Land I                               3,115             -       N/A          N/A
Seven Springs - Land  II                             3,216             -       N/A          N/A
Seven Springs I                                     13,312            47      2002
Sparrow Building                                     6,640           859      1982       5-40 yrs.
Winners Circle                                       9,270         1,131      1987       5-40 yrs.
Westwood South                                      13,324         1,931      1999       5-40 yrs.

ORLANDO, FL
Sunport Center                                      11,487         1,397      1990       5-40 yrs.
Oakridge Office Park                                     -             -   1966-1992     -40 yrs.
Lake Mary Land                                       6,365             -       N/A          N/A
In Charge Institute                                  3,296           307      2000       5-40 yrs.
Metrowest Center                                     9,961         1,410      1988       5-40 yrs.
MetroWest Land                                       3,112             -       N/A          N/A
Capital Plaza III                                    2,977             -       N/A          N/A
Interlachen Village                                  3,283           370      1987       5-40 yrs.

RESEARCH TRIANGLE, NC
Blue Ridge II                                        2,168           661      1988       5-40 yrs.
Blue Ridge I                                         6,511         1,646      1982       5-40 yrs.
3600 Glenwood Avenue                                10,994         1,591      1986       5-40 yrs.
3645 Trust Drive - One North Commerce Center         4,579           601      1984       5-40 yrs.
3737 Glenwood Avenue                                18,312         2,008      1999       5-40 yrs.
4401 Research Commons                               16,785         6,146      1987       5-40 yrs.
4800 North Park                                     21,794         4,371      1985       5-40 yrs.
4900 North Park                                      3,333           667      1984       5-40 yrs.
5000 North Park                                      8,398         2,018      1980       5-40 yrs.
5200 Greens Dairy-One North Commerce Center          1,298           227      1984       5-40 yrs.
5220 Greens Dairy-One North Commerce Center          2,865           531      1984       5-40 yrs.
801 Corporate Center                                 9,455           191      2002       5-40 yrs.

                                                                                                INITIAL COST
                                                                                           ------------------------
                                                                                2002                     BUILDING &
                    DESCRIPTION                  JDE           CITY         ENCUMBERANCE      LAND      IMPROVEMENTS
---------------------------------------------  -------  -----------------  --------------  ----------  -------------
Amica                                           23810   Research Triangle                         289          1,517
Arrowwood                                       23820   Research Triangle                         955          3,406
Aspen Building                                  23830   Research Triangle                         560          2,088
4300 Six Forks Road                             23850   Research Triangle                           -         15,504
Cedar East                                      23880   Research Triangle                         563          2,491
Cedar West                                      23890   Research Triangle                         563          2,475
CentreGreen One - Weston                        28200   Research Triangle                       1,648          7,133
CentreGreen Two - Weston                        28440   Research Triangle                       1,667          7,478
CentreGreen Three Land - Weston                 28690   Research Triangle                       1,955              -
CentreGreen Four                                28510   Research Triangle                       1,694          7,984
CentreGreen Five Land - Weston                  28680   Research Triangle                       3,133              -
Inveresk Land Parcel 2                          23900   Research Triangle                         657              -
Inveresk Land Parcel 3                          23910   Research Triangle                         548              -
Cape Fear                                       23950   Research Triangle                         131              -
Creekstone Crossings                            23960   Research Triangle                         728          3,841
Catawba                                         23980   Research Triangle                         125          1,635
Cottonwood                                      23990   Research Triangle                         609          3,253
Cypress                                         24000   Research Triangle                         567          1,729
Dogwood                                         24010   Research Triangle                         766          2,777
EPA Annex                                       24020   Research Triangle                       2,601         10,920
Global Software                                 24040   Research Triangle        (5)              465          7,471
GlenLake Bldg I                                 28660   Research Triangle                       1,205         18,288
Hawthorn                                        24050   Research Triangle                         904          3,782
Pulse Athletic Club at Highwoods                24060   Research Triangle                         142            524
Holiday Inn Reservations Center                 24070   Research Triangle                         867          2,735
Healthsource                                    24090   Research Triangle                       1,294         10,593
Highwoods Tower One                             24100   Research Triangle        (5)              203         16,914
Highwoods Tower Two                             24110   Research Triangle                         365         20,164
Highwoods Centre-Weston                         24120   Research Triangle                         532          7,902
Ironwood                                        24130   Research Triangle                         319          1,276
Kaiser                                          24140   Research Triangle                         133          3,625
Laurel                                          24150   Research Triangle                         884          2,524
Highwoods Office Center North Land              24170   Research Triangle                         355             49
Highwoods Office Center South Land              24180   Research Triangle                       2,409              -
Leatherwood                                     24190   Research Triangle                         213            851
Maplewood                                       24210   Research Triangle                         149          2,928
Northpark - Wake Forest                         24240   Research Triangle                         405              -
Northpark Land - Wake Forest                    24250   Research Triangle                       1,596              -
ParkWest One - Weston                           28450   Research Triangle                         374          2,938
ParkWest Two - Weston                           28460   Research Triangle                         488          2,642
ParkWest Three - Land - Weston                  28470   Research Triangle                         510              -
Phase I - One North Commerce Center             24260   Research Triangle                         768          4,353
W Building - One North Commerce Center          24270   Research Triangle                       1,163          6,592
Overlook                                        24280   Research Triangle                         398         10,401
Pamlico                                         24290   Research Triangle                         269              -
Raleigh Corp Center Lot D                       24320   Research Triangle                       1,211              -
Red Oak                                         24330   Research Triangle                         389          6,086
Rexwoods Center I                               24350   Research Triangle        (3)              775              -
Rexwoods Center II                              24360   Research Triangle                         355              -
Rexwoods Center III                             24370   Research Triangle                         886              -
Rexwoods Center IV                              24380   Research Triangle        (3)              586              -
Rexwoods Center V                               24390   Research Triangle        (5)            1,301          5,979
Riverbirch                                      24400   Research Triangle        (5)              448              -
Six Forks Center I                              24430   Research Triangle                         666          2,663
Six Forks Center II                             24440   Research Triangle                       1,086          4,345
Six Forks Center III                            24450   Research Triangle        (5)              862          4,411
Smoketree Tower                                 24460   Research Triangle                       2,353         11,802
South Square I                                  24470   Research Triangle                         606          3,785
South Square II                                 24480   Research Triangle                         525          4,710
Sycamore                                        24490   Research Triangle        (5)              255          5,830
WESPEC - Tract 3                                60030   Research Triangle                       2,008              -
Weston Tract 5C                                 60040   Research Triangle                       2,789              -
Weston Oaks Court                               60050   Research Triangle                       2,257              -
Weston Commons Tract 2B                         60060   Research Triangle                         928              -
Weston Commons Tract 5A                         60070   Research Triangle                       1,148              -
Weston Commons Tract 6C                         60080   Research Triangle                         651              -
Day Tract Residential                           60200   Research Triangle                       7,575              -
Weston  - Land                                  24540   Research Triangle                         436              -
Weston Tract - 6B                               28530   Research Triangle                       2,355              -
Weston Tract - 6A                               28540   Research Triangle                       1,521              -

                                               COST CAPITALIZED SUBSEQUENT    GROSS AMOUNT AT WHICH
                                                   TO ACQUISTION            CARRIED AT CLOSE OF PERIOD
                                               ---------------------------  --------------------------
                                                              BUILDING &                  BUILDING &
                    DESCRIPTION                   LAND       IMPROVEMENTS     LAND       IMPROVEMENTS
---------------------------------------------  ----------   --------------  ----------  --------------
Amica                                                (289)          (1,517)          -               -
Arrowwood                                            (955)          (3,406)          -               -
Aspen Building                                          -              779         560           2,867
4300 Six Forks Road                                     -            4,321           -          19,825
Cedar East                                              -              578         563           3,069
Cedar West                                              -              844         563           3,319
CentreGreen One - Weston                                -            2,268       1,648           9,401
CentreGreen Two - Weston                                -            1,957       1,667           9,435
CentreGreen Three Land - Weston                         -                -       1,955               -
CentreGreen Four                                        -                4       1,694           7,988
CentreGreen Five Land - Weston                          -                -       3,133               -
Inveresk Land Parcel 2                                  -                -         657               -
Inveresk Land Parcel 3                                  -                -         548               -
Cape Fear                                               -            2,883         131           2,883
Creekstone Crossings                                    -              370         728           4,211
Catawba                                                 -            2,582         125           4,217
Cottonwood                                              -               68         609           3,321
Cypress                                                 -              474         567           2,203
Dogwood                                                 -              632         766           3,409
EPA Annex                                               -          (10,920)      2,601               -
Global Software                                         -              163         465           7,634
GlenLake Bldg I                                         -              561       1,205          18,849
Hawthorn                                                -              710         904           4,492
Pulse Athletic Club at Highwoods                        -            2,516         142           3,040
Holiday Inn Reservations Center                         -              135         867           2,870
Healthsource                                           10            1,696       1,304          12,289
Highwoods Tower One                                     -            1,056         203          17,970
Highwoods Tower Two                                     -            4,139         365          24,303
Highwoods Centre-Weston                                 -             (124)        532           7,778
Ironwood                                                -              481         319           1,757
Kaiser                                                  -              935         133           4,560
Laurel                                                  -              956         884           3,480
Highwoods Office Center North Land                      -                1         355              50
Highwoods Office Center South Land                      -                -       2,409               -
Leatherwood                                             -              633         213           1,484
Maplewood                                               -              697         149           3,625
Northpark - Wake Forest                                93            4,032         498           4,032
Northpark Land - Wake Forest                                             -       1,596               -
ParkWest One - Weston                                   4            1,164         378           4,102
ParkWest Two - Weston                                   4              743         492           3,385
ParkWest Three - Land - Weston                          -                -         510               -
Phase I - One North Commerce Center                     -            1,651         768           6,004
W Building - One North Commerce Center                  -            2,062       1,163           8,654
Overlook                                                -              670         398          11,071
Pamlico                                                20           11,087         289          11,087
Raleigh Corp Center Lot D                                                -       1,211               -
Red Oak                                                 -              632         389           6,718
Rexwoods Center I                                     103            4,123         878           4,123
Rexwoods Center II                                      7            1,904         362           1,904
Rexwoods Center III                                    34            3,112         920           3,112
Rexwoods Center IV                                      -            3,774         586           3,774
Rexwoods Center V                                       -              166       1,301           6,145
Riverbirch                                             21            4,611         469           4,611
Six Forks Center I                                      -              677         666           3,340
Six Forks Center II                                     -            1,240       1,086           5,585
Six Forks Center III                                    -              668         862           5,079
Smoketree Tower                                         -            2,355       2,353          14,157
South Square I                                          -            1,278         606           5,063
South Square II                                         -              531         525           5,241
Sycamore                                                -              175         255           6,005
WESPEC - Tract 3                                        -                -       2,008               -
Weston Tract 5C                                         -                -       2,789               -
Weston Oaks Court                                       -                -       2,257               -
Weston Commons Tract 2B                                 -                -         928               -
Weston Commons Tract 5A                                 -                -       1,148               -
Weston Commons Tract 6C                                 -                -         651               -
Day Tract Residential                                   -                -       7,575               -
Weston  - Land                                          -                -         436               -
Weston Tract - 6B                                       -                -       2,355               -
Weston Tract - 6A                                       -                -       1,521               -

                                                                                          LIFE ON
                                                                                           WHICH
                                                            ACCUMULATED     DATE OF     DEPRECIATION
                    DESCRIPTION                  TOTAL      DEPRECIATION  CONSTRUCTION   IS COMPUTED
---------------------------------------------  -----------  ------------  ------------  ------------
Amica                                                    -             -      1983       5-40 yrs.
Arrowwood                                                -             -      1979       5-40 yrs.
Aspen Building                                       3,427           855      1980       5-40 yrs.
4300 Six Forks Road                                 19,825         2,442      1995       5-40 yrs.
Cedar East                                           3,632           840      1981       5-40 yrs.
Cedar West                                           3,882         1,062      1981       5-40 yrs.
CentreGreen One - Weston                            11,049         1,065      2000       5-40 yrs.
CentreGreen Two - Weston                            11,102           457      2001       5-40 yrs.
CentreGreen Three Land - Weston                      1,955             -       N/A          N/A
CentreGreen Four                                     9,682            50      2002
CentreGreen Five Land - Weston                       3,133             -       N/A          N/A
Inveresk Land Parcel 2                                 657             -       N/A          N/A
Inveresk Land Parcel 3                                 548             -       N/A          N/A
Cape Fear                                            3,014         1,994      1979       5-40 yrs.
Creekstone Crossings                                 4,939           857      1990       5-40 yrs.
Catawba                                              4,342         1,411      1980       5-40 yrs.
Cottonwood                                           3,930           730      1983       5-40 yrs.
Cypress                                              2,770           656      1980       5-40 yrs.
Dogwood                                              4,175           605      1983       5-40 yrs.
EPA Annex                                            2,601             -      1966       5-40 yrs.
Global Software                                      8,099         2,393      1996       5-40 yrs.
GlenLake Bldg I                                     20,054           136      2002       5-40 yrs.
Hawthorn                                             5,396         2,408      1987       5-40 yrs.
Pulse Athletic Club at Highwoods                     3,182           694      1998       5-40 yrs.
Holiday Inn Reservations Center                      3,737           646      1984       5-40 yrs.
Healthsource                                        13,593         2,471      1996       5-40 yrs.
Highwoods Tower One                                 18,173         5,579      1991       5-40 yrs.
Highwoods Tower Two                                 24,668         1,274      2001       5-40 yrs.
Highwoods Centre-Weston                              8,310         1,573      1998       5-40 yrs.
Ironwood                                             2,076           577      1978       5-40 yrs.
Kaiser                                               4,693         2,165      1988       5-40 yrs.
Laurel                                               4,364           876      1982       5-40 yrs.
Highwoods Office Center North Land                     405            19       N/A          N/A
Highwoods Office Center South Land                   2,409             -       N/A          N/A
Leatherwood                                          1,697           532      1979       5-40 yrs.
Maplewood                                            3,774           294       N/A       5-40 yrs.
Northpark - Wake Forest                              4,530           957      1997       5-40 yrs.
Northpark Land - Wake Forest                         1,596             -       N/A          N/A
ParkWest One - Weston                                4,480           243      2001       5-40 yrs.
ParkWest Two - Weston                                3,877           275      2001       5-40 yrs.
ParkWest Three - Land - Weston                         510             -       N/A          N/A
Phase I - One North Commerce Center                  6,772         1,061      1981       5-40 yrs.
W Building - One North Commerce Center               9,817         1,959      1983       5-40 yrs.
Overlook                                            11,469         1,989      1999       5-40 yrs.
Pamlico                                             11,376         4,348      1980       5-40 yrs.
Raleigh Corp Center Lot D                            1,211             -       N/A          N/A
Red Oak                                              7,107         1,191      1999       5-40 yrs.
Rexwoods Center I                                    5,001         1,387      1990       5-40 yrs.
Rexwoods Center II                                   2,266           491      1993       5-40 yrs.
Rexwoods Center III                                  4,032           891      1992       5-40 yrs.
Rexwoods Center IV                                   4,360         1,269      1995       5-40 yrs.
Rexwoods Center V                                    7,446         1,452      1998       5-40 yrs.
Riverbirch                                           5,080         1,909      1987       5-40 yrs.
Six Forks Center I                                   4,006           756      1982       5-40 yrs.
Six Forks Center II                                  6,671         1,173      1983       5-40 yrs.
Six Forks Center III                                 5,941         1,251      1987       5-40 yrs.
Smoketree Tower                                     16,510         3,855      1984       5-40 yrs.
South Square I                                       5,669         1,230      1988       5-40 yrs.
South Square II                                      5,766         1,263      1989       5-40 yrs.
Sycamore                                             6,260         1,672      1997       5-40 yrs.
WESPEC - Tract 3                                     2,008             -       N/A          N/A
Weston Tract 5C                                      2,789             -       N/A          N/A
Weston Oaks Court                                    2,257             -       N/A          N/A
Weston Commons Tract 2B                                928             -       N/A          N/A
Weston Commons Tract 5A                              1,148             -       N/A          N/A
Weston Commons Tract 6C                                651             -       N/A          N/A
Day Tract Residential                                7,575             -       N/A          N/A
Weston  - Land                                         436             -       N/A          N/A
Weston Tract - 6B                                    2,355             -       N/A          N/A
Weston Tract - 6A                                    1,521             -       N/A          N/A

                                                                                                INITIAL COST
                                                                                           ------------------------
                                                                                2002                     BUILDING &
                    DESCRIPTION                  JDE           CITY         ENCUMBERANCE      LAND      IMPROVEMENTS
---------------------------------------------  -------  -----------------  --------------  ----------  -------------
Weston Tract - 8A                               28550   Research Triangle                       2,415              -
Weston Tract - 6A2                              28570   Research Triangle                       2,088              -
Weston Tract - 8A                               28790   Research Triangle                       2,681              -
Weston Tract - 5B                               28800   Research Triangle                       2,424              -
WESPEC Tract 1                                  28810   Research Triangle                       1,543              -
WESPEC Tract 2E                                 28830   Research Triangle                         644              -
Willow Oak                                      24550   Research Triangle        (5)              458          4,685
Other Property                                  11180   Research Triangle

RICHMOND, VA
HDC Land Site - Parcel 6                        24560        Richmond                           1,275              -
Airport Center I                                             Richmond                             693          4,422
Airport Center II                                            Richmond                             336          2,772
Capital One Building I                          24590        Richmond                           1,278         10,690
Capital One Building II                         24600        Richmond                             477          3,946
Capital One Building III                        24610        Richmond                           1,278         11,515
Capital One Parking Deck                        24620        Richmond                               -          2,288
1309 E. Cary Street                             24630        Richmond                             171            685
4900 Cox Road                                   24640        Richmond                           1,324          5,305
Technology Park 1                               24650        Richmond                             541          2,166
Dominion Place - Pitts Parcel                   28720        Richmond                           1,084              -
East Shore I                                    24660        Richmond                               -          1,254
East Shore II                                   24670        Richmond                             907          6,662
East Shore III                                  24680        Richmond                               -          2,220
East Shore IV                                   28390        Richmond                           1,445              -
Grove Park I                                    24690        Richmond                             349          2,685
Grove Park II                                   24700        Richmond                             983              -
Grove Park Square                               60310        Richmond                           1,283              -
Highwoods Distribution Center                                Richmond                             523          5,699
HDC Land Site E - Parcel 3                      28760        Richmond                           1,804              -
HDC Land Site D - Parcel 4                      28770        Richmond                           1,721              -
HDC Land Site C - Parcel 5                      28780        Richmond                             942              -
Highwoods One                                   24720        Richmond            (5)            1,846          8,613
Highwoods Two                                   24730        Richmond                             785          5,170
Highwoods Five                                  24760        Richmond                             806          4,948
Sadler & Cox Land                               24770        Richmond                           1,755              -
Highwoods Plaza                                 24790        Richmond                             909          4,937
Highwoods Commons                               24800        Richmond                             547          4,342
Innsbrook Centre                                24810        Richmond                             914          6,768
Innslake Center                                 28560        Richmond                             844          4,730
Liberty Mutual                                  24820        Richmond               2,956       1,205          4,819
Mercer Plaza                                    24830        Richmond                           1,556         12,350
Markel American                                 24840        Richmond                           1,372          8,667
North Park                                      24850        Richmond                           2,163          8,659
North Shore Commons  A                          24860        Richmond                           1,344         10,447
North Shore Commons  B - Land                   24870        Richmond                           1,714              -
North Shore Commons  C - Land                   24880        Richmond                           1,698              -
North Shore Commons  D - Land                   28240        Richmond                 618       1,261              -
Hamilton Beach                                  24890        Richmond                           1,086          4,344
One Shockoe Plaza                               24910        Richmond                               -         19,324
Stony Point I                                   24930        Richmond                           1,384         11,445
Stony Point II                                  24940        Richmond                           2,224         10,949
Stony Point III                                 28430        Richmond                           1,190          8,131
Stony Point F Land                              24950        Richmond                           2,777              -
Technology Park 2                               24960        Richmond                             264          1,058
Vantage Place A                                 24980        Richmond                             203            811
Vantage Place B                                 24990        Richmond                             233            931
Vantage Place C                                 25000        Richmond                             235            940
Vantage Place D                                 25010        Richmond                             218            873
Vantage Pointe                                  25020        Richmond                           1,089          4,354
Waterfront Plaza                                25030        Richmond                             585          2,347
West Shore I                                    25040        Richmond                             358          1,431
West Shore II                                   25050        Richmond                             545          2,181
West Shore III                                  25060        Richmond                             961          3,601
Virginia Mutual                                 28250        Richmond                           1,301          6,034

SOUTH FLORIDA
The 1800 Eller Drive Building                   25080     South Florida                             -          9,724

                                               COST CAPITALIZED SUBSEQUENT    GROSS AMOUNT AT WHICH
                                                   TO ACQUISTION            CARRIED AT CLOSE OF PERIOD
                                               ---------------------------  --------------------------
                                                              BUILDING &                  BUILDING &
                    DESCRIPTION                   LAND       IMPROVEMENTS     LAND       IMPROVEMENTS
---------------------------------------------  ----------   --------------  ----------  --------------
Weston Tract - 8A                                       -                -       2,415               -
Weston Tract - 6A2                                      -                -       2,088               -
Weston Tract - 8A                                       -                -       2,681               -
Weston Tract - 5B                                       -                -       2,424               -
WESPEC Tract 1                                          -                -       1,543               -
WESPEC Tract 2E                                        19                -         663               -
Willow Oak                                              -            1,875         458           6,560
Other Property                                          -           10,387           -          10,387

RICHMOND, VA
HDC Land Site - Parcel 6                                -                -       1,275               -
Airport Center I                                        -                -         693           4,422
Airport Center II                                       -                -         336           2,772
Capital One Building I                                  -              322       1,278          11,012
Capital One Building II                                 -              248         477           4,194
Capital One Building III                                -             (169)      1,278          11,346
Capital One Parking Deck                                -              141           -           2,429
1309 E. Cary Street                                     -              100         171             785
4900 Cox Road                                           -              686       1,324           5,991
Technology Park 1                                       -              498         541           2,664
Dominion Place - Pitts Parcel                           -                -       1,084               -
East Shore I                                            -           (1,254)          -               -
East Shore II                                        (907)          (6,662)          -               -
East Shore III                                          -           (2,220)          -               -
East Shore IV                                           -                -       1,445               -
Grove Park I                                          364            3,189         713           5,874
Grove Park II                                        (983)               -           -               -
Grove Park Square                                       -                -       1,283               -
Highwoods Distribution Center                           -                -         523           5,699
HDC Land Site E - Parcel 3                              -                -       1,804               -
HDC Land Site D - Parcel 4                              -                -       1,721               -
HDC Land Site C - Parcel 5                              -                -         942               -
Highwoods One                                           -            2,268       1,846          10,881
Highwoods Two                                           -            1,287         785           6,457
Highwoods Five                                          -              945         806           5,893
Sadler & Cox Land                                                        -       1,755               -
Highwoods Plaza                                         -            1,228         909           6,165
Highwoods Commons                                     (26)             (42)        521           4,300
Innsbrook Centre                                        -              284         914           7,052
Innslake Center                                         -            1,802         844           6,532
Liberty Mutual                                          -              991       1,205           5,810
Mercer Plaza                                            -              124       1,556          12,474
Markel American                                         -              985       1,372           9,652
North Park                                              -              701       2,163           9,360
North Shore Commons  A                                  -            2,440       1,344          12,887
North Shore Commons  B - Land                           -                -       1,714               -
North Shore Commons  C - Land                           -                -       1,698               -
North Shore Commons  D - Land                           -                -       1,261               -
Hamilton Beach                                          -              483       1,086           4,827
One Shockoe Plaza                                       -           (3,885)          -          15,439
Stony Point I                                           -            1,584       1,384          13,029
Stony Point II                                          -            1,923       2,224          12,872
Stony Point III                                         -            2,221       1,190          10,352
Stony Point F Land                                      -                -       2,777               -
Technology Park 2                                       -              109         264           1,167
Vantage Place A                                         -              202         203           1,013
Vantage Place B                                         -              208         233           1,139
Vantage Place C                                         -              223         235           1,163
Vantage Place D                                         -              219         218           1,092
Vantage Pointe                                          -              755       1,089           5,109
Waterfront Plaza                                        -              783         585           3,130
West Shore I                                            -               83         358           1,514
West Shore II                                           -              144         545           2,325
West Shore III                                          -            1,575         961           5,176
Virginia Mutual                                         -               38       1,301           6,072

SOUTH FLORIDA
The 1800 Eller Drive Building                           -              699           -          10,423

                                                                                          LIFE ON
                                                                                           WHICH
                                                            ACCUMULATED     DATE OF     DEPRECIATION
                    DESCRIPTION                  TOTAL      DEPRECIATION  CONSTRUCTION   IS COMPUTED
---------------------------------------------  -----------  ------------  ------------  ------------
Weston Tract - 8A                                    2,415             -       N/A          N/A
Weston Tract - 6A2                                   2,088             -       N/A          N/A
Weston Tract - 8A                                    2,681             -       N/A          N/A
Weston Tract - 5B                                    2,424             -       N/A          N/A
WESPEC Tract 1                                       1,543             -       N/A          N/A
WESPEC Tract 2E                                        663             -       N/A          N/A
Willow Oak                                           7,018         2,334      1995       5-40 yrs.
Other Property                                      10,387         1,988       N/A       5-40 yrs.

RICHMOND, VA
HDC Land Site - Parcel 6                             1,275             -       N/A
Airport Center I                                     5,115             -      1997       5-40 yrs.
Airport Center II                                    3,108             -      1998       5-40 yrs.
Capital One Building I                              12,290         1,417      1999       5-40 yrs.
Capital One Building II                              4,671           506      1999       5-40 yrs.
Capital One Building III                            12,624         1,343      1999       5-40 yrs.
Capital One Parking Deck                             2,429           200      1999       5-40 yrs.
1309 E. Cary Street                                    956           161      1987       5-40 yrs.
4900 Cox Road                                        7,315         1,135      1991       5-40 yrs.
Technology Park 1                                    3,205           618      1991       5-40 yrs.
Dominion Place - Pitts Parcel                        1,084             -       N/A
East Shore I                                             -             -       N/A          N/A
East Shore II                                            -             -      1999       5-40 yrs.
East Shore III                                           -             -      1999       5-40 yrs.
East Shore IV                                        1,445             -       N/A
Grove Park I                                         6,587         1,421      1997       5-40 yrs.
Grove Park II                                            -             -       N/A          N/A
Grove Park Square                                    1,283             -       N/A          N/A
Highwoods Distribution Center                        6,222             -      1999       5-40 yrs.
HDC Land Site E - Parcel 3                           1,804             -       N/A
HDC Land Site D - Parcel 4                           1,721             -       N/A
HDC Land Site C - Parcel 5                             942             -       N/A
Highwoods One                                       12,727         3,013      1996       5-40 yrs.
Highwoods Two                                        7,242         1,526      1997       5-40 yrs.
Highwoods Five                                       6,699         1,232      1998       5-40 yrs.
Sadler & Cox Land                                    1,755             -       N/A          N/A
Highwoods Plaza                                      7,074           664      2000       5-40 yrs.
Highwoods Commons                                    4,821           734      1999       5-40 yrs.
Innsbrook Centre                                     7,966           581      1989       5-40 yrs.
Innslake Center                                      7,376           246      2001       5-40 yrs.
Liberty Mutual                                       7,015         1,196      1990       5-40 yrs.
Mercer Plaza                                        14,030         1,072      1984       5-40 yrs.
Markel American                                     11,024         1,476      1998       5-40 yrs.
North Park                                          11,523         1,776      1989       5-40 yrs.
North Shore Commons  A                              14,231           804      2002       5-40 yrs.
North Shore Commons  B - Land                        1,714             -       N/A          N/A
North Shore Commons  C - Land                        1,698             -       N/A          N/A
North Shore Commons  D - Land                        1,261             -       N/A
Hamilton Beach                                       5,913           926      1986       5-40 yrs.
One Shockoe Plaza                                   15,439         2,727      1996       5-40 yrs.
Stony Point I                                       14,413         2,252      1990       5-40 yrs.
Stony Point II                                      15,096         1,931      1999       5-40 yrs.
Stony Point III                                     11,542           619      2002       5-40 yrs.
Stony Point F Land                                   2,777             -       N/A          N/A
Technology Park 2                                    1,431           256      1991       5-40 yrs.
Vantage Place A                                      1,216           277      1987       5-40 yrs.
Vantage Place B                                      1,372           292      1988       5-40 yrs.
Vantage Place C                                      1,398           310      1987       5-40 yrs.
Vantage Place D                                      1,310           325      1988       5-40 yrs.
Vantage Pointe                                       6,198         1,174      1990       5-40 yrs.
Waterfront Plaza                                     3,715           877      1988       5-40 yrs.
West Shore I                                         1,872           278      1995       5-40 yrs.
West Shore II                                        2,870           401      1995       5-40 yrs.
West Shore III                                       6,137         1,397      1997       5-40 yrs.
Virginia Mutual                                      7,373           585      1996       5-40 yrs.

SOUTH FLORIDA
The 1800 Eller Drive Building                       10,423         1,743      1983       5-40 yrs.

                                                                                                INITIAL COST
                                                                                           ------------------------
                                                                                2002                     BUILDING &
                    DESCRIPTION                  JDE           CITY         ENCUMBERANCE      LAND      IMPROVEMENTS
---------------------------------------------  -------  -----------------  --------------  ----------  -------------
Atrium                                          25120         Tampa                             1,639          9,286
Bay View Office Centre                          25210         Tampa                             1,304          5,964
Bay Vista Gardens                               25220         Tampa                               447          4,777
Bay Vista Gardens II                            25230         Tampa                             1,328          6,981
Bay Vista Office Building                       25250         Tampa                               935          4,480
Bay Vista Retail                                25260         Tampa                               283          1,135
Countryside Place                               25270         Tampa                               843          3,731
Cypress Commons                                 25330         Tampa                             1,211         11,488
Cypress Center I                                25340         Tampa                             3,171         12,635
Cypress Center III                              25350         Tampa                             1,190          7,690
Cypress IV Land                                 28730         Tampa                             2,771            303
Cypress West                                    25360         Tampa                 1,983         615          4,988
Brookwood Day Care Center                       25370         Tampa                                61            347
Feathersound Corporate Center II                25400         Tampa                 2,152         800          7,282
Firemans Fund Building                          25410         Tampa                               500          4,107
Horizon                                         25460         Tampa              (1)                -          6,114
Highwoods Preserve I                            25470         Tampa                                 -          2,268
Highwoods Preserve II                           25480         Tampa                               276            274
Highwoods Preserve III                          25490         Tampa                             1,383          1,524
Highwoods Preserve IV                           25500         Tampa                             1,639         16,355
Highwoods Preserve V                            25510         Tampa                             1,440         21,189
Highwoods Preserve VI                           25520         Tampa                               639              -
Highwoods Plaza                                 25530         Tampa                               545          4,650
Highwoods Preserve Land                         25540         Tampa                             2,032              -
Highwoods Preserve Energy Plant                 28360         Tampa                                 -            500
LakePointe I                                    25640         Tampa              (1)            2,000         20,376
Lakeside                                        25650         Tampa              (1)                -          7,272
LakePointe II                                   25660         Tampa              (1)            2,100         31,390
Northside Square Office                         25720         Tampa                               601          3,601
Northside Square Office/Retail                  25730         Tampa                               800          2,808
One Harbour Place                               28180         Tampa              (3)            2,015         25,252
Parkside                                        25740         Tampa              (1)                -          9,193
Pavilion                                        25750         Tampa              (1)                -         16,022
Pavilion Parking Garage                         25760         Tampa                                 -          5,618
380 Park Place                                  25770         Tampa                             1,508          6,782
REO Building                                    25790         Tampa                               795          4,484
Registry I                                      25800         Tampa                               744          4,216
Registry II                                     25810         Tampa                               908          5,147
Registry Square                                 25820         Tampa                               344          1,951
Romac                                                         Tampa                             1,256         17,950
Sabal Business Center I                         25840         Tampa                               375          2,127
Sabal Business Center II                        25850         Tampa                               342          1,935
Sabal Business Center III                       25860         Tampa                               290          1,642
Sabal Business Center IV                        25870         Tampa                               819          4,638
Sabal Business Center V                         25880         Tampa                             1,026          5,813
Sabal Business Center VI                        25890         Tampa                             1,609          9,116
Sabal Business Center VII                       25900         Tampa                             1,519          8,605
Sabal Lake Building                             25910         Tampa                               572          3,241
Sabal Industrial Park Land                      25920         Tampa                               316              -
Sabal Park Plaza                                25930         Tampa                               611          3,460
Sabal Tech Center                               25940         Tampa                               548          3,107
Summit Office Building                          25950         Tampa                               579          2,749
Spectrum                                        25960         Tampa              (1)            1,450         14,173
Sabal Pavilion I                                25970         Tampa                               660          8,633
Sabal Pavilion II                               25980         Tampa                               510              -
USF&G                                           26130         Tampa                             1,366          7,742
Westshore Square                                26140         Tampa                 2,624       1,130          5,155
                                                                                   27,330     625,679      2,648,046
                                                                           ===========================================

                                               COST CAPITALIZED SUBSEQUENT    GROSS AMOUNT AT WHICH
                                                   TO ACQUISTION            CARRIED AT CLOSE OF PERIOD
                                               ---------------------------  --------------------------
                                                              BUILDING &                  BUILDING &
                    DESCRIPTION                   LAND       IMPROVEMENTS     LAND       IMPROVEMENTS
---------------------------------------------  ----------   --------------  ----------  --------------
Atrium                                               (287)           2,302       1,352          11,588
Bay View Office Centre                                  -              613       1,304           6,577
Bay Vista Gardens                                       -               74         447           4,851
Bay Vista Gardens II                                  134              500       1,462           7,481
Bay Vista Office Building                               -              584         935           5,064
Bay Vista Retail                                        -              164         283           1,299
Countryside Place                                       -            1,036         843           4,767
Cypress Commons                                         -              207       1,211          11,695
Cypress Center I                                        -              135       3,171          12,770
Cypress Center III                                      -               83       1,190           7,773
Cypress IV Land                                         -                -       2,771             303
Cypress West                                            -              843         615           5,831
Brookwood Day Care Center                               -               28          61             375
Feathersound Corporate Center II                        -              657         800           7,939
Firemans Fund Building                                  -              170         500           4,277
Horizon                                                 -              829           -           6,943
Highwoods Preserve I                                1,618           23,436       1,618          25,704
Highwoods Preserve II                                                1,365         276           1,639
Highwoods Preserve III                                  -           21,300       1,383          22,824
Highwoods Preserve IV                                   -            8,702       1,639          25,057
Highwoods Preserve V                                    -             (195)      1,440          20,994
Highwoods Preserve VI                                   -                -         639               -
Highwoods Plaza                                         -            1,939         545           6,589
Highwoods Preserve Land                                 -                -       2,032               -
Highwoods Preserve Energy Plant                         -                -           -             500
LakePointe I                                            -            7,717       2,000          28,093
Lakeside                                                -              146           -           7,418
LakePointe II                                           -            1,136       2,100          32,526
Northside Square Office                                 -              278         601           3,879
Northside Square Office/Retail                          -              124         800           2,932
One Harbour Place                                       -              866       2,015          26,118
Parkside                                                -              405           -           9,598
Pavilion                                                -              700           -          16,722
Pavilion Parking Garage                                 -                -           -           5,618
380 Park Place                                          -            1,346       1,508           8,128
REO Building                                         (795)          (4,484)          -               -
Registry I                                              -              646         744           4,862
Registry II                                             -              532         908           5,679
Registry Square                                         -              186         344           2,137
Romac                                              (1,256)         (17,950)          -               -
Sabal Business Center I                                 -              256         375           2,383
Sabal Business Center II                                -              142         342           2,077
Sabal Business Center III                               -               49         290           1,691
Sabal Business Center IV                                -              207         819           4,845
Sabal Business Center V                                 -              273       1,026           6,086
Sabal Business Center VI                                -              102       1,609           9,218
Sabal Business Center VII                               -               81       1,519           8,686
Sabal Lake Building                                     -              160         572           3,401
Sabal Industrial Park Land                                               -         316               -
Sabal Park Plaza                                        -              416         611           3,876
Sabal Tech Center                                       -               97         548           3,204
Summit Office Building                                  -               28         579           2,777
Spectrum                                                -              719       1,450          14,892
Sabal Pavilion I                                      304            2,934         964          11,567
Sabal Pavilion II                                                        -         510               -
USF&G                                                   -            1,619       1,366           9,361
Westshore Square                                        -              386       1,130           5,541
                                                  (22,719)         300,936     602,960       2,948,982
                                               =========================================================

                                                                                          LIFE ON
                                                                                           WHICH
                                                            ACCUMULATED     DATE OF     DEPRECIATION
                    DESCRIPTION                  TOTAL      DEPRECIATION  CONSTRUCTION   IS COMPUTED
---------------------------------------------  -----------  ------------  ------------  ------------
Atrium                                              12,940         1,809      1989       5-40 yrs.
Bay View Office Centre                               7,881           922      1982       5-40 yrs.
Bay Vista Gardens                                    5,298           642      1982       5-40 yrs.
Bay Vista Gardens II                                 8,943         1,305      1997       5-40 yrs.
Bay Vista Office Building                            5,999           879      1982       5-40 yrs.
Bay Vista Retail                                     1,582           227      1987       5-40 yrs.
Countryside Place                                    5,610           589      1988       5-40 yrs.
Cypress Commons                                     12,906         2,748      1985       5-40 yrs.
Cypress Center I                                    15,941         3,553      1982       5-40 yrs.
Cypress Center III                                   8,963           750      1983       5-40 yrs.
Cypress IV Land                                      3,074            39       N/A
Cypress West                                         6,446           991      1985       5-40 yrs.
Brookwood Day Care Center                              436            64      1986       5-40 yrs.
Feathersound Corporate Center II                     8,739         1,331      1986       5-40 yrs.
Firemans Fund Building                               4,777           625      1982       5-40 yrs.
Horizon                                              6,943           964      1980       5-40 yrs.
Highwoods Preserve I                                27,322         2,406      1999       5-40 yrs.
Highwoods Preserve II                                1,915           312      2001       5-40 yrs.
Highwoods Preserve III                              24,207         1,788      1999       5-40 yrs.
Highwoods Preserve IV                               26,696         1,587      1999       5-40 yrs.
Highwoods Preserve V                                22,434           826      2001       5-40 yrs.
Highwoods Preserve VI                                  639             -       N/A
Highwoods Plaza                                      7,134           504      1999       5-40 yrs.
Highwoods Preserve Land                              2,032             -       N/A          N/A
Highwoods Preserve Energy Plant                        500             -       N/A
LakePointe I                                        30,093         3,037      1999       5-40 yrs.
Lakeside                                             7,418           967      1978       5-40 yrs.
LakePointe II                                       34,626         4,391      1986       5-40 yrs.
Northside Square Office                              4,480           590      1986       5-40 yrs.
Northside Square Office/Retail                       3,732           433      1986       5-40 yrs.
One Harbour Place                                   28,133         1,903      1985       5-40 yrs.
Parkside                                             9,598         1,252      1979       5-40 yrs.
Pavilion                                            16,722         2,327      1982       5-40 yrs.
Pavilion Parking Garage                              5,618           449      1999       5-40 yrs.
380 Park Place                                       9,636           553       N/A          N/A
REO Building                                             -             -      1983       5-40 yrs.
Registry I                                           5,606           908      1985       5-40 yrs.
Registry II                                          6,587         1,037      1987       5-40 yrs.
Registry Square                                      2,481           362      1988       5-40 yrs.
Romac                                                    -             -      2001       5-40 yrs.
Sabal Business Center I                              2,758           459      1982       5-40 yrs.
Sabal Business Center II                             2,419           422      1984       5-40 yrs.
Sabal Business Center III                            1,981           285      1984       5-40 yrs.
Sabal Business Center IV                             5,664           812      1984       5-40 yrs.
Sabal Business Center V                              7,112         1,003      1988       5-40 yrs.
Sabal Business Center VI                            10,827         1,459      1988       5-40 yrs.
Sabal Business Center VII                           10,205         1,373      1990       5-40 yrs.
Sabal Lake Building                                  3,973           637      1986       5-40 yrs.
Sabal Industrial Park Land                             316             -       N/A          N/A
Sabal Park Plaza                                     4,487           889      1987       5-40 yrs.
Sabal Tech Center                                    3,752           506      1989       5-40 yrs.
Summit Office Building                               3,356           353      1988       5-40 yrs.
Spectrum                                            16,342         1,990      1984       5-40 yrs.
Sabal Pavilion I                                    12,531         1,412      1998       5-40 yrs.
Sabal Pavilion II                                      510             -       N/A          N/A
USF&G                                               10,727         2,204      1988       5-40 yrs.
Westshore Square                                     6,671           769      1976       5-40 yrs.
                                                 3,551,942       461,843
                                               =========================

(1) These assets are pledged as collateral for a $69,442,000 first mortgage loan.
(2) These assets are pledged as collateral for an $43,480,000 first mortgage loan.
(3) These assets are pledged as collateral for a $28,004,000 first mortgage loan.
(4) These assets are pledged as collateral for a $142,841,000 first mortgage loan.
(5) These assets are pledged as collateral for a $179,954,000 first mortgage loan.
(6) These assets are pledged as collateral for a $10,667,000 first mortgage loan.

                      HIGHWOODS REALTY LIMITED PARTNERSHIP

                              NOTE TO SCHEDULE III
                                 (In Thousands)

                     As of December 31, 2002, 2001, and 2000

A summary of activity for Real estate and accumulated depreciation is as follows

                                                                                       December 31,
                                                                ----------------------------------------------------
                                                                    2002                 2001               2000
                                                                --------------      -------------       ------------
Real Estate:
   Balance at beginning of year.............................        3,597,181          3,419,351          3,743,934
   Additions
      Acquisitions, Development and Improvments.............          210,756            336,105            403,546
      Cost of real estate sold..............................         (255,995)          (158,275)          (728,129)
                                                                --------------      -------------       ------------
   Balance at close of year (a).............................        3,551,942          3,597,181          3,419,351
                                                                ==============      =============       ============
Accumulated Depreciaition
   Balance at beginning of year.............................          377,103            280,772            237,979
      Depreciation expense..................................          109,927            104,691            103,435
      Real estate sold......................................          (25,187)            (8,360)           (60,642)
                                                                --------------      -------------       ------------
   Balance at close of year (b)...........................            461,843            377,103            280,772
                                                                ==============      =============       ============

------------------------------------------------------------------------------       ------------       ------------
(a) Reconciliation of total cost to balance sheet caption
     at December 31, 2002, 2001, and 2000 (in Thousands)
                                                                    2002                 2001               2000
                                                                --------------      -------------       ------------
Total per schedule III......................................        3,551,942          3,597,181          3,419,351
Constuction in progress exclusive...........................
   of land included in schedule III.........................            6,847            108,272             86,577
Furniture, fixtures and equipment...........................           20,960             19,392             11,433
Property held for sale......................................         (113,731)          (191,479)          (255,602)
Reclassification adjustment for discontinued operations.....              -                  856              2,205
                                                                --------------      -------------       ------------
Total real estate assets at cost............................        3,466,018          3,534,222          3,263,964
                                                                ==============      =============       ============

------------------------------------------------------------------------------      -------------       ------------
(b) Reconciliation of total Accumulated Depreciation to balance sheet caption at December 31, 2002, 2001, and 2000 (in Thousands)
                                                                    2002                 2001               2000
                                                                --------------      -------------       ------------
Total per Schedule III......................................          461,843            377,103            280,772
Accumulated Depreciation - furniture, fixtures and equipment            9,208              9,649              5,317
Property held for sale......................................           (8,952)           (12,838)           (14,209)
                                                                --------------      -------------       ------------
Total accumulated depreciation..............................          462,099            373,914            271,880
                                                                ==============      =============       ============