Form 10-Q
period 2003-03-31
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2003-05-07
CIK 941713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number: 000-21731

HIGHWOODS REALTY LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

North Carolina	56-1864557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3100 Smoketree Court, Suite 600, Raleigh, N.C.

(Address of principal executive office)

27604

(Zip Code)

(919) 872-4924

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2003

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements

We refer to (1) Highwoods Properties, Inc. as the “Company,” (2) Highwoods Realty Limited Partnership as the “Operating Partnership,” (3) the Company’s common stock as “Common Stock” and (4) the Operating Partnership’s common partnership interests as “Common Units.”

The information furnished in the accompanying balance sheets, statements of income, statements of partners’ capital and statements of cash flows reflect all adjustments (consisting of normal recurring accruals) that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.

The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and in our 2002 Annual Report on Form 10-K.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

($ in thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS:
Real estate assets, at cost:
Land and improvements	$391,025	$392,704
Buildings and tenant improvements	2,875,874	2,863,060
Development in process	7,797	6,847
Land held for development	174,496	175,302
Furniture, fixtures and equipment	21,144	20,960

	3,470,336	3,458,873
Less—accumulated depreciation	(488,783)	(461,254)

Net real estate assets	2,981,553	2,997,619
Property held for sale	116,762	111,089
Cash and cash equivalents	18,308	10,730
Restricted cash	2,943	8,582
Accounts receivable, net of allowance	12,595	13,389
Notes receivable	9,687	9,949
Accrued straight-line rents receivable	50,462	48,777
Investment in unconsolidated affiliates	74,860	75,019
Other assets:
Deferred leasing costs	99,640	100,143
Deferred financing costs	42,548	26,120
Prepaid expenses and other	16,351	15,295

	158,539	141,558
Less—accumulated amortization	(73,579)	(71,658)

Other assets, net	84,960	69,900

Total Assets	$3,352,130	$3,345,054

LIABILITIES AND PARTNERS’ CAPITAL:
Mortgages and notes payable	$1,538,835	$1,489,220
Accounts payable, accrued expenses and other liabilities	102,510	114,870

Total Liabilities	1,641,345	1,604,090
Redeemable operating partnership units:
Class A Common Units, 6,847,816 and 6,974,524 outstanding at March 31, 2003 and December 31, 2002, respectively	139,969	154,137
Series A Preferred Units, 104,945 outstanding at March 31, 2003 and December 31, 2002	103,308	103,308
Series B Preferred Units, 6,900,000 outstanding at March 31, 2003 and December 31, 2002	166,346	166,346
Series D Preferred Units, 400,000 outstanding at March 31, 2003 and December 31, 2002	96,842	96,842
Partners’ Capital:
Class A common units:
General partner Common Units, 599,234 and 599,659 outstanding at March 31, 2003 and December 31, 2002, respectively	12,182	12,332
Limited partner Common Units, 52,476,365 and 52,391,727 outstanding at March 31, 2003 and December 31, 2002, respectively	1,206,180	1,220,902
Accumulated other comprehensive loss	(8,767)	(9,204)
Deferred compensation	(5,275)	(3,699)

Total Partners’ Capital	1,204,320	1,220,331

Total Liabilities and Partners’ Capital	$3,352,130	$3,345,054

See accompanying notes to consolidated financial statements

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and $ in thousands, except per unit amounts)

	Three Months Ended March 31,
	2003	2002
Rental revenue	$108,960	$116,149
Operating expenses:
Rental property	37,016	35,893
Depreciation and amortization	33,286	29,353
Interest expense:
Contractual	27,549	25,427
Amortization of deferred financing costs	626	339

	28,175	25,766
General and administrative	5,215	5,180

Total operating expenses	103,692	96,192

Other income:
Interest and other income	2,870	3,202
Equity in earnings of unconsolidated affiliates	1,714	2,490

	4,584	5,692

Income before gain/(loss) on disposition of land and depreciable assets and discontinued operations	9,852	25,649
Gain/(loss) on disposition of land	863	(232)
Gain on disposition of depreciable assets	20	1,176

Income from continuing operations	10,735	26,593
Discontinued operations:
Income from discontinued operations	2,648	4,434
Loss on sale of discontinued operations	(325)	—

	2,323	4,434

Net income	13,058	31,027
Distributions on preferred units	(7,713)	(7,713)

Net income available for unitholders	$5,345	$23,314

Net income per common unit—basic:
Income from continuing operations	$0.05	$0.32
Income from discontinued operations	0.04	0.07

Net income	$0.09	$0.39

Net income per common unit—diluted:
Income from continuing operations	$0.05	$0.32
Income from discontinued operations	0.04	0.07

Net income	$0.09	$0.39

Weighted average common units outstanding—basic:
Class A common units:
General Partner	599	596
Limited Partners	59,305	59,048
Class B common units:
Limited Partners	—	196

Total	59,904	59,840

Weighted average common units outstanding—diluted:
Class A common units:
General Partner	600	601
Limited Partners	59,352	59,541
Class B common units:
Limited Partners	—	196

Total	59,952	60,338

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Capital

For the Three Months Ended March 31, 2003

(Unaudited and $ in thousands)

	Class A Common Unit
	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Loss	Deferred Compensation	Total Partners’ Capital
Balance at December 31, 2002:	$12,332	$1,220,902	$(9,204)	$(3,699)	$1,220,331
Issuance of common units	1	127	—	—	128
Redemption of common units	(28)	(2,723)	—	—	(2,751)
Distributions paid on common units	(352)	(34,896)	—	—	(35,248)
Preferred distributions paid on common units	(77)	(7,636)	—	—	(7,713)
Net income	130	12,928	—	—	13,058
Adjustments of redeemable common units to fair value	157	15,549	—	—	15,706
Other comprehensive income	—	—	437	—	437
Issuance of restricted stock	16	1,623	—	(1,639)	—
Fair value of options issued	3	306	—	(309)	—
Amortization of deferred compensation	—	—	—	372	372

Balance at March 31, 2003:	$12,182	$1,206,180	$(8,767)	$(5,275)	$1,204,320

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(Unaudited and $ in thousands)

	Three Months Ended March 31,
	2003	2002
Operating activities:
Income from continuing operations	$10,735	$26,593
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	33,286	29,353
Amortization of deferred compensation	372	275
Amortization of deferred financing costs	626	339
Amortization of accumulated other comprehensive loss	437	386
Equity in earnings of unconsolidated affiliates	(1,714)	(2,490)
Gain on disposition of land and depreciable assets	(883)	(944)
Discontinued operations	2,648	6,440
Changes in operating assets and liabilities	(6,712)	(18,264)

Net cash provided by operating activities	38,795	41,688

Investing activities:
Additions to real estate assets	(26,270)	(12,941)
Proceeds from disposition of real estate assets	2,083	23,200
Distributions from unconsolidated affiliates	4,443	2,205
Investments in notes receivable	262	604
Other investing activities	(876)	(4,534)

Net cash (used in)/provided by investing activities	(20,358)	8,534

Financing activities:
Distributions paid on common units	(35,248)	(35,229)
Dividends paid on preferred units	(7,713)	(7,713)
Net proceeds from the sale of common units	128	203
Redemption of common units	(2,751)	(2,216)
Borrowings on revolving loans	65,000	127,000
Repayment of revolving loans	(31,000)	(118,500)
Borrowings on mortgages and notes payable	2,190	12,362
Repayment of mortgages and notes payable	(4,385)	(22,844)
Net change in deferred financing costs	2,920	(816)

Net cash used in financing activities	(10,859)	(47,753)

Net increase in cash and cash equivalents	7,578	2,469
Cash and cash equivalents at beginning of the period	10,730	794

Cash and cash equivalents at end of the period	$18,308	$3,263

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,890	$22,000

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows (Continued)

(Unaudited and $ in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net assets contributed by the holders of Common Units in the Operating Partnership (other than the Company), the net assets acquired subject to mortgage notes payable and other non-cash equity transactions:

	Three Months Ended March 31,
	2003	2002
Assets:
Net real estate assets	$—	$12,812
Cash and cash equivalents	—	41
Notes receivable	—	500
Investment in unconsolidated affiliates	1,694	—
Deferred financing costs	17,810	—

	$19,504	$13,353

Liabilities:
Mortgages and notes payable	$17,810	$11,784
Accounts payable, accrued expenses and other liabilities	1,694	136

	19,504	11,920

Equity:	$—	$1,433

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements

March 31, 2003

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Operating Partnership is managed by its general partner, the Company, a self-administered and self-managed real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Operating Partnership’s wholly owned assets include: 494 in-service office, industrial and retail properties; 1,341 acres of undeveloped land suitable for future development; and an additional three properties under development.

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At March 31, 2003, the Company owned 88.6% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of Common Stock, or, at the Company’s option, one share of Common Stock. When a Common Unit holder redeems a Common Unit for a share of Common Stock or cash, the Company’s minority interest in the Operating Partnership will be reduced and its share in the Operating Partnership will be increased. The Common Units owned by the Company are not redeemable for cash.

Basis of Presentation

The consolidated financial statements include the accounts of the Operating Partnership and its majority-controlled affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The Operating Partnership’s 104,945 Series A Preferred Units are senior to the Class A and B Common Units and rank pari passu with the Series B and D Preferred Units. The Series A Preferred Units have a liquidation preference of $1,000 per unit. Distributions are payable on the Series A Preferred Units at the rate of $86.25 per annum per unit.

The Operating Partnership’s 6,900,000 Series B Preferred Units are senior to the Class A and B Common Units and rank pari passu with the Series A and D Preferred Units. The Series B Preferred Units have a liquidation preference of $25 per unit. Distributions are payable on the Series B Preferred Units at the rate of $2.00 per annum per unit.

The Operating Partnership’s 400,000 Series D Preferred Units are senior to the Class A and B Common Units and rank pari passu with the Series A and B Preferred Units. The Series D Preferred Units have a liquidation preference of $250 per unit. Distributions are payable on Series D Preferred Units at a rate of $20.00 per annum per unit.

The Class A Common Units are owned by the Company and by certain limited partners of the Operating Partnership. The Class A Common Units owned by the Company are classified as general partners’ capital and limited partners’ capital. The Class B Common Units are owned by certain limited partners (not the Company) and only differ from the Class A Common Units in that they are not eligible for allocation of income and distributions. The Class B Common Units will convert to Class A Common Units in 25% annual installments commencing one year from the date of issuance. Prior to such conversion, such Class B Common Units will not be redeemable for cash or shares of the Company’s Common Stock.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements — Continued

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES — Continued

The Operating Partnership is generally obligated to redeem each of the Class A Common Units not owned by the Company (the “Redeemable Operating Partnership Units”) at the request of the holder thereof for cash, provided that the Company at its option may elect to acquire such unit for one share of Common Stock or the cash value thereof. The Company’s Class A Common Units held by the Company are not redeemable for cash. The Redeemable Operating Partnership Units are classified outside of the permanent partners’ capital in the accompanying balance sheet at their fair market value (equal to the fair market value of a share of Common Stock) at the balance sheet date.

Certain amounts in the March 31, 2002 and December 31, 2002 financial statements included in this Quarterly Report have been reclassified to conform to the March 31, 2003 presentation. These reclassifications had no material effect on net income or partner’s capital as previously reported in the Operating Partnership’s audited Consolidated Financial Statements or Note 18 to the audited Consolidated Financial Statements included in the Operating Partnership’s 2002 Annual Report on Form 10-K.

The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows have been made. For further information, refer to the financial statements and notes thereto included in our 2002 Annual Report on Form 10-K.

Impairment of long-lived assets.    Real estate and leasehold improvements are classified as long-lived assets held for sale or as long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Operating Partnership records assets held for sale at the lower of the carrying amount or fair value less cost to sell. The impairment loss is the amount by which the carrying amount exceeds the fair value less cost to sell. With respect to assets classified as held and used, the Operating Partnership periodically reviews these assets to determine whether its carrying amount will be recovered from their undiscounted future operating cash flows and the Operating Partnership recognizes an impairment loss to the extent it believes the carrying amount is not recoverable. The Operating Partnership’s estimates of the undiscounted future operating cash flows expected to be generated are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter the Operating Partnership’s assumptions, the undiscounted future operating cash flows estimated by the Operating Partnership in its impairment analyses may not be achieved and the Operating Partnership may be required to recognize future impairment losses on its properties.

Allowance for doubtful accounts.    Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Operating Partnership’s receivable balance is comprised primarily of rents and operating cost recoveries due from customers as well as accrued rental rate increases to be received over the life of the existing leases. The Operating Partnership regularly evaluates the adequacy of the allowance for doubtful accounts considering such factors as the credit quality of its customers, delinquency of payment, historical trends and current economic conditions. Actual results may differ from these estimates under different assumptions or conditions. If the Operating Partnership’s assumptions regarding the collectibility of accounts receivables prove incorrect, the Operating Partnership could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of its allowance for doubtful accounts.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements — Continued

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES — Continued

Capitalized costs.    Expenditures directly related to both the development of real estate assets and the leasing of properties are included in net real estate assets and are stated at cost in the consolidated balance sheets. The development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. The leasing expenditures include all general and administrative costs, including salaries incurred in connection with successfully securing leases on the properties. Estimated costs related to unsuccessful leases are expensed as incurred. If the Operating Partnership’s assumptions regarding the successful efforts of development and leasing are incorrect, the resulting adjustments could impact earnings.

Fair value of derivative instruments.    In the normal course of business, the Operating Partnership is exposed to the effect of interest rate changes. The Operating Partnership limits its exposure by following established risk management policies and procedures including the use of derivatives. To mitigate its exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on the Operating Partnership’s related debt. The Operating Partnership is required to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Changes in fair value will affect either partners’ capital or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes.

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

Rental revenue.    Rental revenue is comprised of base rent, recoveries from customers which represent reimbursements for certain costs as provided in the lease agreements such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs, parking and other income and termination fees which relate to specific customers, each of whom has paid a fee to terminate its lease obligation before the end of the contracted term on the lease.

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

Investments in joint ventures.    The Operating Partnership’s investments in unconsolidated affiliates consist of one corporation, eight limited liability companies, four limited partnerships and two general partnerships. The Operating Partnership accounts for its investments in unconsolidated affiliates under the equity method of accounting as the Operating Partnership exercises significant influence, but does not control these entities. The Operating Partnership’s unconsolidated corporation is controlled by an unrelated third party that owns more than 50.0% of the outstanding voting stock. The Operating Partnership has a 50.0% or less ownership

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements — Continued

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES — Continued

interest in the unconsolidated limited liability companies and, under the terms of the various operating agreements, does not have any participating rights. The Operating Partnership has a 50.0% or less ownership interest in the unconsolidated limited partnerships and general partnerships. Although the Operating Partnership has an interest in two unconsolidated general partnerships and is the general partner in three of the unconsolidated limited partnerships, under the terms of the various partnership agreements, the Operating Partnership does not have control of the major operating and financial policies of these unconsolidated partnerships.

These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the Operating Partnership’s balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated affiliates over the life of the property, generally 40 years.

From time to time, the Operating Partnership contributes real estate assets to an unconsolidated joint venture in exchange for a combination of cash and an equity interest in the venture. The Operating Partnership records a partial gain on the contribution of the real estate assets to the extent of the third party investor’s interest and records a deferred gain to the extent of its continuing interest in the unconsolidated joint venture.

Real Estate Assets

All capitalizable costs related to the improvement or replacement of commercial real estate properties are capitalized. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized over the life of the respective leases, using the straight-line method. Real estate assets are stated at the lower of cost or fair value, if impaired.

As of March 31, 2003, the Operating Partnership had 2.5 million square feet of office properties and 187.6 acres of land under contract for sale in various transactions totaling $137.1 million. These real estate assets have a carrying value of $116.8 million and have been classified as assets held for sale in the accompanying financial statements.

Cash Equivalents

The Operating Partnership considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash includes security deposits for the Operating Partnership’s commercial properties and construction-related escrows. In addition, the Operating Partnership maintains escrow and reserve funds for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements.

Income Taxes

No provision has been made for income taxes because such taxes, if any, are the responsibility of the individual partners.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements — Continued

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES — Continued

Concentration of Credit Risk

Management of the Operating Partnership performs ongoing credit evaluations of its customers. As of March 31, 2003, the wholly-owned properties were leased to 2,540 customers in 14 geographic locations. The Operating Partnership’s customers engage in a wide variety of businesses. There is no dependence upon any single customer.

Stock Compensation

The Company, the general partner of the Operating Partnership, grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As described in Note 7 included herein, the Operating Partnership has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for the Company’s stock options. During 2002, the Financial Accounting Standards Board issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which provides methods of transition to the fair value based method of accounting for stock-based employee compensation. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. The Operating Partnership has elected the prospective method as defined by SFAS 148 in the first quarter of 2003.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During the past several years, the Operating Partnership has formed various joint ventures with unrelated investors. The Operating Partnership has retained minority equity interests ranging from 20.00% to 50.00% in these joint ventures. As required by General Accepted Accounting Principles (“GAAP”), the Operating Partnership has accounted for its joint venture activity using the equity method of accounting, as the Operating Partnership does not control these joint ventures. As a result, the assets and liabilities of the Operating Partnership’s joint ventures are not included on its balance sheet.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements — Continued

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES — Continued

The following tables set forth information regarding the Operating Partnership’s joint venture activity as recorded on the respective joint venture’s books at March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 ($ in thousands):

		March 31, 2003				December 31, 2002
	Percent Owned	Total Assets	Debt		Total Liabilities	Total Assets	Debt	Total Liabilities
Balance Sheet Data:
Board of Trade Investment Company	49.00%	$7,874	$877		$1,059	$7,778	$919	$1,071
Dallas County Partners	50.00%	41,821	38,685		41,144	44,128	38,904	41,285
Dallas County Partners II	50.00%	18,469	23,317		24,371	18,900	23,587	24,874
Fountain Three	50.00%	34,490	30,706		32,536	37,159	30,958	32,581
RRHWoods, LLC	50.00%	80,939	66,668		69,617	82,646	68,561	71,767
Schweiz-Deutschland-USA DreilanderBeteiligung Objekt DLF 98/29-Walker Fink-KG	22.81%	140,189	67,973		70,040	141,147	68,209	70,482
Dreilander-Fonds 97/26 and 99/32	42.93%	118,313	59,527		62,631	119,134	59,688	62,601
Highwoods-Markel Associates, LLC	50.00%	15,464	11,625		12,029	16,026	11,625	12,583
MG-HIW, LLC	20.00%	353,367	242,240		249,218	355,102	242,240	249,340
MG-HIW Peachtree Corners III, LLC	50.00%	5,041	4,158	(1)	4,089	3,809	2,494	2,823
MG-HIW Rocky Point, LLC	50.00%	—	—		—	—	—	—
MG-HIW Metrowest I, LLC	50.00%	1,601	—		7	1,601	—	3
MG-HIW Metrowest II, LLC	50.00%	9,671	5,471	(2)	5,720	9,600	5,372	5,540
Concourse Center Associates, LLC	50.00%	14,623	9,819		10,041	14,896	9,859	10,193
Plaza Colonnade, LLC	50.00%	6,309	626	(3)	672	3,591	—	3
SF-HIW Harborview, LP	20.00%	40,609	22,800		24,567	41,134	22,800	25,225

Total		$888,780	$584,492		$607,741	$896,651	$585,216	$610,371

(1)	Amount represents total draws at March 31, 2003 on a construction loan made to this joint venture by an affiliate of the Company with an interest rate of LIBOR plus 200 basis points due July 2003.
(2)	In January of 2002, Metrowest II, LLC signed a $7.4 million construction loan to fund the development of this property of which $5.5 million is outstanding at March 31, 2003. The Operating Partnership has guaranteed 50.0% of this loan subject to a prorata indemnity from the Operating Partnership’s joint venture partner.
(3)	On February 12, 2003, Plaza Colonnade, LLC signed a $61.4 million construction loan to fund the development of this property. The loan requires that the joint venture invest $8.4 million, $4.2 million of which will be the Operating Partnership’s share. The Operating Partnership and its partners in this joint venture have each guaranteed 50.0% of the loan (see note 7).

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements — Continued

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES — Continued

		March 31, 2003					March 31, 2002
	Percent Owned	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)
Income Statement Data:
Board of Trade Investment Company	49.00%	$608	$395	$17	$100	$96	$676	$396	$20	$79	$181
Dallas County Partners	50.00%	2,411	1,410	695	472	(166)	2,865	1,257	663	546	399
Dallas County Partners II	50.00%	1,566	689	599	206	72	1,544	670	625	265	(16)
Fountain Three	50.00%	1,763	760	572	356	75	1,747	609	518	323	297
RRHWoods, LLC	50.00%	3,507	1,791	673	835	208	3,495	1,615	713	999	168
Schweiz-Deutschland-USA DreilanderBeteiligung Objekt DLF 98/29-Walker Fink-KG	22.81%	4,643	1,348	1,153	862	1,280	5,106	1,319	1,169	841	1,777
Dreilander-Fonds 97/26 and 99/32	42.93%	4,182	1,123	1,152	1,001	906	4,193	1,054	1,160	1,159	820
Highwoods-Markel Associates, LLC	50.00%	812	438	238	143	(7)	798	416	238	137	7
MG-HIW, LLC	20.00%	12,292	4,386	2,328	2,344	3,234	13,614	4,294	2,770	2,022	4,528
MG-HIW Peachtree Corners III, LLC	50.00%	34	25	25	19	(35)	—	—	—	—	—
MG-HIW Rocky Point, LLC	50.00%	—	—	—	—	—	725	270	79	91	285
MG-HIW Metrowest I, LLC	50.00%	—	8	—	—	(8)	—	2	—	—	(2)
MG-HIW Metrowest II, LLC	50.00%	123	109	44	79	(109)	61	67	—	66	(72)
Concourse Center Associates, LLC	50.00%	526	138	173	76	139	531	132	157	76	166
Plaza Colonnade, LLC	50.00%	4	—	1	—	3	—	—	—	—	—
SF-HIW Harborview, LLC	20.00%	1,419	408	351	217	443	—	—	—	—	—

Total		$33,890	$13,028	$8,021	$6,710	$6,131	$35,355	$12,101	$8,112	$6,604	$8,538

3. RELATED PARTY TRANSACTIONS

On December 8, 1998, the Operating Partnership purchased a portion of the Bluegrass Valley office development project from a limited liability company controlled by an executive officer and director of the Company for approximately $2.5 million. On July 16, 1999, the Operating Partnership purchased development land and an option to purchase other development land in the Bluegrass Valley office development project from the same limited liability company controlled by the same executive officer and director of the Operating Partnership for approximately $4.6 million in Common Units. On October 31, 2002, the Operating Partnership exercised its option to purchase the additional development land in a staged takedown, and acquired 30.6 acres of the optioned property from the same limited liability company for $4.6 million. As part of this transaction, the Operating Partnership also acquired 23.5 acres of other development land in the Bluegrass Valley office development project for $2.6 million. On January 17, 2003, the Operating Partnership acquired 23.46 acres of the formerly optioned development land from the same limited liability company for $2.3 million. In December of 2003, in the final stage of the required takedown, the Operating Partnership will acquire 24.9 acres of the formerly optioned development land from the same limited liability company for $4.7 million. The Operating Partnership believes that each purchase price approximates market value.

The Operating Partnership advanced $787,746 to an officer and director related to certain expenses paid by the Operating Partnership on behalf of the officer and director. During 2002, this advance, along with accrued interest, was repaid by the officer and director.

During 2000, in connection with the formation of the MG-HIW Peachtree Corners III, LLC, a construction loan was made by an affiliate of the Operating Partnership to this joint venture. Interest accrues at a rate of LIBOR plus 200 basis points and the loan is due July 2003. At March 31, 2003, $4.2 million was outstanding on this loan.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements — Continued

4. DERIVATIVE FINANCIAL INSTRUMENTS

SFAS 133 requires the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Accumulated Other Comprehensive Loss (“AOCL”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings.

The Operating Partnership’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cashflows and to lower overall borrowing costs. To achieve these objectives, the Operating Partnership enters into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate its interest rate risk with respect to various debt instruments. The Operating Partnership does not hold these derivatives for trading or speculative purposes.

On the date that the Operating Partnership enters into a derivative contract, the Operating Partnership designates the derivative as (1) a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability (a “cash flow” hedge), (2) a hedge of changes in the fair value of an asset or a liability attributable to a particular risk (a “fair value” hedge), or (3) an instrument that is held as a non-hedge derivative. Changes in the fair value of highly effective cash flow hedges, to the extent that the hedge is effective, are recorded in AOCL, until earnings are affected by the hedged transaction (i.e. until periodic settlements of a variable-rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the transaction) is recorded in current-period earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

The Operating Partnership formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) forecasted transactions. The Operating Partnership also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When the Operating Partnership determines that a derivative is not (or has ceased to be) highly effective as a hedge, the Operating Partnership discontinues hedge accounting prospectively.

During the first quarter of 2003, the Operating Partnership entered into and terminated a treasury lock agreement to hedge the change in the fair market value of the MandatOry Par Put Remarketable Securities (“MOPPRS”) issued by the Operating Partnership. This treasury lock agreement was terminated for a payment of $1.5 million to the Company. This gain was offset by an increase in the fair value of the MOPPRS of $1.5 million, thus no gain or loss was recognized during the three months ended March 31, 2003.

At March 31, 2003, approximately $8.8 million of deferred financing costs from past cash flow hedging instruments remain in AOCL. These costs will be recognized into earnings as the underlying debt is repaid. The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at March 31, 2003 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $1.9 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements — Continued

5. ACCUMULATED OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the results of certain non-partners’ capital changes not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows ($ in thousands):

	Three Months Ended March 31,
	2003	2002
Net income	$13,058	$31,027
Accumulated other comprehensive income:
Unrealized derivative gains on cashflow hedges	—	204
Amortization of past hedging relationships	437	384

Total other comprehensive income	437	588

Total comprehensive income	$13,495	$31,615

6. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

Discontinued operations include those long-lived assets which:

(1)	are classified as held for sale at March 31, 2003 as a result of disposal activities that were initiated subsequent to January 1, 2002; or

(2)	were sold during 2002 and 2003 as a result of disposal activities that were initiated subsequent to January 1, 2002.

Per SFAS 144, those long-lived assets which were sold during 2002 and resulted from disposal activities initiated prior to January 1, 2002 should be accounted for in accordance with SFAS 121 and APB 30. During 2002, the Operating Partnership sold certain properties which resulted from disposal activities initiated prior to January 1, 2002, and the gain realized on the sale is appropriately included in the gain/(loss) on disposition of depreciable assets in the Operating Partnership’s consolidated statements of income.

Below represents the net operating results and net carrying value of 1.9 million square feet of property sold during 2002 and 2.5 million square feet of property and 88 apartment units held for sale at March 31, 2003. These were a result of disposal activities that were initiated subsequent to the effective date of SFAS 144 and are classified as discontinued operations in the Operating Partnership’s consolidated statements of income ($ in thousands):

	Three Months Ended March 31,
	2003	2002
Total revenue	$3,577	$8,932
Rental operating expenses	929	2,492
Depreciation and amortization	—	2,006

Income from discontinued operations	2,648	4,434

Loss on sale of discontinued operations	(325)	—

Total discontinued operations	$2,323	$4,434

Net carrying value	$93,770	$231,866

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements — Continued

6. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS — Continued

In addition, SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. At March 31, 2003, the Operating Partnership has determined that the carrying value of two office properties held for sale is less than their fair value less cost to sell and has recognized a $325,290 impairment loss, which is included in loss on sale of discontinued operations in the consolidated statements of income for the three months ended March 31, 2003.

SFAS 144 also requires that the carrying value of a long-lived asset classified as held and used be compared to the sum of its estimated future undiscounted cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized. At March 31, 2003, there were no properties whereby the carrying value exceeded the sum of their undiscounted future cash flows, thus no impairment loss was recognized during the three months ended March 31, 2003.

7. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which provides that all business combinations in the scope of the Statement are to be accounted for under the purchase method. SFAS No. 141 requires companies to account for the value of in-place operating leases as favorable or unfavorable relative to market prices and to account for the costs of acquiring such leases separately from the value of the real estate for all acquisitions. These intangibles are to be amortized over the related contractual lease terms as an increase to or reduction of rental revenues. During 2003, in accordance with the guidance of SFAS No. 141, the Operating Partnership valued in-place leases of the property at the date of acquisition. As a result of an acquisition on January 21, 2003, the Operating Partnership recorded $472,080 of the purchase price as net intangible leases. This amount is included in other assets in the accompanying consolidated balance sheets. In addition, the Operating Partnership has recognized $43,107 in amortization of the net intangible leases. This amount was deducted from rental revenues in the accompanying consolidated income statement for the three months ended March 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Operating Partnership to make payments to a guaranteed third-party based on changes in underlying asset, liability, or an equity security of guaranteed party.

In accordance with FIN 45, the Operating Partnership has included $1.7 million in other liabilities and adjusted the investment in unconsolidated affiliates by $1.7 million on its consolidated balance sheet at March 31, 2003 related to two separate guarantees of a construction loan agreement and a construction completion agreement entered into by the Plaza Colonnade LLC joint venture, in which the Operating Partnership is a 50.0% owner. The term of the construction loan agreement is February 2003 through February 14, 2006, with two one year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be complete by December 15, 2005. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture was unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, the Operating Partnership would be required, under the terms of the agreements, to repay the outstanding balance under the construction loan and complete the construction of the office building. The maximum potential amount of future payments by the Operating Partnership under these agreements is $33.4 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements — Continued

7. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS — Continued

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights, and to determine when and which business enterprise should consolidate the variable interest entities (the “primary beneficiary”). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. In addition, FIN 46 requires additional disclosures. The Operating Partnership is assessing the impact of this interpretation on our accounting for investments in unconsolidated joint ventures.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. On January 1, 2003, the Operating Partnership adopted the fair value recognition provision prospectively for all awards granted after January 1, 2003. Under this provision, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant and is recognized on a straight-line basis over the option vesting period. Prior to 2003, the Operating Partnership accounted for stock options under this plan under the recognition and measurement of provision of APB Option 25 “Accounting for Stock Issued to Employees and Related Interpretations.”

In accordance with SFAS 148, the Operating Partnership has included in general and administrative expenses in its consolidated statement of income for the three months ended March 31, 2003, $6,437 of amortization related to the vesting of stock options granted during the three months ended March 31, 2003. In addition, the Operating Partnership has included in partners’ capital in its consolidated balance sheet at March 31, 2003 the total grant value of $308,985 as deferred compensation. See below for the amounts that would have been deducted from net income if the Operating Partnership had elected to expense the fair value of all stock option awards that had vested rather than those awards issued subsequent to January 1, 2003:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	($ in thousands, except per unit amounts)
Net income, as reported	$13,058	$31,027
Add: Stock option expense included in reported net income	6	—
Deduct: Total stock option expense determined under fair value recognition method for all awards	(176)	(216)

Pro forma net income	$12,888	$30,811

Basic—as reported	$0.09	$0.39

Basic—pro forma	$0.09	$0.39

Diluted—as reported	$0.09	$0.39

Diluted—pro forma	$0.09	$0.38

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements — Continued

8. SEGMENT INFORMATION

The sole business of the Operating Partnership is the acquisition, development and operation of rental real estate properties. The Operating Partnership operates office, industrial and retail properties and apartment units. There are no material inter-segment transactions.

The Operating Partnership’s chief operating decision maker (“CDM”) assesses and measures operating results based upon property level net operating income. The operating results for the individual assets within each property type have been aggregated since the CDM evaluates operating results and allocates resources on a property-by-property basis within the various property types.

The accounting policies of the segments are the same as those described in Note 1 included herein. Further, all operations are within the United States and no customer comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the three months ended March 31, 2003 and 2002 ($ in thousands):

	Three Months Ended March 31,
	2003	2002
Rental Revenue(A):
Office segment	$90,072	$97,531
Industrial segment	8,415	8,523
Retail segment	10,189	9,825
Apartment segment	284	270

Total Rental Revenue	$108,960	$116,149

Net Operating Income(A):
Office segment	$58,091	$66,325
Industrial segment	6,481	6,945
Retail segment	7,222	6,790
Apartment segment	150	197

Total Net Operating Income	$71,944	$80,257

Reconciliation to income before gain/(loss) on disposition of land and depreciable assets and discontinued operations:
Depreciation and amortization	(33,286)	(29,354)
Interest expense	(28,175)	(25,766)
General and administrative expenses	(5,215)	(5,180)
Interest and other income	2,870	3,202
Equity in earnings of unconsolidated affiliates	1,714	2,490

Income before gain/(loss) on disposition of land and depreciable assets, and discontinued operations	$9,852	$25,649

	March 31,
	2003	2002
Total Assets:
Office segment	$2,555,763	$2,832,896
Industrial segment	352,921	325,941
Retail segment	273,289	258,876
Apartment segment	11,030	10,791
Corporate and other	159,127	136,447

Total Assets	$3,352,130	$3,564,951

(A)	Net of discontinued operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements — Continued

9. SECURED NOTE

On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities (“MOPPRS”) due February 1, 2013. The MOPPRS bore an interest rate of 6.835% from the date of issuance through January 31, 2003. On January 31, 2003, the interest rate was changed to 8.975% pursuant to the interest rate reset provisions of the MOPPRS. On February 3, 2003, the Operating Partnership repurchased 100.0% of the principal amount of the MOPPRS from the sole holder thereof in exchange for a secured note in the principal amount of $142.8 million. The secured note bears interest at a fixed rate of 6.03% and has a maturity date of February 28, 2013.

10. COMMITMENTS AND CONTINGENCIES

In connection with several of the Operating Partnership’s joint venture partners with unaffiliated parties, the Operating Partnership has agreed to guarantee certain rent shortfalls and re-tenanting costs for certain properties contributed or sold to the joint ventures during 1999, 2000 and 2002. As of March 31, 2003, the Operating Partnership has $17.9 million accrued for obligations related to these agreements. The Operating Partnership believes that its estimates related to these agreements are adequate. However, if the Operating Partnership’s assumptions and estimates are incorrect future losses may occur.

In addition, the Operating Partnership guaranteed its 80.0% partner in MG-HIW, LLC joint venture, Miller Global, a minimum internal rate of return on $50.0 million of their equity investment in the joint venture’s Orlando assets. If the minimum internal rate of return is not achieved upon the sale of these assets or winding up of the joint venture, Miller Global would receive a disproportionate share of the cash proceeds related to the Orlando assets. Based upon the current and forecasted operating performance of these assets and the Operating Partnership’s estimate of their residual value, the estimated internal rate of return for Miller Global with respect to their Orlando equity is not less than the minimum required return. As a result, the Operating Partnership does not currently expect that its interest in the joint venture will be adjusted upon the sale of the subject assets or the winding up of the joint venture as a result of the internal rate of return guarantee. However, if the operating performance of the assets and/or the residual value were to be lower than the Operating Partnership’s estimates, Miller Global could receive a disproportionately greater share of the cash proceeds from any such sale or winding up and the Operating Partnership’s share would be correspondingly lower.

Certain properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either the Operating Partnership or its joint venture partner if certain conditions are met as set forth in the respective joint venture agreement. The Operating Partnership’s partner in SF-HIW Harborview, LP has the right to puts its 80.0% equity interest in the partnership to the Operating Partnership in cash at anytime during the one-year period commencing on September 11, 2014. The value of the equity interest will be determined based upon the then fair market value of SF-HIW Harborview, LP assets and liabilities.

In connection with the November 26, 2002 disposition of 225,000 square feet of property, fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Operating Partnership agreed to guarantee any rent shortfalls and re-tenanting costs for a five year period of time from the date of sale. The Operating Partnership’s contingent liability as of March 31, 2003 is $19.5 million. Given this guarantee, the Operating Partnership deferred the gain of approximately $6.9 million, which will be recognized when the contingency period is concluded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report and is based primarily on the consolidated financial statements of the Operating Partnership.

Disclosure Regarding Forward-looking Statements

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading “Business.” You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•	speculative development activity by our competitors in our existing markets could result in an excessive supply of office, industrial and retail properties relative to customer demand;

•	the financial condition of our customers could deteriorate;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	we may not be able to lease or release space quickly or on as favorable terms as old leases;

•	an unexpected increase in interest rates would increase our debt service costs;

•	we may not be able to continue to meet our long-term liquidity requirements on favorable terms;

•	we could lose key executive officers; and

•	our southeastern and midwestern markets may suffer additional declines in economic growth.

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the cautionary statements we make in “Business—Risk Factors” set forth in our 2002 Annual Report.

Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

Overview

The Operating Partnership is managed by its general partner, the Company, a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since the Company’s initial public offering in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At March 31, 2003, we:

•	owned 494 in-service office, industrial and retail properties, encompassing approximately 37.2 million rentable square feet;

•	owned an interest (50.0% or less) in 78 in-service office and industrial properties, encompassing approximately 7.8 million rentable square feet and 418 apartment units;

•	owned 1,341 acres of undeveloped land suitable for future development;

•	were developing an additional four properties, which will encompass approximately 485,000 rentable square feet (including one property encompassing 285,000 rentable square feet that we are developing with a 50.0% joint venture partner).

The following summarizes our capital recycling program since the beginning of 2001:

	Three Months Ended March 31, 2003	Year Ended 2002	Year Ended 2001
Office, Industrial and Retail Properties:
(rentable square feet in thousands)
Dispositions	—	(2,270)	(268)
Contributions to Joint Ventures	—	—	(118)
Developments Placed In-Service	131	2,214	1,351
Redevelopment	(152)	(52)	—
Acquisitions	66	—	72

Net Change	45	(108)	1,037

Apartment Properties:
(in units)
Dispositions	—	—	(1,672)

In addition to the above capital recycling activity during the three months ended March 31, 2003 and the years ended December 31, 2002 and 2001, the Company repurchased $2.8 million, $4.8 million and $148.8 million of Common Stock and Common Units, and $18.5 million of Preferred Units during the year ended December 31, 2001. This represents aggregate repurchases of $174.9 million of Common Stock, Common Units and Preferred Units since January 1, 2001 through March 31, 2003.

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At March 31, 2003, the Company owned 88.6% of the Common Units in the Operating Partnership.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements contained elsewhere in this Quarterly Report. Our Consolidated Financial Statements include the accounts of the Operating Partnership and its majority-controlled affiliates. For a discussion of our accounting policies with respect to our investments in unconsolidated affiliates, see “—Investments in Joint Ventures.” The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from our estimates.

The estimates used in the preparation of our Consolidated Financial Statements are described in Note 1 to our Consolidated Financial Statements for the three months ended March 31, 2003. However, certain of our significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements. Management has reviewed our critical accounting policies and estimates with the audit committee of the Company’s board of directors and the Company’s independent auditors.

We consider our critical accounting policies to be those used in the determination of the reported amounts and disclosure related to the following:

•	Impairment of long-lived assets;

•	Allowance for doubtful accounts;

•	Capitalized costs;

•	Fair value of derivative instruments;

•	Rental revenue; and

•	Investments in joint ventures.

Impairment of long-lived assets.    Real estate and leasehold improvements are classified as long-lived assets held for sale or as long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we record assets held for sale at the lower of the carrying amount or fair value less cost to sell. The impairment loss is the amount by which the carrying amount exceeds the fair value less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered from their undiscounted future operating cash flows and we recognize an impairment loss to the extent we believe the carrying amount is not recoverable. Our estimates of the undiscounted future operating cash flows expected to be generated are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the undiscounted future operating cash flows estimated by us in our impairment analyses may not be achieved and we may be required to recognize future impairment losses on our properties.

Allowance for doubtful accounts.    Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is comprised primarily of rents and operating cost recoveries due from customers as well as accrued rental rate increases to be received over the life of the existing leases. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as the credit quality of our customers, delinquent payments, historical trends and current economic conditions. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions regarding the collectibility of accounts receivables prove incorrect, we could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of our allowance for doubtful accounts.

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

Fair value of derivative instruments.    In the normal course of business, we are exposed to the effect of interest rate changes. We limit our exposure by following established risk management policies and procedures including the use of derivatives. To mitigate our exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on our related debt. We are required to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Changes in fair value will affect either partners’ capital or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes.

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

Rental revenue.    Rental revenue is comprised of base rent; recoveries from customers which represent reimbursements for certain costs as provided in the lease agreements such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs, parking and other income and termination fees which relate to specific customers, each of whom has paid a fee to terminate its lease obligation before the end of the contracted term on the lease.

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

Investments in joint ventures.    As of March 31, 2003, our investments in unconsolidated affiliates consist of one corporation, eight limited liability companies, four limited partnerships and two general partnerships. We account for our investments in unconsolidated affiliates under the equity method of accounting as we exercise significant influence, but do not control these entities. Our unconsolidated corporation is controlled by an unrelated third party that owns more than 50.0% of the outstanding voting stock. We have a 50.0% or less ownership interest in the unconsolidated limited liability companies and, under the terms of the various operating agreements, do not have any participating rights. We have a 50.0% or less ownership interest in the unconsolidated limited partnerships and general partnerships. Although we have an interest in two unconsolidated general partnerships and are the general partner in three of the unconsolidated limited partnerships, under the terms of the various partnership agreements, we do not have control of the major operating and financial policies of these unconsolidated partnerships.

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

From time to time, we contribute real estate assets to an unconsolidated joint venture in exchange for a combination of cash and an equity interest in the venture. We record a partial gain on the contribution of the real estate assets to the extent of the third party investor’s interest and record a deferred gain to the extent of our continuing interest in the unconsolidated joint venture.

Results of Operations

As described in Note 6 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations if the properties were either sold during 2002 and 2003 or were held for sale at March 31, 2003 and met certain conditions as stipulated by Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” (“SFAS 144”). Accordingly, properties sold during 2002 that did not meet certain conditions as stipulated by SFAS 144 were not reclassified as discontinued operations.

The following table sets forth information regarding our results of operations for the three months ended March 31, 2003 and 2002 ($ in millions):

	Three Months Ended March 31,
	2003	2002	$ Change
Rental revenue	$109.0	$116.1	$(7.1)

Operating expenses:
Rental property	37.0	35.9	1.1
Depreciation and amortization	33.3	29.4	3.9
Interest expense:
Contractual	27.6	25.4	2.2
Amortization of deferred financing costs	0.6	0.3	0.3

	28.2	25.7	2.5
General and administrative	5.2	5.2	—

Total operating expenses	103.7	96.2	7.5

Other income:
Interest and other income	2.9	3.2	(0.3)
Equity in earnings of unconsolidated affiliates	1.7	2.5	(0.8)

	4.6	5.7	(1.1)

Income before gain/(loss) on disposition of land and depreciable assets and discontinued operations	9.9	25.6	(15.7)
Gain/(loss) on disposition of land	0.8	(0.2)	1.0
Gain on disposition of depreciable assets	—	1.2	(1.2)

Income from continuing operations	10.7	26.6	(15.9)

Discontinued operations:
Income from discontinued operations	2.6	4.4	(1.8)
Gain on sale of discontinued operations	(0.3)	—	(0.3)

	2.3	4.4	(2.1)

Net income	13.0	31.0	(18.0)
Distributions on preferred units	(7.7)	(7.7)	—

Net income available for unitholders	$5.3	$23.3	$(18.0)

Three Months Ended March 31, 2003.    Rental revenue from continuing operations decreased $7.1 million, or 6.1%, from $116.1 million for the three months ended March 31, 2002 to $109.0 million for the three months ended March 31, 2003. The decrease was primarily a result of a decrease in average occupancy rates from 87.5% for the three months ended March 31, 2002 to 81.7% for the three months ended March 31, 2003. These decreases are primarily a result of the rejection of two leases at December 31, 2002 by WorldCom in connection with its bankruptcy filing in 2002, encompassing 819,653 rentable square feet, resulting in a decrease in rental revenues of approximately $4.2 million, and a decrease in average occupancy of 2.2%. In addition, rental revenues from continuing operations decreased as a result of tenant rollover and early lease terminations at various properties where vacant space was not re-leased due to the lack of demand for office space coupled with an increasing supply of competitive space. During 2002 and the three months ended March 31, 2003, approximately 2.1 million square feet of development properties were placed in-service which have leased-up slower than expected and, as a result, have also adversely affected the occupancy of our overall portfolio. In addition, lease termination fees decreased $1.6 million for the three months ended March 31, 2002 to the three months ended March 31, 2003.

Same property rental revenue, generated from the 35.0 million square feet of 472 wholly-owned in-service properties on January 1, 2002, decreased $9.4 million or 8.1% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This decrease is primarily a result of lower same property average occupancy, which decreased from 89.5% in 2002 to 80.6% in 2003, and the rejection of two leases at December 31, 2002 by WorldCom encompassing 819,653 rentable square feet, resulting in a decrease in same property rental revenues of approximately $4.2 million.

During the three months ended March 31, 2003, 211 second generation leases representing 2.0 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 7.0% lower than the average rate per square foot on the expired leases.

Rental operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $1.1 million, or 3.1%, from $35.9 million for the three months ended March 31, 2002 to $37.0 million for the three months ended March 31, 2003. Rental operating expenses as a percentage of rental revenue increased from 30.9% for the three months ended March 31, 2002 to 33.9% for the three months ended March 31, 2003. The increase in these expenses as a percentage of revenue was a result of the decrease in rental revenue, primarily due to lower average occupancy and the rejection of two leases at December 31, 2002 by WorldCom encompassing 819,653 rentable square feet. These rejections resulted in a $4.2 million decrease in rental revenues for the three months ended March 31, 2003. In addition, those operating expenses that would have been paid by WorldCom if the leases were not rejected were paid by the Company and included in operating expenses during the three months ended March 31, 2003. In addition to the decrease of rental revenues, lower average occupancy and the impact of the rejection of WorldCom of two leases, in the three months ended March 31, 2003, increases in utilities, snow removal, repairs and maintenance and certain fixed operating expenses that do not vary with net changes in our occupancy percentage resulted in an increase in same property rental property expenses as a percentage of rental revenue from the three months ended March 31, 2002 to the three months ended March 31, 2003.

Same property rental property expenses, which are the expenses of the 472 wholly-owned in-service properties on January 1, 2002, increased $1.8 million, or 5.3%, for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. Same property rental property expenses as a percentage of related revenue increased 4.3% from 29.1% for the three months ended March 31, 2002 to 33.4% for the three months ended March 31, 2003. The increase in these expenses as a percentage of revenue was a result of the decrease in same property rental revenue, primarily due to lower average occupancy and the rejection of two leases as of December 31, 2002 by WorldCom encompassing 819,653 rentable square feet. These rejections resulted in a $4.2 million decrease in same property rental revenues for the three months ended March 31, 2003. In addition, those operating expenses that would have been paid by WorldCom if the leases were not rejected were paid by the Company and included in same property operating expenses during the three months ended March 31, 2003. In addition to the decrease of same property rental revenues, lower average occupancy and the impact of the rejection of WorldCom of two leases, in the three months ended March 31, 2003, increases in utilities, snow removal, repairs and maintenance and certain fixed operating expenses that do not vary with net changes in our occupancy percentage resulted in an increase in the same property rental property expenses from the three months ended March 31, 2002 to the three months ended March 31, 2003.

Depreciation and amortization from continuing operations for the three months ended March 31, 2003 and 2002 was $33.3 million and $29.4 million, respectively. The increase of $3.9 million, or 13.3%, was due to an increase in amortization related to leasing commissions and tenant improvement expenditures for properties placed in-service during 2002 and the three months ended March 31, 2003 and the write-off of deferred leasing costs for customers that vacate their space prior to lease expiration. These increases were partially offset by a decrease in depreciation for properties disposed of during 2002 that are not classified as discontinued operations in accordance with SFAS 144.

Interest expense from continuing operations increased $2.5 million, or 9.7%, from $25.7 million for the three months ended March 31, 2002 to $28.2 million for the three months ended March 31, 2003. The increase was primarily attributable to the decrease in capitalized interest for the three months ended March 31, 2003 and 2002, which was $365,880 and $4.0 million, respectively, and an increase in average interest rates from 6.9% in the first quarter of 2002 to 7.1% in the first quarter of 2003. Partly offsetting these increases was a decrease in the average outstanding debt balance from the first quarter of 2002 to the first quarter of 2003. Interest expense for the three months ended March 31, 2003 and 2002 included $625,897 and $338,950, respectively, of amortization of deferred financing costs.

General and administrative expenses as a percentage of total revenue, which includes rental revenue and interest and other income from both continuing and discontinued operations and equity in earnings of unconsolidated affiliates was 4.5% for the three months ended March 31, 2003 and 4.0% for the three months ended March 31, 2002. The increase of 0.5% was a result of the decrease in rental revenue from the three months ended March 31, 2002 to the three months ended March 31, 2003. In addition, included in this increase, was a nonrecurring compensation charge of $186,000 recorded during the three months ended March 31, 2002, which was related to the exercise of options.

Interest and other income from continuing operations decreased $331,849, or 9.4%, from $3.2 million for the three months ended March 31, 2002 to $2.9 million for the three months ended March 31, 2003. The decrease primarily resulted from a decrease in leasing and development fee income in the three months ended March 31, 2003.

Equity in earnings of unconsolidated affiliates decreased $775,268 from $2.5 million for the three months ended March 31, 2002 to $1.7 million for the three months ended March 31, 2003. The decrease was primarily a result of the decline in average occupancy rates for certain joint ventures from 94.7% in the three months ended March 31, 2002 to 90.4% in the three months ended March 31, 2003.

Gain/(loss) on disposition of land and depreciable assets decreased $60,611, or 6.5%, to $883,376 for the three months ended March 31, 2003 from $943,987 for the three months ended March 31, 2002. In the first quarter of 2003, the majority of the gain was comprised of a gain related to the disposition of 6.7 acres of land. In the first quarter of 2002, the majority of the gain was comprised of a gain related to the disposition of 128,000 square feet of office properties that did not meet certain conditions to be classified as discontinued operations as described in Note 6 of the Consolidated Financial Statements, offset by a loss related to the disposition of 50.8 acres of land.

In accordance with SFAS 144, we classified net income of $2.6 million and $4.4 million as discontinued operations for the three months ended March 31, 2003 and 2002, respectively, which pertained to 1.9 million square feet of property sold in 2002 and 2.5 million square feet of property held for sale at March 31, 2003. We also classified as discontinued operations for the three months ended March 31, 2003 a loss of $325,290 related to an impairment charge on two properties held for sale at March 31, 2003.

Known Trends Affecting Results of Operations

We expect our net income and funds from operations to be lower in 2003 than in 2002 due to the following factors:

•	lower occupancy;

•	lower first year cash rents;

•	additional asset sales;

•	the bankruptcy of two significant customers in 2002; and

•	general economic conditions in each of our primary markets.

In 2003, we expect occupancy to be lower than in 2002 primarily due to the leases rejected by WorldCom and US Airways and the general decline in employment rates in our markets. During the last nine months of 2003, the leases on approximately 4.4 million rentable square feet of space, or 14.2% of our portfolio, will expire. This square footage represented approximately 13.4% of our annualized revenue in 2003. As of April 24,

2003, approximately 31.8% of this space had been re-leased with existing customers or leased to new customers. Historically, we have renewed approximately 60.0%-75.0% of expiring leases with existing customers. We expect this re-leasing percentage to be lower during the remainder of 2003. In addition, we expect the average rental rate for expiring leases that have been renewed or released in the remainder of 2003 to be lower than in the previous twelve month period.

We do not anticipate that positive employment growth would lead to a corresponding increase in demand for office space in 2003. Improving employment in our markets will not necessarily result in positive space absorption because of the significant amount of under-utilized space and space available for sublease in our markets. Customers have indicated that they are, for the most part, unwilling to commit to space expansion plans until they have a better sense of the stability of the economic recovery in the U.S. and abroad.

In 2003, we expect to continue our capital recycling program of selectively disposing of non-core properties or other properties the sale of which can generate attractive returns. See “Liquidity and Capital Resources— Capital Recycling Program.” Although we intend to use the net proceeds from asset dispositions to repay debt, fund unitholder distributions and repurchase Common Units, any net decrease in our property portfolio generally tends to result in lower net income.

On July 21, 2002, WorldCom filed a voluntary petition with the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. As of the bankruptcy filing date, we had 17 leases encompassing 986,522 square feet in fifteen locations with WorldCom and its affiliates. These leases represented $17.9 million of annualized revenue and approximately 3.8% of our total annualized revenue. As of December 31, 2002, WorldCom rejected two leases encompassing 819,653 square feet with annualized revenue of approximately $14.9 million. In addition, effective May 1, 2003, WorldCom rejected an additional lease encompassing 21,806 square feet with annualized revenue of approximately $311,000.

We have filed a claim in connection with the rejected leases in the amount of $20.8 million. An additional claim will be filed relating to the lease rejected May 1, 2003, once the damages have been determined. Actual amounts to be received in satisfaction of these claims will be subject to WorldCom’s final plan of reorganization and the availability of funds to pay creditors.

In addition, there are 12 leases with WorldCom and its affiliates encompassing 38,624 square feet in our Miller Global (“MG-HIW, LLC”) joint venture. As of April 30, 2003, WorldCom rejected a MG-HIW, LLC lease encompassing 233 square feet with annualized revenue of approximately $2,100. A claim will be filed relating to this lease once the damages have been determined.

On August 11, 2002, US Airways Group, Inc. filed a voluntary petition with the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. As of the filing date, we had six leases with US Airways encompassing 414,059 square feet in Winston-Salem, North Carolina. These leases represented $6.9 million of annualized revenue and approximately 1.47% of our total annualized revenue. We entered into an agreement with US Airways that was approved by the United States Bankruptcy Court on February 21, 2003, whereby they will continue to lease 293,007 square feet of this space. Under this agreement, US Airways has rejected two leases encompassing 119,013 square feet with annualized revenue of approximately $3.1 million. One lease was rejected effective February 1, 2003 and the second was rejected effective April 1, 2003. Additionally, we have agreed to a $600,000 reduction in annual rent on one lease, encompassing 81,220 square feet and expiring on December 31, 2007, for the remaining term of the lease.

On March 31, 2003, US Airways Group, Inc. announced that it had satisfied the conditions needed to emerge from Chapter 11 bankruptcy protection. As a result of their emergence, the remaining 2,039 square foot retail lease was accepted.

We cannot provide any assurance that we will be able to re-lease rejected space quickly or on as favorable terms.

Liquidity and Capital Resources

Statement of Cash Flows.    The following table sets forth the changes in the Operating Partnership’s cash flows from the first three months of 2003 as compared to the first three months of 2002 ($ in thousands):

	Three Months Ended March 31,
	2003	2002	Change
Cash Provided By Operating Activities	$38,795	$41,688	$(2,893)
Cash Provided By/(Used In) Investing Activities	(20,358)	8,534	(28,892)
Cash Used in Financing Activities	(10,859)	(47,753)	36,894

Total Cash Flows	$7,578	$2,469	$5,109

Cash provided by operating activities was $38.8 million for the three months ended March 31, 2003 and $41.7 million for the three months ended March 31, 2002. The decrease of $2.9 million was primarily a result of a decrease in average occupancy rates for our wholly-owned portfolio and a net decrease in our portfolio as a result of our capital recycling program. In addition, the level of net cash provided by operating activities is affected by the timing of receipt of revenue and payment of expenses.

Cash used in investing activities was $20.4 million for the three months ended March 31, 2003 and cash provided by investing activities was $8.5 million for the three months ended March 31, 2002. The decrease of $28.9 million was primarily a result of a decrease in proceeds from dispositions of real estate assets of approximately $21.1 million for the three months ended March 31, 2003 and an increase in additions to real estate assets of approximately $13.3 million for the three months ended March 31, 2003, partly offset by an increase in distributions and other investing activities of $5.9 million.

Cash used in financing activities was $10.9 million for the three months ended March 31, 2003 and $47.8 million for the three months ended March 31, 2002. The decrease was primarily a result of a decrease of $33.8 million in net repayments on the unsecured revolving loan, mortgages and notes payable for the three months ended March 31, 2003.

Capitalization.    Our total indebtedness at March 31, 2003 was $1.5 billion and was comprised of $641.3 million of secured indebtedness with a weighted average interest rate of 7.5% and approximately $897.5 million of unsecured indebtedness with a weighted average interest rate of 6.9%. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Current and Future Cash Needs.”

The following table sets forth the principal payments due on our mortgages and notes payable as of March 31, 2003 ($ in thousands):

	Total	Within 1 Year	Within 2 Years	Within 3 Years	Within 4 Years	Within 5 Years	Thereafter
Fixed Rate Debt:
Unsecured:
Put Option Notes (1)	$100,000	$—	$—	$—	$—	$—	$100,000
Notes	706,500	246,500	—	—	110,000	100,000	250,000
Secured:
Mortgages and loans payable	637,095	12,163	54,142	40,300	76,271	15,799	438,420

Total Fixed Rate Debt	1,443,595	258,663	54,142	40,300	186,271	115,799	788,420

Variable Rate Debt:
Unsecured:
Term Loan	20,000	—	—	20,000	—	—	—
Revolving Loan	71,000	71,000	—	—	—	—	—
Secured:
Mortgage loan payable	4,240	244	269	281	294	3,152	—

Total Variable Rate Debt	95,240	71,244	269	20,281	294	3,152	—

Total Long Term Debt	$1,538,835	$329,907	$54,411	$60,581	$186,565	$118,951	$788,420

(1)	On June 24, 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 (“X-POS”), which represent fractional undivided beneficial interest in the trust. The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the “Put Option Notes”), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on such Put Option Notes will be 6.39% plus the applicable spread determined as of June 15, 2004. In connection with the initial issuance of the Put Option Notes, a counter party was granted an option to purchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount. If the counter party elects not to exercise this option, the Operating Partnership would be required to repurchase the Put Option Notes from the Trust on June 15, 2004 at 100.0% of the principal amount plus accrued and unpaid interest.

Secured Indebtedness

The mortgage and loans payable and the secured revolving loan were secured by real estate assets with an aggregate carrying value of approximately $1.1 billion at March 31, 2003.

On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities (“MOPPRS”) due February 1, 2013. The MOPPRS bore an interest rate of 6.835% from the date of issuance through January 31, 2003. On January 31, 2003, the interest rate was changed to 8.975% pursuant to the interest rate reset provisions of the MOPPRS. On February 3, 2003, the Operating Partnership repurchased 100.0% of the principal amount of the MOPPRS from the sole holder thereof in exchange for a secured note in the principal amount of $142.8 million. The secured note bears interest at a fixed rate of 6.03% and has a maturity date of February 28, 2013.

Unsecured Indebtedness

The Operating Partnership’s unsecured notes of $806.5 million bear fixed interest rates ranging from 6.75% to 8.125%, with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the Put Option Notes, are redeemable at any time prior to maturity at our option, subject to certain conditions including the payment of make-whole amounts.

We currently have a $300.0 million unsecured revolving loan (with $71.0 million outstanding for the Operating Partnership and an additional $22.5 million outstanding for the Company at March 31, 2003) that matures in December 2003. Our unsecured revolving loan also includes a $150.0 million competitive sub-facility. Depending upon the corporate credit ratings assigned to us from time to time by the various rating agencies, our unsecured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.70% to 1.55%. We currently have a credit rating of BBB- assigned by Standard & Poor’s, a credit rating of BBB- assigned by Fitch Inc. and a credit rating of Baa3 assigned by Moody’s Investor Service. As a result, interest currently accrues on borrowings under our unsecured revolving loan at an average rate of LIBOR plus 95 basis points. We cannot provide any assurances that these rating agencies will not change our credit ratings. If any of our credit ratings are lowered, the interest rate on borrowings under our revolving loan would be automatically increased. In addition, we are currently required to pay an annual facility fee equal to 0.20% of the total commitment under the unsecured revolving loan.

The terms of the revolving loan and the indenture that governs our outstanding notes require us to comply with certain operating and financial covenants and performance ratios. We are currently in compliance with all such requirements. Although we expect to remain in compliance with the covenants and ratios under our revolving loans for at least the next several quarters, depending upon our future operating performance, we cannot assure you that we will continue to be in compliance. We are currently negotiating with our lenders a replacement of our current unsecured revolving loan, which expires in December 2003, with a new unsecured revolving loan that would contain less-restrictive covenants. However, we cannot assure you that we will be able to obtain such new financing on acceptable terms, if at all.

The following table sets forth more detailed information about the Company’s ratio and covenant compliance under the Company’s unsecured revolving loan as of March 31, 2003. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our revolving loan, including definitions of certain relevant terms, see the credit agreement governing our revolving loan which is incorporated by reference in our 2002 Annual Report as Exhibit 10.13, and the various amendments to the credit agreement included in this Quarterly Report.

March 31, 2003
Total Liabilities Less Than or Equal to 55% of Total Assets	52.2%
Unencumbered Assets Greater Than or Equal to 2 times Unsecured Debt	2.28
Secured Debt Less Than or Equal to 30% of Total Assets	23.5%
Adjusted EBDITA Greater Than 2.25 times Interest Expense	2.40
Adjusted EBDITA Greater Than 1.60 times Fixed Charges	1.79
Adjusted NOI Unencumbered assets Greater Than 2.25 times Interest on Unsecured Debt	2.77
Tangible Net Worth Greater Than $1.625 Billion	$1.7 billion
Restricted payments, including distributions to shareholders, Less Than or Equal to 95% of CAD	51.2%

The following table sets forth more detailed information about the Operating Partnership’s ratio and covenant compliance under the Operating Partnership’s indenture as of March 31, 2003. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our indenture, including definitions of certain relevant terms, see the indenture governing our unsecured notes which is incorporated by reference in our Annual Report as Exhibit 4.2.

March 31, 2003
Overall Debt Less Than or Equal to 60% of Adjusted Total Assets	40.2%
Secured Debt Less Than or Equal to 40% of Adjusted Total Assets	16.8%
Income Available for debt service Greater Than 1.50 times Annual Service Charge	3.0
Total Unencumbered Assets Greater Than 200% of Unsecured Debt	307.0%

Current and Future Cash Needs.    Historically, rental revenue has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, unitholder distributions, any guarantee obligations and ordinary course capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. We presently have no plans for major capital improvements to the existing properties except for the $14 million renovation of Tampa Bay Park and the $9.1 million general and non-recurring renovations at Country Club Plaza. In addition, we could incur tenant improvements and lease commissions related to any releasing of space previously leased by WorldCom and US Airways and the redevelopment of the EPA site in Research Commons.

In addition to the requirements discussed above, our short-term (within the next 12 months) liquidity requirements also include the funding of our existing development activity and first generation tenant improvements and lease commissions on properties placed in-service that are not fully leased. We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and the following:

•	borrowings under our unsecured revolving loan (up to $204.9 million of availability as of April 14, 2003);

•	the selective disposition of non-core assets or other assets the sale of which can generate attractive returns;

•	the sale or contribution of some of our wholly-owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions; and

•	the issuance of secured debt (at March 31, 2003, we had $2.5 billion of unencumbered real estate assets at cost).

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

We anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership’s ability to make distributions to unitholders and satisfy other cash payments may be adversely affected.

Commitments and Contingencies.    In connection with several of our joint venture partners with unaffiliated parties, we have agreed to guarantee rent shortfalls and re-tenanting costs for certain properties contributed or sold to the joint ventures during 1999, 2000 and 2002. As of March 31, 2003, we have $17.9 million accrued for obligations related to these agreements. We believe that our estimates related to these agreements are adequate. However, if our assumptions and estimates are incorrect future losses may occur.

In addition, we guaranteed our 80.0% partner in MG-HIW, LLC joint venture, Miller Global, a minimum internal rate of return on $50.0 million of their equity investment in the joint venture’s Orlando assets. If the minimum internal rate of return is not achieved upon the sale of these assets or winding up of the joint venture, Miller Global would receive a disproportionate share of the cash proceeds related to the Orlando assets. Based upon the current and forecasted operating performance of these assets and our estimate of their residual value, the estimated internal rate of return for Miller Global with respect to their Orlando equity is not less than the minimum required return. As a result, we do not currently expect that our interest in the joint venture will be adjusted upon the sale of the subject assets or the winding up of the joint venture as a result of the internal rate of return guarantee. However, if the operating performance of the assets and/or the residual value were to be lower than our estimates, Miller Global could receive a disproportionately greater share of the cash proceeds from any such sale of winding up and our share would be correspondingly lower.

Certain properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either the Operating Partnership or our joint venture partner if certain conditions are met as set forth in the respective joint venture agreement. Our partner in SF-HIW Harborview, LP has the right to put its 80.0% equity interest in the partnership to us in cash at anytime during the one-year period commencing on September 11, 2014. The value of the equity interest will be determined based upon the then fair market value of SF-HIW Harborview, LP assets and liabilities.

In connection with the November 26, 2002 disposition of 225,000 square feet of property, fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., we agreed to guarantee any rent shortfalls and re-tenanting cost for a five-year period of time from date of sale. Our contingent liability as of March 31, 2003 is $19.5 million. Given this guarantee, we deferred the gain of approximately $6.9 million, which will be recognized when the contingency period is concluded.

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

The following tables set forth information regarding our joint venture activity as recorded on the respective joint venture’s books at March 31, 2003 and December 31, 2002 ($ in thousands):

		March 31, 2003				December 31, 2002
	Percent Owned	Total Assets	Debt		Total Liabilities	Total Assets	Debt	Total Liabilities
Balance Sheet Data:
Board of Trade Investment Company	49.00%	$7,874	$877		$1,059	$7,778	$919	$1,071
Dallas County Partners	50.00%	41,821	38,685		41,144	44,128	38,904	41,285
Dallas County Partners II	50.00%	18,469	23,317		24,371	18,900	23,587	24,874
Fountain Three	50.00%	34,490	30,706		32,536	37,159	30,958	32,581
RRHWoods, LLC	50.00%	80,939	66,668		69,617	82,646	68,561	71,767
Schweiz-Deutschland-USA DreilanderBeteiligung Objekt DLF 98/29-Walker Fink-KG	22.81%	140,189	67,973		70,040	141,147	68,209	70,482
Dreilander-Fonds 97/26 and 99/32	42.93%	118,313	59,527		62,631	119,134	59,688	62,601
Highwoods-Markel Associates, LLC	50.00%	15,464	11,625		12,029	16,026	11,625	12,583
MG-HIW, LLC	20.00%	353,367	242,240		249,218	355,102	242,240	249,340
MG-HIW Peachtree Corners III, LLC	50.00%	5,041	4,158	(1)	4,089	3,809	2,494	2,823
MG-HIW Rocky Point, LLC	50.00%	—	—		—	—	—	—
MG-HIW Metrowest I, LLC	50.00%	1,601	—		7	1,601	—	3
MG-HIW Metrowest II, LLC	50.00%	9,671	5,471	(2)	5,720	9,600	5,372	5,540
Concourse Center Associates, LLC	50.00%	14,623	9,819		10,041	14,896	9,859	10,193
Plaza Colonnade, LLC	50.00%	6,309	626	(3)	672	3,591	—	3
SF-HIW Harborview, LP	20.00%	40,609	22,800		24,567	41,134	22,800	25,225

Total		$888,780	$584,492		$607,741	$896,651	$585,216	$610,371

(1)	Amount represents total draws at March 31, 2003 on a construction loan made to this joint venture by an affiliate of the Company with an interest rate of LIBOR plus 200 basis points due July 2003.
(2)	In January of 2002, Metrowest II, LLC signed a $7.4 million construction loan to fund the development of this property of which $5.5 million is outstanding at March 31, 2003. The Operating Partnership has guaranteed 50.0% of this loan subject to a prorata indemnity from the Operating Partnership’s joint venture partner.
(3)	On February 12, 2003, Plaza Colonnade, LLC signed a $61.4 million construction loan to fund the development of this property. The loan requires that the joint venture invest $8.4 million, $4.2 million of which will be the Operating Partnership’s share. The Operating Partnership and its partners in this joint venture have guaranteed 50.0% of the loan (see note 7).

The following table sets forth information regarding our joint venture activity as recorded on the respective joint venture’s books during the three months ended March 31, 2003 and 2002 ($ in thousands):

		March 31, 2003					March 31, 2002
	Percent Owned	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)
Income Statement Data:
Board of Trade Investment Company	49.00%	$608	$395	$17	$100	$96	$676	$396	$20	$79	$181
Dallas County Partners	50.00%	2,411	1,410	695	472	(166)	2,865	1,257	663	546	399
Dallas County Partners II	50.00%	1,566	689	599	206	72	1,544	670	625	265	(16)
Fountain Three	50.00%	1,763	760	572	356	75	1,747	609	518	323	297
RRHWoods, LLC	50.00%	3,507	1,791	673	835	208	3,495	1,615	713	999	168
Schweiz-Deutschland-USA DreilanderBeteiligung Objekt DLF 98/29-Walker Fink-KG	22.81%	4,643	1,348	1,153	862	1,280	5,106	1,319	1,169	841	1,777
Dreilander-Fonds 97/26 and 99/32	42.93%	4,182	1,123	1,152	1,001	906	4,193	1,054	1,160	1,159	820
Highwoods-Markel Associates, LLC	50.00%	812	438	238	143	(7)	798	416	238	137	7
MG-HIW, LLC	20.00%	12,292	4,386	2,328	2,344	3,234	13,614	4,294	2,770	2,022	4,528
MG-HIW Peachtree Corners III, LLC	50.00%	34	25	25	19	(35)	—	—	—	—	—
MG-HIW Rocky Point, LLC	50.00%	—	—	—	—	—	725	270	79	91	285
MG-HIW Metrowest I, LLC	50.00%	—	8	—	—	(8)	—	2	—	—	(2)
MG-HIW Metrowest II, LLC	50.00%	123	109	44	79	(109)	61	67	—	66	(72)
Concourse Center Associates, LLC	50.00%	526	138	173	76	139	531	132	157	76	166
Plaza Colonnade, LLC	50.00%	4	—	1	—	3	—	—	—	—	—
SF-HIW Harborview, LLC	20.00%	1,419	408	351	217	443	—	—	—	—	—

Total		$33,890	$13,028	$8,021	$6,710	$6,131	$35,355	$12,101	$8,112	$6,604	$8,538

As of March 31, 2003, our joint ventures had approximately $584.5 million of outstanding debt. The following table sets forth the principal payments due on that outstanding long-term debt as recorded on the respective joint venture’s books at March 31, 2003 ($ in thousands):

	Percent Owned	Total		Within 1 Year	Within 2 Years	Within 3 Years	Within 4 Years	Within 5 Years	Thereafter
Board of Trade Investment Company	49.00%	$877		$129	$184	$198	$214	$152	$—
Dallas County Partners	50.00%	38,685		931	1,001	1,535	3,949	15,764	15,505
Dallas County Partners II	50.00%	23,317		1,151	1,274	1,410	1,561	1,727	16,194
Fountain Three	50.00%	30,706		1,052	1,129	1,213	1,303	6,892	19,117
RRHWoods, LLC	50.00%	66,668		387	413	442	471	4,258	60,697
Schweiz-Deutschland-USA DreilanderBeteiligung Objekt DLF 98/29-Walker Fink-KG	22.81%	67,973		732	1,035	1,107	1,185	1,268	62,646
Dreilander-Fonds 97/26 and 99/32	42.93%	59,527		500	714	770	831	897	55,815
Highwoods-Markel Associates, LLC	50.00%	11,625		62	100	111	120	130	11,102
MG-HIW, LLC	20.00%	242,240		—	—	242,240	—	—	—
MG-HIW Peachtree Corners III, LLC	50.00%	4,158	(1)	4,158	—	—	—	—	—
MG-HIW Metrowest I, LLC	50.00%	—		—	—	—	—	—	—
MG-HIW Metrowest II, LLC	50.00%	5,471	(2)	—	5,471	—	—	—	—
Concourse Center Associates, LLC	50.00%	9,819		124	176	189	202	217	8,911
Plaza Colonnade, LLC	50.00%	626	(3)	—	—	—	626	—	—
SF-HIW Harborview, LP	20.00%	22,800		—	—	—	—	183	22,617

Total		$584,492	(4)	$9,226	$11,497	$249,215	$10,462	$31,488	$272,604

(1)	Amount represents total draws at March 31, 2003 on a construction loan made to this joint venture by an affiliate of the Operating Partnership with an interest rate of LIBOR plus 200 basis points due July 2003.
(2)	In January of 2002, Metrowest II, LLC signed a $7.4 million construction loan to fund the development of this property of which $5.5 million is outstanding at March 31, 2003. The Operating Partnership has guaranteed 50.0% of this loan subject to a prorata indemnity from the Operating Partnership’s joint venture partner.

(3)	On February 12, 2003, Plaza Colonnade, LLC signed a $61.4 million construction loan to fund the development of a property. The loan requires that the joint venture invest $8.4 million, $4.2 million of which will be the Operating Partnership’s share. The Operating Partnership and its partners in this joint venture have each guaranteed 50.0% of the loan. As of March 31, 2003, Plaza Colonnade, LLC has borrowed $625,682 under this loan.
(4)	All of this joint venture debt is non-recourse to us except in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and those guarantees and loans described in the footnotes above.

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

The interest rate on all of our variable rate debt is adjusted at one- to three- month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. No payments were received or made to counterparties under interest rate hedge contracts during the three months ended March 31, 2003.

Common Unit Repurchase Program.    As of April 25, 2003, we repurchased a total of 167,644 Common Units at a weighted average price of $21.57 per unit. Since commencement of our initial share repurchase program in December 1999, we have repurchased 11.6 million shares of common stock and common units at a weighted average price of $24.18 per share/unit for a total purchase price of $281.6 million. On April 25, 2001, we announced that the Company’s Board of Directors authorized the repurchase of up to an additional 5.0 million shares of Common Stock and Common Units. On April 24, 2003, we announced that the Company’s Board of Directors authorized the repurchase of up to an additional 2.5 million shares of Common Stock and Common Units. As a result, we have 5.9 million shares/units remaining under our authorized share/unit repurchase program.

Capital Recycling Program.    In 2003, we expect to continue our capital recycling program of selectively disposing of non-core properties or other properties the sale of which can generate attractive returns. At March 31, 2003, we had 2.5 million square feet of office properties and 187.6 acres of land under letter of intent or contract for sale in various transactions with a carrying value of $116.8 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during 2003. However, we can provide no assurance that all or parts of these transactions will be consummated.

We expect to use substantially all of the net proceeds from our disposition activity for one or all of the following purposes:

•	reduce our outstanding debt;

•	pay unitholder distributions; or

•	repurchase Common Units subject to the factors discussed above under “—Common Unit Repurchase Program.”

Impact of Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which changes the accounting for, and disclosure of, certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require us to make payments to a guaranteed third-party based on changes in underlying asset, liability, or an equity security of guaranteed party.

In accordance with FIN 45, the Company has included $1.7 million in other liabilities and adjusted the investment in unconsolidated affiliates by $1.7 million on its consolidated balance sheet at March 31, 2003 related to two separate guarantees of a construction loan agreement and a construction completion agreement entered into by the Plaza Colonnade LLC. joint venture, in which the Company is a 50.0% owner. The term of the construction loan agreement is February 2003 through February 14, 2006, with two one year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be complete by December 15, 2005. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture was unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, the Company would be required, under the terms of the agreements, to repay the outstanding balance under the construction loan and complete the construction of the office building. The maximum potential amount of future payments by the Company under these agreements is $33.4 million.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. On January 1, 2003, we adopted the fair value recognition provision prospectively for all awards granted after January 1, 2003. Under this provision, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant and is recognized on a straight-line basis over the option vesting period. Prior to 2003, we accounted for stock options under this plan under the recognition and measurement of provision of APB Option 25 “Accounting for Stock Issued to Employees and Related Interpretations.”

In accordance with SFAS 148, we have included in general and administrative expenses in our consolidated statement of income for the three months ended March 31, 2003 $6,437 of amortization related to the vesting of stock options granted during the three months ended March 31, 2003. In addition, we have included in partners’ capital in our consolidated balance sheet at March 31, 2003 the total grant value of $308,985 as deferred compensation. See note 7 to our consolidated financial statements for further discussion on the accounting for our stock-based compensation costs.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights, and to determine when and which business enterprise should consolidate the variable interest entities (the “primary beneficiary”). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. In addition, FIN 46 requires additional disclosures. We are assessing the impact of this interpretation on our accounting for investments in unconsolidated joint ventures.

Funds From Operations and Cash Available for Distributions

We consider funds from operations (“FFO”) and cash available for distributions (“CAD”) to be a useful financial performance measure of the operating performance of an equity REIT because, together they provide investors with an additional basis to evaluate the ability of a REIT to incur and service debt, fund acquisitions and other capital expenditures and pay unitholder distributions. FFO and CAD do not represent net income or cash flows from operating, investing or financing activities as defined by GAAP. They should not be considered as alternatives to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. FFO and CAD do not measure whether cash flow is sufficient to fund all cash needs, including principal amortization, capital improvements and distributions to unitholders.

Further, FFO as disclosed by other REITs may not be comparable to our calculation of FFO, as described below.

Our calculation of FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), is as follows:

•	Net income (loss)—computed in accordance with GAAP;

•	Less gains (or plus losses) from sales of depreciable operating properties and items that are classified as extraordinary items under GAAP;

•	Plus depreciation and amortization of assets uniquely significant to the real estate industry; and

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

In addition, our calculation of FFO includes the add back of the amortization of net intangible leases related to SFAS 141, as this amount does not impact the comparative measurement of our operating performance.

CAD is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space. In addition, CAD includes both recurring and nonrecurring operating results. As a result, nonrecurring items that are not defined as “extraordinary” under GAAP are reflected in the calculation of CAD.

FFO and CAD for the three months ended March 31, 2003 and 2002 are summarized in the following table ($ in thousands):

	Three Months Ended March 31,
	2003	2002
Funds from Operations:
Income before gain/(loss) on disposition of land and depreciable assets and discontinued operations (1)	$9,852	$25,649
Add/(Deduct):
Distributions to preferred unitholders	(7,713)	(7,713)
Gain/(loss) on disposition of land	863	(232)
Depreciation and amortization	33,286	29,354
Amortization of net intangible leases	43	—
Unconsolidated affiliates:
Depreciation	2,280	2,384
Discontinued operations (2):
Depreciation and amortization	—	2,006
Income	2,323	4,434

Funds from operations	$40,934	$55,882
Cash Available for Distribution:
Add/(Deduct):
Rental income from straight-line rents	$(1,685)	$(2,367)
Nonrecurring compensation expense	—	186
Amortization of deferred financing costs	626	339
Non-incremental revenue generating capital expenditures:
Building improvements paid	(2,791)	(751)
Second generation tenant improvements paid	(4,488)	(3,531)
Second generation lease commissions paid	(3,368)	(2,610)

	(10,647)	(6,892)

Cash available for distribution	$29,228	$47,148

Per common unit-diluted:
Funds from operations	$0.68	$0.93

Distributions paid	$0.585	$0.585

Distributions payout ratios:
Funds from operations	86.0%	62.9%

Cash available for distribution	119.9%	74.9%

Weighted average common units outstanding—basic	59,904	59,840

Weighted average common units outstanding—diluted	59,952	60,338

(1)	Reconciliation of Net Income to Income before gain/(loss) on disposition of land and depreciable assets and discontinued operations:

Net Income	$13,058	$31,027
Add/Deduct (gain)/loss on disposition of land	(863)	232
Deduct gain on disposition of depreciable assets	(20)	(1,176)
Add back loss on sale of discontinued ops	325	—
Deduct income from discontinued ops	(2,648)	(4,434)

Income before gain/(loss) on disposition of land and depreciable assets and discontinued operations	$9,852	$25,649

(2)	For further discussion related to discontinued operations, see Note 6 of the Consolidated Financial Statements.

Property Information

The following table sets forth certain information with respect to our wholly owned in-service and development properties (excluding apartment units) as of March 31, 2003 and 2002:

	March 31, 2003		March 31, 2002
	Rentable Square Feet	Percent Leased/ Pre-Leased	Rentable Square Feet	Percent Leased/ Pre-Leased
In-Service
Office	25,387,000	80.9%	25,214,000	89.0%
Industrial	10,243,000	86.8	10,607,000	84.3
Retail (1)	1,527,000	96.5	1,651,000	96.0

Total	37,157,000	83.2%	37,472,000	88.0%

Development Completed—Not Stabilized
Office	100,000	42.0%	1,472,000	51.3%
Industrial	60,000	50.0	136,000	29.4
Retail	—	—%	20,000	90.0

Total	160,000	45.0%	1,628,000	49.9%

In-Process
Office	40,000	0.0%	415,000	85.5%

Total
Office	25,527,000		27,101,000
Industrial	10,303,000		10,743,000
Retail	1,527,000		1,671,000

Total	37,357,000		39,515,000

(1)	Excludes basement space in the Country Club Plaza property of 527,000 square feet.

The following table sets forth information concerning the 20 largest customers of our wholly-owned properties as of March 31, 2003 ($ in thousands):

Customers	Number of Leases	Rentable Square Feet	Annualized Rental Revenue (1)	Percent of Annualized Rental Revenue (1)	Average Remaining Lease Term in Years
			($ in thousands)
Federal Government	62	621,613	$12,678	2.91%	5.3
AT&T	8	617,477	11,536	2.65	4.7
Price Waterhouse Coopers	6	297,795	6,879	1.58	7.1
State of Georgia	10	356,993	6,783	1.56	5.8
Capital One Services	6	361,968	6,344	1.46	5.7
Sara Lee	10	1,230,534	4,605	1.06	2.1
IBM	7	215,737	4,574	1.05	2.5
Bell South	10	188,202	3,939	0.90	1.1
Northern Telecom	1	246,000	3,651	0.84	4.9
WorldCom and Affiliates	15	166,869	3,257	0.75	2.8
US Airways	6	328,046	3,215	0.74	4.7
Volvo	6	252,717	3,169	0.73	6.3
Lockton Companies	1	127,485	3,159	0.73	11.9
Hartford Insurance	6	134,021	2,904	0.67	3.0
Bank of America	22	145,668	2,863	0.66	2.2
Business Telecom	4	147,379	2,848	0.65	2.2
T-Mobile USA	3	120,561	2,791	0.64	3.3
BB&T	7	172,662	2,484	0.57	7.5
Carlton Fields	2	95,771	2,429	0.56	1.3
Ikon	7	181,361	2,409	0.55	4.6

Total	199	6,008,859	$92,517	21.26%	4.7

(1)	Annualized Rental Revenue is March 2003 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

As of March 31, 2003, we were developing two suburban office properties and one industrial property totaling 200,000 rentable square feet. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with a joint venture partner one additional property totaling 285,000 rentable square feet. At March 31, 2003, this one development project had an aggregate anticipated total investment of $69.7 million and was 59.0% pre-leased.

In-Process

Name	Market	Building Type (1)	Rentable Square Feet	Anticipated Total Investment	Investment at 3/31/03	Pre-Leasing Percentage	Estimated Completion Date	Estimated Stabilization Date
	($ in thousands)
Office:
Catawba (2)	Research Triangle	O	40,000	$4,030	$3,322	0%	2Q03	2Q04
801 Raleigh Corporate Center (3)	Research Triangle	O	100,000	12,016	10,180	42%	4Q02	2Q04
Tradeport V (3)	Atlanta	I	60,000	2,913	2,670	50%	4Q02	4Q03

Total or Weighted Average			200,000	$18,959	$16,172	36%

(1)	O = Office

I = Industrial

(2)	Redevelopment project in process.
(3)	Completed but not stabilized properties, which contributed $186,000 in Net Operating Income (Property Revenue—Property Expenses) in the first quarter of 2003.

The following table sets forth certain information about leasing activities at our wholly owned in-service properties for the three months ended March 31, 2003 and December 31, September 30, June 30 and March 31, 2002.

	Office Lease Statistics Three Months Ended
	3/31/03	12/31/02	9/30/02	6/30/02	3/31/02	Average
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases)	166	194	184	162	110	163
Rentable square footage leased	1,081,692	1,035,837	882,115	874,467	417,102	858,243
Average per rentable square foot over the lease term:
Base rent	$16.08	$17.38	$17.26	$16.86	$16.83	$16.88
Tenant improvements	(0.85)	(1.58)	(1.06)	(0.86)	(0.98)	(1.07)
Leasing commissions	(0.54)	(0.65)	(0.60)	(0.56)	(0.78)	(0.63)
Rent concessions	(0.14)	(0.43)	(0.22)	(0.14)	(0.15)	(0.22)

Effective rent	$14.55	$14.72	$15.38	$15.30	$14.92	$14.96
Expense stop (1)	(4.76)	(5.08)	(5.54)	(5.17)	(5.17)	(5.14)

Equivalent effective net rent	$9.79	$9.64	$9.84	$10.13	$9.75	$9.82

Average term in years	3.5	4.2	3.6	4.1	4.1	3.9

Rental Rate Trends:
Average final rate with expense pass-throughs	$16.48	$17.64	$18.05	$16.85	$16.45	$17.09
Average first year cash rental rate	$15.24	$16.45	$16.20	$16.06	$15.84	$15.96

Percentage (decrease)/increase	(7.5)%	(6.8)%	(10.2)%	(4.7)%	(3.8)%	(6.6)%

Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
Total dollars committed under signed leases	$4,474,184	$8,004,279	$4,396,259	$3,481,988	$2,031,231	$4,477,588
Rentable square feet	1,081,692	1,035,837	882,115	874,467	417,102	858,243

Per rentable square foot	$4.14	$7.73	$4.98	$3.98	$4.87	$5.22

Leasing Commissions:
Total dollars committed under signed leases	$1,658,231	$2,255,691	$1,352,691	$1,272,854	$984,220	$1,504,737
Rentable square feet	1,081,692	1,035,837	882,115	874,467	417,102	858,243

Per rentable square foot	$1.53	$2.18	$1.53	$1.46	$2.36	$1.75

Total:
Total dollars committed under signed leases	$6,132,415	$10,259,970	$5,748,950	$4,754,842	$3,015,451	$5,982,325
Rentable square feet	1,081,692	1,035,837	882,115	874,467	417,102	858,243

Per rentable square foot	$5.67	$9.91	$6.52	$5.44	$7.23	$6.97

(1)	“Expense stop” represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

	Industrial Lease Statistics Three Months Ended
	3/31/03	12/31/02	9/30/02	6/30/02	3/31/02	Average
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases)	35	45	45	32	15	34
Rentable square footage leased	857,482	530,945	593,188	1,005,765	78,844	613,245
Average per rentable square foot over the lease term:
Base rent	$3.70	$4.45	$4.37	$3.58	$6.95	$4.61
Tenant improvements	(0.32)	(0.51)	(0.23)	(0.29)	(1.10)	(0.49)
Leasing commissions	(0.11)	(0.12)	(0.14)	(0.14)	(0.21)	(0.14)
Rent concessions	(0.01)	(0.09)	(0.02)	(0.03)	—	(0.03)

Effective rent	$3.26	$3.73	$3.98	$3.12	$5.64	$3.95
Expense stop (1)	(0.25)	(0.32)	(0.39)	(0.09)	(0.72)	(0.35)

Equivalent effective net rent	$3.01	$3.41	$3.59	$3.03	$4.92	$3.60

Average term in years	2.6	3.8	1.6	6.3	4.1	3.7

Rental Rate Trends:
Average final rate with expense pass-throughs	$4.03	$4.93	$4.63	$3.61	$6.99	$4.84
Average first year cash rental rate	$3.66	$4.28	$4.33	$3.53	$6.69	$4.50

Percentage (decrease)/increase	(9.3)%	(13.1)%	(6.3)%	(2.2)%	(4.2)%	(7.0)%

Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
Total dollars committed under signed leases	$791,737	$1,172,142	$522,115	$2,088,547	$386,263	$992,161
Rentable square feet	857,482	530,945	593,188	1,005,765	78,844	613,245

Per rentable square foot	$0.92	$2.21	$0.88	$2.08	$4.90	$1.62

Leasing Commissions:
Total dollars committed under signed leases	$178,385	$199,076	$141,694	$797,939	$44,100	$272,239
Rentable square feet	857,482	530,945	593,188	1,005,765	78,844	613,245

Per rentable square foot	$0.21	$0.37	$0.24	$0.79	$0.56	$0.44

Total:
Total dollars committed under signed leases	$970,122	$1,371,218	$663,809	$2,886,486	$430,363	$1,264,400
Rentable square feet	857,482	530,945	593,188	1,005,765	78,844	613,245

Per rentable square foot	$1.13	$2.58	$1.12	$2.87	$5.46	$2.06

(1)	“Expense stop” represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

	Retail Lease Statistics Three Months Ended
	3/31/03	12/31/02	9/30/02	6/30/02	3/31/02	Average
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases)	10	18	13	13	12	13
Rentable square footage leased	22,774	36,085	28,267	52,527	59,649	39,860
Average per rentable square foot over the lease term:
Base rent	$23.03	$19.19	$20.14	$18.15	$25.66	$21.23
Tenant improvements	(1.54)	(1.22)	(0.60)	(1.83)	(1.87)	(1.41)
Leasing commissions	(1.09)	(0.82)	(0.88)	(0.65)	(0.35)	(0.76)
Rent concessions	—	(0.01)	—	(0.03)	(0.02)	(0.01)

Effective rent	$20.40	$17.14	$18.66	$15.64	$23.42	$19.05
Expense stop (1)	—	—	—	(1.02)	—	(0.20)

Equivalent effective net rent	$20.40	$17.14	$18.66	$14.62	$23.42	$18.85

Average term in years	6.9	6.0	5.6	7.0	6.5	6.4

Rental Rate Trends:
Average final rate with expense pass-throughs	$16.92	$14.67	$19.32	$17.38	$18.25	$17.31
Average first year cash rental rate	$21.14	$18.26	$19.42	$25.30	$23.54	$21.53

Percentage (decrease)/increase	24.9%	24.4%	0.5%	45.6%	28.9%	24.4%

Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
Total dollars committed under signed leases	$513,000	$351,023	$121,500	$1,077,825	$738,605	$560,391
Rentable square feet	22,774	36,085	28,267	52,527	59,649	39,860

Per rentable square foot	$22.53	$9.73	$4.30	$20.52	$12.38	$14.06

Leasing Commissions:
Total dollars committed under signed leases	$109,066	$127,964	$91,405	$151,268	$61,981	$108,337
Rentable square feet	22,774	36,085	28,267	52,527	59,649	39,860

Per rentable square foot	$4.79	$3.55	$3.23	$2.88	$1.04	$2.72

Total:
Total dollars committed under signed leases	$622,066	$478,987	$212,905	$1,229,093	$800,586	$668,728
Rentable square feet	22,774	36,085	28,267	52,527	59,649	39,860

Per rentable square foot	$27.31	$13.27	$7.53	$23.40	$13.42	$16.78

(1)	“Expense stop” represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

The following tables set forth scheduled lease expirations at our wholly owned in-service properties as of March 31, 2003, assuming no customer exercises renewal options.

Office Properties:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented By Expiring Leases	Annualized Rental Revenue Under Expiring Leases(1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented By Expiring Leases(1)
				($ in thousands)
2003(2)	561	2,938,186	14.3%	$49,732	$16.93	14.0%
2004	498	2,672,197	13.0	48,564	18.17	13.7
2005	570	3,429,823	16.6	60,632	17.68	17.1
2006	377	2,847,068	13.8	52,175	18.33	14.7
2007	243	1,655,931	8.0	27,958	16.88	7.9
2008	173	2,341,280	11.4	32,953	14.07	9.3
2009	56	1,499,707	7.3	24,860	16.58	7.0
2010	51	1,040,840	5.0	20,755	19.94	5.8
2011	39	919,936	4.5	18,432	20.04	5.2
2012	32	701,959	3.4	12,196	17.37	3.4
Thereafter	110	566,479	2.7	6,680	11.79	1.9

	2,710	20,613,406	100.0%	$354,937	$17.22	100.0%

Industrial Properties:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented By Expiring Leases	Annualized Rental Revenue Under Expiring Leases(1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented By Expiring Leases(1)
				($ in thousands)
2003(3)	91	1,392,548	15.6%	$6,778	$4.87	16.5%
2004	104	2,594,740	29.0	10,443	4.02	25.5
2005	77	1,201,998	13.5	5,346	4.45	13.0
2006	49	720,575	8.1	4,000	5.55	9.7
2007	43	1,817,125	20.4	8,160	4.49	19.9
2008	18	422,128	4.7	1,774	4.20	4.3
2009	8	318,813	3.6	2,364	7.42	5.8
2010	4	71,708	0.8	502	7.00	1.2
2011	2	35,475	0.4	178	5.02	0.4
2012	2	44,447	0.5	255	5.74	0.6
Thereafter	15	299,619	3.4	1,279	4.27	3.1

	413	8,919,176	100.0%	$41,079	$4.61	100.0%

(1)	Annualized Rental Revenue is March 2003 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(2)	Includes 241,000 square feet of leases that are on a month-to-month basis or 0.8% of total annualized revenue.
(3)	Includes 157,000 square feet of leases that are on a month-to-month basis or 0.2% of total annualized revenue.

Retail Properties:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented By Expiring Leases	Annualized Rental Revenue Under Expiring Leases(1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented By Expiring Leases(1)
				($ in thousands)
2003(2)	29	97,928	6.6%	$1,840	$18.79	4.7%
2004	35	144,576	9.8	2,094	14.48	5.3
2005	48	160,189	10.9	3,531	22.04	9.0
2006	30	92,176	6.3	2,435	26.42	6.2
2007	37	119,001	8.1	2,744	23.06	7.0
2008	34	128,644	8.7	4,690	36.46	11.9
2009	22	155,890	10.6	3,840	24.63	9.8
2010	17	85,386	5.8	2,878	33.71	7.3
2011	14	52,920	3.6	2,024	38.25	5.1
2012	13	77,862	5.3	2,206	28.33	5.6
Thereafter	26	360,166	24.3	11,077	30.76	28.1

	305	1,474,738	100.0%	$39,359	$26.69	100.0%

Total:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented By Expiring Leases	Annualized Rental Revenue Under Expiring Leases(1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented By Expiring Leases(1)
				($ in thousands)
2003(3)	681	4,428,662	14.2%	$58,350	$13.18	13.4%
2004	637	5,411,513	17.4	61,101	11.29	14.0
2005	695	4,792,010	15.4	69,509	14.51	16.0
2006	456	3,659,819	11.8	58,610	16.01	13.5
2007	323	3,592,057	11.6	38,862	10.82	8.9
2008	225	2,892,052	9.3	39,417	13.63	9.1
2009	86	1,974,410	6.4	31,064	15.73	7.1
2010	72	1,197,934	3.9	24,135	20.15	5.5
2011	55	1,008,331	3.3	20,634	20.46	4.7
2012	47	824,268	2.7	14,657	17.78	3.4
Thereafter	151	1,226,264	4.0	19,036	15.52	4.4

	3,428	31,007,320	100.0%	$435,375	$14.04	100.0%

(1)	Annualized Rental Revenue is March 2003 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(2)	Includes 32,000 square feet of leases that are on a month-to-month basis or 0.1% of total annualized revenue.
(3)	Includes 430,000 square feet of leases that are on a month-to-month basis or 1.1% of total annualized revenue.

Inflation

In the last five years, inflation has not had a significant impact on us because of the relatively low inflation rate in our geographic areas of operation. Most of the leases require the customers to pay their share of increases in operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to inflation.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a description of our accounting policies and other information related to these financial instruments.

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our two revolving loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of March 31, 2003, we had approximately $115.2 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended March 31, 2004, our interest expense would be increased or decreased approximately $1.2 million.

Item 4.     Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. SEC rules require that we disclose the conclusions of our CEO and CFO about the effectiveness of our disclosure controls and procedures.

The CEO/CFO evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, the controls’ implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Our disclosure controls and procedures are also evaluated on an ongoing basis by the following:

•	employees in our internal audit department;

•	other personnel in our finance organization;

•	members of our internal disclosure committee;

•	members of the audit committee of our Board of Directors; and

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our disclosure controls and procedures, or whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Operating Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Since the date of this most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

Based on the most recent evaluation, which was completed as of March 31, 2003, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II— OTHER INFORMATION

Item 6. Exhibits and Reports On Form 8-K

(a) Exhibits

Exhibit No.	Description

10.1

First Amendment to Credit Agreement, dated as of June 29, 2001, to Credit Agreement among Highwoods Realty Limited Partnership, Highwoods Properties, Inc., the Subsidiaries named therein and the Lenders named therein, dated as of December 13, 2000.

10.2

Second Amendment to Credit Agreement, dated as of December of 2002, to Credit Agreement among Highwoods Properties, Inc., the Subsidiaries named therein and the Lenders named therein, dated as of December 13, 2000.

10.3

Third Amendment to Credit Agreement, dated as of March 27, 2003, to Credit Agreement among Highwoods Properties, Inc., the Subsidiaries named therein and the Lenders named therein, dated as of December 13, 2000.

99.1	Statement of Chief Executive Officer of Highwoods Properties, Inc., general partner of the Operating Partnership

99.2	Statement of Chief Financial Officer of Highwoods Properties, Inc., general partner of the Operating Partnership

(b) Reports on Form 8-K

We filed a current report on Form 8-K, dated January 3, 2003, reporting under Item 5 certain matters related to the bankruptcy of WorldCom.

We filed a current report on Form 8-K, dated April 25, 2003, reporting under Item 9 the Company’s press release announcing the results of operations and financial condition of the Company for the three months ended March 31, 2003.

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
Carman J. Liuzzo Chief Financial Officer (Principal Accounting Officer)

Date:    May 7, 2003

CERTIFICATION

I, Ronald P. Gibson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Highwoods Realty Limited Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ RONALD P. GIBSON
Ronald P. Gibson President and Chief Executive Officer of the General Partner

CERTIFICATION

I, Carman J. Liuzzo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Highwoods Realty Limited Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ CARMAN J. LIUZZO
Carman J. Liuzzo Vice President and Chief Financial Officer of the General Partner