Form 10-Q
period 2003-06-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2003-08-13
CIK 941713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

We refer to (1) Highwoods Properties, Inc. as the “Company,” (2) Highwoods Realty Limited Partnership as the “Operating Partnership,” (3) the Company’s common stock as “Common Stock” and (4) the Operating Partnership’s common partnership interests as “Common Units.”

The information furnished in the accompanying balance sheets, statements of income, statement of partners’ capital and statements of cash flows reflect all adjustments (consisting of normal recurring accruals) that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.

The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and in our 2002 Annual Report on Form 10-K.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

($ in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets:
Real estate assets, at cost:
Land and improvements	$383,491	$382,820
Buildings and tenant improvements	2,807,275	2,791,318
Development in process	9,499	6,729
Land held for development	171,282	161,891
Furniture, fixtures and equipment	21,217	20,960

	3,392,764	3,363,718
Less—accumulated depreciation	(502,954)	(455,208)

Net real estate assets	2,889,810	2,908,510
Property held for sale	182,048	202,441
Cash and cash equivalents	12,829	10,730
Restricted cash	3,163	8,582
Accounts receivable, net of allowance	13,828	13,389
Notes receivable	11,846	9,949
Accrued straight-line rents receivable	51,703	48,777
Investment in unconsolidated affiliates	73,129	75,019
Other assets:
Deferred leasing costs	100,462	97,143
Deferred financing costs	42,544	26,120
Prepaid expenses and other	16,840	15,295

	159,846	138,558
Less—accumulated amortization	(76,499)	(70,901)

Other assets, net	83,347	67,657

Total Assets	$3,321,703	$3,345,054

Liabilities and Partners’ Capital:
Mortgages and notes payable	$1,544,350	$1,489,220
Accounts payable, accrued expenses and other liabilities	96,964	114,870

Total Liabilities	1,641,314	1,604,090
Redeemable operating partnership units:
Common Units, 6,625,424 and 6,974,524 outstanding at June 30, 2003 and December 31, 2002, respectively	147,747	154,137
Series A Preferred Units, 104,945 outstanding at June 30, 2003 and December 31, 2002	103,308	103,308
Series B Preferred Units, 6,900,000 outstanding at June 30, 2003 and December 31, 2002	166,346	166,346
Series D Preferred Units, 400,000 outstanding at June 30, 2003 and December 31, 2002	96,842	96,842
Partners’ Capital:
Common Units:
General partner Common Units, 592,884 and 599,659 outstanding at June 30, 2003 and December 31, 2002, respectively	11,792	12,332
Limited partner Common Units, 52,070,075 and 52,391,727 outstanding at June 30, 2003 and December 31, 2002, respectively	1,167,432	1,220,902
Accumulated other comprehensive loss	(7,831)	(9,204)
Deferred compensation	(5,247)	(3,699)

Total Partners’ Capital	1,166,146	1,220,331

Total Liabilities and Partners’ Capital	$3,321,703	$3,345,054

See accompanying notes to consolidated financial statements

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and $ in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Rental revenue	$105,596	$107,834	$211,507	$221,044

Operating expenses:
Rental property	36,813	34,027	73,164	69,314
Depreciation and amortization	32,405	28,954	64,841	57,663
Interest expense:
Contractual	27,711	26,517	55,260	51,944
Amortization of deferred financing costs	757	341	1,383	680

	28,468	26,858	56,643	52,624
General and administrative includes $3,514 and $3,700 of nonrecurring compensation and management fee expense in the three and six months ended June 30, 2002, respectively	6,409	8,746	11,624	13,926

Total operating expenses	104,095	98,585	206,272	193,527

Other income:
Interest and other income	3,200	2,545	6,067	5,740
Equity in (loss)/earnings of unconsolidated affiliates	(526)	2,384	1,188	4,874

	2,674	4,929	7,255	10,614

Income before gain on disposition of land and depreciable assets and discontinued operations	4,175	14,178	12,490	38,131
Gain on disposition of land	1,412	5,989	2,275	5,757
Gain on disposition of depreciable assets	220	4,203	240	5,379

Income from continuing operations	5,807	24,370	15,005	49,267
Discontinued operations:
Income from discontinued operations	4,330	5,513	8,515	11,643
Gain on sale of discontinued operations	1,515	2,136	1,190	2,136

	5,845	7,649	9,705	13,779

Net income	11,652	32,019	24,710	63,046
Distributions on preferred units	(7,713)	(7,713)	(15,426)	(15,426)

Net income available for common unitholders	$3,939	$24,306	$9,284	$47,620

Net income per common unit—basic:
(Loss)/income from continuing operations	$(0.03)	$0.27	$-	$0.56
Income from discontinued operations	0.10	0.13	0.16	0.23

Net income	$0.07	$0.40	$0.16	$0.79

Net income per common unit—diluted:
(Loss)/income from continuing operations	$(0.03)	$0.27	$-	$0.56
Income from discontinued operations	0.10	0.13	0.16	0.23

Net income	$0.07	$0.40	$0.16	$0.79

Weighted average common units outstanding—basic:
Common Units:
General Partner	596	599	597	599
Limited Partners	58,978	59,355	59,141	59,308

Total	59,574	59,954	59,738	59,907

Weighted average common units outstanding—diluted:
Common Units:
General Partner	596	604	598	604
Limited Partners	59,023	59,835	59,186	59,754

Total	59,619	60,439	59,784	60,358

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Capital

For the Six Months Ended June 30, 2003

(Unaudited and $ in thousands)

	Common Unit		Accumulated Other Comprehensive Loss	Deferred Compensation	Total Partners’ Capital
	General Partner’s Capital	Limited Partners’ Capital
Balance at December 31, 2002	$12,332	$1,220,902	$(9,204)	$(3,699)	$1,220,331
Issuance of Common Units	4	403	—	—	407
Redemption of Common Units	(74)	(7,337)	—	—	(7,411)
Distributions paid on Common Units	(608)	(60,203)	—	—	(60,811)
Preferred distributions paid on Common Units	(154)	(15,272)	—	—	(15,426)
Net income	247	24,463	—	—	24,710
Adjustments of redeemable Common Units to fair value	114	11,292	—	—	11,406
Other comprehensive income	—	—	1,373	—	1,373
Issuance of restricted units	21	2,062	—	(2,083)	—
Repurchase of Common Units	(93)	(9,184)	—	—	(9,277)
Fair value of options issued	3	306	—	(309)	—
Amortization of deferred compensation	—	—	—	844	844

Balance at June 30, 2003	$11,792	$1,167,432	$(7,831)	$(5,247)	$1,166,146

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(Unaudited and $ in thousands)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Income from continuing operations	$15,005	$49,267
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	64,841	57,663
Amortization of deferred compensation	844	647
Amortization of deferred financing costs	1,383	680
Amortization of accumulated other comprehensive loss	898	770
Equity in earnings of unconsolidated affiliates	(1,188)	(4,874)
Gain on disposition of land and depreciable assets	(2,515)	(11,136)
Reserve for accrued straight-line rent receivable	—	3,110
Discontinued operations	9,734	16,901
Changes in operating assets and liabilities	(14,611)	(21,319)

Net cash provided by operating activities	74,391	91,709

Investing activities:
Additions to real estate assets	(56,423)	(63,921)
Proceeds from disposition of real estate assets	30,334	120,200
Distributions from unconsolidated affiliates	6,533	5,336
Investments in notes receivable	(182)	1,240
Other investing activities	(710)	(5,614)

Net cash (used in)/provided by investing activities	(20,448)	57,241

Financing activities:
Distributions paid on common units	(60,811)	(69,984)
Dividends paid on preferred units	(15,426)	(15,426)
Net proceeds from the sale of common units	407	10,706
Redemption/repurchase of common units	(16,688)	(2,762)
Borrowings on revolving loans	126,500	162,000
Repayment of revolving loans	(84,000)	(183,000)
Borrowings on mortgages and notes payable	2,190	13,403
Repayment of mortgages and notes payable	(7,370)	(55,973)
Net change in deferred financing costs	3,354	5,149

Net cash used in financing activities	(51,844)	(135,887)

Net increase in cash and cash equivalents	2,099	13,063
Cash and cash equivalents at beginning of the period	10,730	794

Cash and cash equivalents at end of the period	$12,829	$13,857

Supplemental disclosure of cash flow information:
Cash paid for interest	$58,012	$58,243

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows (Continued)

(Unaudited and $ in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the assets contributed by the holders of Common Units in the Operating Partnership, the assets acquired subject to mortgage notes payable and other non-cash transactions:

	Six Months Ended June 30,
	2003	2002
Assets:
Net real estate assets	$449	$36,828
Cash and cash equivalents	—	1,114
Accounts receivable	1,776	139
Notes receivable	1,715	500
Investments in unconsolidated affiliates	2,745	—
Deferred leasing costs	—	995
Deferred financing costs	17,810	—

	$24,495	$39,576

Liabilities:
Mortgages and notes payable	17,810	27,698
Accounts payable, accrued expenses and other liabilities	3,483	10,321

	$21,293	$38,019

Equity:	$3,202	$1,557

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

1.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Highwoods Realty Limited Partnership (the “Operating Partnership”) and its majority-controlled affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Operating Partnership is managed by its general partner, Highwoods Properties, Inc. (the “Company”).

The Operating Partnership’s 104,945 Series A Preferred Units are senior to the Common Units and rank pari passu with the Series B and D Preferred Units. The Series A Preferred Units have a liquidation preference of $1,000 per unit. Distributions are payable on the Series A Preferred Units at the rate of $86.25 per annum per unit.

The Operating Partnership’s 6,900,000 Series B Preferred Units are senior to the Common Units and rank pari passu with the Series A and D Preferred Units. The Series B Preferred Units have a liquidation preference of $25 per unit. Distributions are payable on the Series B Preferred Units at the rate of $2.00 per annum per unit.

The Operating Partnership’s 400,000 Series D Preferred Units are senior to the Common Units and rank pari passu with the Series A and B Preferred Units. The Series D Preferred Units have a liquidation preference of $250 per unit. Distributions are payable on Series D Preferred Units at a rate of $20.00 per annum per unit.

The Common Units are owned by the Company and by certain limited partners of the Operating Partnership. The Common Units owned by the Company are classified as general partners’ capital and limited partners’ capital.

The Operating Partnership is generally obligated to redeem each of the Common Units not owned by the Company (the “Redeemable Operating Partnership Units”) at the request of the holder thereof for cash, provided that the Company at its option may elect to acquire such unit for one share of Common Stock or the cash value thereof. The Company’s Common Units held by the Company are not redeemable for cash. The Redeemable Operating Partnership Units are classified outside of the permanent partners’ capital in the accompanying balance sheet at their fair market value (equal to the fair market value of a share of Common Stock) at the balance sheet date.

Certain amounts in the June 30, 2002 and December 31, 2002 financial statements included in this Quarterly Report have been reclassified to conform to the June 30, 2003 presentation. These reclassifications had no material effect on net income or partners’ capital as previously reported in the Operating Partnership’s audited Consolidated Financial Statements or Note 18 to the audited Consolidated Financial Statements included in the Operating Partnership’s 2002 Annual Report on Form 10-K.

The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows have been made. We have condensed or omitted certain notes and other information from the interim financial statements presented in the Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with our 2002 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following table sets forth information regarding the Operating Partnership’s joint venture activity as recorded on the respective joint venture’s books for the six months ended June 30, 2003 and 2002 ($ in thousands):

			June 30, 2003					June 30, 2002
	Percent Owned		Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)
Income Statement Data:
Board of Trade Investment Company	49.00%		$1,215	$791	$34	$200	$190	$1,356	$869	$—	$159	$328
Dallas County Partners	50.00%		5,380	2,757	1,389	982	252	5,698	2,594	1,326	915	863
Dallas County Partners II	50.00%		3,123	1,294	1,190	411	228	3,007	1,308	1,243	531	(75)
Fountain Three	50.00%		3,562	1,514	1,141	796	111	3,352	1,254	1,022	636	440
RRHWoods, LLC	50.00%		6,949	3,606	1,346	1,706	291	6,807	3,394	1,447	1,733	233
Schweiz-Deutschland-USA DreilanderBeteiligung Objekt DLF 98/29-Walker Fink-KG	22.81%		9,673	2,747	2,303	1,728	2,895	10,502	2,703	2,334	1,687	3,778
Dreilander-Fonds 97/26 and 99/32	42.93%		8,106	2,215	2,302	2,007	1,582	8,473	2,161	2,321	1,980	2,011
Highwoods-Markel Associates, LLC	50.00%		1,636	861	558	299	(82)	1,581	849	481	264	(13)
MG-HIW, LLC	20.00	%(1)	24,573	8,975	4,643	4,729	6,226 (2)	26,175	8,760	5,428	4,069	7,918
MG-HIW Peachtree Corners III, LLC	50.00	%(3)	175	62	62	43	8	—	10	—	11	(21)
MG-HIW Rocky Point, LLC	50.00%		—	—	—	—	—	1,813	555	271	248	739
MG-HIW Metrowest I, LLC	50.00	%(3)	—	16	—	—	(16)	—	13	—	—	(13)
MG-HIW Metrowest II, LLC	50.00	%(3)	266	223	83	162	(202)	127	125	—	119	(117)
Concourse Center Associates, LLC	50.00%		1,028	269	346	151	262	1,065	268	332	151	314
Plaza Colonnade, LLC	50.00%		8	—	—	2	6	—	—	—	—	—
SF-HIW Harborview, LP	20.00%		2,806	850	701	433	822	—	—	—	—	—

Total			$68,500	$26,180	$16,098	$13,649	$12,573	$69,956	$24,863	$16,205	$12,503	$16,385

(1)	On July 29, 2003, the Operating Partnership acquired the assets and/or its partners’ 80.0% equity interests related to 15 properties encompassing 1.3 million square feet owned by MG-HIW, LLC in Atlanta, Raleigh and Tampa. Additionally, the Operating Partnership has entered into an option agreement to acquire Miller Global’s 80.0% interest in the remaining assets of MG-HIW, LLC located in Orlando. (See Note 11 for further discussion).
(2)	Net income excludes a $12.1 million impairment charge at the partnership level of which the Operating Partnership’s share is $2.4 million. (See Note 11 for further discussion). With the impairment charge, the joint venture had a net loss of $5,838.
(3)	On July 29, 2003, the Operating Partnership entered into an option agreement to acquire Miller Global’s 50.0% interest for $3.2 million in the remaining assets encompassing 87,832 square feet of property of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC and was assigned Miller Global’s 50.0% equity interest in the single property encompassing 53,896 square feet owned by MG-HIW Peachtree Corners III, LLC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.	RELATED PARTY TRANSACTIONS

On July 16, 1999, the Operating Partnership acquired from a limited liability company (“Bluegrass”) controlled by an executive officer and director of the Company an option to purchase development land (102.5 acres) in a staged takedown in the Bluegrass Valley office development project for approximately $4.6 million in Common Units. On October 31, 2002, the Operating Partnership exercised its option and purchased 30.6 acres of the optioned property as part of the staged takedown for $4.6 million. In conjunction with the first stage of the takedown, the Operating Partnership also acquired from Bluegrass 23.5 acres of other development land for $2.6 million.

On January 17, 2003, the Operating Partnership acquired an additional 23.5 acres of the contracted land from Bluegrass for $2.3 million. In May of 2003, 4.0 acres of the remaining 24.9 acres not yet taken down was taken by the local department of transportation to develop a roadway interchange for consideration of $1.8 million. The department of transportation took possession and title of the property in June 2003. As part of the terms of the option contract between the Operating Partnership and Bluegrass, the Operating Partnership is entitled to the proceeds from the condemnation of $1.8 million, less the contracted purchase price between the Operating Partnership and Bluegrass for the condemned property of $737,348. At June 30, 2003, as a result of the condemnation, the Operating Partnership has recorded a receivable for the proceeds of $1.8 million, a related party payable of $737,348 to Bluegrass and a gain of $1.0 million related to the condemnation of the development land. These amounts are included in accounts receivable and accounts payable, accrued expenses and other liabilities in the Operating Partnership’s Consolidated Balance Sheets and gain on disposition of land in the Operating Partnership’s Consolidated Statements of Income.

During 2000, in connection with the formation of the MG-HIW Peachtree Corners III, LLC, a construction loan was made by an affiliate of the Operating Partnership to this joint venture. Interest accrued at a rate of LIBOR plus 200 basis points. This construction loan was repaid in full on July 29, 2003 when the Operating Partnership was assigned its partner’s 50.0% equity interest in the single property encompassing 53,896 square feet owned by MG-HIW Peachtree Corners III, LLC.

4.	DERIVATIVE FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Accumulated Other Comprehensive Loss (“AOCL”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings.

The Operating Partnership’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Operating Partnership enters into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate its interest rate risk with respect to various debt instruments. The Operating Partnership does not hold these derivatives for trading or speculative purposes.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.	DERIVATIVE FINANCIAL INSTRUMENTS - Continued

On the date that the Operating Partnership enters into a derivative contract, the Operating Partnership designates the derivative as (1) a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability (a “cash flow” hedge), (2) a hedge of changes in the fair value of an asset or a liability attributable to a particular risk (a “fair value” hedge), or (3) an instrument that is held as a non-hedge derivative. Changes in the fair value of highly effective cash flow hedges, to the extent that the hedge is effective, are recorded in AOCL, until earnings are affected by the hedged transaction (i.e. until periodic settlements of a variable-rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the transaction) is recorded in current-period earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

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

During the six months ended June 30, 2003, the Operating Partnership entered into and terminated a treasury lock agreement to hedge the change in the fair market value of the MandatOry Par Put Remarketable Securities (“MOPPRS”) issued by the Operating Partnership. This treasury lock agreement was terminated for a payment of $1.5 million to the Operating Partnership. This gain was offset by an increase in the fair value of the MOPPRS of $1.5 million, thus no gain or loss was recognized during the six months ended June 30, 2003. (See Note 9 for further discussion).

In addition, during the six months ended June 30, 2003, the Operating Partnership entered into three interest rate swap agreements related to an anticipated fixed rate financing, which effectively locked the LIBOR swap rate at 3.92%. These swap agreements are designated as cash flow hedges and the effective portion of the cumulative gain on these derivative instruments was $481,327 at June 30, 2003 and is being reported as a component of AOCL in partners’ capital. These amounts will be recognized into earnings in the same period or periods during which the hedged transaction affects earnings. The Operating Partnership also entered into two interest rate swaps related to a floating rate credit facility. The swaps effectively fix the LIBOR rate on $20.0 million of floating rate debt at 0.99% from August 1, 2003 to January 1, 2004 and at 1.59% from January 2, 2004 until May 31, 2005. These swap agreements are designated as cash flow hedges and the effective portion of the cumulative loss on these derivative instruments was $(6,212) at June 30, 2003. The Operating Partnership expects that the portion of the cumulative gain recorded in AOCL at June 30, 2003 associated with these derivative instruments which will be recognized within the next 12 months will be approximately $29,633.

At June 30, 2003, approximately $8.3 million of deferred financing costs from past cash flow hedging instruments remain in AOCL. These costs will be recognized into earnings as the underlying debt is repaid. The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at June 30, 2003 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $1.9 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.	OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the results of certain non-partners’ capital changes not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$11,652	$32,019	$24,710	$63,046
Unrealized gains on cash flow and fair value hedges	475	207	475	411
Amortization of past hedges	461	386	898	770

Total other comprehensive income	936	593	1,373	1,181

Total comprehensive income	$12,588	$32,612	$26,083	$64,227

6.	DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of” and the accounting and reporting provisions for disposals of a segment of a business as addressed in APB 30, “Reporting the Results of Operations-Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 is effective as of January 1, 2002 and extends the reporting requirements of discontinued operations to include those long-lived assets which:

(1)	are classified as held for sale at June 30, 2003 as a result of disposal activities that were initiated subsequent to January 1, 2002; or

(2)	were sold during 2002 and 2003 as a result of disposal activities that were initiated subsequent to January 1, 2002.

Per SFAS 144, those long-lived assets which were sold during 2002 and resulted from disposal activities initiated prior to January 1, 2002 should be accounted for in accordance with SFAS 121 and APB 30. During 2002, the Operating Partnership sold certain properties which resulted from disposal activities initiated prior to January 1, 2002, and the gain realized on the sale is appropriately included in the gain on disposition of depreciable assets in the Operating Partnership’s consolidated statements of income.

The table below sets forth the net operating results and net carrying value of 2.3 million square feet of property sold during 2002 and 2003 and 3.1 million square feet of property and 88 apartment units held for sale at June 30, 2003. These were a result of disposal activities that were initiated subsequent to the effective date of SFAS 144 and are classified as discontinued operations in the Operating Partnership’s consolidated statements of income ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Total revenue	$6,135	$11,228	$12,764	$23,106
Rental operating expenses	1,436	3,108	3,030	6,205
Depreciation and amortization	369	2,607	1,219	5,258

Income before gain on sale of discontinued operations	4,330	5,513	8,515	11,643
Gain on sale of discontinued operations	1,515	2,136	1,190	2,136

Total discontinued operations	$5,845	$7,649	$9,705	$13,779

Net carrying value	$149,123	$323,544	$149,123	$323,544

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.	DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

In addition, SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. At June 30, 2003, no impairment loss was recognized during the six months ended June 30, 2003 because there were no properties held for sale with a carrying value greater than their fair value less cost to sell.

SFAS 144 also requires that the carrying value of a long-lived asset classified as held and used be compared to the sum of its estimated future undiscounted cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized. At June 30, 2003, no impairment loss was recognized during the six months ended June 30, 2003 because there were no properties with a carrying value exceeding the sum of their undiscounted future cash flows.

7.	ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement No. 141, “Business Combinations” (“SFAS 141”), which provides that all business combinations in the scope of the Statement are to be accounted for under the purchase method. SFAS 141 requires companies to account for the value of in-place operating leases as favorable or unfavorable relative to market rents and to account for the costs of acquiring such leases separately from the value of the real estate for all acquisitions. These intangibles are to be amortized over the related contractual lease terms as an increase to or reduction of rental revenues. During 2003, in accordance with the guidance of SFAS 141, the Operating Partnership valued in-place leases of the property at the date of acquisition. As a result of an acquisition on January 21, 2003, the Operating Partnership recorded $472,080 of the purchase price as net intangible leases. This amount is included in other assets in the accompanying consolidated balance sheets. In addition, during the six months ended June 30, 2003, the Operating Partnership has recognized $86,214 in amortization of the net intangible leases. This amount was deducted from rental revenues in the Operating Partnership’s consolidated income statement.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which changes the accounting for, and disclosure of, certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Operating Partnership to make payments to a guaranteed third-party based on changes in underlying asset, liability, or an equity security of guaranteed party. In accordance with FIN 45, the Operating Partnership has included $1.9 million in other liabilities and adjusted the investment in unconsolidated affiliates by $1.9 million on its consolidated balance sheet at June 30, 2003 related to two separate guarantees of a construction loan agreement and a construction completion agreement entered into by the Plaza Colonnade LLC joint venture, in which the Operating Partnership is a 50.0% owner. (See Note 10 for further discussion).

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), which amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements related to the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. On January 1, 2003, the Operating Partnership adopted the fair value recognition provision prospectively for all awards granted after January 1, 2003. Under this provision, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant and is recognized on a straight-line basis over the option vesting period. Prior to 2003, the Operating Partnership accounted for stock options under this plan under the guidance of APB Option 25 “Accounting for Stock Issued to Employees and Related Interpretations.”

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.	ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS - Continued

In accordance with SFAS 148, the Operating Partnership has included in general and administrative expenses in its consolidated statement of income, $25,748 of amortization related to the vesting of stock options granted during the six months ended June 30, 2003. In addition, the Operating Partnership has included in partners’ capital in its consolidated balance sheet at June 30, 2003 the total grant value of $308,985. See below for the amounts that would have been deducted from net income if the Operating Partnership had elected to expense the fair value of all stock option awards that had vested rather than those awards issued subsequent to January 1, 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands,except per share amounts)
Net income, as reported	$11,652	$32,019	$24,710	$63,046
Add: Stock option expense included in reported net income	19	—	25	—
Deduct: Total stock option expense determined under fair value recognition method for all awards	(196)	(217)	(360)	(433)

Pro forma net income	$11,475	$31,802	$24,375	$62,613

Basic net income per common unit - as reported	$0.07	$0.40	$0.16	$0.79
Basic net income per common unit - pro forma	$0.06	$0.40	$0.15	$0.79
Diluted net income per common unit - as reported	$0.07	$0.40	$0.16	$0.79
Diluted net income per common unit - pro forma	$0.06	$0.40	$0.15	$0.78

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIEs”) (“FIN 46”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and to determine when and which business enterprise should consolidate VIEs. This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. In addition, FIN 46 requires additional disclosures. For the Operating Partnership’s interests in VIEs owned at January 31, 2003, FIN 46 will be effective July 1, 2003. FIN 46 is in effect for interests in VIEs acquired subsequent to January 31, 2003. The Operating Partnership is assessing the impact of this interpretation on its accounting for investments in unconsolidated joint ventures owned at January 31, 2003.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of SFAS 149 do not have a material impact on the Operating Partnership’s financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption. The Operating Partnership is assessing the impact of SFAS 150 on its financial condition and results of operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.	SEGMENT INFORMATION

The sole business of the Operating Partnership is the acquisition, development and operation of rental real estate properties. The Operating Partnership operates office, industrial and retail properties and apartment units. There are no material inter-segment transactions.

The Operating Partnership’s chief operating officer assesses and measures operating results based upon property level net operating income. The operating results for the individual assets within each property type have been aggregated since the chief operating officer evaluates operating results and allocates resources on a property-by-property basis within the various property types.

The accounting policies of the segments are the same as those of the Operating Partnership. Further, all operations are within the United States and no customer comprises more than 10.0% of consolidated revenues. The following table summarizes the rental revenue and net operating income for the three and six months ended June 30, 2003 and 2002 and total assets at June 30, 2003 and 2002 for each reportable segment ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Rental Revenue (1):
Office segment	$85,691	$89,144	$172,531	$183,561
Industrial segment	9,079	8,680	17,337	17,073
Retail segment	10,550	9,742	21,078	19,872
Apartment segment	276	268	561	538

Total Rental Revenue	$105,596	$107,834	$211,507	$221,044

Net Operating Income (1):
Office segment	$53,942	$60,031	$109,415	$123,846
Industrial segment	7,200	6,982	13,576	13,830
Retail segment	7,509	6,636	15,069	13,730
Apartment segment	132	158	283	324

Total Net Operating Income	$68,783	$73,807	$138,343	$151,730

Reconciliation to income before gain on disposition of land and depreciable assets and discontinued operations:
Depreciation and amortization	$(32,405)	$(28,954)	$(64,841)	$(57,663)
Interest expense	(28,468)	(26,858)	(56,643)	(52,624)
General and administrative expenses	(6,409)	(8,746)	(11,624)	(13,926)
Interest and other income	3,200	2,545	6,067	5,740
Equity in (loss)/earnings of unconsolidated affiliates	(526)	2,384	1,188	4,874

Income before gain on disposition of land and depreciable assets and discontinued operations	$4,175	$14,178	$12,490	$38,131

			June 30,
			2003	2002
Total Assets:
Office segment			$2,514,734	$2,781,235
Industrial segment			343,646	328,320
Retail segment			281,044	249,797
Apartment segment			12,051	11,741
Partnership and other			170,228	144,560

Total Assets			$3,321,703	$3,515,653

(1)	Net of discontinued operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.	SECURED NOTE

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

Joint Ventures

In connection with several of our joint venture partners with unaffiliated parties, the Operating Partnership has agreed to guarantee certain rent shortfalls and re-tenanting costs for certain properties contributed or sold to the joint ventures during 1999, 2000 and 2002. As of June 30, 2003, the Operating Partnership has $16.5 million accrued for obligations related to these agreements. The Operating Partnership believes that its estimates related to these agreements are adequate. However, if their assumptions and estimates prove to be incorrect future losses may occur.

In accordance with FIN 45, the Operating Partnership has included $1.9 million in other liabilities and adjusted the investment in unconsolidated affiliates by $1.9 million on its consolidated balance sheet at June 30, 2003 related to two separate guarantees of a construction loan agreement and a construction completion agreement entered into by the Plaza Colonnade LLC joint venture, in which the Operating Partnership is a 50.0% owner. The term of the construction loan agreement is February 2003 through February 2006, with two one-year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be completed by December 15, 2005. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture was unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, the Operating Partnership would be required, under the terms of the agreements, to repay the outstanding balance under the construction loan and complete the construction of the office building. The maximum potential amount of future payments by the Operating Partnership under these agreements is $34.9 million.

In addition, the Operating Partnership has guaranteed its 80.0% partner in MG-HIW, LLC joint venture, Miller Global, a minimum internal rate of return on $50.0 million of their equity investment in the joint venture’s Orlando assets.

Certain properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either the Operating Partnership or its joint venture partner if certain conditions are met as set forth in the respective joint venture agreement. The Operating Partnership’s partner in SF-HIW Harborview, LP has the right to put its 80.0% equity interest in the partnership to the Operating Partnership in cash at anytime during the one-year period commencing on September 11, 2014. The value of the equity interest will be determined based upon the then fair market value of SF-HIW Harborview, LP assets and liabilities.

Dispositions

In connection with the November 26, 2002 disposition of 225,000 square feet of property, fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Operating Partnership agreed to guarantee any rent shortfalls and re-tenanting costs for a five year period of time from the date of sale. The Operating Partnership’s contingent liability as of June 30, 2003 is $18.5 million. Because of this guarantee, in accordance with GAAP, the Operating Partnership deferred the gain of approximately $6.9 million, which will be recognized when the contingency period is concluded.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.	COMMITMENTS AND CONTINGENCIES - Continued

Litigation

The Operating Partnership is a party to a variety of legal proceedings arising in the ordinary course of its business. The Operating Partnership believes that it is adequately covered by insurance. Accordingly, none of such proceedings are expected to have a material adverse effect on the Operating Partnership’s business, financial condition and results of operations.

11.	SUBSEQUENT EVENTS

Acquisition of Joint Venture Assets and Equity Interests

On July 29, 2003, the Operating Partnership acquired the assets and/or its partner’s 80.0% equity interest related to 15 properties encompassing 1.3 million square feet owned by MG-HIW, LLC. The properties are located in Atlanta, the Research Triangle and Tampa and were 80.0% leased as of June 30, 2003. At the closing of the transaction, the Operating Partnership paid Miller Global $28.1 million, repaid $41.4 million of debt related to the properties and assumed $64.7 million of debt. The transaction implies a valuation (100.0% ownership) for the assets of $138.3 million and other net assets of approximately $2.9 million.

Additionally, the Operating Partnership has entered into an option agreement to acquire Miller Global’s 80.0% interest in the remaining assets of MG-HIW, LLC for between $62.5 to $65.0 million depending on the closing date and the distributions from MG-HIW, LLC prior to closing. The remaining assets of MG-HIW, LLC are five properties encompassing 1.3 million square feet located in the central business district of Orlando. The properties were 83.0% leased as of June 30, 2003 and are encumbered by $132.8 million of debt. On July 29, 2003, the Operating Partnership entered into a letter of credit in the amount of $7.5 million in favor of Miller Global which can be drawn by Miller Global in the event the Operating Partnership does not exercise the option by March 24, 2004.

The following unaudited pro forma information has been prepared assuming the acquisition of the MG-HIW, LLC properties described above occurred January 1, 2002 ($ in thousands, except per unit amounts):

	Pro Forma for the Six Months Ended
	June 30, 2003	June 30, 2002
Total revenue	$254,326	$277,036
Net income	$29,857	$67,401
Net income per unit - basic	$0.24	$0.87
Net income per unit - diluted	$0.24	$0.86

The pro forma information is not necessarily indicative of what the Operating Partnership’s results of operations would have been if the transaction had occurred at the beginning of the period presented. Additionally, the pro forma information does not purport to be indicative of the Operating Partnership’s results of operations for future periods.

For the three months ended June 30, 2003, an impairment charge of $12.1 million was recorded by the MG-HIW, LLC joint venture for assets being classified as held for sale related to the acquisition by the Operating Partnership of these assets. The Operating Partnership’s share of this charge of $2.4 million reduced the Operating Partnership’s equity in earnings of unconsolidated affiliates for the same period.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.	SUBSEQUENT EVENTS - Continued

Amendment of Revolving Loan

On July 17, 2003, the Operating Partnership amended and restated its existing revolving loan. The amended and restated $250.0 million revolving loan (the “Revolving Loan”) is from a group of ten lender banks, matures in July 2006 and replaces the Operating Partnership’s previous $300.0 million revolving loan. The Revolving Loan carries an interest rate based upon the Operating Partnership’s senior unsecured credit ratings. As a result, interest currently accrues on borrowings under the Revolving Loan at an average rate of LIBOR plus 105 basis points. The terms of the Revolving Loan require the Operating Partnership to pay an annual facility fee equal to .25% of the aggregate amount of the Revolving Loan and require compliance with certain financial covenants. Had the Revolving Loan been in place at June 30, 2003, the Operating Partnership would have been in compliance with its covenants.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the cautionary statements we make in “Business - Risk Factors” set forth in our 2002 Annual Report.

Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

Overview

The Operating Partnership is managed by its general partner, the Company, a self-administered and self-managed equity REIT that began operations through a predecessor in 1978 and completed its initial public offering in 1994. The Company is one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At June 30, 2003, we:

•	owned 486 in-service office, industrial and retail properties, encompassing approximately 36.8 million rentable square feet;

•	owned an interest (50.0% or less) in 76 in-service office and industrial properties, encompassing approximately 7.3 million rentable square feet and 418 apartment units;

•	owned 1,360 acres of undeveloped land suitable for future development;

•	are developing an additional four properties, which will encompass approximately 485,000 rentable square feet (including one property encompassing 285,000 rentable square feet that we are developing with a 50.0% joint venture partner).

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At June 30, 2003, the Company owned 88.8% of the Common Units in the Operating Partnership.

Property Information

The following table sets forth certain information with respect to our wholly owned in-service and development properties (excluding apartment units) as of June 30, 2003 and 2002:

	June 30, 2003		June 30, 2002
	Rentable Square Feet	Percent Leased/ Pre-Leased	Rentable Square Feet	Percent Leased/ Pre-Leased
In-Service:
Office	25,052,000	80.5%	25,787,000	86.7%
Industrial	10,243,000	88.7%	10,468,000	83.5%
Retail (1)	1,527,000	96.8%	1,651,000	95.6%

Total	36,822,000	83.4%	37,906,000	86.2%

Development:
Completed—Not Stabilized
Office	140,000	30.0%	735,000	28.7%
Industrial	60,000	50.0%	136,000	29.0%
Retail	—	—	20,000	90.0%

Total	200,000	36.0%	891,000	30.1%

In Process
Office	—	—	201,000	70.1%
Industrial	—	—	60,000	—

Total	—	—	261,000	54.0%

Total:
Office	25,192,000		26,723,000
Industrial	10,303,000		10,664,000
Retail	1,527,000		1,671,000

Total	37,022,000		39,058,000

(1)	Excludes basement space of 527,000 square feet.

The following summarizes our capital recycling program since the beginning of 2002:

	Six Months Ended June 30, 2003	Year Ended 2002
Office, Industrial and Retail Properties (rentable square feet in thousands)
Dispositions	(342)	(2,270)
Developments Placed In-Service	131	2,214
Redevelopments	(145)	(52)
Acquisitions	66	—

Net Change	(290)	(108)

Customer Diversification

The following table sets forth information concerning the 20 largest customers of our wholly-owned properties as of June 30, 2003 ($ in thousands):

Customers	Number of Leases	Rental Square Feet	Annualized Rental Revenue (1)	Percent of Total Annualized Rental Revenue(1)	Average Remaining Lease Term in Years
Federal Government	58	607,026	$12,478	2.96%	5.2
AT&T	8	617,477	11,646	2.77	4.4
PricewaterhouseCoopers	6	297,795	6,879	1.63	6.8
State of Georgia	9	349,690	6,640	1.58	5.7
Capital One Services	6	361,968	6,390	1.52	5.4
Sara Lee	10	1,230,534	4,591	1.09	2.0
IBM	7	215,737	4,566	1.08	2.2
Bell South	9	176,960	3,706	0.88	1.0
Northern Telecom	1	246,000	3,651	0.87	4.7
Volvo	7	264,717	3,305	0.78	5.9
US Airways	5	295,046	3,216	0.76	4.5
Lockton Companies	1	127,485	3,159	0.75	11.7
Business Telecom	5	147,379	2,945	0.70	1.9
Bank of America	22	145,668	2,943	0.70	3.8
Hartford Insurance	6	134,021	2,918	0.69	2.8
WorldCom and Affiliates	14	145,063	2,866	0.68	2.8
T-Mobile USA	3	120,561	2,791	0.66	3.0
BB&T	8	241,075	2,618	0.62	7.5
Ikon	7	181,361	2,458	0.58	4.4
Carlton Fields	2	95,771	2,429	0.58	1.0

Total	194	6,001,334	$92,195	21.88%	4.6

(1)	Annualized Rental Revenue is June 2003 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements contained elsewhere in this Quarterly Report. Our Consolidated Financial Statements include the accounts of the Operating Partnership and its majority-controlled affiliates. For further discussion of our accounting policies with respect to our investments in unconsolidated affiliates, see “Investments in Joint Ventures.” The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from our estimates.

The estimates used in the preparation of our Consolidated Financial Statements are described in Note 1 to our Consolidated Financial Statements for the six months ended June 30, 2003. However, certain of our significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements. Management has reviewed our critical accounting policies and estimates with the audit committee of the Company’s Board of Directors and the Company’s independent auditors.

We consider our critical accounting policies to be those used in the determination of the reported amounts and disclosure related to the following:

•	Impairment of long-lived assets;

•	Allowance for doubtful accounts;

•	Capitalized costs;

•	Fair value of derivative instruments;

•	Rental revenue; and

•	Investments in joint ventures.

Impairment of long-lived assets. Real estate and leasehold improvements are classified as long-lived assets held for sale or as long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we record assets held for sale at the lower of the carrying amount or fair value less cost to sell. The impairment loss is the amount by which the carrying amount exceeds the fair value less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered from their undiscounted future operating cash flows and we recognize an impairment loss to the extent we believe the carrying amount is not recoverable. Our estimates of the undiscounted future operating cash flows expected to be generated are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the undiscounted future operating cash flows estimated by us in our impairment analysis may not be achieved and we may be required to recognize future impairment losses on our properties.

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

Capitalized costs. Expenditures directly related to the development and construction of real estate assets and the leasing of properties are included in net real estate assets and are stated at cost in the consolidated balance sheets. The development and construction expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. The leasing expenditures include all general and administrative costs, including salaries incurred in connection with successfully securing leases on the properties. Estimated costs related to unsuccessful leases are expensed as incurred. If the Operating Partnership’s assumptions regarding the successful efforts of development, construction and leasing are incorrect, the resulting adjustments could impact earnings.

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

Investments in joint ventures. As of June 30, 2003, our investments in unconsolidated affiliates consisted of one corporation, eight limited liability companies, four limited partnerships and two general partnerships. We account for our investments in unconsolidated affiliates under the equity method of accounting as we exercise significant influence, but do not control these entities. Our unconsolidated corporation is controlled by an unrelated third party that owns more than 50.0% of the outstanding voting stock. We have a 50.0% or less ownership interest in the unconsolidated limited liability companies and, under the terms of the various operating agreements, do not have any participating rights. We have a 50.0% or less ownership interest in the unconsolidated limited partnerships and general partnerships. Although we have an interest in two unconsolidated general partnerships and are the general partner in three of the unconsolidated limited partnerships, under the terms of the various partnership agreements, we do not have control of the major operating and financial policies of these unconsolidated partnerships.

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

Results of Operations

Known Trends

We expect net income and funds from operations to be lower in the second half of 2003 as compared to the second half of 2002 due to the following factors:

•	lower occupancy;

•	lower first year cash rents;

•	additional asset sales;

•	the bankruptcies of WorldCom and US Airways in 2002; and

•	general economic conditions in each of our primary markets.

During the remainder of 2003, we expect occupancy to be lower than in the second half of 2002 primarily due to the leases rejected by WorldCom and US Airways and the general decline in employment rates in our markets which has led to a decrease in the demand for office and industrial space. During the last six months of 2003, the leases on approximately 3.2 million rentable square feet of space, or 10.3% of our portfolio, will expire. This square footage represents approximately 10.0% of our annualized revenue in 2003. As of June 30, 2003, approximately 42.9% of this space had been re-leased. For the first six months of 2003, we have leased 3.6 million square feet, 76.5% with existing customers and 23.5% with new customers.

The following table sets forth scheduled lease expirations at our wholly-owned in-service properties as of June 30, 2003, assuming no customer exercises renewal options.

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases
				($ in thousands)
Remainder of 2003 (2)	486	3,184,121	10.3%	$42,902	$13.47	10.0%
2004	645	5,434,655	17.8	60,657	11.16	14.1
2005	693	4,888,641	15.9	69,995	14.32	16.3
2006	504	4,034,504	13.1	60,962	15.11	14.2
2007	317	3,582,987	11.6	38,389	10.71	8.9
2008	266	3,123,689	10.1	43,765	14.01	10.2
2009	93	2,065,453	6.7	33,851	16.39	7.9
2010	73	1,147,543	3.7	22,694	19.78	5.3
2011	61	1,046,239	3.4	21,384	20.44	5.0
2012	48	833,095	2.7	14,539	17.45	3.4
Thereafter	161	1,448,019	4.7	20,166	13.93	4.7

	3,347	30,788,946	100.0%	$429,304	$13.94	100.0%

(1)	Annualized Rental Revenue is June 2003 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(2)	Includes 646,000 square feet of leases that are on a month to month basis or 1.3% of total annualized revenue

We do not anticipate that positive employment growth will lead to a corresponding increase in demand for office space during the last six months of 2003. Improving employment in our markets will not necessarily result in positive space absorption because of the significant amount of under-utilized space and space available for sublease in our markets. Customers have indicated that they are, for the most part, unwilling to commit to space expansion plans until they have a better sense of the stability of the economic recovery in the U.S. and abroad.

During the remainder of 2003, we expect to continue our capital recycling program of selectively disposing of non-core properties or other properties the sale of which can generate attractive returns. See “Liquidity and Capital Resources - Capital Recycling Program.” Although we intend to use the net proceeds from asset dispositions to repay debt and repurchase Common Stock, any net decrease in our property portfolio generally tends to result in lower net income. In addition, the majority of assets sold or held for sale generally have occupancy levels above the average occupancy of our total portfolio and, as a result, the sale of these assets may lower the overall occupancy rate of our portfolio.

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

We have filed claims in connection with the rejected leases in the amount of $21.5 million. Actual amounts to be received in satisfaction of these claims will be subject to WorldCom’s approved plan of reorganization and the availability of funds to pay creditors.

On August 11, 2002, US Airways filed a voluntary petition with the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. We entered into an agreement with US Airways that was approved by the United States Bankruptcy Court on February 21, 2003, whereby they will continue to lease 293,007 square feet. Additionally, we have agreed to a $600,000 reduction in annual rent on one lease, encompassing 81,220 square feet and expiring on December 31, 2007, for the remaining term of the lease.

We cannot provide any assurance that we will be able to re-lease rejected space quickly or on as favorable terms.

Three and Six Months Ended June 30, 2003

As described in Note 6 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations if the properties were either sold during 2002 and 2003 or were held for sale at June 30, 2003 and met certain conditions as stipulated by Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”). Accordingly, properties sold during 2002 that did not meet certain conditions as stipulated by SFAS 144 were not reclassified as discontinued operations.

The following table sets forth information regarding our results of operations for the three and six months ended June 30, 2003 and 2002 ($ in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	$ Change	2003	2002	$ Change
Rental revenue	$105.6	$107.8	$(2.2)	$211.5	$221.0	$(9.5)
Operating expenses:
Rental property	36.8	34.0	2.8	73.2	69.3	3.9
Depreciation and amortization	32.4	29.0	3.4	64.8	57.7	7.1
Interest expense:
Contractual	27.7	26.5	1.2	55.2	51.9	3.3
Amortization of deferred financing costs	0.8	0.3	0.5	1.4	0.7	0.7

	28.5	26.8	1.7	56.6	52.6	4.0
General and administrative (includes $3,514 and $3,700 of nonrecurring compensation and management fee expense in the three and six months ending June 30, 2002, respectively)	6.4	8.7	(2.3)	11.6	13.9	(2.3)

Total operating expenses	104.1	98.5	5.6	206.2	193.5	12.7
Other income:
Interest and other income	3.2	2.5	0.7	6.0	5.7	0.3
Equity in (loss)/earnings of unconsolidated affiliates	(0.5)	2.4	(2.9)	1.2	4.9	(3.7)

	2.7	4.9	(2.2)	7.2	10.6	(3.4)

Income before gain on disposition of land and depreciable assets and discontinued operations	4.2	14.2	(10.0)	12.5	38.1	(25.6)
Gain on disposition of land	1.4	6.0	(4.6)	2.3	5.8	(3.5)
Gain on disposition of depreciable assets	0.2	4.2	(4.0)	0.2	5.4	(5.2)

Income from continuing operations	5.8	24.4	(18.6)	15.0	49.3	(34.3)
Discontinued operations:
Income from discontinued operations	4.3	5.5	(1.2)	8.5	11.6	(3.1)
Gain on sale of discontinued operations	1.5	2.1	(0.6)	1.2	2.1	(0.9)

	5.8	7.6	(1.8)	9.7	13.7	(4.0)

Net income	11.6	32.0	(20.4)	24.7	63.0	(38.3)
Distributions on preferred units	(7.7)	(7.7)	—	(15.4)	(15.4)	—

Net income available for unitholders	$3.9	$24.3	$(20.4)	$9.3	$47.6	$(38.3)

Three Months Ended June 30, 2003. Rental revenue from continuing operations decreased $2.2 million, or 2.0%, from $107.8 million for the three months ended June 30, 2002 to $105.6 million for the three months ended June 30, 2003. The decrease was primarily a result of a decrease in average occupancy rates from 86.4% for the three months ended June 30, 2002 to 82.4% for the three months ended June 30, 2003 and the bankruptcies of WorldCom and US Airways, which resulted in a 2.6% decrease in average occupancy rates and a $4.3 million decrease in rental revenue for the three months ended June 30, 2003. In addition, during 2002 and the six months ended June 30, 2003, approximately 2.3 million square feet of development properties were placed in-service which have leased-up slower than expected and, as a result, have decreased average occupancy rates by 1.2%. These decreases were offset by the write-off of $3.1 million of straight-line rent attributable to the WorldCom bankruptcy for the three months ended June 30, 2002 and an increase in lease termination fees of $273,397 from the three months ended June 30, 2002 to the three months ended June 30, 2003.

Same property rental revenue, generated from the 34.7 million square feet of 464 wholly-owned in-service properties on January 1, 2002, decreased $2.2 million, or 2.0%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This decrease is primarily a result of lower same property average occupancy, which decreased from 88.2% in 2002 to 84.6% in 2003, and the bankruptcies of WorldCom and US Airways. These bankruptcies resulted in a 2.4% decrease in same property average occupancy rates and a $1.2 million decrease in same property rental revenue for the three months ended June 30, 2003.

During the three months ended June 30, 2003, 266 second generation leases representing 1.7 million square feet of office, industrial and retail space were executed. This was 6.7% lower than those of expired leases on an average rate per square foot. In addition, on a straight-line rent comparison basis, the average rate per square foot over the lease term for leases executed in the three months ended June 30, 2003 was 0.4% higher than the rent paid by previous customers.

Rental operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $2.8 million, or 8.2%, from $34.0 million for the three months ended June 30, 2002 to $36.8 million for the three months ended June 30, 2003. The increase was a result of increases in repairs and maintenance and certain fixed operating expenses that do not vary with net changes in our occupancy percentage. In addition, we placed 2.3 million square feet of development properties in-service during 2002 and 2003 which resulted in an increase in rental operating expenses from continuing operations.

Rental operating expenses as a percentage of rental revenue increased from 31.5% for the three months ended June 30, 2002 to 34.8% for the three months ended June 30, 2003. The increase in these expenses as a percentage of rental revenue was a result of the increases in rental operating expenses as described above and a decrease in rental revenue, primarily due to lower average occupancy and the bankruptcies of WorldCom and US Airways. These bankruptcies resulted in a 2.6% decrease in average occupancy rates and a $1.2 million decrease in rental revenue for the three months ended June 30, 2003.

Same property rental operating expenses, which are the expenses of 464 wholly-owned in-service properties on January 1, 2002, increased $610,363, or 1.8%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. The increase was a result of increases in repairs and maintenance and certain fixed operating expenses that do not vary with net changes in our occupancy percentage.

Same property rental operating expenses as a percentage of related revenue increased from 32.1% for the three months ended June 30, 2002 to 33.3% for the three months ended June 30, 2003. The increase in these expenses as a percentage of related revenue was a result of the increase in same property rental operating expenses as described above and a decrease in same property rental revenue, primarily due to the bankruptcies of WorldCom and US Airways. These bankruptcies resulted in a 2.4% decrease in same property average occupancy rates and a $1.2 million decrease in same property rental revenue for the three months ended June 30, 2003.

Depreciation and amortization from continuing operations for the three months ended June 30, 2003 and 2002 was $32.4 million and $29.0 million, respectively. The increase of $3.4 million, or 11.7%, was due to an increase in amortization related to leasing commissions and tenant improvement expenditures for properties placed in-service during 2002 and the six months ended June 30, 2003 and the write-off of deferred leasing costs and tenant improvements for customers that vacate their space prior to lease expiration. This increase was partially offset by a decrease in depreciation for properties disposed of during 2002 that are not classified as discontinued operations in accordance with SFAS 144.

Interest expense from continuing operations increased $1.7 million, or 6.3%, from $26.8 million for the three months ended June 30, 2002 to $28.5 million for the three months ended June 30, 2003. The increase was primarily attributable to the decrease in capitalized interest from $2.6 million for the three months ended June 30, 2002 to $349,367 for the three months ended June 30, 2003. In addition, average interest rates increased from 6.9% in the second quarter of 2002 to 7.1% in the second quarter of 2003. Partly offsetting these increases was a decrease in the average outstanding debt balance from the second quarter of 2002 to the second quarter of 2003. Interest expense for the three months ended June 30, 2003 and 2002 included $756,777 and $340,673, respectively, of amortization of deferred financing costs.

General and administrative expenses as a percentage of total revenue, which includes rental revenue and interest and other income for both continuing and discontinued operations and equity in earnings of unconsolidated affiliates, was 5.6% for the three months ended June 30, 2003 and 7.0% for the three months ended June 30, 2002.

The decrease was a result of a nonrecurring compensation and management fee expense of $3.5 million recorded during the three months ended June 30, 2002, which was related to the exercise of stock options. Partly offsetting this decrease was an increase in general and administrative expenses as a result of the decrease of capitalization of these costs due to the decrease in development activity in 2003 and an increase in deferred compensation as a result of the issuance of restricted stock during 2002 and the three months ended June 30, 2003. In addition, rental revenue and equity in earnings of unconsolidated affiliates decreased from the three months ended June 30, 2002 to the three months ended June 30, 2003.

Interest and other income from continuing operations increased $651,350, or 28.0%, from $2.5 million for the three months ended June 30, 2002 to $3.2 million for the three months ended June 30, 2003. The increase primarily resulted from an increase in leasing and management fee income and a Tax Increment Financing refund received in the three months ended June 30, 2003. Partly offsetting these increases was a decrease in development fee income in the three months ended June 30, 2003 and a decrease in interest income due to the collection of notes receivable during 2002.

Equity in earnings of unconsolidated affiliates decreased $2.9 million from $2.4 million for the three months ended June 30, 2002 to $(525,890) for the three months ended June 30, 2003. The decrease was primarily a result of a charge of $2.4 million which represents our proportionate share of the impairment loss of $12.1 million recorded by the MG-HIW, LLC joint venture in the three months ended June 30, 2003 for assets being classified as held for sale related to the acquisition of the assets of the MG-HIW, LLC joint venture (See Note 11 to the Consolidated Financial Statements for further discussion).

Gain on disposition of land and depreciable assets decreased $8.6 million, or 84.3%, to $1.6 million for the three months ended June 30, 2003 from $10.2 million for the three months ended June 30, 2002. In the second quarter of 2003, the majority of the gain was comprised of a gain of $691,525 related to the disposition of 5.78 acres of land and a gain of approximately $1.0 million related to the condemnation of 4.0 acres of Bluegrass land, which is discussed further in Note 3 to the Consolidated Financial Statements. Partly offsetting these gains was an impairment loss of $295,587 related to two land parcels held for sale at June 30, 2003. In the second quarter of 2002, the majority of the gain was comprised of a gain related to the disposition of 396,212 square feet of office properties that did not meet certain conditions to be classified as discontinued operations as described in Note 6 to the Consolidated Financial Statements and a gain on the disposition of two acres of land.

In accordance with SFAS 144, we classified net income of $4.3 million and $5.5 million as discontinued operations for the three months ended June 30, 2003 and 2002, respectively, which pertained to 2.3 million square feet of property sold during 2002 and 2003 and 3.1 million square feet of property and 88 apartment units held for sale at June 30, 2003. We also classified gains of $1.5 million and $2.1 million as discontinued operations for the three months ended June 30, 2003 and 2002, respectively.

Six Months Ended June 30, 2003. Rental revenue from continuing operations decreased $9.5 million, or 4.3%, from $221.0 million for the six months ended June 30, 2002 to $211.5 million for the six months ended June 30, 2003. The decrease was primarily a result of a decrease in average occupancy rates from 87.0% for the six months ended June 30, 2002 to 82.0% for the six months ended June 30, 2003 and the bankruptcies of WorldCom and US Airways, which resulted in a 2.6% decrease in average occupancy rates and an $8.7 million decrease in rental revenue for the six months ended June 30, 2003. In addition, during 2002 and the six months ended June 30, 2003, approximately 2.3 million square feet of development properties were placed in-service which have leased-up slower than expected and, as a result, have decreased average occupancy rates by 1.1%. In addition, lease termination fees decreased $1.3 million for the six months ended June 30, 2003. These decreases were offset by the write-off of $3.1 million of straight-line rent attributable to the WorldCom bankruptcy for the six months ended June 30, 2002.

Same property rental revenue, generated from 34.7 million square feet of 464 wholly-owned in-service properties on January 1, 2002, decreased $11.5 million, or 5.2%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This decrease is primarily a result of lower same property average occupancy, which decreased from 88.9% in 2002 to 84.7% in 2003, and the bankruptcies of WorldCom and US Airways. These bankruptcies resulted in a 2.5% decrease in same property average occupancy rates and a $5.6 million decrease in same property rental revenue for the six months ended June 30, 2003.

During the six months ended June 30, 2003, 477 second generation leases representing 3.6 million square feet of office, industrial and retail space were executed. This was 7.0% lower than those of expired leases on an average rate per square foot. In addition, on a straight-line rent comparison basis, the average rate per square foot over the lease term for leases executed in the first six months of 2003 was 0.7% higher than the rent paid by previous customers.

Rental operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $3.9 million, or 5.6%, from $69.3 million for the six months ended June 30, 2002 to $73.2 million for the six months ended June 30, 2003. The increase was a result of increases in snow removal, repairs and maintenance and certain fixed operating expenses that do not vary with net changes in our occupancy percentage. In addition, we placed 2.3 million square feet of development properties in-service during 2002 and 2003 which resulted in an increase in rental operating expenses from continuing operations.

Rental operating expenses as a percentage of rental revenue increased from 31.4% for the three months ended June 30, 2002 to 34.6% for the six months ended June 30, 2003. The increase in these expenses as a percentage of revenue was a result of the increases in rental operating expenses as described above and a decrease in rental revenue, primarily due to lower average occupancy and the bankruptcies of WorldCom and US Airways. These bankruptcies resulted in a 2.6% decrease in average occupancy rates and a $5.6 million decrease in rental revenue for the six months ended June 30, 2003.

Same property rental operating expenses, which are the expenses of 464 wholly-owned in-service properties on January 1, 2002, increased $2.2 million, or 3.2%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. The increase was a result of increases in snow removal, repairs and maintenance and certain fixed operating expenses that do not vary with net changes in our occupancy percentage.

Same property rental operating expenses as a percentage of related revenue increased from 30.5% for the six months ended June 30, 2002 to 33.2% for the six months ended June 30, 2003. The increase in these expenses as a percentage of revenue was a result of the increases described above and a decrease in same property rental revenue, primarily due to lower average occupancy and the bankruptcies of WorldCom and US Airways. These bankruptcies resulted in a 2.5% decrease in same property average occupancy rates and a $5.6 million decrease in same property rental revenue for the six months ended June 30, 2003. In addition, operating expenses of $487,609 that would have been paid by WorldCom if the leases were not rejected were paid by us and included in same property operating expenses during the six months ended June 30, 2003.

Depreciation and amortization from continuing operations for the six months ended June 30, 2003 and 2002 was $64.8 million and $57.7 million, respectively. The increase of $7.1 million, or 12.3%, was due to an increase in amortization related to leasing commissions and tenant improvement expenditures for properties placed in-service during 2002 and the six months ended June 30, 2003 and the write-off of deferred leasing costs and tenant improvements for customers that vacate their space prior to lease expiration. This increase was partially offset by a decrease in depreciation for properties disposed of during 2002 that are not classified as discontinued operations in accordance with SFAS 144.

Interest expense from continuing operations increased $4.0 million, or 7.6%, from $52.6 million for the six months ended June 30, 2002 to $56.6 million for the six months ended June 30, 2003. The increase was primarily attributable to the decrease in capitalized interest for the six months ended June 30, 2003 and 2002, which was $715,247 and $6.6 million, respectively. In addition, average interest rates increased from 6.9% in the six months ended June 30, 2002 to 7.1% in the six months ended June 30, 2003. Partly offsetting these increases was a decrease in the average outstanding debt balance from the six months ended June 30, 2002 to the six months ended June 30, 2003. Interest expense for the six months ended June 30, 2003 and 2002 included $1.4 million and $680,623, respectively, of amortization of deferred financing costs.

General and administrative expenses as a percentage of total revenue, which includes rental revenue and interest and other income for both continuing and discontinued operations and equity in earnings of unconsolidated affiliates, was 5.0% for the six months ended June 30, 2003 and 5.5% for the six months ended June 30, 2002. The decrease was a result of a nonrecurring compensation and management fee expense of $3.7 million recorded during the six months ended June 30, 2002, which was related to the exercise of stock options. Partly offsetting this decrease was an increase in general and administrative expenses as a result of the decrease of capitalization of these costs due to the decrease in development activity in 2003 and an increase in deferred compensation as a result of the issuance of additional restricted stock during 2002 and the six months ended June 30, 2003. In addition, rental revenue and equity in earnings of unconsolidated affiliates decreased from the six months ended June 30, 2002 to the six months ended June 30, 2003.

Interest and other income from continuing operations increased $320,450, or 5.3%, from $5.7 million for the six months ended June 30, 2002 to $6.0 million for the six months ended June 30, 2003. The increase primarily resulted from an increase in leasing and management fee income and a Tax Increment Financing refund in the six months ended June 30, 2003. Partly offsetting these increases was a decrease in interest income in the six months ended June 30, 2003 due to the collection of notes receivable during 2002 and a decrease in development fee income.

Equity in earnings of unconsolidated affiliates decreased $3.7 million from $4.9 million for the six months ended June 30, 2002 to $1.2 million for the six months ended June 30, 2003. The decrease was primarily a result of a charge of $2.4 million which represents our proportionate share of the impairment loss of $12.1 million recorded by the MG-HIW, LLC joint venture in the six months ended June 30, 2003 related to the acquisition of the assets of the MG-HIW, LLC joint venture (See Note 11 to the Consolidated Financial Statements for further discussion).

Gain on disposition of land and depreciable assets decreased $8.7 million, or 77.7%, to $2.5 million for the six months ended June 30, 2003 from $11.2 million for the six months ended June 30, 2002. In the six months ended June 30, 2003, the majority of the gain was comprised of a gain of $1.6 million related to the disposition of 12.43 acres of land and a gain of approximately $1.0 million related to the condemnation of 4.0 acres of Bluegrass land, which is discussed further in Note 3 to the Consolidated Financial Statements. Partly offsetting this gain was an impairment loss of $295,587 related to two land parcels held for sale at June 30, 2003. In the six months ended June 30, 2002, the majority of the gain was comprised of a gain related to the disposition of 524,212 square feet of office properties that did not meet certain conditions to be classified as discontinued operations as described in Note 6 to the Consolidated Financial Statements and a gain on the disposition of two acres of land, partly offset by a loss related to the disposition of 50.81 acres of land.

In accordance with SFAS 144, we classified net income of $8.5 million and $11.6 million as discontinued operations for the six months ended June 30, 2003 and 2002, respectively, which pertained to 2.3 million square feet of property sold during 2002 and 2003 and 3.1 million square feet of property and 88 apartment units held for sale at June 30, 2003. We also classified gains of $1.2 million and $2.1 million as discontinued operations for the six months ended June 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

Statement of Cash Flows. The following table sets forth the changes in the Operating Partnership’s cash flows from the first six months of 2003 as compared to the first six months of 2002 ($ in thousands):

	Six Months Ended June 30,
	2003	2002	Change
Cash Provided By Operating Activities	$74,391	$91,709	$(17,318)
Cash (Used In)/Provided By Investing Activities	(20,448)	57,241	(77,689)
Cash Used in Financing Activities	(51,844)	(135,887)	84,043

Total Cash Flows	$2,099	$13,063	$(10,964)

Cash provided by operating activities was $74.4 million for the six months ended June 30, 2003 and $91.7 million for the six months ended June 30, 2002. The decrease of $17.3 million was primarily a result of a decrease in average occupancy rates for our wholly-owned portfolio and the bankruptcies of WorldCom and US Airways. In addition, the level of net cash provided by operating activities is affected by the timing of receipt of revenue and payment of expenses.

Cash used in investing activities was $20.4 million for the six months ended June 30, 2003 and cash provided by investing activities was $57.2 million for the six months ended June 30, 2002. The decrease of $77.7 million was primarily a result of a decrease in proceeds from dispositions of real estate assets of approximately $89.9 million, a decrease in investments in notes receivable of $1.4 million, partly offset by a decrease in additions to real estate assets of approximately $7.5 million and an increase in distributions and other investing activities of $6.1 million for the six months ended June 30, 2003.

Cash used in financing activities was $51.8 million for the six months ended June 30, 2003 and $135.9 million for the six months ended June 30, 2002. The decrease of $84.0 million was primarily a result of a decrease of $100.9 million in net repayments on the unsecured revolving loan, mortgages and notes payable and a decrease of $9.2 million in distributions paid, partly offset by an increase of $13.9 million for the repurchase of common stock and units for the six months ended June 30, 2003.

Capitalization. Our total indebtedness at June 30, 2003 was $1.5 billion and was comprised of $638.4 million of secured indebtedness with a weighted average interest rate of 7.5% and $906.0 million of unsecured indebtedness with a weighted average interest rate of 6.8%. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Current and Future Cash Needs.”

The following table sets forth the principal payments due on our mortgages and notes payable as of June 30, 2003, adjusted for the July 17, 2003 amendment to the Revolving Loan ($ in thousands):

	Total	Within 1 year	Within 2 years	Within 3 years	Within 4 years	Within 5 years	Thereafter
Fixed Rate Debt:
Unsecured:
Put Option Notes (1)	$100,000	$—	$—	$—	$—	$—	$100,000
Notes	706,500	246,500	—	—	110,000	100,000	250,000
Secured:
Mortgages and loans payable	634,177	12,417	54,063	40,279	80,682	11,170	435,566

Total Fixed Rate Debt	1,440,677	258,917	54,063	40,279	190,682	111,170	785,566

Variable Rate Debt:
Unsecured:
Term Loan	20,000	—	—	20,000	—	—	—
Revolving Loan	79,500	—	—	—	79,500	—	—
Secured:
Mortgage loan payable	4,173	242	272	285	3,374	—	—

Total Variable Rate Debt	103,673	242	272	20,285	82,874	—	—

Total Long Term Debt	$1,544,350	$259,159	$54,335	$60,564	$273,556	$111,170	$785,566

(1)	On June 24, 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 (“X-POS”), which represent fractional undivided beneficial interest in the trust. The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the “Put Option Notes”), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on such Put Option Notes will be 6.39% plus the applicable spread determined as of June 15, 2004. In connection with the initial issuance of the Put Option Notes, a counter party was granted an option to purchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount. If the counter party elects not to exercise this option, the Operating Partnership would be required to repurchase the Put Option Notes from the Trust on June 15, 2004 at 100.0% of the principal amount plus accrued and unpaid interest.

Secured Indebtedness

The mortgage and loans payable and the secured revolving loan were secured by real estate assets with an aggregate carrying value of approximately $1.1 billion at June 30, 2003.

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

On July 17, 2003, we amended and restated our existing revolving loan. The amended and restated $250.0 million revolving loan (the “Revolving Loan”) is from a group of ten lender banks, matures in July 2006 and replaces our previous $300.0 million revolving loan. The Revolving Loan carries an interest rate based upon our senior unsecured credit ratings. As a result, interest would currently accrue on borrowings under the Revolving Loan at an average rate of LIBOR plus 105 basis points. The terms of the Revolving Loan require us to pay an annual facility fee equal to .25% of the aggregate amount of the Revolving Loan. We currently have a credit rating of BBB- assigned by Standard & Poor’s, a credit rating of BBB- assigned by Fitch Inc. and a credit rating of Baa3 assigned by Moody’s Investor Service. In April 2003, Moody’s Investor Service placed our credit ratings on review for potential downgrade. We cannot provide any assurances that this or the other rating agencies will not change our credit ratings. If any of our credit ratings are lowered, the interest rate on borrowings under our revolving loan would be automatically increased.

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

The following table sets forth more detailed information about our ratio and covenant compliance under the revolving loan assuming the new Revolving Loan had been in effect at June 30, 2003. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our revolving loan, including definitions of certain relevant terms, see the credit agreement governing our revolving loan which is attached as Exhibit 10.

	June 30, 2003 Proforma
Total Liabilities Less Than or Equal to 57.5% of Total Assets	52.3%
Unencumbered Assets Greater Than or Equal to 2 times Unsecured Debt	2.21
Secured Debt Less Than or Equal to 35% of Total Assets	23.5%
Adjusted EBITDA Greater Than 2.10 times Interest Expense	2.33
Adjusted EBITDA Greater Than 1.55 times Fixed Charges	1.74
Adjusted NOI Unencumbered Assets Greater Than 2.25 times Interest on Unsecured Debt	2.56
Tangible Net Worth Greater Than $1.575 Billion	$1.7	billion
Restricted Payments, Including Distributions to Shareholders, Less Than or Equal to 95% of CAD	67.0%

The following table sets forth more detailed information about the Operating Partnership’s ratio and covenant compliance under the Operating Partnership’s indenture as of June 30, 2003. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our indenture, including definitions of certain relevant terms, see the indenture governing our unsecured notes which is incorporated by reference in our Annual Report as Exhibit 4.2.

June 30, 2003
Overall Debt Less Than or Equal to 60% of Adjusted Total Assets	40.8%
Secured Debt Less Than or Equal to 40% of Adjusted Total Assets	16.8%
Income Available for debt service Greater Than 1.50 times Annual Service Charge	2.8
Total Unencumbered Assets Greater Than 200% of Unsecured Debt	298.9%

Current and Future Cash Needs. Historically, rental revenue has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, unitholder distributions, any guarantee obligations and ordinary course capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. We presently have no plans for major capital improvements to the existing properties except for the $10.4 million in general and non-recurring renovations at certain properties. In addition, we could incur tenant improvements and lease commissions related to any releasing of space previously leased by WorldCom and US Airways.

In addition to the requirements discussed above, our short-term (within the next 12 months) liquidity requirements also include the funding of our existing development activity, selective asset acqusitions and first generation tenant improvements and lease commissions on properties placed in-service that are not fully leased. We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and the following:

•	borrowings under our unsecured revolving loan (up to $198.0 million of availability as of July 17, 2003);

•	the selective disposition of non-core assets or other assets the sale of which can generate attractive returns;

•	the sale or contribution of some of our wholly-owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions; and

•	the issuance of secured debt (at June 30, 2003, we had $2.5 billion of unencumbered real estate assets at cost).

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

We anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long term. However, if these sources of funds are insufficient or unavailable, our ability to make distributions to unitholders and satisfy other cash payments may be adversely affected.

Commitments and Contingencies. In connection with several of our joint venture’s with unaffiliated parties, we have agreed to guarantee rent shortfalls and re-tenanting costs for certain properties contributed or sold to the joint ventures during 1999, 2000 and 2002. As of June 30, 2003, we had $16.5 million accrued for obligations related to these agreements. We believe that our estimates related to these agreements are adequate. However, if our assumptions and estimates prove to be incorrect future losses may occur.

In accordance with FIN 45, we have included $1.9 million in other liabilities and adjusted the investment in unconsolidated affiliates by $1.9 million on its consolidated balance sheet at June 30, 2003 related to two separate guarantees of a construction loan agreement and a construction completion agreement entered into by the Plaza Colonnade LLC joint venture, in which we are a 50.0% owner. The term of the construction loan agreement is February 2003 through February 2006, with two one-year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be complete by December 15, 2005. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture was unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, we would be required, under the terms of the agreements, to repay the outstanding balance under the construction loan and complete the construction of the office building. The maximum potential amount of future payments by us under these agreements is $34.9 million.

In addition, we guaranteed our 80.0% partner in MG-HIW, LLC joint venture, Miller Global, a minimum internal rate of return on $50.0 million of their equity investment in the joint venture’s Orlando assets.

Certain properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either us or our joint venture partner if certain conditions are met as set forth in the respective joint venture agreement. Our partner in SF-HIW Harborview, LP has the right to put its 80.0% equity interest in the partnership to us in cash at anytime during the one-year period commencing on September 11, 2014. The value of the equity interest will be determined based upon the then fair market value of SF-HIW Harborview, LP assets and liabilities.

In connection with the November 26, 2002 disposition of 225,000 square feet of property, fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., we agreed to guarantee any rent shortfalls and re-tenanting cost for a five-year period of time from date of sale. Our contingent liability as of June 30, 2003 is $18.5 million. Because of this guarantee, in accordance with GAAP, we deferred the gain of approximately $6.9 million, which will be recognized when the contingency period is concluded.

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

The following table sets forth information regarding our joint venture activity as recorded on the respective joint venture’s books at June 30, 2003 and December 31, 2002 ($ in thousands):

			June 30, 2003				December 31, 2002
	Percent Owned		Total Assets	Debt		Total Liabilities	Total Assets	Debt	Total Liabilities
Balance Sheet Data:
Board of Trade Investment Company	49.00%		$8,117	$835		$1,208	$7,778	$919	$1,071
Dallas County Partners	50.00%		42,597	38,461		41,354	44,128	38,904	41,285
Dallas County Partners II	50.00%		18,623	23,040		24,369	18,900	23,587	24,874
Fountain Three	50.00%		34,895	30,452		32,605	37,159	30,958	32,581
RRHWoods, LLC	50.00%		81,285	66,584		70,241	82,646	68,561	71,767
Schweiz-Deutschland-USA DreilanderBeteiligung Objekt DLF 98/29-Walker Fink-KG	22.81%		140,834	67,733		70,003	141,147	68,209	70,482
Dreilander-Fonds 97/26 and 99/32	42.93%		117,218	59,364		62,101	119,134	59,688	62,601
Highwoods-Markel Associates, LLC	50.00%		14,822	11,610		11,758	16,026	11,625	12,583
MG-HIW, LLC	20.00	%(1)	340,246	242,240		250,038	355,102	242,240	249,340
MG-HIW Peachtree Corners III, LLC	50.00	%(2)	5,334	4,286	(2)	4,337	3,809	2,494	2,823
MG-HIW Metrowest I, LLC	50.00	%(3)	1,601	—		14	1,601	—	3
MG-HIW Metrowest II, LLC	50.00	%(3)	9,879	5,819	(3)	6,021	9,600	5,372	5,540
Concourse Center Associates, LLC	50.00%		14,646	9,778		10,072	14,896	9,859	10,193
Plaza Colonnade, LLC	50.00%		11,236	2,727	(4)	3,587	3,591	—	3
SF-HIW Harborview, LP	20.00%		40,547	22,800		24,702	41,134	22,800	25,225

Total			$881,880	$585,729		$612,410	$896,651	$585,216	$610,371

(1)	On July 29, 2003, we acquired the assets and/or our partner’s 80.0% equity interests related to 15 properties encompassing 1.3 million square feet owned by MG-HIW, LLC in Atlanta, Raleigh and Tampa. Additionally, we have entered into an option agreement to acquire Miller Global’s 80.0% interest in the remaining assets of MG-HIW, LLC located in Orlando. Total assets at June 30, 2003 include a $12.1 million impairment charge at the partnership level related to this acquisition. (See Note 11 to the Consolidated Financial Statements for further discussion).
(2)	On July 29, 2003, Miller Global assigned to us their 50.0% equity interest in the single property encompassing 53,896 square feet owned by MG-HIW Peachtree Corners III, LLC. The construction loan, which was made to this joint venture by an affiliate of the Operating Partnership had an interest rate of LIBOR plus 200 basis points and was paid in full on July 29, 2003 in connection with the assignment.
(3)	On July 29, 2003, we entered into an option agreement to acquire Miller Global’s 50.0% interest for $3.2 million in the remaining assets encompassing 87,832 square feet of property of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC. The $7.4 million construction loan to fund the development of this property, of which $5.8 million is outstanding at June 30, 2003, will be either paid in full or assumed by us in connection with the acquisition of the remaining assets.
(4)	On February 12, 2003, Plaza Colonnade, LLC signed a $61.4 million construction loan to fund the development of this property. The loan requires that the joint venture invest $8.4 million, $4.2 million of which will be our share. We and our partners in this joint venture have each guaranteed 50.0% of the loan. (See Note 10 to the Consolidated Financial Statements for further discussion on the guarantees).

The following table sets forth information regarding our joint venture activity as recorded on the respective joint venture’s books during the six months ended June 30, 2003 and 2002 ($ in thousands):

			June 30, 2003					June 30, 2002
	Percent Owned		Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)
Income Statement Data:
Board of Trade Investment Company	49.00%		$1,215	$791	$34	$200	$190	$1,356	$869	$—	$159	$328
Dallas County Partners	50.00%		5,380	2,757	1,389	982	252	5,698	2,594	1,326	915	863
Dallas County Partners II	50.00%		3,123	1,294	1,190	411	228	3,007	1,308	1,243	531	(75)
Fountain Three	50.00%		3,562	1,514	1,141	796	111	3,352	1,254	1,022	636	440
RRHWoods, LLC	50.00%		6,949	3,606	1,346	1,706	291	6,807	3,394	1,447	1,733	233
Schweiz-Deutschland-USA DreilanderBeteiligung Objekt DLF 98/29-Walker Fink-KG	22.81%		9,673	2,747	2,303	1,728	2,895	10,502	2,703	2,334	1,687	3,778
Dreilander-Fonds 97/26 and 99/32	42.93%		8,106	2,215	2,302	2,007	1,582	8,473	2,161	2,321	1,980	2,011
Highwoods-Markel Associates, LLC	50.00%		1,636	861	558	299	(82)	1,581	849	481	264	(13)
MG-HIW, LLC	20.00	%(1)	24,573	8,975	4,643	4,729	6,226 (2)	26,175	8,760	5,428	4,069	7,918
MG-HIW Peachtree Corners III, LLC	50.00	%(3)	175	62	62	43	8	—	10	—	11	(21)
MG-HIW Rocky Point, LLC	50.00%		—	—	—	—	—	1,813	555	271	248	739
MG-HIW Metrowest I, LLC	50.00	%(3)	—	16	—	—	(16)	—	13	—	—	(13)
MG-HIW Metrowest II, LLC	50.00	%(3)	266	223	83	162	(202)	127	125	—	119	(117)
Concourse Center Associates, LLC	50.00%		1,028	269	346	151	262	1,065	268	332	151	314
Plaza Colonnade, LLC	50.00%		8	—	—	2	6	—	—	—	—	—
SF-HIW Harborview, LP	20.00%		2,806	850	701	433	822	—	—	—	—	—

Total			$68,500	$26,180	$16,098	$13,649	$12,573	$69,956	$24,863	$16,205	$12,503	$16,385

(1)	On July 29, 2003, we acquired the assets and/or our partners’ 80.0% equity interests related to 15 properties encompassing 1.3 million square feet owned by MG-HIW, LLC in Atlanta, Raleigh and Tampa. Additionally, we have entered into an option agreement to acquire Miller Global’s 80.0% interest in the remaining assets of MG-HIW, LLC located in Orlando. (See Note 11 to the Consolidated Financial Statements for further discussion).
(2)	Net income excludes a $12.1 million impairment charge at the partnership level of which our share is $2.4 million. (See Note 11 to the Consolidated Financial Statements for further discussion). With the impairment charge, the joint venture had a net loss of $5,838.
(3)	On July 29, 2003, we entered into an option agreement to acquire Miller Global’s 50.0% interest for $3.2 million in the remaining assets encompassing 87,832 square feet of property of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC and was assigned Miller Global’s 50.0% equity interest in the single property encompassing 53,896 square feet owned by MG-HIW Peachtree Corners III, LLC.

As of June 30, 2003, our joint ventures had approximately $585.7 million of outstanding debt and the following table sets forth the principal payments due on that outstanding long-term debt as recorded on the respective joint venture’s books at June 30, 2003 ($ in thousands):

	Percent Owned		Total		Within 1 year	Within 2 years	Within 3 years	Within 4 years	Within 5 years	Thereafter
Board of Trade Investment Company	49.00%		$835		$177	$191	$206	$223	$38	$—
Dallas County Partners	50.00%		38,461		853	999	1,635	7,985	11,556	15,433
Dallas County Partners II	50.00%		23,040		1,180	1,307	1,446	1,601	1,772	15,734
Fountain Three	50.00%		30,452		1,065	1,145	1,230	1,321	6,735	18,956
RRHWoods, LLC	50.00%		66,584		360	391	417	446	4,198	60,772
Schweiz-Deutschland-USA DreilanderBeteiligung Objekt DLF 98/29-Walker Fink-KG	22.81%		67,733		1,001	1,071	1,145	1,226	1,311	61,979
Dreilander-Fonds 97/26 and 99/32	42.93%		59,364		687	741	800	864	932	55,340
Highwoods-Markel Associates, LLC	50.00%		11,610		96	107	115	125	133	11,034
MG-HIW, LLC	20.00	%(1)	242,240		—	—	242,240	—	—	—
MG-HIW Peachtree Corners III, LLC	50.00	%(2)	4,286	(2)	4,286	—	—	—	—	—
MG-HIW Metrowest II, LLC	50.00	%(3)	5,819	(3)	—	5,819	—	—	—	—
Concourse Center Associates, LLC	50.00%		9,778		170	182	195	209	225	8,797
Plaza Colonnade, LLC	50.00%		2,727	(4)	—	—	—	2,727	—	—
SF-HIW Harborview, LP	20.00%		22,800		—	—	—	—	277	22,523

Total			$585,729	(5)	$9,875	$11,953	$249,429	$16,727	$27,177	$270,568

(1)	On July 29, 2003, we acquired the assets and/or our partner’s 80.0% equity interests related to 15 properties encompassing 1.3 million square feet owned by MG-HIW, LLC in Atlanta, Raleigh and Tampa. Additionally, we have entered into an option agreement to acquire Miller Global’s 80.0% interest in the remaining assets of MG-HIW, LLC located in Orlando. (See Note 11 to the Consolidated Financial Statements for further discussion).
(2)	On July 29, 2003, Miller Global assigned to us their 50.0% equity interest in the single property encompassing 53,896 square feet owned by MG-HIW Peachtree Corners III, LLC. The construction loan, which was made to this joint venture by an affiliate of the Operating Partnership had an interest rate of LIBOR plus 200 basis points and was paid in full on July 29, 2003 in connection with the assignment.
(3)	On July 29, 2003, we entered into an option agreement to acquire Miller Global’s 50.0% interest for $3.2 million in the remaining assets encompassing 87,832 square feet of property of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC. The $7.4 million construction loan to fund the development of this property, of which $5.8 million is outstanding at June 30, 2003, will be either paid in full or assumed by us in connection with the acquisition of the remaining assets.
(4)	On February 12, 2003, Plaza Colonnade, LLC signed a $61.4 million construction loan to fund the development of a property. The loan requires that the joint venture invest $8.4 million, $4.2 million of which will be our share. We and our partners in this joint venture have each guaranteed 50.0% of the loan. As of June 30, 2003, Plaza Colonnade, LLC has borrowed $2.7 million under this loan. (See Note 10 to the Consolidated Financial Statements for further discussion on the guarantees).
(5)	All of this joint venture debt is non-recourse to us except in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and those guarantees and loans described in the footnotes above.

Interest Rate Hedging Activities. To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving loan bears interest at variable rates. Our long-term debt, which consists of long-term financings and the unsecured issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments.

The following table sets forth information regarding our interest rate hedge contracts as of June 30, 2003 ($ in thousands):

Type of Hedge	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	Fair Market Value
Interest Rate Swap	$20,000	12/1/2013	3 month USD-LIBOR-BBA	3.916%	$202
Interest Rate Swap	$15,000	12/1/2013	3 month USD-LIBOR-BBA	3.925%	$141
Interest Rate Swap	$15,000	12/1/2013	3 month USD-LIBOR-BBA	3.928%	$138
Interest Rate Swap	$20,000	1/2/2004	1 month USD-LIBOR-BBA	0.990%	$5
Interest Rate Swap	$20,000	6/1/2005	1 month USD-LIBOR-BBA	1.590%	$(11)

					$475

The interest rate on all of our variable rate debt is adjusted at one- to three- month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. No payments were received or made to counterparties under interest rate hedge contracts during the three months ended June 30, 2003.

Common Share and Unit Repurchase Program. During the quarter ended June 30, 2003, we repurchased a total of 648,264 shares of Common Stock and Common Units at a weighted average price of $20.84 per share/unit. Since commencement of our initial unit repurchase program in December 1999, we have repurchased 12.2 million shares of Common Stock and Common Units at a weighted average price of $24.02 per share/unit for a total purchase price of $294.2 million. On April 25, 2001, we announced that the Company’s Board of Directors authorized the repurchase of up to an additional 5.0 million shares of Common Stock and Common Units. On April 24, 2003, we announced that the Company’s Board of Directors authorized the repurchase of up to an additional 2.5 million shares of Common Stock and Common Units. We have 5.3 million shares/units remaining under our currently authorized repurchase programs.

Capital Recycling Program. During the remainder of 2003, we expect to continue our capital recycling program of selectively disposing of non-core properties or other properties the sale of which can generate attractive returns. At June 30, 2003, we had 3.1 million square feet of office properties and 215.7 acres of land under letter of intent or contract for sale in various transactions with a carrying value of $182.0 million. These transactions are subject to customary closing conditions, including zoning, due diligence and documentation, and are projected to close during 2003. However, we can provide no assurance that all or parts of these transactions will be consummated.

We expect to use substantially all of the net proceeds from our disposition activity for one or all of the following purposes:

•	reduce our outstanding debt;

•	repurchase Common Units subject to the factors discussed above under “Common Unit Repurchase Program”; and

•	acquire selective assets.

Impact of Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which changes the accounting for, and disclosure of, certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require us to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or equity security of the guaranteed party. In accordance with FIN 45, we have included $1.9 million in other liabilities and adjusted the investment in unconsolidated affiliates by $1.9 million on our consolidated balance sheet at June 30, 2003 related to two separate guarantees of a construction loan agreement and a construction completion agreement entered into by the Plaza Colonnade, LLC joint venture, in which we are a 50.0% owner. (See Note 10 to the Consolidated Financial Statements for further discussion).

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), which amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements related to the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. On January 1, 2003, we adopted the fair value recognition provision prospectively for all awards granted after January 1, 2003. Under this provision, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant and is recognized on a straight-line basis over the option vesting period. Prior to 2003, we accounted for stock options under this plan under the guidance of APB Option 25 “Accounting for Stock Issued to Employees and Related Interpretations.”

In accordance with SFAS 148, we have included in general and administrative expenses in our consolidated statement of income, $25,748 of amortization related to the vesting of stock options granted during the six months ended June 30, 2003. In addition, we have included in stockholders’ equity in our consolidated balance sheet at June 30, 2003 the total grant value of $308,985. See below for the amounts that would have been deducted from net income if we had elected to expense the fair value of all stock option awards that had vested rather than those awards issued subsequent to January 1, 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands, except per unit amounts)
Net income, as reported	$11,652	$32,019	$24,710	$63,046
Add: Stock option expense included in reported net income	19	—	25	—
Deduct: Total stock option expense determined under fair value recognition method for all awards	(196)	(217)	(360)	(433)

Pro forma net income	$11,475	$31,802	$24,375	$62,613

Basic net income per common unit – as reported	$0.07	$0.40	$0.16	$0.79
Basic net income per common unit – pro forma	$0.06	$0.40	$0.15	$0.79
Diluted net income per common unit – as reported	$0.07	$0.40	$0.16	$0.79
Diluted net income per common unit – pro forma	$0.06	$0.40	$0.15	$0.78

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIEs”)” (“FIN 46”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and to determine when and which business enterprise should consolidate the VIEs. This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. In addition, FIN 46 requires additional disclosures. For our interest in VIEs owned at January 31, 2003, FIN 46 will be effective July 1, 2003. FIN 46 is in effect for interests in VIEs acquired subsequent to January 31, 2003. We are assessing the impact of this interpretation on our accounting for investments in unconsolidated joint ventures owned at January 31, 2003.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of SFAS No. 149 do not have a material impact on our financial condition and results of operations.

In May of 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption. We are assessing the impact of SFAS 150 on our financial instruments on our financial condition and results of operations.

Funds From Operations and Cash Available for Distributions

We consider funds from operations (“FFO”) and cash available for distributions (“CAD”) to be useful financial performance measures of the operating performance of an equity REIT. Together with net income and cash flows from operating, investing and financing activities, FFO and CAD provide an additional basis to evaluate the ability of a REIT to incur and service debt, fund acquisitions and other capital expenditures and pay distributions. FFO and CAD do not represent net income or cash flows from operating, investing or financing activities as defined by GAAP. They should not be considered as alternatives to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. FFO and CAD do not measure whether cash flow is sufficient to fund all cash needs, including principal amortization, capital improvements and distributions to unitholders. Further, FFO as disclosed by other REITs may not be comparable to our calculation of FFO, as described below.

Our calculation of FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

•	Net income (loss)—computed in accordance with GAAP;

•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

•	Less gains (or plus losses) from sales of depreciable operating properties, including impairment, and items that are classified as extraordinary items under GAAP;

•	Plus minority interest;

•	Less dividends to preferred unitholders;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•	Plus or minus adjustments for depreciation and amortization, and gain/(loss) on sale related to discontinued operations.

CAD is defined as FFO reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space. In addition, CAD includes both recurring and nonrecurring operating results. As a result, nonrecurring items that are not defined as “extraordinary” under GAAP are reflected in the calculation of CAD. In addition, nonrecurring items included in the calculation of CAD for periods ended after March 28, 2003 meet the requirements of Item 10(e) of Regulation S-K, as amended January 22, 2003.

FFO and CAD for the three and six months ended June 30, 2003 and 2002 are summarized in the following table ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Funds from operations:
Net income	$11,652	$32,019	$24,710	$63,046
Add/(Deduct):
Depreciation and amortization	32,405	28,954	64,841	57,663
Gain on disposition of depreciable assets	(220)	(4,203)	(240)	(5,379)
Dividends to preferred unitholders	(7,713)	(7,713)	(15,426)	(15,426)
Unconsolidated affiliates:
Depreciation and amortization	2,383	2,046	4,706	4,431
Loss on disposition of depreciable assets	2,413	—	2,413	—
Discontinued operations (1):
Depreciation and amortization	369	2,607	1,219	5,258
Gain on sale	(1,515)	(2,136)	(1,190)	(2,136)

Funds from operations	39,774	51,574	81,033	107,457

Cash available for distribution:
Add/(Deduct):
Rental income from straight-line rents	(1,680)	1,049 (2)	(3,365)	(1,318)
Nonrecurring compensation and management fee expense	—	3,514	—	3,700
Amortization of deferred financing costs	757	341	1,383	680
Non-incremental revenue generating capital expenditures:
Building improvements paid	(2,734)	(2,370)	(5,525)	(3,121)
Second generation tenant improvements paid	(6,932)	(3,380)	(11,420)	(6,911)
Second generation lease commissions paid	(3,546)	(3,049)	(6,914)	(5,659)

	(13,212)	(8,799)	(23,859)	(15,691)

Cash available for distribution	$25,639	$47,679	$55,192	$94,828

Per common unit-diluted:
Funds from operations	$0.67	$0.85	$1.36	$1.78

Distributions paid	$0.425	$0.585	$1.01	$1.17

Distribution payout ratios:
Funds from operations	63.7%	68.6%	74.5%	65.7%

Cash available for distribution	98.8%	74.2%	109.4%	74.5%

Weighted average units outstanding - basic	59,574	59,954	59,738	59,907

Weighted average units outstanding - diluted	59,619	60,439	59,784	60,358

Net cash provided by/(used in):
Operating activities	$35,596	$50,021	$74,391	$91,709

Investing activities	$(90)	$48,707	$(20,448)	$57,241

Financing activities	$(40,985)	$(88,134)	$(51,844)	$(135,887)

Net (decrease)/increase in cash and cash equivalents	$(5,479)	$10,594	$2,099	$13,063

(1)	For further discussion related to discontinued operations, see Note 6 of the Consolidated Financial Statements.
(2)	Includes a $3.1 million write-off of straight-line rent receivables from WorldCom.

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

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving loan bears interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

Certain Variable Rate Debt. As of June 30, 2003, we had approximately $103.7 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ending June 30, 2004, our interest expense would be increased or decreased approximately $1.0 million.

Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contracts in effect at June 30, 2003, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - Interest Rate Hedging Activities.” If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedging contracts as of June 30, 2003 would increase by approximately $4.8 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of June 30, 2003 would decrease by approximately $4.3 million.

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

The CEO/CFO evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, the controls’ implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Our disclosure controls and procedures are also evaluated on an ongoing basis by the following:

•	employees in the Company’s internal audit department;

•	other personnel in the Company’s finance organization;

•	members of the Company’s internal disclosure committee; and

•	members of the audit committee of the Company’s Board of Directors.

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

Based on the most recent evaluation, which was completed within 90 days prior to the filing of this Quarterly Report, our CEO and CFO believe that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our disclosure controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with GAAP.

Since the date of this most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II - OTHER INFORMATION

Item 5. Exhibits and Reports On Form 8-K

(a)	Exhibits

Exhibit No.	Description

10	Amended and Restated Credit Agreement dated as of July 17, 2003 by and among Highwoods Realty Limited Partnership, Highwoods Properties, Inc., Highwoods Finance, LLC, Highwoods Services, Inc., Highwoods/Tennessee Holdings, L.P., certain subsidiaries of Highwoods Properties Inc. and the Lenders named therein

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

The Company filed a current report on Form 8-K, dated August 1, 2003, furnishing under Item 12, the Company’s press release announcing the results of operations and financial condition of the Company for the three and six months ended June 30, 2003 and the Company’s Supplemental Operating and Financial Information for the six months ended June 30, 2003.

The Company filed a current report on Form 8-K, dated April 25, 2003, furnishing under Items 9 and 12 the Company’s press release announcing the results of operations and financial condition of the Company for the three months ended March 31, 2003.

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

Date: August 13, 2003