Form 10-Q
period 2003-09-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2003-11-14
CIK 941713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2003

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

($ in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets:
Real estate assets, at cost:
Land and improvements	$399,330	$388,904
Buildings and tenant improvements	2,903,262	2,822,846
Development in process	11,159	6,419
Land held for development	175,891	162,918
Furniture, fixtures and equipment	21,599	20,960

	3,511,241	3,402,047
Less—accumulated depreciation	(517,649)	(457,734)

Net real estate assets	2,993,592	2,944,313
Property held for sale	145,548	164,549
Cash and cash equivalents	12,683	10,730
Restricted cash	6,810	8,582
Accounts receivable, net	12,503	13,389
Notes receivable	10,021	9,949
Accrued straight-line rents receivable	51,592	48,777
Investment in unconsolidated affiliates	70,069	75,019
Other assets:
Deferred leasing costs	105,642	99,803
Deferred financing costs	44,506	26,120
Prepaid expenses and other	16,326	15,295

	166,474	141,218
Less—accumulated amortization	(81,456)	(71,472)

Other assets, net	85,018	69,746

Total Assets	$3,387,836	$3,345,054

Liabilities, Redeemable Units and Partners’ Capital:
Mortgages and notes payable	$1,603,483	$1,489,220
Accounts payable, accrued expenses and other liabilities	112,837	114,870

Total Liabilities	1,716,320	1,604,090
Redeemable operating partnership units:
Common Units, 6,505,148 and 6,974,524 outstanding at September 30, 2003 and December 31, 2002, respectively	155,213	154,137
Series A Preferred Units, 104,945 outstanding at September 30, 2003 and December 31, 2002	103,308	103,308
Series B Preferred Units, 6,900,000 outstanding at September 30, 2003 and December 31, 2002	166,346	166,346
Series D Preferred Units, 400,000 outstanding at September 30, 2003 and December 31, 2002	96,842	96,842
Partners’ Capital:
Common Units:
General partner Common Units, 591,935 and 599,659 outstanding at September 30, 2003 and December 31, 2002, respectively	11,585	12,332
Limited partner Common Units, 52,096,421 and 52,391,727 outstanding at September 30, 2003 and December 31, 2002, respectively	1,146,992	1,220,902
Accumulated other comprehensive loss	(4,002)	(9,204)
Deferred compensation	(4,768)	(3,699)

Total Partners’ Capital	1,149,807	1,220,331

Total Liabilities, Redeemable Units and Partners’ Capital	$3,387,836	$3,345,054

See accompanying notes to consolidated financial statements

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and $ in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Rental revenue	$106,923	$109,505	$315,531	$327,904

Operating expenses:
Rental property	37,107	34,686	109,141	102,908
Depreciation and amortization	31,536	29,871	95,752	86,992
Interest expense:
Contractual	28,047	27,319	83,307	79,263
Amortization of deferred financing costs	819	347	2,202	1,027

	28,866	27,666	85,509	80,290
General and administrative (includes $3,700 of nonrecurring compensation and management fee expense in the nine months ended September 30, 2002)	6,046	4,132	17,670	18,058
Litigation reserve	—	2,700	—	2,700

Total operating expenses	103,555	99,055	308,072	290,948

Other income:
Interest and other income	2,326	2,647	8,345	8,371
Equity in earnings of unconsolidated affiliates	1,562	1,198	2,750	6,072

	3,888	3,845	11,095	14,443

Income before gain/(loss) on disposition of land and depreciable assets and discontinued operations	7,256	14,295	18,554	51,399
Gain on disposition of land	1,067	741	3,342	6,498
(Loss)/gain on disposition of depreciable assets	(203)	(329)	37	5,050

Income from continuing operations	8,120	14,707	21,933	62,947
Discontinued operations:
Income from discontinued operations	3,404	5,838	13,111	18,508
Gain/(loss) on sale of discontinued operations	12,113	(3,216)	13,303	(1,080)

	15,517	2,622	26,414	17,428

Net income	23,637	17,329	48,347	80,375
Distributions on preferred units	(7,713)	(7,713)	(23,139)	(23,139)

Net income available for common unitholders	$15,924	$9,616	$25,208	$57,236

Net income per common unit—basic:
Income/(loss) from continuing operations	$0.01	$0.12	$(0.02)	$0.66
Income from discontinued operations	0.26	0.04	0.45	0.29

Net income	$0.27	$0.16	$0.43	$0.95

Net income per common unit—diluted:
Income/(loss) from continuing operations	$0.01	$0.12	$(0.02)	$0.66
Income from discontinued operations	0.26	0.04	0.45	0.29

Net income	$0.27	$0.16	$0.43	$0.95

Weighted average common units outstanding—basic:
Common Units:
General Partners	593	603	596	603
Limited Partners	58,647	59,641	58,974	59,718

Total	59,240	60,244	59,570	60,321

Weighted average common units outstanding—diluted:
Common Units:
General Partners	595	605	597	607
Limited Partners	58,827	59,856	59,057	60,087

Total	59,422	60,461	59,654	60,694

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Capital

For the Nine Months Ended September 30, 2003

(Unaudited and $ in thousands)

	Common Unit		Accumulated Other Comprehensive Loss	Deferred Compensation	Total Partners’ Capital
	General Partner’s Capital	Limited Partners’ Capital
Balance at December 31, 2002	$12,332	$1,220,902	$(9,204)	$(3,699)	$1,220,331
Issuance of Common Units	6	613	—	—	619
Redemption of Common Units	(98)	(9,697)	—	—	(9,795)
Distributions paid on Common Units	(765)	(75,760)	—	—	(76,525)
Preferred distributions paid on Common Units	(231)	(22,908)	—	—	(23,139)
Net income	483	47,864	—	—	48,347
Adjustments of redeemable Common Units to fair value	(73)	(7,203)	—	—	(7,276)
Other comprehensive income	—	—	5,202	—	5,202
Issuance of restricted units	21	2,059	—	(2,080)	—
Repurchase of Common Units	(93)	(9,184)	—	—	(9,277)
Fair value of options issued	3	306	—	(309)	—
Amortization of deferred compensation	—	—	—	1,320	1,320

Balance at September 30, 2003	$11,585	$1,146,992	$(4,002)	$(4,768)	$1,149,807

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(Unaudited and $ in thousands)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Income from continuing operations	$21,933	$62,947
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	95,752	86,992
Amortization of deferred compensation	1,320	944
Amortization of deferred financing costs	2,202	1,027
Amortization of accumulated other comprehensive loss	1,360	1,157
Equity in earnings of unconsolidated affiliates	(2,750)	(6,072)
Gain on disposition of land and depreciable assets	(3,379)	(11,548)
Reserve for accrued straight line rent receivable	—	3,110
Discontinued operations	15,327	27,254
Changes in operating assets and liabilities	(1,733)	8,279

Net cash provided by operating activities	130,032	174,090

Investing activities:
Additions to real estate assets	(162,164)	(98,808)
Proceeds from disposition of real estate assets	122,399	164,403
Distributions from unconsolidated affiliates	7,514	7,126
Investments in notes receivable	2,643	2,595
Other investing activities	(1,675)	450

Net cash (used in)/provided by investing activities	(31,283)	75,766

Financing activities:
Distributions paid on common units	(76,525)	(105,825)
Dividends paid on preferred units	(23,139)	(23,139)
Net proceeds from the sale of common units	619	5,326
Redemption/repurchase of common units	(19,072)	(3,376)
Borrowings on revolving loans	187,500	243,000
Repayments of revolving loans	(147,500)	(312,000)
Borrowings on mortgages and notes payable	2,190	34,942
Repayments of mortgages and notes payable	(10,413)	(75,305)
Net change in deferred financing costs	(10,456)	(459)

Net cash used in financing activities	(96,796)	(236,836)

Net increase in cash and cash equivalents	1,953	13,020
Cash and cash equivalents at beginning of the period	10,730	794

Cash and cash equivalents at end of the period	$12,683	$13,814

Supplemental disclosure of cash flow information:
Cash paid for interest	$76,367	$79,751

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows (Continued)

(Unaudited and $ in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the assets contributed by the holders of Common Units in the Operating Partnership, the assets acquired subject to mortgage notes payable and other non-cash transactions:

	Nine Months Ended September 30,
	2003	2002
Assets:
Net real estate assets	$71,978	$37,098
Cash and cash equivalents	—	729
Accounts receivable	—	154
Notes receivable	2,715	—
Investments in unconsolidated affiliates	(1,861)	—
Deferred financing costs	17,810	—
Prepaid expenses and other	3,842	—

	$94,484	$37,981

Liabilities:
Mortgages and notes payable	82,486	24,495
Accounts payable, accrued expenses and other liabilities	4,954	14,163

	$87,440	$38,658

Equity:	$7,044	$(677)

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

Certain amounts in the September 30, 2002 and December 31, 2002 financial statements included in this Quarterly Report have been reclassified to conform to the September 30, 2003 presentation. These reclassifications had no material effect on net income or partners’ capital as previously reported in the Operating Partnership’s audited Consolidated Financial Statements or Note 18 to the audited Consolidated Financial Statements included in the Operating Partnership’s 2002 Annual Report on Form 10-K.

The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows have been made. We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with our 2002 Annual Report on Form 10-K.

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

The following table sets forth information regarding the Operating Partnership’s joint venture activity as recorded on the respective joint venture’s books for the nine months ended September 30, 2003 and 2002 ($ in thousands):

			September 30, 2003					September 30, 2002
	Percent Owned		Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)
Income Statement Data:
Board of Trade Investment Company	49.00%		$1,768	$1,191	$50	$304	$223	$2,012	$1,216	$64	$251	$481
Dallas County Partners (1)	50.00%		7,954	4,135	2,079	1,415	325	8,389	4,102	1,976	1,470	841
Dallas County Partners II (1)	50.00%		4,579	1,914	1,775	617	273	4,453	1,897	1,856	796	(96)
Fountain Three (1)	50.00%		5,174	2,346	1,687	1,160	(19)	4,999	2,043	1,525	983	448
RRHWoods, LLC (1)	50.00%		10,918	5,551	1,979	2,545	843	10,285	5,257	2,755	2,684	(411)
Highwoods DLF 98/29, LP	22.81%		14,492	4,142	3,448	2,592	4,310	15,456	4,123	3,496	2,538	5,299
Highwoods DLF 97/26 DLF 99/32, LP	42.93%		12,082	3,345	3,448	2,979	2,310	12,658	3,272	3,479	2,972	2,935
Highwoods-Markel Associates, LLC	50.00%		2,462	1,300	800	464	(102)	2,382	1,243	725	419	(5)
MG-HIW, LLC	20.00	% (2)	32,862	12,254	6,202	6,295	8,111 (3)	38,347	13,375	8,098	6,160	10,714
MG-HIW Peachtree Corners III, LLC	50.00	% (4)	219	75	73	76	(5)	—	29	—	28	(57)
MG-HIW Rocky Point, LLC	50.00	% (5)	—	—	—	—	—	1,800	555	271	248	726
MG-HIW Metrowest I, LLC	50.00	% (4)	—	26	—	—	(26)	—	19	—	—	(19)
MG-HIW Metrowest II, LLC	50.00	% (4)	441	325	124	252	(260)	204	176	20	181	(173)
Concourse Center Associates, LLC	50.00%		1,556	401	518	227	410	1,586	401	508	227	450
Plaza Colonnade, LLC	50.00%		10	2	—	3	5	5	—	—	1	4
SF-HIW Harborview, LP	20.00	% (5)	4,208	1,288	1,052	650	1,218	271	74	79	72	46

Total			$98,725	$38,295	$23,235	$19,579	$17,616	$102,847	$37,782	$24,852	$19,030	$21,183

(1)	Des Moines joint ventures.
(2)	The Operating Partnership acquired the assets and/or its partner’s 80.0% equity interest in this joint venture in July 2003. (See Note 3 for further discussion).
(3)	Net income excludes a $12.1 million impairment charge at the joint venture level of which the Operating Partnership’s share is $2.4 million. (See Note 3 for further discussion). With the impairment charge, the joint venture had a net loss of $4.0 million.
(4)	On July 29, 2003, the Operating Partnership entered into an option agreement with its partner, Miller Global, to acquire their 50.0% interest in the remaining assets encompassing 87,832 square feet of property of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC for $3.2 million and was assigned Miller Global’s 50.0% equity interest in the single property encompassing 53,896 square feet owned by MG-HIW Peachtree Corners III, LLC.
(5)	On June 26, 2002, the Operating Partnership acquired its joint venture partner’s interest in MG-HIW Rocky Point, LLC, which owned Harborview Plaza, a 205,000 rentable square foot office property. On September 11, 2002, the Operating Partnership contributed Harborview Plaza to SF-HIW Harborview, LP, a newly formed joint venture with a different partner, in exchange for a 20.0% limited partnership interest and $12.1 million in cash.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3. ACQUISITION OF JOINT VENTURE ASSETS AND EQUITY INTERESTS

On July 29, 2003, the Operating Partnership acquired the assets and/or its partner’s 80.0% equity interest related to 15 properties encompassing 1.3 million square feet owned by MG-HIW, LLC. The properties are located in Atlanta, the Research Triangle and Tampa. At the closing of the transaction, the Operating Partnership paid Miller Global $28.1 million, repaid $41.4 million of debt related to the properties and assumed $64.7 million of debt. The transaction implies a valuation (100.0% ownership) for the assets of $138.3 million and other net assets of approximately $2.9 million. The Operating Partnership is accounting for the acquisition in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The Operating Partnership allocated the purchase price to net tangible and identified intangible assets acquired based on their fair values. The Operating Partnership assessed fair value based on available market information and estimated cash flow projections that utilize discount and capitalization rates deemed appropriate by management. Under the guidance of SFAS 141, this allocation may be adjusted for up to one year from the date of purchase. The purchase price as allocated at July 29, 2003 may be subject to change. The results of operations for this acquisition are included in the Operating Partnership’s Consolidated Statements of Income from July 29, 2003 through September 30, 2003.

Additionally, the Operating Partnership entered into an option agreement to acquire Miller Global’s 80.0% interest in the remaining assets of MG-HIW, LLC for between $62.5 and $65.2 million depending on the closing date and the distributions from MG-HIW, LLC prior to closing. The remaining assets of MG-HIW, LLC are five properties encompassing 1.3 million square feet located in the central business district of Orlando. The properties were 83.8% leased as of September 30, 2003 and are encumbered by $136.2 million of debt, which will be assumed by the Operating Partnership at closing. On July 29, 2003, the Operating Partnership entered into a letter of credit in the amount of $7.5 million in favor of Miller Global which can be drawn by Miller Global in the event the Operating Partnership does not exercise the option by March 24, 2004. (See Note 10 for further discussion).

The following unaudited pro forma information has been prepared assuming the acquisition of the MG-HIW, LLC properties described above occurred January 1, 2002 ($ in thousands, except per unit amounts):

	Pro Forma for the Nine Months Ended September 30,
	2003	2002
Total revenue	$377,718	$413,449
Net income	$54,758	$85,643

Net income per unit - basic	$0.53	$1.04

Net income per unit - diluted	$0.53	$1.03

The pro forma information is not necessarily indicative of what the Operating Partnership’s results of operations would have been if the transaction had occurred at the beginning of the period presented. Additionally, the pro forma information does not purport to be indicative of the Operating Partnership’s results of operations for future periods.

An impairment charge of $12.1 million was recorded by MG-HIW, LLC joint venture for assets classified as held for sale as of June 30, 2003, which were subsequently sold by MG-HIW, LLC to the Operating Partnership on July 29, 2003. The Operating Partnership’s share of this charge of $2.4 million reduced the Operating Partnership’s equity in earnings of unconsolidated affiliates for the nine months ended September 30, 2003.

4. RELATED PARTY TRANSACTIONS

On July 16, 1999, the Operating Partnership acquired from an entity (“Bluegrass”) controlled by an executive officer and director of the Company an option to purchase development land (102.5 acres total) in a staged takedown in the Bluegrass Valley office development project for approximately $4.6 million in Common Units. On October 31, 2002, the Operating Partnership exercised its option and purchased 30.6 acres of the optioned property as part of the staged takedown for $4.6 million. At that time, the Operating Partnership also acquired from Bluegrass 10.5 acres of developable land not included in the optioned land for $2.6 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. RELATED PARTY TRANSACTIONS - Continued

On January 17, 2003, the Operating Partnership acquired an additional 23.5 acres of the contracted land from Bluegrass for $2.3 million. In May 2003, 4.0 acres of the remaining 24.9 acres not yet taken down was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the option contract between the Operating Partnership and Bluegrass, the Operating Partnership was entitled to the proceeds from the condemnation of $1.8 million, less the contracted purchase price between the Operating Partnership and Bluegrass for the condemned property of $737,348. On September 30, 2003, as a result of the condemnation, the Operating Partnership received the proceeds of $1.8 million. A related party payable of $737,348 to Bluegrass related to the condemnation of the development land is included in accounts payable, accrued expenses and other liabilities in the Operating Partnership’s Consolidated Balance Sheet at September 30, 2003 and a gain of $1.0 million related to the condemnation of the development land is included in gain on disposition of land in the Operating Partnership’s Consolidated Statement of Income for the nine months ended September 30, 2003.

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

5. DERIVATIVE FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, requires the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Accumulated Other Comprehensive Loss (“AOCL”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5. DERIVATIVE FINANCIAL INSTRUMENTS - Continued

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

During the nine months ended September 30, 2003, the Operating Partnership entered into and subsequently terminated a treasury lock agreement to hedge the change in the fair market value of the MandatOry Par Put Remarketable Securities (“MOPPRS”) issued by the Operating Partnership. The termination of this treasury lock agreement resulted in a payment of $1.5 million to the Operating Partnership. Because this gain was offset by an increase in the fair value of the MOPPRS of $1.5 million, no gain or loss was recognized during the nine months ended September 30, 2003.

In addition, during the nine months ended September 30, 2003, the Operating Partnership entered into and subsequently terminated three interest rate swap agreements related to fixed rate financing, which effectively locked the LIBOR swap rate at 3.92%. These swap agreements were designated as cash flow hedges and the effective portion of the cumulative gain on these derivative instruments was $3.8 million at September 30, 2003 and is being reported as a component of AOCL in partners’ capital. These amounts will be recognized into earnings in the same period or periods during which the hedged transaction affects earnings. The Operating Partnership also entered into two interest rate swaps related to a floating rate credit facility. The swaps effectively fix the LIBOR rate on $20.0 million of floating rate debt at 0.99% from August 1, 2003 to January 1, 2004 and at 1.59% from January 2, 2004 until May 31, 2005. These swap agreements are designated as cash flow hedges and the effective portion of the cumulative loss on these derivative instruments was nominal at September 30, 2003. The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at September 30, 2003 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $1.3 million.

At September 30, 2003, approximately $4.0 million of deferred financing costs from past cash flow hedging instruments remain in AOCL. These costs will be recognized into earnings as the underlying debt is repaid. The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at September 30, 2003 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $2.2 million.

6. OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the results of certain non-partners’ capital changes not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$23,637	$17,329	$48,347	$80,375
Unrealized gains/(losses) on cash flow and fair value hedges	3,366	(2,545)	3,842	(2,134)
Amortization of past hedges	463	386	1,360	1,157

	3,829	(2,159)	5,202	(977)

	$27,466	$15,170	$53,549	$79,398

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of” and the accounting and reporting provisions for disposals of a segment of a business as addressed in Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations-Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 is effective as of January 1, 2002 and extends the reporting requirements of discontinued operations to include those long-lived assets which:

(1)	are classified as held for sale at September 30, 2003 as a result of disposal activities that were initiated subsequent to January 1, 2002 or

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

The table below sets forth the net operating results and net carrying value of 3.3 million square feet of property sold during 2002 and 2003 and 2.5 million square feet of property and 88 apartment units held for sale at September 30, 2003. These were a result of disposal activities that were initiated subsequent to the effective date of SFAS 144 and are classified as discontinued operations in the Operating Partnership’s Consolidated Statements of Income ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total revenue	$5,123	$13,007	$20,834	$38,774
Rental operating expenses	1,347	4,023	5,507	11,320
Depreciation and amortization	372	2,946	2,216	8,746
Interest expense	—	200	—	200

Income before gain/(loss) on disposition of discontinued operations	3,404	5,838	13,111	18,508
Gain/(loss) on disposition of discontinued operations	12,113	(3,216)	13,303	(1,080)

Total discontinued operations	$15,517	$2,622	$26,414	$17,428

Net carrying value	$113,987	$312,501	$113,987	$312,501

In addition, SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. At September 30, 2003, because there were no properties held for sale with a carrying value greater than their fair value less cost to sell, no impairment loss was recognized during the nine months ended September 30, 2003.

SFAS 144 also requires that the carrying value of a long-lived asset classified as held and used be compared to the sum of its estimated future undiscounted cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized. At September 30, 2003, because there were no properties with a carrying value exceeding the sum of their undiscounted future cash flows, no impairment loss was recognized during the nine months ended September 30, 2003.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which rescinds Statement No. 4, which required all gains and losses from the extinguishment of debt to be aggregated, and if material, classified as an extraordinary item, net of related income tax effect. The provisions of SFAS 145 related to the rescission of Statement No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The statement also requires gains and losses from the extinguishment of debt classified as an extraordinary item in prior periods presented that do not meet the criteria in APB Opinion 30 for classification as an extraordinary item to also be reclassified. The Operating Partnership adopted SFAS 145 in the first quarter of 2003. In accordance with the statement, the Operating Partnership reclassified losses from the extinguishment of debt of $378,000 recorded as an extraordinary item to interest expense in its Consolidated Statements of Income for the three and nine months ended September 30, 2002.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), which amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements related to the method of accounting for stock-based employee compensation and the effect of the method used on reported results. (See Note 11 for the required disclosure under SFAS 148). The standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. On January 1, 2003, the Operating Partnership adopted the fair value recognition provision prospectively for all awards granted after January 1, 2003. Under this provision, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant and is recognized on a straight-line basis over the option vesting period. Prior to 2003, the Operating Partnership accounted for stock options under this plan under the guidance of APB Opinion 25 “Accounting for Stock Issued to Employees and Related Interpretations”.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and to determine when and which business enterprise should consolidate the VIEs. This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. In addition, FIN 46 requires additional disclosures. FIN 46 is currently in effect for the Operating Partnership’s interests in VIEs acquired subsequent to January 31, 2003. As a result of FASB Staff Position FIN 46-6, the Operating Partnership is deferring the application of FIN 46 for interests in VIEs or potential VIEs owned at January 31, 2003 until the amended effective date of December 31, 2003 in anticipation of additional guidance to be provided by the FASB. The Operating Partnership currently has 15 joint ventures with unrelated investors in which application of FIN 46 will be deferred. The Operating Partnership has retained minority equity interests in these joint ventures ranging from 20.00% to 50.00%. These joint ventures were formed for the development, management and leasing of office, industrial and retail properties. (See Note 2 for further discussion.) FIN 46 requires the Operating Partnership to disclose its maximum exposure to loss as a result of its involvement with these entities, which would be $101.1 million assuming the Operating Partnership would be required to fully satisfy its debt guarantees and experiences a complete loss of its equity investment in such entities. Transactions between the Operating Partnership and these entities resulted in a total of $3.2 million of management, development and commission fee income to the Operating Partnership for the nine months ended September 30, 2003 and 2002. Currently, the impact of FIN 46 on the Operating Partnership’s financial condition and results of operations cannot be reasonably estimated.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS - Continued

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption. As of September 30, 2003, the provisions of SFAS 150 do not have a material impact on the Operating Partnership’s financial condition or results of operations. However, the Operating Partnership believes the implementation of FIN 46 at December 31, 2003, as mentioned above, may result in minority interest in VIEs, which is classified as non-controlling interests in finite-life entities under SFAS 150. At its October 29, 2003 meeting, the FASB voted to defer indefinitely SFAS 150 as it relates to non-controlling interests in finite-life entities.

For a discussion of the adoption of other new accounting pronouncements, see also Notes 5 and 10.

9. SEGMENT INFORMATION

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9. SEGMENT INFORMATION - Continued

The accounting policies of the segments are the same as those of the Operating Partnership. Further, all operations are within the United States and no customer comprises more than 10.0% of consolidated revenues. The following table summarizes the rental revenue and net operating income for the three and nine months ended September 30, 2003 and 2002 and total assets at September 30, 2003 and 2002 for each reportable segment ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Rental Revenue (1):
Office segment	$88,366	$91,042	$257,998	$271,959
Industrial segment	8,765	8,266	26,102	25,339
Retail segment	9,513	9,923	30,591	29,794
Apartment segment	279	274	840	812

Total Rental Revenue	$106,923	$109,505	$315,531	$327,904

Net Operating Income (1):
Office segment	$56,126	$60,820	$163,763	$183,113
Industrial segment	6,922	6,432	20,498	20,262
Retail segment	6,626	7,406	21,695	21,136
Apartment segment	142	161	434	485

Total Net Operating Income	$69,816	$74,819	$206,390	$224,996

Reconciliation to income before gain/(loss) on disposition of land and depreciable assets and discontinued operations:
Depreciation and amortization	$(31,536)	$(29,871)	$(95,752)	$(86,992)
Interest expense	(28,866)	(27,666)	(85,509)	(80,290)
General and administrative expenses	(6,046)	(4,132)	(17,670)	(18,058)
Litigation reserve	—	(2,700)	—	(2,700)
Interest and other income	2,326	2,647	8,345	8,371
Equity in earnings of unconsolidated affiliates	1,562	1,198	2,750	6,072

Income before gain/(loss) on disposition of land and depreciable assets and discontinued operations	$7,256	$14,295	$18,554	$51,399

			September 30,
			2003	2002
Total Assets:
Office segment			$2,594,636	$2,700,688
Industrial segment			341,701	326,578
Retail segment			287,472	285,373
Apartment segment			12,263	12,218
Partnership and other			151,764	144,658

Total Assets			$3,387,836	$3,469,515

(1)	Net of discontinued operations.

10. COMMITMENTS AND CONTINGENCIES

Joint Ventures

In connection with several of our joint venture partners with unaffiliated parties, the Operating Partnership has agreed to guarantee certain rent shortfalls and re-tenanting costs for certain properties contributed or sold to the joint ventures. As of September 30, 2003, the Operating Partnership has $12.9 million accrued for obligations related to these agreements. The Operating Partnership believes that its estimates related to these agreements are adequate. However, if their assumptions and estimates prove to be incorrect, future losses may occur.

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

Other Guarantees

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which changes the accounting for, and disclosure of, certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and could be reasonably estimated. In general, the change applies to contracts or indemnification agreements that contingently require the Operating Partnership to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or equity security of the guaranteed party. However, a guarantee or an indemnification whose existence prevents the guarantor from being able to either account for a transaction as the sale of an asset that is related to the guarantee’s underlying or recognize in earnings the profit from that sale transaction is exempt from the interpretation. The disclosure requirements in this Interpretation are effective for interim and annual periods ending after December 15, 2002. The following is a discussion of the various guarantees in effect at September 30, 2003 that fall under the requirements of this Interpretation.

In December 2000, the Operating Partnership guaranteed its 80.0% partner in MG-HIW, LLC joint venture a minimum internal rate of return on $50.0 million of their equity investment in the remaining assets of the joint venture (the “Orlando assets”). On July 29, 2003, the Operating Partnership entered into an option agreement to acquire Miller Global’s 80.0% interest in the Orlando assets for between $62.5 and $65.2 million depending on the closing date and the distributions from the joint venture prior to closing. Based on the terms of the agreement, the purchase option price range satisfies the internal rate of return guarantee. In connection with the option agreement, the Operating Partnership entered into a letter of credit in the amount of $7.5 million in favor of Miller Global, which can be drawn by Miller Global in the event the Operating Partnership does not exercise its option to purchase their 80.0% interest in the remaining assets of MG-HIW, LLC by March 24, 2004. Given the Operating Partnership intends to exercise its option in March 2004, the fair value of the letter of credit guarantee liability does not have a material impact on the Operating Partnership’s financial condition or results of operations. (See Note 3 for further discussion).

In connection with the Des Moines joint venture guarantees in place prior to January 1, 2003, the maximum potential amount of future payments the Operating Partnership could be required to make under the guarantees is $25.7 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which currently averages 1.0% and mature in 2015. Guarantees of $9.6 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased, respectively. Currently, these buildings are 84.0% and 63.0% leased, respectively. The remaining $7.5 million in guarantees relates to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at September 30, 2003 is 91.0%. If the joint ventures are unable to repay the outstanding balance under the loans, the Operating Partnership will be required, under the terms of the agreements, to repay the outstanding balance. Recourse provisions exist to enable the Operating Partnership to recover some or all of its losses from the joint ventures’ assets and/or the other partner. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10. COMMITMENTS AND CONTINGENCIES - Continued

In connection with the RRHWoods, LLC joint venture, the Operating Partnership renewed its guarantee of $6.2 million to a bank in July 2003. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Operating Partnership would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Operating Partnership has recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of its proportionate share. Given that the property collateralizing the bonds is 100.0% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing, the fair value of the guarantee liability does not have a material impact on the Operating Partnership’s financial condition or results of operations.

With respect to the Plaza Colonnade, LLC joint venture, the Operating Partnership has included $2.8 million in other liabilities and adjusted the investment in unconsolidated affiliates by $2.8 million on its consolidated balance sheet at September 30, 2003 related to two separate guarantees of a construction loan agreement and a construction completion agreement. The construction loan matures in February 2006, with two one-year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be completed by December 15, 2005. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture is unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, the Operating Partnership would be required, under the terms of the agreements, to repay its 50.0% share of the outstanding balance under the construction loan and complete the construction of the office building. The maximum potential amount of future payments by the Operating Partnership under these agreements is $34.9 million. No recourse provisions exist that would enable the Operating Partnership to recover from the other partner amounts paid under the guarantee. However, given that the loan is collateralized by the building, the Operating Partnership and its partner could obtain and liquidate the building to recover the amounts paid should they be required to perform under the guarantee.

Dispositions

In connection with the disposition of 225,000 square feet of property, fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Operating Partnership agreed to guarantee any rent shortfalls and re-tenanting costs for a five year period of time from the date of sale. The Operating Partnership’s contingent liability with respect to such guarantee as of September 30, 2003 is $17.5 million. Because of this guarantee, in accordance with GAAP, the Operating Partnership deferred the gain of approximately $6.9 million, which will be recognized when the contingency period is concluded.

In connection with the disposition of 298,000 square feet of property, fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Operating Partnership agreed to guarantee, over various contingency periods through April 2006, any rent shortfalls on certain space. The Operating Partnership’s contingent liability with respect to such guarantee as of September 30, 2003 is $4.4 million. Because of this guarantee, in accordance with GAAP, the Operating Partnership deferred $4.4 million of the total $8.4 million gain. The deferred portion of the gain will be recognized when each contingency period is concluded.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. STOCK-BASED COMPENSATION

In accordance with SFAS 148, the Operating Partnership has included $45,059 of amortization related to the vesting of stock options granted during the nine months ended September 30, 2003 in general and administrative expenses in its Consolidated Statement of Income. In addition, the Operating Partnership has included the total grant value of $308,985 in partners’ capital in its Consolidated Balance Sheet at September 30, 2003. See below for the amounts that would have been deducted from net income if the Operating Partnership had elected to expense the fair value of all stock option awards that had vested rather than those awards issued subsequent to January 1, 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	($ in thousands, except per unit amounts)
Net income, as reported	$23,637	$17,329	$48,347	$80,375
Add: Stock option expense included in reported net income	19	—	45	—
Deduct: Total stock option expense determined under fair value recognition method for all awards	(190)	(217)	(558)	(651)

Pro forma net income	$23,466	$17,112	$47,834	$79,724

Basic net income per common unit – as reported	$0.27	$0.16	$0.43	$0.95
Basic net income per common unit – pro forma	$0.27	$0.16	$0.41	$0.94
Diluted net income per common unit – as reported	$0.27	$0.16	$0.43	$0.95
Diluted net income per common unit – pro forma	$0.27	$0.16	$0.41	$0.93

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

Disclosure Regarding Forward-looking Statements

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading “Business.” You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•	speculative development activity by our competitors in our existing markets could result in an excessive supply of office, industrial and retail properties relative to customer demand;

•	the financial condition of our customers could deteriorate;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	we may not be able to lease or release space quickly or on as favorable terms as old leases;

•	an unexpected increase in interest rates would increase our debt service costs;

•	we may not be able to continue to meet our long-term liquidity requirements on favorable terms;

•	we may not be able to obtain additional capital to finance our future cash needs on favorable terms, if at all;

•	we could lose key executive officers; and

•	our southeastern and midwestern markets may suffer additional declines in economic growth.

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

Overview

The Operating Partnership is managed by its general partner, the Company, a self-administered and self-managed equity REIT that began operations through a predecessor in 1978 and completed its initial public offering in 1994. The Company is one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At September 30, 2003, the Company:

•	owned 483 in-service office, industrial and retail properties, encompassing approximately 37.2 million rentable square feet;

•	owned an interest (50.0% or less) in 62 in-service office and industrial properties, encompassing approximately 6.5 million rentable square feet, and 418 apartment units;

•	owned 1,377 acres of undeveloped land suitable for future development; and

•	are developing an additional five properties, which will encompass approximately 835,000 rentable square feet (including one property encompassing 285,000 rentable square feet that we are developing with a 50.0% joint venture partner).

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At September 30, 2003, the Company owned 88.8% of the Common Units in the Operating Partnership.

Property Information

The following table sets forth certain information with respect to the Company’s wholly owned in-service and development properties (excluding apartment units) as of September 30, 2003 and 2002:

	September 30, 2003		September 30, 2002
	Rentable Square Feet	Percent Leased/ Pre-Leased	Rentable Square Feet	Percent Leased/ Pre-Leased
In-Service:
Office	25,710,000	79.4%	25,861,000	86.3%
Industrial	9,934,000	88.0%	10,468,000	86.2%
Retail (1)	1,527,000	96.3%	1,650,000	95.4%

Total or Weighted Average	37,171,000	82.4%	37,979,000	86.7%

Development:
Completed—Not Stabilized
Office	140,000	30.0%	568,000	17.3%
Industrial	60,000	50.0%	136,000	29.0%
Retail	—	—	20,000	90.0%

Total or Weighted Average	200,000	36.0%	724,000	21.5%

In Process
Office	—	100.0%	100,000	42.0%
Industrial	350,000	—	60,000	20.0%
Retail	—	—	—	—

Total or Weighted Average	350,000	100.0%	160,000	33.8%

Total:
Office	25,850,000		26,529,000
Industrial	10,344,000		10,664,000
Retail (1)	1,527,000		1,670,000

Total or Weighted Average	37,721,000		38,863,000

(1)	Excludes basement space of 474,000 square feet.

The following summarizes the Company’s capital recycling program since the beginning of 2002:

	Nine Months Ended September 30, 2003	Year Ended 2002
Office, Industrial and Retail Properties
(rentable square feet in thousands)
Dispositions	(1,310)	(2,270)
Developments Placed In-Service	131	2,214
Redevelopments	(145)	(52)
Acquisitions	1,385	—

Net Change	61	(108)

Customer Diversification

The following table sets forth information concerning the 20 largest customers of the Company’s wholly-owned properties as of September 30, 2003 ($ in thousands):

Customers	Number of Leases	Rental Square Feet	Annualized Rental Revenue (1)	Percent of Total Annualized Rental Revenue(1)	Average Remaining Lease Term in Years
Federal Government	60	626,943	$12,948	2.99%	5.1
AT&T	8	612,092	11,493	2.65	4.2
PricewaterhouseCoopers	6	297,795	6,879	1.59	6.6
State of Georgia	10	359,565	6,858	1.58	5.6
Sara Lee	10	1,230,534	4,789	1.11	1.8
IBM	7	215,737	4,566	1.05	2.0
Volvo	7	264,717	3,721	0.86	5.5
Bell South	7	175,106	3,654	0.84	1.1
Northern Telecom	1	246,000	3,651	0.84	4.4
Lockton Companies	10	132,718	3,294	0.76	11.4
US Airways	5	295,046	3,216	0.74	4.2
BB&T	8	241,075	3,167	0.73	7.4
Bank of America	23	146,842	2,979	0.69	3.5
Business Telecom	5	147,379	2,945	0.68	1.7
WorldCom and Affiliates	13	144,623	2,858	0.66	2.6
T-Mobile USA	3	120,561	2,806	0.65	2.7
Ikon	7	181,361	2,530	0.58	4.1
Carlton Fields	2	95,771	2,435	0.56	0.8
Ford Motor Company	2	125,989	2,425	0.56	6.4
CHS Professional Services	17	138,888	2,314	0.53	3.4

Total	211	5,798,742	$89,528	20.65%	4.4

(1)	Annualized Rental Revenue is September 2003 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

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

Certain of our significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements. Management has reviewed our critical accounting policies and estimates with the audit committee of the Company’s Board of Directors and the Company’s independent auditors. For a more complete discussion of our critical accounting policies and estimates, see our 2002 Annual Report on Form 10-K.

Results of Operations

Known Trends and Outlook

We expect net income and funds from operations to be lower in the fourth quarter of 2003 as compared to the fourth quarter of 2002 due to the following factors:

•	lower occupancy;
•	lower first year cash rents;
•	asset sales;

•	the bankruptcies of WorldCom and US Airways in 2002; and

•	general economic conditions and unemployment in each of our primary markets, which has led to a decrease in demand for office and industrial space.

Outlook

We are beginning to see a modest improvement in positive employment trends in a number of our markets and an improving economic climate in the Southeast. However, we expect a lag between positive employment growth and positive absorption of office space due to the significant amount of under-utilized space and space available for sublease in our markets.

Over the next 12-15 months, we anticipate that occupancy in our in-service portfolio will either remain at current levels or increase slightly. This outlook is based on the level of leasing activity we have experienced over the past 12 months, which we expect to continue through 2004. In 2004, leases on approximately 5.9 million square feet of space, or 19.1% of our portfolio will expire. This square footage represents approximately 15.4% of our annualized revenue. As of October 24, 2003, we have leased 1.7 million square feet of space with 2004 start dates, or 28.8% of the square footage expiring next year.

The following table sets forth scheduled lease expirations at the Company’s wholly-owned in-service properties as of September 30, 2003, assuming no customer exercises renewal options.

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases
	($ in thousands)
Remainder of 2003 (2)	301	1,849,857	6.0%	$23,597	$12.76	5.4%
2004	705	5,875,921	19.1	66,496	11.32	15.4
2005	694	4,927,008	16.1	73,485	14.91	17.0
2006	570	4,249,164	13.9	65,222	15.35	15.1
2007	327	3,549,153	11.6	40,489	11.41	9.3
2008	322	3,545,841	11.6	51,863	14.63	12.0
2009	99	1,809,020	5.9	29,037	16.05	6.7
2010	87	1,345,904	4.4	26,397	19.61	6.1
2011	62	1,055,995	3.4	21,736	20.58	5.0
2012	49	644,351	2.1	12,915	20.04	3.0
Thereafter	177	1,793,682	5.9	21,808	12.16	5.0

	3,393	30,645,896	100.0%	$433,045	$14.13	100.0%

(1)	Annualized Rental Revenue is September 2003 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(2)	Includes 509,000 square feet of leases that are on a month to month basis or 1.0% of total annualized revenue.

We also anticipate continuing our capital recycling program. At September 30, 2003, we had 2.6 million square feet of office properties and 248.6 acres of land under letter of intent or contract for sale in various transactions with a carrying value of $145.5 million and an aggregate sales price of $175.0 million. These transactions are subject to customary closing conditions, including zoning, due diligence and documentation, and are projected to close over the next 12 months. However, we can provide no assurance that all or parts of these transactions will be consummated.

We intend to use the net proceeds from these asset dispositions to repay debt, fund acquisitions and for other general corporate purposes. The disposal of non-core or other properties can generate attractive returns although any net decrease in our property portfolio generally tends to result in lower net income. In addition, the majority of assets sold or held for sale generally have occupancy levels above the average occupancy of our total portfolio and, as a result, the sale of these assets may lower the overall occupancy rate of our portfolio.

Three and Nine Months Ended September 30, 2003

As described in Note 7 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations if the properties were either sold during 2002 and 2003 or were held for sale at September 30, 2003 and met certain conditions as stipulated by Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”). Accordingly, properties sold during 2002 that did not meet certain conditions as stipulated by SFAS 144 were not reclassified as discontinued operations.

The following table sets forth information regarding our results of operations for the three and nine months ended September 30, 2003 and 2002 ($ in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	$ Change	2003	2002	$ Change
Rental revenue	$106.9	$109.5	$(2.6)	$315.5	$327.9	$(12.4)
Operating expenses:
Rental property	37.1	34.7	2.4	109.1	102.9	6.2
Depreciation and amortization	31.5	29.9	1.6	95.7	87.0	8.7
Interest expense:
Contractual	28.1	27.3	0.8	83.3	79.3	4.0
Amortization of deferred financing costs	0.8	0.3	0.5	2.2	1.0	1.2

	28.9	27.6	1.3	85.5	80.3	5.2
General and administrative (includes $3.7 of nonrecurring compensation and management fee expense in the nine months ending September 30, 2002)	6.1	4.1	2.0	17.7	18.1	(0.4)
Litigation reserve	—	2.7	(2.7)	—	2.7	(2.7)

Total operating expenses	103.6	99.0	4.6	308.0	291.0	17.0
Other income:
Interest and other income	2.3	2.6	(0.3)	8.3	8.4	(0.1)
Equity in earnings of unconsolidated affiliates	1.6	1.2	0.4	2.8	6.1	(3.3)

	3.9	3.8	0.1	11.1	14.5	(3.4)

Income before gain/(loss) on disposition of land and depreciable assets and discontinued operations	7.2	14.3	(7.1)	18.6	51.4	(32.8)
Gain on disposition of land	1.1	0.7	0.4	3.3	6.5	(3.2)
(Loss)/gain on disposition of depreciable assets	(0.2)	(0.3)	0.1	—	5.1	(5.1)

Income from continuing operations	8.1	14.7	(6.6)	21.9	63.0	(41.1)
Discontinued operations:
Income from discontinued operations	3.4	5.8	(2.4)	13.1	18.5	(5.4)
Gain/(loss) on sale of discontinued operations	12.1	(3.2)	15.3	13.3	(1.1)	14.4

	15.5	2.6	12.9	26.4	17.4	9.0

Net income	23.6	17.3	6.3	48.3	80.4	(32.1)
Distributions on preferred units	(7.7)	(7.7)	—	(23.1)	(23.1)	—

Net income available for common unitholders	$15.9	$9.6	$6.3	$25.2	$57.3	$(32.1)

Three Months Ended September 30, 2003. Rental revenue from continuing operations decreased $2.6 million, or 2.4%, from $109.5 million for the three months ended September 30, 2002 to $106.9 million for the three months ended September 30, 2003. The decrease was primarily a result of a decrease in average occupancy rates from 84.8% for the three months ended September 30, 2002 to 81.6% for the three months ended September 30, 2003. The decrease in average occupancy rates was primarily a result of the bankruptcies of WorldCom and US Airways, which decreased average occupancy rates by 2.5% and rental revenue from continuing operations by $4.5 million. In addition, during 2002 and the nine months ended September 30, 2003, approximately 2.3 million square feet of development properties were placed in-service which have leased-up slower than expected and, as a result, have decreased average occupancy rates by 1.4%. In addition, lease termination fees have decreased and rent abatements have increased for the three months ended September 30, 2003. Partly offsetting these decreases was an increase of $3.0 million in rental revenue from continuing operations, which resulted from the acquisition of certain MG-HIW, LLC assets in July 2003 (see Note 3 to the Operating Partnership’s Consolidated Financial Statements for further discussion).

Same property rental revenue generated from the 33.8 million square feet of our 446 wholly-owned in-service properties on January 1, 2002, decreased $8.1 million, or 7.4%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. This decrease is primarily a result of lower same property average occupancy, which decreased from 87.4% in 2002 to 83.9% in 2003. The decrease in same property average occupancy rates was primarily a result of the bankruptcies of WorldCom and US Airways, which decreased same property average occupancy rates by 2.8% and same property rental revenue from continuing operations by $4.5 million.

During the three months ended September 30, 2003, 253 second generation leases representing 1.7 million square feet of office, industrial and retail space were executed. On a straight-line rent comparison basis, the average rate per square foot over the lease term for leases executed in the three months ended September 30, 2003 was 1.6% lower than the rent paid by previous customers.

Rental operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $2.4 million, or 6.9%, from $34.7 million for the three months ended September 30, 2002 to $37.1 million for the three months ended September 30, 2003. The increase was a result of an increase in certain fixed operating expenses that do not vary with net changes in our occupancy percentages and an increase in operating expenses which resulted from the acquisition of certain MG-HIW assets in July 2003 (see Note 3 to the Operating Partnership’s Consolidated Financial Statements for further discussion). In addition, we placed 2.3 million square feet of development properties in service during 2002 and 2003 which resulted in an increase in rental operating expenses from continuing operations.

Rental operating expenses as a percentage of rental revenue increased from 31.7% for the three months ended September 30, 2002 to 34.7% for the three months ended September 30, 2003. The increase was a result of the increases in rental operating expenses as described above and a decrease in rental revenue, primarily due to lower average occupancy. The decrease in average occupancy rates was primarily a result of the bankruptcies of WorldCom and US Airways, which decreased average occupancy rates by 2.5% and rental revenue from continuing operations by $4.5 million.

Same property rental operating expenses, which are the expenses of our 446 wholly-owned in-service properties on January 1, 2002, increased $242,498, or 0.7%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The increase was a result of increases in certain fixed operating expenses that do not vary with net changes in our occupancy percentages.

Same property rental operating expenses as a percentage of related revenue increased from 31.5% for the three months ended September 30, 2002 to 34.2% for the three months ended September 30, 2003. The increase in these expenses as a percentage of related revenue was a result of the increase in same property rental operating expenses as described above and a decrease in same property rental revenue, primarily due to the bankruptcies of WorldCom and US Airways. These bankruptcies resulted in a 2.8% decrease in same property average occupancy rates and a $4.5 million decrease in same property rental revenue for the three months ended September 30, 2003.

Depreciation and amortization from continuing operations for the three months ended September 30, 2003 and 2002 was $31.5 million and $29.9 million, respectively. The increase of $1.6 million, or 5.4%, was due to an increase in amortization related to leasing commissions and tenant improvement expenditures for properties placed in-service during 2002 and the nine months ended September 30, 2003 and the write-off of deferred leasing costs and tenant improvements for customers who vacated their space prior to lease expiration. In addition, the increase resulted from the acquisition of certain MG-HIW assets in July 2003 (see Note 3 to the Operating Partnership’s Consolidated Financial Statements for further discussion). These increases were partially offset by a decrease in depreciation for properties disposed of during 2002 that are not classified as discontinued operations in accordance with SFAS 144.

Interest expense from continuing operations increased $1.3 million, or 4.7%, from $27.6 million for the three months ended September 30, 2002 to $28.9 million for the three months ended September 30, 2003. The increase was primarily attributable to the decrease in capitalized interest from $1.7 million for the three months ended September 30, 2002 to $276,488 for the three months ended September 30, 2003 as a result of a decrease in development activity in 2003. Partly offsetting this increase was a decrease in the average outstanding debt balance from the third quarter of 2002 to the third quarter of 2003. Interest expense for the three months ended September 30, 2003 and 2002 included $818,542 and $347,384, respectively, of amortization of deferred financing costs. The increase of $471,158 was primarily a result of the refinancing of the MandatOry Par Put Remarketed Securities (“MOPPRS”). See “Liquidity and Capital Resources” for further discussion on the refinancing.

General and administrative expenses as a percentage of total revenue, which includes rental revenue and interest and other income for both continuing and discontinued operations and equity in earnings of unconsolidated affiliates, was 5.3% for the three months ended September 30, 2003 and 3.2% for the three months ended September 30, 2002. The increase of 2.1% was primarily attributable to a decrease of capitalization of general and administrative costs due to the decrease in development activity in 2003 and an increase in deferred compensation as a result of the issuance of restricted stock during 2002 and the nine months ended September 30, 2003. In addition, rental revenue and interest and other income decreased for the three months ended September 30, 2002 to the three months ended September 30, 2003.

Interest and other income from continuing operations decreased $321,418, or 12.4%, from $2.6 million for the three months ended September 30, 2002 to $2.3 million for the three months ended September 30, 2003. The decrease was primarily due to a decrease in leasing and management fee income as a result of the acquisition of certain MG-HIW assets in July 2003 (see Note 3 to the Operating Partnership’s Consolidated Financial Statements for further discussion) and a decrease in interest income due to the collection of notes receivable during 2002.

Equity in earnings of unconsolidated affiliates increased $362,930 from $1.2 million for the three months ended September 30, 2002 to $1.6 for the three months ended September 30, 2003. The increase was primarily a result of a charge to equity in earnings of $309,000 taken in 2002 as a result of a loss recognized by a certain joint venture related to an early extinguishment of debt and an increase in equity in earnings in 2003 of $214,000 as a result of a gain recognized by a certain joint venture related to the disposition of land in 2003. These increases were partly offset by a decrease in equity in earnings of $192,000 as a result of the acquisition of certain MG-HIW assets in July 2003, at which time the assets were consolidated and reported in our Consolidated Statements of Income. (See Note 3 to the Operating Partnership’s Consolidated Financial Statements for further discussion)

Gain on disposition of land and depreciable assets increased $451,858 to $863,812 for the three months ended September 30, 2003 from $411,954 for the three months ended September 30, 2002. In the third quarter of 2003, the majority of the gain was comprised of a $1.1 million gain related to the disposition of 21.1 acres of land. In the third quarter of 2002, the majority of the gain was comprised of a $741,309 gain related to the disposition of 24.9 acres of land. Partly offsetting this gain was an impairment loss of $500,000 related to 58,206 square feet of office properties that did not meet certain conditions to be classified as discontinued operations, as described in Note 7 to the Consolidated Financial Statements.

In accordance with SFAS 144, we classified net income of $3.4 million and $5.8 million as discontinued operations for the three months ended September 30, 2003 and 2002, respectively. These amounts pertained to 3.3 million square feet of property sold during 2002 and 2003 and 2.5 million square feet of property and 88 apartment units held for sale at September 30, 2003. We also classified a gain of $12.1 million and a loss of $3.2 million as discontinued operations for the three months ended September 30, 2003 and 2002, respectively.

Nine Months Ended September 30, 2003. Rental revenue from continuing operations decreased $12.4 million, or 3.8%, from $327.9 million for the nine months ended September 30, 2002 to $315.5 million for the nine months ended September 30, 2003. The decrease was primarily a result of a decrease in average occupancy rates from 86.0% for the nine months ended September 30, 2002 to 81.5% for the nine months ended September 30, 2003. The decrease in average occupancy rates was primarily a result of the bankruptcies of WorldCom and US Airways, which decreased average occupancy rates by 2.5% and rental revenue from continuing operations by $10.7 million. In addition, during 2002 and the nine months ended September 30, 2003, approximately 2.3 million square feet of development properties were placed in-service which have leased-up slower than expected and, as a result, have decreased average occupancy rates by 1.4%. In addition, lease termination fees decreased and rent abatements increased for the nine months ended September 30, 2003. Partly offsetting these decreases was an increase of $3.0 million of rental revenue from continuing operations, which resulted from the acquisition of certain MG-HIW, LLC assets in July 2003 (see Note 3 to the Operating Partnership’s Consolidated Financial Statements for further discussion).

Same property rental revenue, generated from 33.8 million square feet of our 446 wholly-owned in-service properties on January 1, 2002, decreased $19.9 million, or 6.1%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This decrease is primarily a result of lower same property average occupancy, which decreased from 88.3% in 2002 to 84.2% in 2003. The decrease in same property average occupancy rates was primarily a result of the bankruptcies of WorldCom and US Airways, which decreased same property average occupancy rates by 2.7% and same property rental revenue from continuing operations by $10.7 million.

During the nine months ended September 30, 2003, 730 second generation leases representing 5.4 million square feet of office, industrial and retail space were executed. On a straight-line rent comparison basis, the average rate per square foot over the lease term for leases executed in the first nine months of 2003 was 0.1% lower than the rent paid by previous customers.

Rental operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $6.2 million, or 6.0%, from $102.9 million for the nine months ended September 30, 2002 to $109.1 million for the nine months ended September 30, 2003. The increase was a result of an increase in certain fixed operating expenses that do not vary with net changes in our occupancy percentages and an increase in operating expenses which resulted from the acquisition of certain MG-HIW assets in July 2003 (see Note 3 to the Operating Partnership’s Consolidated Financial Statements for further discussion) In addition, we placed 2.3 million square feet of development properties in service during 2002 and 2003 which resulted in an increase in rental operating expenses from continuing operations.

Rental operating expenses as a percentage of rental revenue increased from 31.4% for the nine months ended September 30, 2002 to 34.6% for the nine months ended September 30, 2003. The increase was a result of the increases in rental operating expenses as described above and a decrease in rental revenue, primarily due to lower average occupancy. The decrease in average occupancy rates was primarily a result of the bankruptcies of WorldCom and US Airways, which decreased average occupancy rates by 2.5% and rental revenue from continuing operations by $10.7 million.

Same property rental operating expenses, which are the expenses of our 446 wholly-owned in-service properties on January 1, 2002, increased $2.3 million, or 2.3%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. The increase was a result of an increase in certain fixed operating expenses that do not vary with net changes in our occupancy percentage.

Same property rental operating expenses as a percentage of related revenue increased from 30.9% for the nine months ended September 30, 2002 to 33.6% for the nine months ended September 30, 2003. The increase in these expenses as a percentage of revenue was a result of the increases described above and a decrease in same property rental revenue, primarily due to the bankruptcies of WorldCom and US Airways. These bankruptcies resulted in a 2.7% decrease in same property average occupancy rates and a $10.7 million decrease in same property rental revenue for the nine months ended September 30, 2003. In addition, operating expenses of $568,947 that would have been paid by WorldCom if the leases were not rejected were paid by us and included in same property operating expenses during the nine months ended September 30, 2003.

Depreciation and amortization from continuing operations for the nine months ended September 30, 2003 and 2002 was $95.7 million and $87.0 million, respectively. The increase of $8.7 million, or 10.0%, was due to an increase in amortization related to leasing commissions and tenant improvement expenditures for properties placed in-service during 2002 and the nine months ended September 30, 2003 and the write-off of deferred leasing costs and tenant improvements for customers who vacated their space prior to lease expiration. In addition, the increase resulted from the acquisition of certain MG-HIW assets in July 2003 (see Note 3 to the Operating Partnership’s Consolidated Financial Statements for further discussion). These increases were partially offset by a decrease in depreciation for properties disposed of during 2002 that are not classified as discontinued operations in accordance with SFAS 144.

Interest expense from continuing operations increased $5.2 million, or 6.5%, from $80.3 million for the nine months ended September 30, 2002 to $85.5 million for the nine months ended September 30, 2003. The increase was primarily attributable to the decrease in capitalized interest from $8.3 million for the nine months ended September 30, 2002 to $991,734 for the nine months ended September 30, 2003 as a result of a decrease in development activity in 2003. Partly offsetting this increase was a decrease in the average outstanding debt balance from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. Interest expense for the nine months ended September 30, 2003 and 2002 included $2.2 million and $1.0 million, respectively, of amortization of deferred financing costs. The increase of $1.2 million was primarily a result of the refinancing of the MandatOry Par Put Remarketed Securities (“MOPPRS”). See “Liquidity and Capital Resources” for further discussion on the refinancing.

General and administrative expenses as a percentage of total revenue, which includes rental revenue and interest and other income for both continuing and discontinued operations and equity in earnings of unconsolidated affiliates, was 5.1% for the nine months ended September 30, 2003 and 4.7% for the nine months ended September 30, 2002. The increase was primarily a result of the decrease in capitalization of these costs due to the decrease in development activity in 2003 and an increase in deferred compensation as a result of the issuance of additional restricted stock during 2002 and the nine months ended September 30, 2003. In addition, rental revenue, interest and other income and equity in earnings of unconsolidated affiliates decreased from the nine months ended September 30, 2002 to the nine months ended September 30, 2003.

Interest and other income from continuing operations decreased $26,409, or 0.3%, from $8.4 million for the nine months ended September 30, 2002 to $8.3 million for the nine months ended September 30, 2003. The decrease primarily resulted from a decrease in leasing and management fee income as a result of the acquisition of certain MG-HIW assets in July 2003 (see Note 3 to the Operating Partnership’s Consolidated Financial Statements for further discussion) and a decrease in interest income due to the collection of notes receivable during 2002.

Equity in earnings of unconsolidated affiliates decreased $3.3 million from $6.1 million for the nine months ended September 30, 2002 to $2.8 million for the nine months ended September 30, 2003. The decrease was primarily a result of a charge of $2.4 million which represents our proportionate share of the impairment loss of $12.1 million recorded by the MG-HIW, LLC joint venture in the nine months ended September 30, 2003 related to the acquisition of the assets of the MG-HIW, LLC joint venture (see Note 3 to the Operating Partnership’s Consolidated Financial Statements for further discussion) and lower occupancy in 2003 for certain joint ventures. Partly offsetting these decreases was an increase of $523,000 in equity in earnings in 2003 related to a charge of $309,000 taken in 2002 due to an early extinguishment of debt loss taken by a certain joint venture and an increase in equity in earnings in 2003 of $214,000 as a result of a gain recognized by a certain joint venture related to the disposition of land in 2003.

Gain on disposition of land and depreciable assets decreased $8.3 million to $3.3 million for the nine months ended September 30, 2003 from $11.6 million for the nine months ended September 30, 2002. In the nine months ended September 30, 2003, the majority of the gain was comprised of a $2.6 million gain related to the disposition of 33.5 acres of land and a gain of approximately $1.0 million related to the condemnation of 4.0 acres of Bluegrass land, which is discussed further in Note 4 to the Consolidated Financial Statements. Partly offsetting this gain was an impairment loss of $295,587 related to two land parcels held for sale at September 30, 2003. In the nine months ended September 30, 2002, the majority of the gain was comprised of a gain related to the disposition of 533,263 square feet of office properties that did not meet certain conditions to be classified as discontinued operations as described in Note 7 to the Consolidated Financial Statements and a gain on the disposition of 78.0 acres of land. Partly offsetting these gains was an impairment loss of $9.6 million related to 210,093 square feet of office properties that did not meet certain conditions to be classified as discontinued operations as described in Note 7 to the Consolidated Financial Statements.

In accordance with SFAS 144, we classified net income of $13.1 million and $18.5 million as discontinued operations for the nine months ended September 30, 2003 and 2002, respectively. These amounts pertained to 3.3 million square feet of property sold during 2002 and 2003 and 2.5 million square feet of property and 88 apartment units held for sale at September 30, 2003. We also classified a gain of $13.3 million and a loss of $1.1 million as discontinued operations for the nine months ended September 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

Statement of Cash Flows. The following table sets forth the changes in the Operating Partnership’s cash flows from the first nine months of 2003 as compared to the first nine months of 2002 ($ in thousands):

	Nine Months Ended September 30,
	2003	2002	Change
Cash Provided By Operating Activities	$130,032	$174,090	$(44,058)
Cash (Used In)/Provided By Investing Activities	(31,283)	75,766	(107,049)
Cash Used in Financing Activities	(96,796)	(236,836)	140,040

Total Cash Flows	$1,953	$13,020	$(11,067)

Cash provided by operating activities was $130.0 million for the nine months ended September 30, 2003 and $174.1 million for the nine months ended September 30, 2002. The decrease of $44.1 million was primarily a result of lower net income due to a decrease in average occupancy rates for our wholly-owned portfolio and the bankruptcies of WorldCom and US Airways. In addition, the level of net cash provided by operating activities is affected by the timing of receipt of revenue and payment of expenses.

Cash used in investing activities was $31.3 million for the nine months ended September 30, 2003 and cash provided by investing activities was $75.8 million for the nine months ended September 30, 2002. The decrease of $107.0 million was primarily a result of a decrease in proceeds from dispositions of real estate assets of approximately $42.0 million, and an increase in additions to real estate assets of approximately $63.4 million for the nine months ended September 30, 2003.

Cash used in financing activities was $96.8 million for the nine months ended September 30, 2003 and $236.8 million for the nine months ended September 30, 2002. The decrease was primarily a result of a decrease of $141.1 million in net repayments on the unsecured revolving loan, mortgages and notes payable and a decrease of $29.3 million in distributions paid on Common Units, partly offset by a decrease of $4.7 million in proceeds from the sale of Common Units and an increase of $15.7 million for the redemption/repurchase of Common Units for the nine months ended September 30, 2003.

Capitalization. Our total indebtedness at September 30, 2003 was $1.6 billion and was comprised of $700.0 million of secured indebtedness with a weighted average interest rate of 7.1% and $903.5 million of unsecured indebtedness with a weighted average interest rate of 6.8%. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a further discussion of our liquidity needs, see “Current and Future Cash Needs.”

The following table sets forth the principal payments due on our mortgages and notes payable as of September 30, 2003 ($ in thousands):

	Total	Within 1 year		Within 2 years	Within 3 years	Within 4 years	Within 5 years	Thereafter
Fixed Rate Debt:
Unsecured:
Put Option Notes (1)	$100,000	$—		$—	$—	$—	$—	$100,000
Notes	706,500	246,500	(2)	—	—	110,000	100,000	250,000
Secured:
Mortgages and loans payable	631,203	12,676		79,776	14,933	79,767	11,393	432,658

Total Fixed Rate Debt	1,437,703	259,176		79,776	14,933	189,767	111,393	782,658

Variable Rate Debt:
Unsecured:
Term Loan	20,000	—		20,000	—	—	—	—
Revolving Loan	77,000	—		—	77,000	—	—	—
Secured:
Mortgage loan payable	68,780	240		275	64,964	3,301	—	—

Total Variable Rate Debt	165,780	240		20,275	141,964	3,301	—	—

Total Long Term Debt	$1,603,483	$259,416		$100,051	$156,897	$193,068	$111,393	$782,658

(1)	On June 24, 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 (“X-POS”), which represent fractional undivided beneficial interests in the trust. The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the “Put Option Notes”), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on the Put Option Notes will be 6.39% plus the applicable spread determined as of June 15, 2004. In connection with the initial issuance of the Put Option Notes, a counter party was granted an option to purchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount. If the counter party elects not to exercise this option, the Operating Partnership would be required to repurchase the Put Option Notes from the Trust on June 15, 2004 at 100.0% of the principal amount plus accrued and unpaid interest.
(2)	On December 1, 2003, $146.5 million of our 8.0% Notes and $100.0 million of our 6.75% Notes will mature. See “Current and Future Cash Needs” for further discussion on the refinancing of these Notes.

The mortgage and loans payable and the secured revolving loan were secured by real estate assets with an aggregate carrying value of approximately $1.2 billion at September 30, 2003.

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

On July 17, 2003, we amended and restated our existing revolving loan. The amended and restated $250.0 million revolving loan (the “Revolving Loan”) is from a group of ten lender banks, matures in July 2006 and replaces our previous $300.0 million revolving loan. The Revolving Loan carries an interest rate based upon our senior unsecured credit ratings. As a result, interest would currently accrue on borrowings under the Revolving Loan at an average rate of LIBOR plus 105 basis points. The terms of the Revolving Loan require us to pay an annual facility fee equal to .25% of the aggregate amount of the Revolving Loan. We currently have a credit rating of BBB-

assigned by Standard & Poor’s and Fitch Inc. In August 2003, Moody’s Investor Service downgraded our assigned credit rating from Baa3 to Ba1. We cannot provide any assurances Moody’s or the other rating agencies will not further change our credit ratings. If our credit ratings by two or more rating agencies are lowered, the interest rate on borrowings under our revolving loan would be automatically increased.

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

The following table sets forth more detailed information about our ratio and covenant compliance under the Revolving Loan. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our revolving loan, including definitions of certain relevant terms, see the credit agreement governing our revolving loan which is included as an exhibit to our Quarterly Report for the period ended June 30, 2003 as Exhibit 10.

	September 30, 2003
Total Liabilities Less Than or Equal to 57.5% of Total Assets	53.6%
Unencumbered Assets Greater Than or Equal to 2 times Unsecured Debt	2.12
Secured Debt Less Than or Equal to 35% of Total Assets	24.3%
Adjusted EBITDA Greater Than 2.10 times Interest Expense	2.19
Adjusted EBITDA Greater Than 1.55 times Fixed Charges	1.63
Adjusted NOI Unencumbered Assets Greater Than 2.25 times Interest on Unsecured Debt	2.58
Tangible Net Worth Greater Than $1.573 Billion	$1.673	billion
Restricted Payments, Including Distributions to Shareholders, Less Than or Equal to 95% of CAD	53.3%

The following table sets forth more detailed information about the Operating Partnership’s ratio and covenant compliance under the Operating Partnership’s indenture as of September 30, 2003. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our indenture, including definitions of certain relevant terms, see the indenture governing our unsecured notes which is incorporated by reference in our 2002 Annual Report as Exhibit 4.2.

September 30, 2003
Overall Debt Less Than or Equal to 60% of Adjusted Total Assets	41.5%
Secured Debt Less Than or Equal to 40% of Adjusted Total Assets	18.1%
Income Available for debt service Greater Than 1.50 times Annual Service Charge	2.7
Total Unencumbered Assets Greater Than 200% of Unsecured Debt	295.5%

Current and Future Cash Needs. Historically, rental revenue has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, unitholder distributions, any guarantee obligations and ordinary capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. We presently have no plans for major capital improvements to the existing properties except for the $9.9 million in general and non-recurring renovations at certain properties. In addition, we could incur tenant improvements and lease commissions related to any releasing of space previously leased by WorldCom and US Airways.

On December 1, 2003, $146.5 million of our 8.0% Notes and $100.0 million of our 6.75% Notes will mature. A portion of this debt totaling $127.5 million is expected to be refinanced with 10-year secured debt at an effective rate of 5.25%. We also plan to enter into a $100.0 million two-year unsecured term loan with a floating rate that will initially be set at 1.3% over LIBOR. The remaining $19.0 million is expected to be re-paid with proceeds from asset sales or with funds from our $250.0 million senior credit facility.

Although the 10-year secured loan and the two-year unsecured loan have been approved by the lending institutions, they are each subject to definitive documentation. Assuming we are successful in obtaining financing on the terms described above, we anticipate annual interest savings of approximately $8.9 million, or $0.15 per unit.

In addition to the requirements discussed above, our short-term (within the next 12 months) liquidity requirements also include the funding of our existing development activity, selective asset acquisitions and first generation tenant improvements and lease commissions on properties placed in-service that are not fully leased. We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and the following:

•	borrowings under our unsecured revolving loan (up to $154.7 million of availability as of October 17, 2003);

•	the selective disposition of non-core assets or other assets the sale of which can generate attractive returns;

•	the sale or contribution of some of our wholly-owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions; and

•	the issuance of secured debt (at September 30, 2003, we had $2.5 billion of unencumbered real estate assets at cost).

Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under the Revolving Loans and long-term unsecured debt. We remain committed to maintaining a flexible capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership as well as (3) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayment of borrowings under the unsecured revolving loan. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities.

We anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long term. However, if these sources of funds are insufficient or unavailable, our ability to make the expected distributions to unitholders and satisfy other cash payments may be adversely affected.

Commitments and Contingencies. In connection with the disposition of 225,000 square feet of property, fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., we agreed to guarantee any rent shortfalls and re-tenanting costs for a five year period of time from the date of sale. Our contingent liability with respect to such guarantee as of September 30, 2003 is $17.5 million. Because of this guarantee, in accordance with GAAP, we have deferred the gain of approximately $6.9 million, which will be recognized when the contingency period is concluded.

In connection with the disposition of 298,000 square feet of property, fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., we agreed to guarantee, over various contingency periods through April 2006, any rent shortfalls on certain space. Our contingent liability with respect to such guarantee as of September 30, 2003 is $4.4 million. Because of this guarantee, in accordance with GAAP, we have deferred $4.4 million of the total $8.4 million gain. The deferred portion of the gain will be recognized when each contingency period is concluded.

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

In connection with several of our joint venture partners with unaffiliated parties, we have agreed to guarantee certain rent shortfalls and re-tenanting costs for certain properties contributed or sold to the joint ventures. As of September 30, 2003, we have $12.9 million accrued for obligations related to these agreements. We believe that our estimates related to these agreements are adequate. However, if our assumptions and estimates prove to be incorrect, future losses may occur.

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

The following discussion provides additional information regarding significant transactions with our joint ventures.

On July 29, 2003, we acquired the assets and/or our partner’s 80.0% equity interests related to 15 properties encompassing 1.3 million square feet owned by MG-HIW, LLC. The properties are located in Atlanta, the Research Triangle and Tampa. At the closing of the transaction, we paid our partner, Miller Global, $28.1 million, repaid $41.4 million of debt related to the properties and assumed $64.7 million of debt. The transaction implies a valuation (100.0% ownership) for the assets of $138.3 million and other net assets of approximately $2.9 million.

In December 2000, we guaranteed our 80.0% partner in MG-HIW, LLC joint venture, a minimum internal rate of return on $50.0 million of their equity investment in the remaining assets of the joint venture (the “Orlando assets”). On July 29, 2003, we entered into an option agreement to acquire Miller Global’s 80.0% interest in the Orlando assets for between $62.5 and $65.2 million depending on the closing date and the distributions from the joint venture prior to closing. Based on the terms of the agreement, the purchase option price range satisfies the internal rate of return guarantee. In connection with the option agreement, we entered into a letter of credit in the amount of $7.5 million in favor of Miller Global, which can be drawn by Miller Global in the event we do not exercise our option to purchase their 80.0% interest in the remaining assets of MG-HIW, LLC by March 24, 2004.

As part of the MG-HIW, LLC acquisition on July 29, 2003, we entered into an option agreement with our partner, Miller Global, to acquire their 50.0% interest in the remaining assets encompassing 87,832 square feet of property of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC for $3.2 million. The $7.4 million construction loan to fund the development of this property, of which $6.3 million is outstanding at September 30, 2003, will be either paid in full or assumed by us in connection with the acquisition of the remaining assets.

Also as a part of the MG-HIW, LLC acquisition on July 29, 2003, we were assigned Miller Global’s 50.0% equity interest in the single property encompassing 53,896 square feet owned by MG-HIW Peachtree Corners III, LLC. The construction loan, which was made to this joint venture by an affiliate of the Company had an interest rate of LIBOR plus 200 basis points and was paid in full on July 29, 2003 in connection with the assignment.

In connection with the Des Moines joint venture guarantees in place prior to January 1, 2003, the maximum potential amount of future payments we could be required to make under the guarantee is $25.7 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which currently averages 1.0% and mature in 2015. Guarantees of $9.6 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased. Currently, these buildings are 84.0% and 63.0% leased, respectively. The remaining $7.5 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at September 30, 2003 is 91.0%. If the joint ventures are unable to repay the outstanding balance under the loans, we will be required, under the terms of the agreements, to repay the outstanding balance. Recourse provisions exist to enable us to recover some or all of our losses from the joint ventures’ assets and/or the other partner. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

In connection with the RRHWoods, LLC joint venture, we renewed our guarantee of $6.2 million to a bank in July 2003. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. We would be required to perform under the guarantee should the joint venture be unable to repay the bonds. We have recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of our proportionate share. The property collateralizing the bonds is 100.0% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing.

With respect to the Plaza Colonnade, LLC joint venture, we have included $2.8 million in other liabilities and adjusted the investment in unconsolidated affiliates by $2.8 million on our consolidated balance sheet at September 30, 2003 related to two separate guarantees of a construction loan agreement and a construction completion agreement. The construction loan matures in February 2006, with two one-year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be completed by December 15, 2005. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture is unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, we would be required, under the terms of the agreements, to repay our 50.0% share of the outstanding balance under the construction loan and complete the construction of the office building. The maximum potential amount of future payments by us under these agreements is $34.9 million. No recourse provisions exist that would enable us to recover from the other partner amounts paid under the guarantee. However, given that the loan is collateralized by the building, we and our partner could obtain and liquidate the building to recover the amounts paid should they be required to perform under the guarantee.

The following table sets forth information regarding our joint venture activity as recorded on the respective joint venture’s books at September 30, 2003 and December 31, 2002 ($ in thousands):

		September 30, 2003			December 31, 2002
	Percent Owned	Total Assets	Debt	Total Liabilities	Total Assets	Debt	Total Liabilities
Balance Sheet Data:
Board of Trade Investment Company	49.00%	$8,083	$792	$1,141	$7,778	$919	$1,071
Dallas County Partners (1)	50.00%	41,873	38,234	40,606	44,128	38,904	41,285
Dallas County Partners II (1)	50.00%	18,085	22,756	23,786	18,900	23,587	24,874
Fountain Three (1)	50.00%	34,368	30,191	32,058	37,159	30,958	32,581
RRHWoods, LLC (1)	50.00%	80,975	66,499	69,478	82,646	68,561	71,767
Highwoods DLF 98/29, LP	22.81%	140,708	67,489	69,881	141,147	68,209	70,482
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	116,637	59,197	61,702	119,134	59,688	62,601
Highwoods-Markel Associates, LLC	50.00%	15,625	11,588	12,023	16,026	11,625	12,583
MG-HIW, LLC	20.00%	198,018	136,207	142,144	355,102	242,240	249,340
MG-HIW Peachtree Corners III, LLC	50.00%	—	—	—	3,809	2,494	2,823
MG-HIW Metrowest I, LLC	50.00%	1,601	—	22	1,601	—	3
MG-HIW Metrowest II, LLC	50.00%	10,329	6,257	6,529	9,600	5,372	5,540
Concourse Center Associates, LLC	50.00%	14,560	9,737	10,025	14,896	9,859	10,193
Plaza Colonnade, LLC	50.00%	19,226	9,936	10,577	3,591	—	3
SF-HIW Harborview, LP	20.00%	40,586	22,800	24,681	41,134	22,800	25,225

Total		$740,674	$481,683	$504,653	$896,651	$585,216	$610,371

The following table sets forth information regarding our joint venture activity as recorded on the respective joint venture’s books during the nine months ended September 30, 2003 and 2002 ($ in thousands):

			September 30, 2003					September 30, 2002
	Percent Owned		Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)
Income Statement Data:
Board of Trade Investment Company	49.00%		$1,768	$1,191	$50	$304	$223	$2,012	$1,216	$64	$251	$481
Dallas County Partners (1)	50.00%		7,954	4,135	2,079	1,415	325	8,389	4,102	1,976	1,470	841
Dallas County Partners II (1)	50.00%		4,579	1,914	1,775	617	273	4,453	1,897	1,856	796	(96)
Fountain Three (1)	50.00%		5,174	2,346	1,687	1,160	(19)	4,999	2,043	1,525	983	448
RRHWoods, LLC (1)	50.00%		10,918	5,551	1,979	2,545	843	10,285	5,257	2,755	2,684	(411)
Highwoods DLF 98/29, LP	22.81%		14,492	4,142	3,448	2,592	4,310	15,456	4,123	3,496	2,538	5,299
HIghwoods DLF 97/26 DLF 99/32, LP	42.93%		12,082	3,345	3,448	2,979	2,310	12,658	3,272	3,479	2,972	2,935
Highwoods-Markel Associates, LLC	50.00%		2,462	1,300	800	464	(102)	2,382	1,243	725	419	(5)
MG-HIW, LLC	20.00%		32,862	12,254	6,202	6,295	8,111 (2)	38,347	13,375	8,098	6,160	10,714
MG-HIW Peachtree Corners III, LLC	50.00%		219	75	73	76	(5)	—	29	—	28	(57)
MG-HIW Rocky Point, LLC	50.00	%(3)	—	—	—	—	—	1,800	555	271	248	726
MG-HIW Metrowest I, LLC	50.00%		—	26	—	—	(26)	—	19	—	—	(19)
MG-HIW Metrowest II, LLC	50.00%		441	325	124	252	(260)	204	176	20	181	(173)
Concourse Center Associates, LLC	50.00%		1,556	401	518	227	410	1,586	401	508	227	450
Plaza Colonnade, LLC	50.00%		10	2	—	3	5	5	—	—	1	4
SF-HIW Harborview, LP	20.00	%(3)	4,208	1,288	1,052	650	1,218	271	74	79	72	46

Total			$98,725	$38,295	$23,235	$19,579	$17,616	$102,847	$37,782	$24,852	$19,030	$21,183

(1)	Des Moines joint ventures.
(2)	Net income excludes a $12.1 million impairment charge at the joint venture level of which our share is $2.4 million. (See Note 3 to the Consolidated Financial Statements for further discussion). With the impairment charge, the joint venture had a net loss of $4.0 million.
(3)	On June 26, 2002, we acquired our joint venture partner’s interest in MG-HIW Rocky Point, LLC, which owned Harborview Plaza, a 205,000 rentable square foot office property. On September 11, 2002, we contributed Harborview Plaza to SF-HIW Harborview, LP, a newly formed joint venture with a different partner, in exchange for a 20.0% limited partnership interest and $12.1 million in cash.

As of September 30, 2003, our joint ventures had approximately $481.7 million of outstanding debt and the following table sets forth the principal payments due on that outstanding long-term debt as recorded on the respective joint venture’s books at September 30, 2003 ($ in thousands):

	Percent Owned	Total		Within 1 year	Within 2 years	Within 3 years	Within 4 years	Within 5 years	Thereafter
Board of Trade Investment Company	49.00%	$792		$180	$195	$210	$207	$—	$—
Dallas County Partners (1)	50.00%	38,234		951	1,022	4,432	8,829	7,695	15,305
Dallas County Partners II (1)	50.00%	22,756		1,211	1,340	1,483	1,642	1,817	15,263
Fountain Three (1)	50.00%	30,191		1,090	1,156	1,224	1,298	6,600	18,823
RRHWoods, LLC (1)	50.00%	66,499		366	397	424	4,259	375	60,678
Highwoods DLF 98/29, LP	22.81%	67,489		1,018	1,089	1,165	1,246	1,334	61,637
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	59,197		700	756	815	880	950	55,096
Highwoods-Markel Associates, LLC	50.00%	11,588		98	109	118	128	135	11,000
MG-HIW, LLC	20.00%	136,207		—	—	136,207	—	—	—
MG-HIW Metrowest II, LLC	50.00%	6,257		—	6,257	—	—	—	—
Concourse Center Associates, LLC	50.00%	9,737		173	185	199	213	229	8,738
Plaza Colonnade, LLC	50.00%	9,936		—	—	—	9,936	—	—
SF-HIW Harborview, LP	20.00%	22,800		—	—	—	—	372	22,428

Total		$481,683	(2)	$5,787	$12,506	$146,277	$28,638	$19,507	$268,968

(1)	Des Moines joint ventures.
(2)	All of this joint venture debt is non-recourse to us except in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and those guarantees and loans described in “Joint Ventures” above.

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

The following table sets forth information regarding our interest rate hedge contracts as of September 30, 2003 ($ in thousands):

Type of Hedge	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	Fair Market Value
Interest Rate Swap	$20,000	1/2/2004	1 month USD-LIBOR-BBA	0.990%	$4
Interest Rate Swap	$20,000	6/1/2005	1 month USD-LIBOR-BBA	1.590%	$(6)

					$(2)

The interest rate on all of our variable rate debt is adjusted at one to three month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. During the nine months ended September 30, 2003, $3.9 million was received from counterparties under interest rate hedge contracts.

Share and Unit Repurchases. During the quarter ended September 30, 2003, the Company repurchased a total of 104,535 Common Units at a weighted average price of $22.80 per unit. The Company has 5.1 million shares/units remaining under its previously announced share repurchase programs.

WorldCom and US Air Bankruptcies. On July 21, 2002, WorldCom filed a voluntary petition with the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. As of December 31, 2002, WorldCom rejected two leases encompassing 819,653 square feet with annualized revenue of approximately $14.9 million. In addition, effective May 1, 2003, WorldCom rejected an additional lease encompassing 21,806 square feet with annualized revenue of approximately $311,000.

We have filed claims in connection with the rejected leases in the amount of $21.5 million. Because claims will be subject to WorldCom’s approved plan of reorganization and the availability of funds to pay creditors, we expect actual amounts to be received in satisfaction of these claims to be less than the full amount of the claims.

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

Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which rescinds Statement No. 4, which required all gains and losses from the extinguishment of debt to be aggregated, and if material, classified as an extraordinary item, net of related income tax effect. The provisions of SFAS 145 related to the rescission of Statement No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The statement also requires gains and losses from the extinguishment of debt classified as an extraordinary item in prior periods presented that do not meet the criteria in Accounting Principles Board (“APB”) Opinion 30 for classification as an extraordinary item to also be reclassified. We adopted SFAS 145 in the first quarter of 2003. In accordance with the statement, we reclassified losses from the extinguishment of debt of $378,000 recorded as an extraordinary item to interest expense in its Consolidated Statements of Income for the three and nine months ended September 30, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which changes the accounting for, and disclosure of, certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and could be reasonably estimated. In general, the change applies to contracts or indemnification agreements that contingently require us to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or equity security of the guaranteed party. However, a guarantee or an indemnification whose existence prevents the guarantor from being able to either account for a transaction as the sale of an asset that is related to the guarantee’s underlying or recognize in earnings the profit from that sale transaction is exempt from the interpretation. The disclosure requirements in this Interpretation are effective for interim and annual periods ending after December 15, 2002. As of September 30, 2003, we had various guarantees in effect as further discussed in Note 10 to the Consolidated Financial Statements.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), which amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements related to the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. On January 1, 2003, we adopted the fair value recognition provision prospectively for all awards granted after January 1, 2003. Under this provision, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant and is recognized on a straight-line basis over the option vesting period. Prior to 2003, we accounted for stock options under this plan under the guidance of APB Opinion 25, “Accounting for Stock Issued to Employees and Related Interpretations.” (See Note 11 to the Consolidated Financial Statements for further discussion.)

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and to determine when and which business enterprise should consolidate the VIEs. This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. In addition, FIN 46 requires additional disclosures. FIN 46 is currently in effect for our interests in VIEs acquired subsequent to January 31, 2003. As a result of FASB Staff Position FIN 46-6, we are deferring the application of FIN 46 for interests in VIEs or potential VIEs owned at January 31, 2003 until the amended effective date of December 31, 2003 in anticipation of additional guidance to be provided by the FASB. We currently have 15 joint ventures with unrelated investors in which application of FIN 46 will be deferred. We have retained minority equity interests in these joint ventures ranging from 20.00% to 50.00%. These joint ventures were formed for the development, management and leasing of office, industrial and retail properties. (See Note 2 to the Consolidated Financial Statements for further discussion.) FIN 46 requires us to disclose our maximum exposure to loss as a result of our involvement with these entities, which would be $101.1 million assuming we would be required to fully satisfy our debt guarantees and experience a complete loss of our equity investment in such entities. Transactions between us and these entities resulted in a total of $3.2 million of management, development and commission fee income to us for the nine months ended September 30, 2003 and 2002.

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

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption. As of September 30, 2003, the provisions of SFAS 150 do not have a material impact on our financial condition or results of operations. However, we believe the implementation of FIN 46 at December 31, 2003, as mentioned above, may result in minority interest in VIEs, which is classified as non-controlling interests in finite-life entities under SFAS 150. At its October 29, 2003 meeting, the FASB voted to defer indefinitely SFAS 150 as it relates to non-controlling interests in finite-life entities.

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

Our calculation of FFO, which is consistent with the calculation of FFO as defined by the National Association of Real Estate Investment Trusts (NAREIT), is as follows:

•	Net income (loss)—computed in accordance with GAAP;

•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

•	Less gains (or plus losses) from sales of depreciable operating properties, and items that are classified as extraordinary items under GAAP;

•	Plus minority interest;

•	Less dividends to preferred unitholders;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•	Plus or minus adjustments for depreciation and amortization, and gain/(loss) on sale related to discontinued operations.

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

FFO and CAD for the three and nine months ended September 30, 2003 and 2002 are summarized in the following table ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
Funds from operations:
Net income	$23,637		$17,329		$48,347		$80,375
Add/(Deduct):
Depreciation and amortization	31,536		29,871		95,752		86,992
Gain/(loss) on disposition of depreciable assets	203	(1)	(171	)(1)	(37	)(1)	(14,618	)(1)
Distributions to preferred unitholders	(7,713)		(7,713)		(23,139)		(23,139)
Unconsolidated affiliates:
Depreciation and amortization	2,124		2,317		6,830		6,747
Discontinued operations (3):
Depreciation and amortization	372		2,946		2,216		8,746
Gain on sale	(12,113	)(1)	(13	)(1)	(13,628	)(1)	(2,977	)(1)

Funds from operations	38,046		44,566	(2)	116,341		142,126	(2)

Cash available for distribution:
Add/(Deduct):
Rental income from straight-line rents	(1,136)		(1,222)		(4,501)		(2,540)
Amortization of intangible lease assets	212		—		212		—
Impairment charges	—		3,729		2,738		13,625
Amortization of deferred financing costs	819		347		2,202		1,027
Nonrecurring compensation and management fee expense	—		—		—		3,700
Litigation reserve	—		2,700		—		2,700
Non-incremental revenue generating capital expenditures:
Building improvements paid	(4,500)		(1,740)		(10,025)		(4,861)
Second generation tenant improvements paid	(6,588)		(5,824)		(18,008)		(12,735)
Second generation lease commissions paid	(4,551)		(3,694)		(11,465)		(9,353)

	(15,639)		(11,258)		(39,498)		(26,949)

Cash available for distribution	$22,302		$38,862		$77,494		$133,689

Per common unit-diluted:
Funds from operations	$0.64		$0.74		$1.95		$2.34

Distributions paid	$0.425		$0.585		$1.435		$1.755

Distribution payout ratios:
Funds from operations	66.4%		79.4%		73.6%		74.9%

Cash available for distribution	113.2%		91.0%		110.5%		79.7%

Weighted average units outstanding - diluted	59,422		60,461		59,654		60,694

Net cash provided by/(used in):
Operating activities	$55,641		$82,381		$130,032		$174,090
Investing activities	(10,835)		18,525		(31,283)		75,766
Financing activities	(44,952)		(100,949)		(96,796)		(236,836)

Net (decrease)/ increase in cash and cash equivalents	$(146)		$(43)		$1,953		$13,020

In October 2003, NAREIT issued a Financial Reporting Alert that changed its current implementation guidance for FFO regarding impairment charges. Accordingly, impairment charges have been excluded from gain/(loss) on disposition of depreciable assets in the calculation of FFO. In addition, as a result of the FASB’s “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), losses on the extinguishment of debt will no longer be classified as an extraordinary item in the Operating Partnership’s Consolidated Statements of Income. Therefore, the calculation of FFO no longer includes an add-back of this amount. See page 2 of this table for a reconciliation of gains/(losses) to the Operating Partnership’s Consolidated Statements of Income and the impact these changes have had on FFO, in dollars and per unit amounts, for all periods presented.

(1)	The following is a reconciliation of gain/(loss) on disposition of depreciable assets included in the FFO calculation and gain/(loss) on disposition of depreciable assets included in the Operating Partnership’s Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Continuing Operations:
Gain/(loss) on disposition of depreciable assets per FFO calculation	$(203)	$171	$37	$14,618
Impairment charges	—	(500)	—	(9,568)

Gain/(loss) on disposition of depreciable assets per Consolidated Statements of Income	$(203)	$(329)	$37	$5,050

Discontinued Operations:
Gain/(loss) on disposition of depreciable assets per FFO calculation	$12,113	$13	$13,628	$2,977
Impairment charges	—	(3,229)	(325)	(4,057)

Gain/(loss) on disposition of depreciable assets per Consolidated Statements of Income	$12,113	$(3,216)	$13,303	$(1,080)

In addition to the impairment charges detailed above, FFO for the nine months ended September 30, 2003 also excludes a $2.4 million impairment charge included in the Operating Partnership’s equity in earnings of unconsolidated affiliates related to the acquisition of certain assets of the MG-HIW, LLC joint venture by the Operating Partnership.

(2)	FFO for the three and nine months ended September 30, 2002 was decreased by $687,000, which represents a loss on the extinguishment of debt incurred during those periods. There were no losses on the extinguishment of debt incurred in 2003.

As a result of the changes to the FFO calculation as outlined in footnotes (1) and (2), FFO has been reduced by the following in dollars and per unit amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
FFO in dollars	$—	$4,416	$2,738	$14,312

FFO per unit	$—	$0.07	$0.05	$0.24

(3)	For further discussion related to discontinued operations, see Note 7 to the Consolidated Financial Statements.

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

Certain Variable Rate Debt. As of September 30, 2003, we had approximately $145.8 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ending September 30, 2004, our interest expense would be increased or decreased approximately $1.5 million.

Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contracts in effect at September 30, 2003, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Interest Rate Hedging Activities.” If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedging contracts as of September 30, 2003 would increase by approximately $321,244. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of September 30, 2003 would decrease by approximately $334,332.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. SEC rules require that we disclose the conclusions of our CEO and CFO about the effectiveness of our disclosure controls and procedures.

The CEO/CFO evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Our disclosure controls and procedures are also evaluated on an ongoing basis by the following:

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

Based on the most recent evaluation, as of the end of the period evaluated by the quarterly report, our CEO and CFO believe that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our disclosure controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with GAAP.

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

Date: November 14, 2003