Form 10-Q
period 2004-03-31
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2004-05-17
CIK 941713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

We refer to (1) Highwoods Properties, Inc. as the “Company,” (2) Highwoods Realty Limited Partnership as the “Operating Partnership,” (3) the Company’s common stock as “Common Stock,” (4) the Operating Partnership’s common partnership interests as “Common Units” and (5) the Operating Partnership’s preferred partnership interests as “Preferred Units.”

The information furnished in the accompanying Consolidated Balance Sheets, Statements of Operations, Statement of Partners’ Capital and Statements of Cash Flows reflect all adjustments (consisting of normal recurring accruals) that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.

The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and in our 2003 Annual Report on Form 10-K.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

(Unaudited and $ in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets:
Real estate assets, at cost:
Land and improvements	$443,582	$397,121
Buildings and tenant improvements	3,092,063	2,911,458
Development in process	9,071	6,899
Land held for development	197,140	194,534
Furniture, fixtures and equipment	21,945	21,813

	3,763,801	3,531,825
Less – accumulated depreciation	(566,344)	(542,190)

Net real estate assets	3,197,457	2,989,635
Property held for sale	38,467	55,453
Cash and cash equivalents	16,226	18,342
Restricted cash	8,044	6,320
Accounts receivable, net	10,687	17,782
Notes receivable	16,603	15,703
Accrued straight-line rents receivable	54,732	51,189
Investments in unconsolidated affiliates	65,310	71,253
Other assets:
Deferred leasing costs	114,687	110,488
Deferred financing costs	46,396	46,198
Prepaid expenses and other	14,236	13,793

	175,319	170,479
Less – accumulated amortization	(89,155)	(84,965)

Other assets, net	86,164	85,514

Total Assets	$3,493,690	$3,311,191

Liabilities and Partners’ Capital:
Mortgages and notes payable	$1,758,239	$1,549,758
Accounts payable, accrued expenses and other liabilities	101,370	106,055

Total Liabilities	1,859,609	1,655,813
Redeemable operating partnership units:
Common Units, 6,146,372 and 6,202,640 outstanding at March 31, 2004 and December 31, 2003, respectively	161,096	157,547
Series A Preferred Units, 104,945 outstanding at March 31, 2004 and December 31, 2003	103,308	103,308
Series B Preferred Units, 6,900,000 outstanding at March 31, 2004 and December 31, 2003	166,346	166,346
Series D Preferred Units, 400,000 outstanding at March 31, 2004 and December 31, 2003	96,842	96,842
Partners’ Capital:
Common units:
General partner Common Units, 593,687 and 592,682 outstanding at March 31, 2004 and December 31, 2003, respectively	11,169	11,393
Limited partner Common Units, 52,628,680 and 52,472,912 outstanding at March 31, 2004 and December 31, 2003, respectively	1,105,877	1,128,025
Accumulated other comprehensive loss	(3,525)	(3,650)
Deferred compensation	(7,032)	(4,433)

Total Partners’ Capital	1,106,489	1,131,335

Total Liabilities and Partners’ Capital	$3,493,690	$3,311,191

See accompanying notes to consolidated financial statements

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Operations

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2004	2003
Rental revenue	$108,562	$103,865
Operating expenses:
Rental property	38,901	35,637
Depreciation and amortization	34,309	32,022
General and administrative (includes $4,638 retirement compensation expense in 2004)	11,851	5,215

Total operating expenses	85,061	72,874

Interest expense:
Contractual	26,008	27,549
Amortization of deferred financing costs	855	626

	26,863	28,175
Other income:
Interest and other income	3,145	2,839
Equity in earnings of unconsolidated affiliates	1,373	1,714

	4,518	4,553

Income before gain/(loss) on disposition of land and depreciable assets and discontinued operations	1,156	7,369
Gain on disposition of land	1,138	863
(Loss)/gain on disposition and impairment of depreciable assets, net	(55)	20

Income from continuing operations	2,239	8,252
Discontinued operations:
Income from discontinued operations	744	5,131
Gain/(loss) on sale of discontinued operations	3,965	(325)

	4,709	4,806

Net income	6,948	13,058
Distributions on preferred units	(7,713)	(7,713)

Net (loss)/income attributable to common unitholders	$(765)	$5,345

Net (loss)/income per common unit – basic:
(Loss)/income from continuing operations	$(0.09)	$0.01
Income from discontinued operations	0.08	0.08

Net (loss)/income	$(0.01)	$0.09

Net (loss)/income per common unit – diluted:
(Loss)/income from continuing operations	$(0.09)	$0.01
Income from discontinued operations	0.08	0.08

Net (loss)/income	$(0.01)	$0.09

Weighted average common units outstanding – basic:
Common units:
General Partner	593	599
Limited Partners	58,712	59,305

Total	59,305	59,904

Weighted average common units outstanding – diluted:
Common units:
General Partner	593	600
Limited Partners	58,712	59,352

Total	59,305	59,952

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Capital

For the Three Months Ended March 31, 2004

(Unaudited and in thousands)

	Common Unit
	General Partners’ Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Loss	Deferred Compensation	Total Partners’ Capital
Balance at December 31, 2003	$11,393	$1,128,025	$(3,650)	$(4,433)	$1,131,335
Issuance of Common Units	4	316	—	—	320
Redemption of Common Units	(1)	(49)	—	—	(50)
Distributions paid on Common Units	(254)	(25,114)	—	—	(25,368)
Preferred distributions paid on Common Units	(77)	(7,636)	—	—	(7,713)
Net income	69	6,879	—	—	6,948
Adjustments of redeemable Common Units to fair value	(20)	(1,978)	—	—	(1,998)
Other comprehensive loss	—	—	125	—	125
Issuance of restricted units	26	2,608	—	(2,634)	—
Fair value of stock options issued (see Note 8)	29	2,826	—	(2,855)	—
Amortization of deferred compensation	—	—	—	2,890	2,890

Balance at March 31, 2004	$11,169	$1,105,877	$(3,525)	$(7,032)	$1,106,489

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Income from continuing operations	$2,239	$8,252
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	34,309	32,022
Amortization of deferred compensation	2,890	372
Amortization of deferred financing costs	855	626
Amortization of accumulated other comprehensive loss	210	437
Equity in earnings of unconsolidated affiliates	(1,373)	(1,714)
Gain on disposition of land and depreciable assets	(1,083)	(883)
Discontinued operations	773	6,395
Changes in operating assets and liabilities	(1,320)	(6,712)

Net cash provided by operating activities	37,500	38,795

Investing activities:
Additions to real estate assets	(93,563)	(26,270)
Proceeds from disposition of real estate assets	21,774	2,083
Distributions from unconsolidated affiliates	1,634	4,443
Investments in notes receivable	(86)	262
Contributions to unconsolidated affiliates	(9,988)	—
Other investing activities	(22)	(876)

Net cash used in investing activities	(80,251)	(20,358)

Financing activities:
Distributions paid on common units	(25,368)	(35,248)
Dividends paid on preferred units	(7,713)	(7,713)
Net proceeds from the sale of common units	320	128
Repurchase of common units	(50)	(2,751)
Borrowings on revolving loan	175,500	65,000
Repayment of revolving loan	(100,000)	(31,000)
Borrowings on mortgages and notes payable	—	2,190
Repayment of mortgages and notes payable	(3,226)	(4,385)
Net change in deferred financing costs	1,172	2,920

Net cash provided by/(used in) financing activities	40,635	(10,859)

Net (decrease)/increase in cash and cash equivalents	(2,116)	7,578
Cash and cash equivalents at beginning of the period	18,342	10,730

Cash and cash equivalents at end of the period	$16,226	$18,308

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,743	$20,890

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows (Continued)

(Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net assets acquired subject to mortgage notes payable and other non-cash transactions:

	Three Months Ended March 31,
	2004	2003
Assets:
Net real estate assets	$149,535	$—
Restricted cash	1,651	—
Accounts receivable	(476)	—
Notes receivable	814	—
Accrued straight-line rents receivable	828	—
Investment in unconsolidated affiliates	(15,692)	1,694
Deferred financing costs	—	17,810

	$136,660	$19,504

Liabilities:
Mortgages and notes payable	$136,207	$17,810
Accounts payable, accrued expenses and other liabilities	453	1,694

	$136,660	$19,504

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Description of Business

Highwoods Realty Limited Partnership (“the Operating Partnership”) is managed by its general partner, Highwoods Properties Inc. (“the Company”), a self-administered and self-managed real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Operating Partnership’s wholly owned assets include: 468 in-service office, industrial and retail properties; 1,255 acres of undeveloped land suitable for future development; and an additional four properties under development.

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At March 31, 2004, the Company owned 100.0% of the preferred partnership interests (“Preferred Units”) and 89.7% of the common partnership interests (“Common Units”) in the Operating Partnership. During the three months ended March 31, 2004, the Company redeemed from limited partners (including certain officers and directors of the Company) 1,960 Common Units for $0.05 million in cash; 54,308 Common Units were redeemed in exchange for Common Stock of the Company. These transactions increased the percentage of Common Units owned by the Company from 88.9% at December 31, 2003 to 89.7% at March 31, 2004. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. The three series of Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s three Preferred Stock offerings in 1997 and 1998. The net proceeds raised from each of the three Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for preferred interests in the Operating Partnership.

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

The Operating Partnership’s 400,000 Series D Preferred Units are senior to the Common Units and rank pari passu with the Series A and B Preferred Units. The Series D Preferred Units have a liquidation preference of $250.00 per unit. Distributions are payable on Series D Preferred Units at a rate of $20.00 per annum per unit.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	DESCRIPTION OF BUSINESS - Continued

The Common Units are owned by the Company and by certain limited partners of the Operating Partnership. The Common Units owned by the Company are classified as general partners’ capital and limited partners’ capital. The Operating Partnership is generally obligated to redeem each of the Common Units not owned by the Company (the “Redeemable Operating Partnership Units”) at the request of the holder thereof for cash, provided that the Company at its option may elect to acquire such unit for one share of Common Stock or the cash value thereof. When a common unitholder redeems a Common Unit for a share of Common Stock or cash, the Company’s share in the Operating Partnership will increase. The Company’s Common Units held by the Company are not redeemable for cash. The Redeemable Operating Partnership Units are classified outside of the permanent partners’ capital in the accompanying balance sheet at their fair market value (equal to the fair market value of a share of Common Stock) at the balance sheet date.

Certain amounts in the March 31, 2003 and December 31, 2003 financial statements included in this Quarterly Report have been reclassified to conform to the March 31, 2004 presentation. These reclassifications had no effect on net income or partners’ capital as previously reported in the Operating Partnership’s audited Consolidated Financial Statements included in the Operating Partnership’s Form 10-K for the year ended December 31, 2003.

The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Operating Partnership’s financial position, results of operations and cash flows have been made. The Operating Partnership has condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Operating Partnership’s Form 10-K for the year ended December 31, 2003.

Options and warrants totaling 524,000 that could potentially dilute basic loss per common unit in the future were excluded from the computation of diluted loss per common unit for the three months ended March 31, 2004 because their effect was anti-dilutive.

The preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Operating Partnership has various investments in joint ventures with unrelated investors. The Operating Partnership has retained minority equity interests ranging from 20.00% to 50.00% in these joint ventures. As required by GAAP, the Operating Partnership has accounted for its joint venture activity using the equity method of accounting, as the Operating Partnership does not control these joint ventures and, as of March 31, 2004, the joint ventures were not deemed variable interest entities. As a result, the assets and liabilities of the Operating Partnership’s joint ventures are not included on its Consolidated Balance Sheets.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES - Continued

The following table sets forth information regarding the Operating Partnership’s joint venture activity as recorded on the respective joint venture’s books for the three months ended March 31, 2004 and 2003 (in thousands):

		Three Months Ended March 31, 2004					Three Months Ended March 31, 2003
	Percent Owned	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)
Income Statement Data:
Board of Trade Investment Company	49.00%	$633	$434	$14	$112	$73	$608	$395	$17	$100	$96
Dallas County Partners (1)	50.00%	2,547	1,524	680	464	(121)	2,411	1,410	695	472	(166)
Dallas County Partners II (1)	50.00%	1,595	711	570	186	128	1,566	689	599	206	72
Fountain Three (1)	50.00%	1,834	835	536	379	84	1,763	760	572	356	75
RRHWoods, LLC (1)	50.00%	3,311	1,874	675	851	(89)	3,507	1,791	673	835	208
Highwoods DLF 98/29, LP	22.81%	4,960	1,346	1,137	880	1,597	4,643	1,348	1,153	862	1,280
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	3,796	1,005	1,140	1,083	568	4,182	1,123	1,152	1,001	906
Highwoods-Markel Associates, LLC	50.00%	1,671	385	586	368	332	812	438	238	143	(7)
MG-HIW, LLC (2)	20.00%	4,749	1,868	836	979	1,066	12,292	4,386	2,328	2,344	3,234
MG-HIW Peachtree Corners III, LLC (2)	50.00%	—	—	—	—	—	34	25	25	19	(35)
MG-HIW Metrowest I, LLC (2)	50.00%	—	5	—	—	(5)	—	8	—	—	(8)
MG-HIW Metrowest II, LLC (2)	50.00%	141	88	39	70	(56)	123	109	44	79	(109)
Concourse Center Associates, LLC	50.00%	526	141	175	85	125	526	138	173	76	139
Plaza Colonnade, LLC	50.00%	1	—	—	1	—	4	—	1	—	3
SF-HIW Harborview, LP	20.00%	1,395	468	351	216	360	1,419	408	351	217	443
Highwoods KC Glenridge Office, LP (3)	40.00%	326	97	—	46	183	—	—	—	—	—

Total		$27,485	$10,781	$6,739	$5,720	$4,245	$33,890	$13,028	$8,021	$6,710	$6,131

(1)	Des Moines joint ventures.

(2)	See Note 3, Acquisition of Joint Venture Assets and Equity Interests, for discussion of the Operating Partnership’s acquisition of these joint venture assets.

(3)	The Operating Partnership and Kapital-Consult, a European investment firm, formed this joint venture partnership, which on February 26, 2004 acquired Glenridge Point Office Park, consisting of two office buildings aggregating 185,000 square feet located in the Central Perimeter sub-market of Atlanta. The buildings are 91.1% occupied as of March 31, 2004. The acquisition also includes 2.9 acres of development land that can accommodate 150,000 square feet of office space. The Operating Partnership contributed $10.0 million to the joint venture in return for a 40.0% equity interest and Kapital-Consult contributed $14.9 million for a 60.0% equity interest in the partnership. The joint venture intends to enter into a $16.5 million 10-year secured loan on the assets. The Operating Partnership will be the sole and exclusive manager and leasing agent for this property and will receive customary management fees and leasing commissions.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and to determine when and which business enterprise should consolidate the VIEs. This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance the entity’s activities without additional financial support. FIN 46 also requires additional disclosures. FIN 46 was effective immediately for interests acquired subsequent to January 31, 2003 and is effective March 31, 2004 for interests in VIEs created before February 1, 2003. The Operating Partnership assessed its variable interests, including the joint ventures listed above, and determined the interests were not VIEs at March 31, 2004. As a result, the provisions of FIN 46 did not have an impact on the Operating Partnership’s financial condition or results of operations.

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

Additionally, as part of the MG-HIW, LLC acquisition on July 29, 2003, the Operating Partnership entered into an option agreement with its partner, Miller Global, to acquire their 50.0% interest in the assets of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC. On March 2, 2004, the Operating Partnership exercised the option and paid its partner $3.2 million for such remaining interest in the assets of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC. A $7.4 million construction loan was paid in full by the Operating Partnership. The assets encompass 87,832 square feet of property and 7.0 acres of development land zoned for the development of 90,000 square feet of office space.

On July 29, 2003, the Operating Partnership also entered into an option agreement to acquire Miller Global’s 80.0% interest in the remaining assets of MG-HIW, LLC. The remaining assets of MG-HIW, LLC were five properties encompassing 1.3 million square feet located in the central business district of Orlando (“Orlando properties”). On March 2, 2004, the Operating Partnership exercised the option and paid its partner, Miller Global, $62.5 million and assumed $136.2 million of floating rate debt with interest based on LIBOR plus 200 basis points. A $7.5 million letter of credit was also cancelled. The transaction implies a valuation (100.0% ownership) of $214.3 million with respect to these assets, which includes the properties and other net assets of the joint venture. The Operating Partnership accounted for the acquisition in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). The fair values assigned to the identifiable tangible and intangible assets and liabilities are preliminary as the Operating Partnership is evaluating the fair values and allocation of costs. Management does not believe that any adjustment would have a material effect on the Operating Partnership’s financial position or results of operations. The results of operations subsequent to March 1, 2004 are included in the Operating Partnership’s Consolidated Statements of Operations for the period ended March 31, 2004.

In January 2004, the Operating Partnership signed a non-binding letter of intent with Kapital-Consult, manager for Dreilander-Fonds, a European investment firm, under which Kapital-Consult will acquire a 60.0% equity interest in the Orlando properties for approximately $45.5 million, excluding certain development rights to be retained by the Operating Partnership. The joint venture intends to refinance the existing debt on the properties with a $143.0 million 10-year fixed rate loan. In order to lock the interest rate on the new debt, the parties paid a $2.9 million deposit, $1.2 million of which was paid by the Operating Partnership. Although the joint venture transaction is subject to documentation and other closing conditions, it is expected to close no later than the end of the second quarter of 2004.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	RELATED PARTY TRANSACTIONS

The Operating Partnership has previously reported that it has had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by an executive officer of the general partner. On January 17, 2003, the Operating Partnership acquired an additional 23.5 acres of this land from GAPI, Inc. for cash and shares of Common Stock valued at $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by the Operating Partnership was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between the Operating Partnership and GAPI, Inc., the Operating Partnership was entitled to the proceeds from the condemnation of $1.8 million, less the contracted purchase price between the Operating Partnership and GAPI, Inc. for the condemned property of $0.7 million. On September 30, 2003, as a result of the condemnation, the Operating Partnership received the proceeds of $1.8 million. A related party payable of $0.7 million to GAPI, Inc. related to the condemnation of the development land is included in accounts payable, accrued expenses and other liabilities in the Operating Partnership’s Consolidated Balance Sheet at March 31, 2004.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

The interest rates on all of the Operating Partnership’s variable rate debt are currently adjusted at one to three month intervals, subject to settlements under interest rate hedge contracts. Net payments made to counter parties under interest rate hedge contracts were nominal in 2004 and were recorded as increases to interest expense.

In addition, the Operating Partnership is exposed to certain losses in the event of non-performance by the counter party under the interest rate hedge contracts. The Operating Partnership expects the counter party, which is a major financial institution, to perform fully under the contracts. However, if the counter party was to default on its obligations under the interest rate hedge contracts, the Operating Partnership could be required to pay the full rates on its debt, even if such rates were in excess of the rate in the contracts.

During the year ended December 31, 2003, the Operating Partnership entered into and subsequently terminated three interest rate swap agreements related to a ten-year fixed rate financing completed on December 1, 2003. These swap agreements were designated as cash flow hedges and the unamortized effective portion of the cumulative gain on these derivative instruments was $3.7 million at March 31, 2004 and is being reported as a component of AOCL in partners’ capital. This deferred gain is being recognized in net income as a reduction of interest expense in the same period or periods during which interest expense on the hedged fixed rate financing effects net income. The Operating Partnership expects that approximately $0.3 million will be recognized in the next 12 months.

In 2003, the Operating Partnership also entered into two interest rate swaps related to a floating rate credit facility. The swaps effectively fix the one month LIBOR rate on $20.0 million of floating rate debt at 1.59% from January 2, 2004 until May 31, 2005. These swap agreements are designated as cash flow hedges and the effective portion of the cumulative loss on these derivative instruments was $0.06 million at March 31, 2004. The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at March 31, 2004 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $0.07 million.

At March 31, 2004, approximately $5.8 million of deferred financing costs from past cash flow hedging instruments remain in AOCL, including those described above. These costs are recognized as interest expense as the underlying debt is repaid and amounted to $0.2 million and $0.4 million during the quarters ended March 31, 2004 and 2003, respectively. The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at March 31, 2004 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $0.8 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the results of certain non-partners’ capital changes not reflected in the Consolidated Statements of Operations. The components of other comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$6,948	$13,058
Other comprehensive income:
Unrealized derivative losses on cashflow hedges	(85)	—
Amortization of hedging gains and losses included in other comprehensive income	210	437

Total other comprehensive income	125	437

Total comprehensive income	$7,073	$13,495

7.	DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS

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

The net operating results and net carrying value of 3.7 million square feet of property and 7.8 acres of revenue-producing land sold during 2004 and 2003 and 0.3 million square feet of property and 88 apartment units held for sale at March 31, 2004 are shown in the following table. These were a result of disposal activities that were initiated subsequent to the effective date of SFAS 144 and are classified as discontinued operations in the Operating Partnership’s Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2004	2003
Total revenue	$1,224	$8,703
Rental operating expenses	451	2,308
Depreciation and amortization	29	1,264
Interest expense	—	—

Income from discontinued operations	744	5,131
Gain/(loss) on sale/impairment of discontinued operations	3,965	(325)

Total discontinued operations	$4,709	$4,806

Carrying value of assets included in discontinued operations that were held for sale or sold during the period	$21,536	$218,892

In addition, SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the three months ended March 31, 2004, the Operating Partnership determined that no properties held for sale had a carrying value that was greater than fair value less cost to sell; therefore, no impairment loss was recognized in the Consolidated Statements of Operations for the three months ended March 31, 2004. For 2003, the impairment loss related to two office properties whose carrying value was greater than their fair value less cost to sell, which have now been sold, was $0.3 million. This impairment loss is included in loss on sale of discontinued operations in the Consolidated Statements of Operations for the three months ended March 31, 2003.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS - Continued

See Note 11 for discussion of a subsequent event involving an agreement to sell certain assets at the Highwoods Preserve office campus in Tampa, Florida and 26.0 acres of land in suburban Baltimore, Maryland and related impairment losses that will be recognized in the second quarter of 2004.

SFAS 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated future undiscounted cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. At March 31, 2004 and 2003, because there were no properties held for use with a carrying value exceeding the sum of their estimated undiscounted future cash flows, no impairment loss related to held for use properties was recognized during the three months ended March 31, 2004 and 2003.

8.	STOCK –BASED COMPENSATION

In accordance with Statement of Financial Accounting Standard No. 148 “Accounting for Stock-based Compensation – Transition and Disclosure” (“SFAS 148”), the Operating Partnership has included $0.05 million of amortization related to the vesting of the Company’s stock options granted subsequent to January 1, 2003 and $0.15 million related to the modifications made to those options that are included in the Chief Executive Officer (“CEO”) of the general partner’s retirement package (see Note 9 for further discussion) in general and administrative expenses in its Consolidated Statement of Operations. In addition, the Operating Partnership has included the total value of the Company’s stock option grants since that date, which through March 31, 2004 aggregate $1.2 million, in partners’ capital in its Consolidated Balance Sheet. See below for the amounts that would have been included in net (loss)/income if the Operating Partnership had elected to expense the fair value of all stock option awards that had vested rather than only those awards issued subsequent to January 1, 2003:

	Three Months Ended March 31,
	2004		2003
	($ in thousands, except per unit amounts)
Net (loss)/income attributable to common unitholders — as reported	$(765)		$5,345
Add: Stock option expense included in reported net income	181	(1)	5
Deduct: Total stock option expense determined under fair value recognition method for all awards	(331	)(1)	(158)

Pro forma net (loss)/income attributable to common unitholders	$(915)		$5,192

Basic net (loss)/income per common unit - as reported	$(0.01)		$0.09
Basic net (loss)/income per common unit – pro forma	$(0.02)		$0.09
Diluted net (loss)/income per common unit – as reported	$(0.01)		$0.09
Diluted net (loss)/income per common unit - pro forma	$(0.02)		$0.09

(1)	Certain options related to the retirement package of the CEO of the general partner granted prior to January 1, 2003 have been excluded from the calculation. These options were remeasured and expensed during the three months ended March 31, 2004 in accordance with APB 25. See Note 9 for further discussion.

9.	COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

The Operating Partnership maintains its cash and cash equivalent investments at financial institutions. The combined account balances at each institution typically exceed the FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of the Operating Partnership believes that the risk is not significant.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	COMMITMENTS AND CONTINGENCIES - Continued

Contracts

The Operating Partnership has entered into contracts related to tenant improvements and the development of certain properties totaling $24.4 million as of March 31, 2004. The amounts remaining to be paid under these contracts as of March 31, 2004 totaled $16.8 million.

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

Joint Ventures

Certain properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either the Operating Partnership or its joint venture partner if certain conditions are met as set forth in the respective joint venture agreement. The Operating Partnership’s partner in SF-HIW Harborview, LP has the right to put its 80.0% equity interest in the partnership to the Operating Partnership in exchange for cash at anytime during the one-year period commencing on September 11, 2014. As a result, the Operating Partnership has deferred a gain of $1.9 million until the expiration of the put option. The value of the equity interest will be determined based upon the then fair market value of SF-HIW Harborview, LP assets and liabilities.

The Operating Partnership has agreed to guarantee certain rent shortfalls and re-tenanting costs for certain properties contributed or sold to the joint ventures. As of March 31, 2004, the Operating Partnership has $6.5 million accrued for obligations related to these agreements. The Operating Partnership believes that its estimates related to these agreements are adequate. However, if its assumptions and estimates prove to be incorrect, future losses may occur.

Other Guarantees

The following is a discussion of the various guarantees existing at March 31, 2004 that fall under the initial recognition and measurement requirements of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The following discussion also includes those guarantees in existence prior to the January 1, 2003 effective date which only fall under the disclosure requirements of the Interpretation and as such, no liability was recorded.

In connection with the guarantees in place prior to January 1, 2003 relating to the Des Moines joint ventures, the maximum potential amount of future payments the Operating Partnership could be required to make under these guarantees is $25.3 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which currently averages 0.96% and mature in 2015. Guarantees of $9.5 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased. Currently, these buildings are 90.0% and 64.0% leased, respectively. The remaining $7.2 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at March 31, 2004 is 92.0%. If the joint ventures are unable to repay the outstanding balance under the loans, the Operating Partnership will be required, under the terms of the agreements, to repay the outstanding balance. Recourse provisions exist to enable the Operating Partnership to recover some or all of its losses from the joint ventures’ assets and/or the other partner. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans. As a result, no liability has been recorded in the Operating Partnership’s Consolidated Balance Sheet.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	COMMITMENTS AND CONTINGENCIES - Continued

In connection with the RRHWoods, LLC joint venture, the Operating Partnership renewed its guarantee of $6.2 million to a bank in July 2003. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Operating Partnership would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Operating Partnership has recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of their proportionate share. The property collateralizing the bonds is 100.0% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing. As a result, no liability has been recorded in the Operating Partnership’s Consolidated Balance Sheet.

With respect to the Plaza Colonnade, LLC joint venture, the Operating Partnership has included $2.8 million in other liabilities and adjusted the investment in unconsolidated affiliates by $2.8 million on its Consolidated Balance Sheet at March 31, 2004 related to two separate guarantees of a construction loan agreement and a construction completion agreement. The construction loan matures in February 2006, with two one-year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be completed by December 15, 2005. Currently, the building is scheduled to be completed in December 2004. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture is unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, the Operating Partnership would be required, under the terms of the agreements, to repay its 50.0% share of the outstanding balance under the construction loan and complete the construction of the office building. On March 30, 2004, the Industrial Development Authority of the City of Kansas City, Missouri issued $18.5 million in non-recourse bonds to finance public improvements made by the joint venture for the benefit of the Kansas City Missouri Public Library. Since the joint venture leases the land for the office building from the library, the joint venture is obligated to build certain public improvements. The net bond proceeds of $16.3 million will be used to reimburse the joint venture for its costs. As funds are transferred from the bond fund to the construction lender, the Operating Partnership’s exposure is reduced. The maximum potential amount of future payments by the Operating Partnership under these agreements is $27.6 million if the construction loan is fully funded. No recourse provisions exist that would enable the Operating Partnership to recover from the other partner amounts paid under the guarantee. However, given that the loan is collateralized by the building, the Operating Partnership and their partner could obtain and liquidate the building to recover the amounts paid should the Operating Partnership be required to perform under the guarantee.

In addition to the Plaza Colonnade, LLC construction loan and completion agreement described above, the partners collectively provided $12.0 million in letters of credit in December 2002, $6.0 million by the Operating Partnership and $6.0 million by its partner. The Operating Partnership and its partner would be held liable under the letter of credit agreements should the joint venture not complete construction of the building. The letters of credit expire in December 31, 2004. No recourse provisions exist that would enable the Operating Partnership to recover from the other partner amounts drawn under the letter of credit.

Dispositions

In connection with the disposition of 225,220 square feet of property in 2002, fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Operating Partnership agreed to guarantee any rent shortfalls and re-tenanting costs for a five year period of time from the date of sale. The Operating Partnership’s contingent liability with respect to this guarantee as of March 31, 2004 is $15.5 million. Because of this guarantee, in accordance with Statement of Financial Accounting Standards No. 66 “Accounting for Sales of Real Estate” (“SFAS 66”), the Operating Partnership deferred the gain of approximately $6.9 million, which will be recognized when the contingency period is concluded. The Operating Partnership has not recorded any additional liability under their guarantee and believes that its estimate related to the agreement is accurate. However, if its assumptions and estimates prove to be incorrect, the deferred gain may not be recognized and additional losses may occur in the future.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	COMMITMENTS AND CONTINGENCIES - Continued

In connection with the disposition of 298,000 square feet of property in 2003, fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Operating Partnership agreed to guarantee, over various contingency periods through April 2006, any rent shortfalls on certain space. Because of this guarantee, in accordance with SFAS 66, the Operating Partnership deferred $4.4 million of the total $8.4 million gain. The deferred portion of the gain will be recognized as the guarantee contingency exposure is reduced. The Operating Partnership’s contingent liability with respect to this guarantee as of March 31, 2004 is $4.4 million.

In connection with the disposition of 1.9 million square feet of industrial property at the end of 2003, the Operating Partnership agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square footage of the industrial property, which is occupied by two tenants. Because of this guarantee, in accordance with SFAS 66, the Operating Partnership deferred $2.4 million of the total $5.2 million gain. The deferred portion of the gain will be recognized as the guarantee contingency exposure is reduced. As of March 31, 2004, the Operating Partnership has recognized $0.2 million of the deferred gain. As such, the remaining contingent liability balance with respect to this guarantee is $2.2 million as of March 31, 2004.

Litigation

The Operating Partnership is party to a variety of legal proceedings arising in the ordinary course of its business. The Operating Partnership believes that it is adequately covered by insurance. Accordingly, none of such proceedings are expected to have a material adverse effect on the Operating Partnership’s business, financial condition and results of operations.

Retirement Package

As previously announced, the CEO of the general partner plans to retire June 30, 2004. In connection with his retirement, the Company’s Board of Directors has approved a cash payment to him in an amount equal to (1) three times the base salary paid to him during the twelve-month period preceding his retirement plus (2) three times the target annual bonus available to him under the Company’s executive incentive bonus plan. These payments will be made to him no later than 30 days from the date of his retirement. Additionally, the Company’s Board of Directors has determined that all unvested stock options and shares of restricted stock awarded to the CEO of the general partner during his employment will vest upon his retirement and the stock options will remain outstanding for their stated terms. He will also continue under the Company’s health and life insurance plan for three years at the Company’s expense. Under GAAP, the changes to existing stock options and restricted stock give rise to new measurement dates and revised compensation computations. The total cost to be recognized under GAAP is approximately $6.3 million, comprised of a $2.2 million cash payment, $2.3 million related to stock options, $1.7 million related to restricted shares and about $0.1 million for continued insurance coverage. Certain components of this retirement package are required to be recognized as of the Company Board’s approval date, which was in the first quarter, while other components are required to be amortized from that date until his June 30, 2004 retirement date. Accordingly, $4.6 million was expensed in the first quarter and is included in general and administrative expense as a management fee expense in the Consolidated Statement of Operations for the three months ended March 31, 2004 and the remaining $1.7 million will be expensed in the second quarter.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	SEGMENT INFORMATION

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

All operations are within the United States and no tenant comprises more than 10.0% of consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Rental Revenue (A):
Office segment	$90,402	$85,636
Industrial segment	8,407	8,214
Retail segment	9,473	9,730
Apartment segment	280	285

Total Rental Revenue	$108,562	$103,865

Net Operating Income (A):
Office segment	$56,689	$54,863
Industrial segment	6,450	6,340
Retail segment	6,377	6,876
Apartment segment	145	149

Total Net Operating Income	69,661	68,228
Reconciliation to income before gain/(loss) on disposition of land and depreciable assets and discontinued operations:
Depreciation and amortization	(34,309)	(32,022)
Interest expense	(26,863)	(28,175)
General and administrative expenses (includes $4,638 retirement compensation expense in 2004)	(11,851)	(5,215)
Interest and other income	3,145	2,839
Equity in earnings of unconsolidated affiliates	1,373	1,714

Income before gain/(loss) on disposition of land and depreciable assets and discontinued operations	$1,156	$7,369

	March 31,
	2004	2003
Total Assets:
Office segment	$2,772,773	$2,542,823
Industrial segment	267,774	352,808
Retail segment	269,821	285,800
Apartment segment	12,120	11,901
Corporate and other	171,202	158,799

Total Assets	$3,493,690	$3,352,130

(A)	Net of discontinued operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SUBSEQUENT EVENTS

On April 8, 2004, the Operating Partnership agreed to sell a portion of the Highwoods Preserve Office Park, consisting of approximately 177,000 of the total 816,000 square feet of space and 3.3 acres of development land. Accordingly, those assets were classified as held for sale in accordance with SFAS 144. Under SFAS 144, the assets remain classified as held for use as of March 31, 2004. The remaining assets of this office park did not meet the criteria to be classified as held for sale and accordingly are also classified as held for use as of March 31, 2004. The Highwoods Preserve Office Park has not been occupied since WorldCom vacated the space as of December 31, 2002. The 177,000 square feet of space currently under contract to be sold to a third party by October 2004 has a net book value of $21.6 million. The development land, whose net book value is approximately $0.6 million, is contracted to be sold to the same third party, contingent upon the Operating Partnership securing certain development rights for this land from the local municipality. The transactions are subject to customary closing conditions and no assurances can be provided that the dispositions will occur. The net proceeds to be received as a result of the sale of the building are approximately $18.3 million. Accordingly, an impairment loss of approximately $3.3 million was recorded in April 2004 when the property was reclassified to held for sale. The sale of the land is expected to result in a gain of approximately $0.8 million.

On May 6, 2004, the Operating Partnership agreed to sell approximately 26.0 acres of land in suburban Baltimore, Maryland. Accordingly, the asset was classified as held for sale in accordance with SFAS 144. Under SFAS 144, the asset remains classified as held for use as of March 31, 2004. The agreement for the land, whose net book value is $7.0 million, provides for proceeds of $5.8 million. Accordingly, an impairment loss of approximately $1.2 million was recorded in May 2004 when the property was reclassified to held for sale. The transaction is subject to customary closing conditions and no assurances can be provided that the disposition will occur.

WorldCom Settlement

The Operating Partnership submitted bankruptcy claims against WorldCom/MCI aggregating approximately $21.2 million related to rejected leases and other matters. WorldCom/MCI emerged from bankruptcy on April 20, 2004; however, the Operating Partnership’s claims have not yet been accepted. Based on the status of the claims and the bankruptcy orders, the Operating Partnership expects to receive some amount of its claims in cash and stock of WorldCom/MCI, but such amount is not currently estimatable and no recovery has been recorded as of March 31, 2004.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the cautionary statements we make in “Business – Risk Factors” set forth in the Operating Partnership’s 2003 Form 10-K.

Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

Overview

The Operating Partnership is managed by its general partner, the Company, a self-administered REIT that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. As of March 31, 2004, we own or have an interest in 529 in-service office, industrial and retail properties encompassing approximately 41.7 million square feet. We also own 1,255 acres of development land which is suitable to develop approximately 14.2 million rentable square feet of office, industrial and retail space. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia.

Property Information

The following table sets forth certain information with respect to our wholly owned in-service and development properties (excluding apartment units) as of March 31, 2004 and 2003:

	March 31, 2004		March 31, 2003
	Rentable Square Feet	Percent Leased/ Pre-Leased	Rentable Square Feet	Percent Leased/ Pre-Leased
In-Service:
Office (1)	26,608,000	79.2%	25,387,000	80.9%
Industrial	8,092,000	86.5	10,243,000	86.8
Retail (2)	1,411,000	94.0	1,527,000	96.5

Total or Weighted Average	36,111,000	81.4%	37,157,000	83.2%

Development:
Completed—Not Stabilized
Office (1)	140,000	36.0%	100,000	42.0%
Industrial	—	—	60,000	50.0

Total or Weighted Average	140,000	36.0%	160,000	45.0%

In Process
Office (1)	112,000	100.0%	40,000	0.0%
Industrial	350,000	100.0	—	—

Total or Weighted Average	462,000	100.0%	40,000	0.0%

Total:
Office (1)	26,860,000		25,527,000
Industrial	8,442,000		10,303,000
Retail (2)	1,411,000		1,527,000

Total or Weighted Average	36,713,000		37,357,000

(1)	Substantially all of our Office properties are located in suburban markets

(2)	Excludes basement space in the Country Club Plaza property of 418,000 square feet

The following tables set forth scheduled lease expirations at our wholly owned in-service properties as of March 31, 2004, assuming no tenant exercises renewal options.

Office Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (nine months) (3)	2,285,403	10.8%	$40,914	$17.90	11.0%
2005	3,163,455	15.0	59,617	18.85	16.1
2006	3,357,476	15.9	61,949	18.45	16.7
2007	2,012,419	9.5	34,461	17.12	9.3
2008	3,420,432	16.2	56,279	16.45	15.2
2009	2,132,241	10.1	33,655	15.78	9.1
2010	1,429,393	6.8	27,324	19.12	7.4
2011	1,193,605	5.7	22,563	18.90	6.1
2012	644,211	3.0	11,941	18.54	3.2
2013	528,071	2.5	8,398	15.90	2.3
Thereafter	956,877	4.5	13,322	13.92	3.6

	21,123,583	100.0%	$370,423	$17.54	100.0%

Industrial Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (nine months) (4)	1,397,215	20.0%	$6,597	$4.72	20.4%
2005	1,369,018	19.6	6,333	4.63	19.6
2006	926,832	13.2	4,681	5.05	14.5
2007	1,732,892	24.7	7,230	4.17	22.5
2008	384,012	5.5	1,913	4.98	5.9
2009	449,714	6.4	2,508	5.58	7.8
2010	104,570	1.5	500	4.78	1.5
2011	138,342	2.0	356	2.57	1.1
2012	44,447	0.6	261	5.87	0.8
2013	102,384	1.5	612	5.98	1.9
Thereafter	348,450	5.0	1,302	3.74	4.0

	6,997,876	100.0%	$32,293	$4.61	100.0%

(1)	2004 and beyond expirations that have been renewed are reflected above based on the renewal’s expiration date.

(2)	Annualized Rental Revenue is March 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(3)	Includes 207,000 square feet of leases that are on a month to month basis or 0.9% of total annualized revenue.

(4)	Includes 90,000 square feet of leases that are on a month to month basis or 0.1% of total annualized revenue.

Retail Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (nine months) (3)	60,800	4.6%	$1,100	$18.09	3.4%
2005	113,864	8.6	2,492	21.89	7.7
2006	89,916	6.8	2,109	23.46	6.5
2007	82,495	6.2	1,941	23.53	6.0
2008	139,062	10.5	3,660	26.32	11.4
2009	164,360	12.4	3,903	23.75	12.2
2010	64,968	4.9	1,911	29.41	5.9
2011	53,833	4.1	1,671	31.04	5.2
2012	112,661	8.5	2,848	25.28	8.8
2013	129,053	9.7	3,262	25.28	10.1
Thereafter	316,107	23.7	7,307	23.12	22.8

	1,327,119	100.0%	$32,204	$24.27	100.0%

Total:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (nine months) (4)	3,743,418	12.7%	$48,611	$12.99	11.2%
2005	4,646,337	15.8	68,442	14.73	15.7
2006	4,374,224	14.9	68,739	15.71	15.9
2007	3,827,806	13.0	43,632	11.40	10.0
2008	3,943,506	13.4	61,852	15.68	14.2
2009	2,746,315	9.3	40,066	14.59	9.2
2010	1,598,931	5.4	29,735	18.60	6.8
2011	1,385,780	4.7	24,590	17.74	5.7
2012	801,319	2.7	15,050	18.78	3.5
2013	759,508	2.6	12,272	16.16	2.8
Thereafter	1,621,434	5.5	21,931	13.53	5.0

	29,448,578	100.0%	$434,920	$14.77	100.0%

(1)	2004 and beyond expirations that have been renewed are reflected above based on the renewal’s expiration date.

(2)	Annualized Rental Revenue is March 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(3)	Includes 26,000 square feet of leases that are on a month to month basis or 0.1% of total annualized revenue.

(4)	Includes 323,000 square feet of leases that are on a month to month basis or 1.1% of total annualized revenue.

Capital Recycling Program

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

The following summarizes our capital recycling program:

	Three Months Ended March 31, 2004	Year Ended December 31, 2003
Office, Industrial and Retail Properties
(rentable square feet in thousands)
Dispositions	(162)	(3,298)
Contributions to Joint Ventures	—	(291)
Developments Placed In-Service	—	191
Redevelopments	—	(221)
Acquisitions (including 1,319 from a joint venture in 2003 and 1,357 from two joint ventures in 2004)	1,358	1,429

Net Change of In-Service Properties	1,196	(2,190)

Customer Information

The following table sets forth information concerning the 20 largest customers of our wholly-owned properties as of March 31, 2004 ($ in thousands):

Customer	Rental Square Feet	Annualized Rental Revenue (1)	Percent of Total Annualized Rental Revenue(1)	Average Remaining Lease Term in Years
		($ in thousands)
Federal Government	739,523	$14,991	3.58%	6.1
AT&T	573,890	10,922	2.61	3.6
PricewaterhouseCoopers	297,795	6,965	1.66	6.1
State of Georgia	359,565	6,858	1.64	4.7
Sara Lee	1,195,383	4,636	1.11	3.4
IBM	215,460	4,568	1.09	2.0
WorldCom and Affiliates (2)	183,014	3,746	0.89	2.4
Northern Telecom	246,000	3,651	0.87	3.9
Volvo	267,717	3,450	0.82	5.3
Lockton Companies	132,718	3,303	0.79	10.9
US Airways	295,046	3,243	0.77	3.7
ITC Deltacom (3)	158,392	3,226	0.77	1.2
BB&T	239,248	3,187	0.76	7.0
T-Mobile USA	120,561	3,016	0.72	2.3
Bank of America	146,842	2,733	0.65	5.2
Ford Motor Company	125,989	2,685	0.64	5.9
Ikon	181,361	2,534	0.61	3.6
CHS Professional Services	149,021	2,519	0.60	2.6
Hartford Insurance	115,548	2,506	0.60	2.6
Carlton Fields	95,771	2,412	0.58	0.3

Total	5,838,844	$91,151	21.76%	4.5

(1)	Annualized Rental Revenue is March 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(2)	This quarter reflects the addition of customers in the Orlando properties previously part of the MG-HIW, LLC joint venture.

(3)	ITC Deltacom (formerly Business Telecom) is located in a property that, as of March 31, 2004, is under contract for sale. Although no assurances can be made, the sale is expected to close in 2004.

Results of Operations

During the three months ended March 31, 2004, approximately 83.3% of our rental revenue was derived from our office properties. As a result, while we own and operate a limited number of industrial and retail properties, our operating results depend heavily on successfully leasing our office properties. Furthermore, since most of our office properties are located in Florida, Georgia and North Carolina, employment growth in those states is and will continue to be an important determinative factor in predicting our future operating results.

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

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases are higher or lower than the rents under the previous leases. During the three months ended March 31, 2004, the average rate per square foot on a GAAP basis on new leases was only 0.9% lower than the average rate per square foot on the expired leases. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. Our average suburban office lease term, excluding renewal periods is 4.5 years. During the remainder of 2004, leases on approximately 3.7 million square feet of space will expire that have not been renewed as of March 31, 2004. This square footage represents approximately 12.7% of our annualized revenue. As of April 30, 2004, we have renewed or signed new leases aggregating 4.5 million square feet of space with start dates in 2004. In order to maintain occupancy at its current level, we estimate that we must lease an additional 2.9 million square feet with lease start dates in 2004. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Properties – Lease Expirations.”

Our expenses primarily consist of depreciation and amortization, general and administrative expenses, rental property expenses and interest expense. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy or sell assets, since we depreciate our properties on a straight-line basis. General and administrative expenses, net of amounts capitalized and excluding management fee expense, consist primarily of management and employee salaries and other personnel costs, corporate overhead and long term incentive compensation, and have ranged from 5.7% to 6.2% of our total expenses over the past few years. Rental property expenses are expenses associated with our ownership and operating of rental properties and include variable expenses, such as common area maintenance and utilities, and fixed expenses, such as property taxes and insurance. Some of these variable expenses may be lower as our average occupancy declines, while the fixed expenses remain constant regardless of average occupancy. Interest expense depends upon the amount of our borrowings, the weighted average interest rates on our debt and the amount capitalized on development projects.

Under GAAP, certain expenses related to the development, construction and leasing of properties, such as construction costs, interest costs, real estate taxes, salaries and other costs relating to such activities, are capitalized rather than expensed as incurred. As a result, during times of increased development, construction and successful leasing activity, certain of our general and administrative expenses may actually be lower because some fixed overhead costs are properly capitalized, and then amortized over the lives of various projects rather than expensed during the period incurred.

We also record income from our investments in unconsolidated affiliates, which are our joint ventures. These joint ventures are not consolidated on our balance sheet. We record in “equity in earnings of unconsolidated affiliates” our proportionate share of the joint venture’s net income or loss as part of “other income.” During the first quarter of 2004, income earned from our joint ventures accounted for approximately 19.8% of our total net income.

Additionally, SFAS 144 requires us to record net income received from properties sold or held for sale separately as “income from discontinued operations.” As a result, we separately record revenues and expenses from these properties. During the three months ended March 31, 2004, income, including gains and losses from the sale of properties, from discontinued operations accounted for approximately 67.8% of our total net income.

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

We generally use rents received from customers to fund our operating expenses, recurring capital expenditures, debt securities, guarantee obligations and unitholder distributions. To fund property acquisitions, development activity or building renovations, we incur debt from time to time. As of March 31, 2004, we had approximately $1.0 billion of secured debt outstanding and $0.8 billion of unsecured debt outstanding. Our debt consists of mortgage debt, unsecured debt securities and borrowings under our revolving loan. As of April 18, 2004, we have $117.9 million of additional borrowing availability under our revolving loan. As of the date of this filing, our short-term cash needs include the funding of $29.2 million in development activity and $54.8 million in principal payments due on our long-term debt in the next year.

Our revolving loan and the indenture governing our outstanding long-term unsecured debt securities each require us to satisfy various operating and financial covenants and performance ratios. As a result, to ensure that we do not violate the provisions of these debt instruments, we may from time to time be limited in undertaking certain activities that may otherwise be in the best interest of our unitholders, such as acquiring additional assets, increasing the total amount of our debt, or increasing unitholder distributions. We review our current and expected operating results, financial condition and planned strategic actions on an ongoing basis for the purpose of monitoring our continued compliance with these covenants and ratios. While we are currently in compliance with these covenants and ratios and expect to remain so for the foreseeable future, we cannot provide any assurance of such continued compliance and any failure to remain in compliance could result in an acceleration of some or all of our debt, severely restrict our ability to incur additional debt to fund short- and long-term cash needs, or result in higher interest expense.

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

The Company has historically also sold additional Common Stock or Preferred Stock, or issued Common Units, to fund additional growth or to reduce our debt, but have limited those efforts during the past five years because of our ability to generally incur debt at a lower cost. We currently have an effective shelf registration statement with the SEC pursuant to which the Company could sell up to $900.0 million of Common Stock and the Operating Partnership could sell up to $600.0 million of unsecured debt securities.

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

In measuring, analyzing and comparing our financial condition, management uses a number of other criteria, such as total debt as a percentage of total market capitalization, the weighted average interest rate of our secured and unsecured debt, our borrowing capacity and cash available for distributions (“CAD”). CAD provides us with an additional basis to evaluate our ability to incur and service debt, fund acquisitions, leasing and other capital expenditures and pay distributions to unitholders. CAD, which is a non-GAAP financial measure, does not represent net income or cash flows from operating, investing or financing activities as defined by GAAP. See “Funds From Operations and Cash Available for Distribution.”

RESULTS OF OPERATIONS

As described in Note 7 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations if the properties were either sold during 2003 and 2004 or were held for sale at March 31, 2004 and met certain conditions as stipulated by SFAS 144. Accordingly, properties sold during 2003 and 2004 that did not meet certain conditions as stipulated by SFAS 144 were not reclassified to discontinued operations.

The following table sets forth information regarding our results of operations for the three months ended March 31, 2004 and 2003 ($ in millions):

	Three Months Ended March 31,			% of Change
	2004	2003	$ Change
Rental revenue	$108.6	$103.8	$4.8	4.6%
Operating expenses:
Rental property	38.9	35.6	3.3	9.3
Depreciation and amortization	34.3	32.0	2.3	7.2
General and administrative	11.9	5.2	6.7	128.8

Total operating expenses	85.1	72.8	12.3	17.0

Interest expense:
Contractual	26.0	27.5	(1.5)	(5.5)
Amortization of deferred financing costs	0.9	0.6	0.3	50.0

	26.9	28.1	(1.2)	(4.3)
Other income:
Interest and other income	3.1	2.8	0.3	10.7
Equity in earnings of unconsolidated affiliates	1.4	1.7	(0.3)	(17.6)

	4.5	4.5	—	—

Income before gain/(loss) on disposition of land and depreciable assets and discontinued operations	1.1	7.4	(6.3)	(85.1)
Gain on disposition of land	1.1	0.8	0.3	37.5
(Loss)/gain on disposition and impairment of depreciable assets, net	—	—	—	—

	1.1	0.8	0.3	37.5
Income from continuing operations	2.2	8.2	(6.0)	(73.2)
Discontinued operations:
Income from discontinued operations	0.7	5.1	(4.4)	(86.3)
Gain/(loss) on sale of discontinued operations	4.0	(0.3)	4.3	(1,433.3)

	4.7	4.8	(0.1)	(2.1)

Net income	6.9	13.0	(6.1)	(46.9)
Distributions on preferred units	(7.7)	(7.7)	—	—

Net (loss)/income attributable to common unitholders	$(0.8)	$5.3	$(6.1)	(115.1)%

Rental Revenue

The increase in rental revenue from continuing operations was primarily a result of the acquisition of certain MG-HIW, LLC assets in July 2003 and early March 2004 which have increased rental revenues by $7.0 million. Partly offsetting this increase was a decrease in average occupancy rates from 81.6% for the three months ended March 31, 2003 to 81.3% for the three months ended March 31, 2004. The decrease in average occupancy rates was primarily a result of lease expirations and early lease terminations. In addition, due to the decrease in average occupancy, recovery income from certain operating expenses has decreased in the three months ended March 31, 2004 from the three months ended March 31, 2003.

Same property rental revenue generated from the 32.9 million square feet of our 439 wholly-owned in-service properties that were owned throughout the period from January 1, 2003 to March 31, 2004, decreased $1.0 million, or 3.6%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This decrease is primarily a result of lower same property average occupancy, which decreased from 82.5% in the first quarter of 2003 to 81.7% in the first quarter of 2004. In addition, due to the decrease in same property average occupancy, recovery income from certain operating expenses has decreased in the three months ended March 31, 2004 from the three months ended March 31, 2003.

During the three months ended March 31, 2004, 251 second generation leases representing 1.9 million square feet of office, industrial and retail space were executed. The average rate per square foot on a GAAP basis over the lease term for these leases was only 0.9% lower than the rent paid by previous customers.

As of the date of this filing, we are beginning to see a modest improvement in employment trends in a few of our markets and an improving economic climate in the Southeast. However, we expect a lag between positive employment growth and positive absorption of office space due to the significant amount of vacancies, under-utilized space and space available for sublease in our markets.

We anticipate that occupancy in our in-service portfolio will remain consistent or decrease slightly in the second quarter of 2004 and increase slightly in the third and fourth quarters of 2004. This outlook is based on the level of leasing activity we have experienced over the past 12 months, which we expect to continue through the remainder of 2004, our expected renewal rates and other factors. During the last nine months of 2004, leases on approximately 3.7 million square feet of space will expire that have not been renewed as of March 31, 2004. This square footage represents approximately 12.7% of our annualized revenue. As of April 30, 2004, we have renewed or signed new leases aggregating 4.5 million square feet of space with start dates in 2004. In order to maintain occupancy at its current level, we estimate that we must lease an additional 2.9 million square feet with lease start dates in 2004. Because of an oversupply of office space in many of our southeastern markets, we continue to expect straight-line rents under new leases to be lower than the straight-line rents under the expiring leases. As noted above, during the three months ended March 31, 2004, the average rate per square foot on a GAAP basis on new leases was only 0.9% lower than the average rate per square foot on the previous leases.

Operating Expenses

The increase in rental operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) was a result of an increase in certain fixed operating expenses that do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes, and $2.5 million from an increase in operating expenses which resulted from the acquisition of certain MG-HIW assets in July 2003 and early March 2004.

Rental operating expenses as a percentage of rental revenue increased from 34.3% for the three months ended March 31, 2003 to 35.8% for the three months ended March 31, 2004. The increase was a result of inflationary increases in certain costs, including real estate taxes and utilities, and because many property operating costs are fixed and do not vary as occupancy changes.

Same property rental operating expenses, which are the expenses related to the 439 wholly-owned in-service properties that were owned throughout the period from January 1, 2003 to March 31, 2004, increased $1.3 million, or 3.6%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003. The increase was a result of inflationary increases in certain costs, including real estate taxes and utilities, and because many property operating costs are fixed and do not vary as occupancy changes.

Same property rental operating expenses as a percentage of related revenue increased from 33.6% for the three months ended March 31, 2003 to 35.1% for the three months ended March 31, 2004. The increase in this percentage largely occurred because many operating costs are fixed and do not decline with average occupancy and because a number of fixed costs have experienced higher increases, these include property taxes and utilities.

We expect property operating expenses to increase slightly in the remainder of 2004 due to inflationary increases along with increases in certain fixed operating expenses that do not vary with occupancy.

The increase in depreciation and amortization from continuing operations is primarily related to the acquisition of certain MG-HIW assets in July 2003 and March 2004, an increase in building, leasing commissions and tenant improvement expenditures and the write-off of deferred leasing costs and tenant improvements for customers who vacated their space prior to lease expiration.

General and administrative expenses from continuing operations, net of amounts capitalized, were $6.7 million higher in the three months ended March 31, 2004 compared to the same period of 2003. Of the total increase, $4.6 million relates to the cost of a retirement package for the CEO of the general partner, as described in Note 9 to the Consolidated Financial Statements. The remaining $2.1 million increase was caused by (1) increased costs of personnel and consultants in connection with implementing Sarbanes-Oxley, (2) higher long term incentive compensation costs, (3) a credit to general and administrative expenses in 2003 from settlement of a litigation matter, and (4) higher salary, fringe benefit and employee relocation costs.

In the remainder of 2004, general and administrative expenses are expected to increase due to inflationary increases in compensation, benefits and other expenses related to the implementation of the Sarbanes-Oxley Act. In addition, in the second quarter of 2004, general and administrative expenses will include $1.7 million, which represents the second quarter recognition of the retirement package to be paid to the CEO of the general partner. See Note 9 to the Consolidated Financial Statements for further discussion.

Interest Expense

Interest expense, net of amounts capitalized, decreased by $1.2 million for the three months ended March 31, 2004 compared to the same period of 2003. The decrease was primarily due to lower average interest rates on outstanding debt mostly due to a debt refinancing completed in December 2003. This decrease was partially offset by (1) higher average debt balances in 2004 compared to 2003 (due mostly to the consolidation, beginning early March 2004 of debt assumed when we acquired the remaining interest in the Miller Global joint venture and the related borrowing of $62.5 million under our line of credit to purchase the 80.0% joint venture interest, as described in Note 3 to the Consolidated Financial Statements) and (2) by slightly lower capitalized interest in 2004 compared to 2003 due to lower average construction and development costs. Interest expense for the three months ended March 31, 2004 and 2003 included $0.9 million and $0.6 million, respectively, of amortization of deferred financing costs. The increase was primarily a result of financing costs incurred in connection with the refinancing of the MandatOry Par Put Remarketed Securities (“MOPPRS”).

Interest expense is expected to decline in the remainder of 2004 primarily due to the December 2003 refinancing of certain long term debt, offset by any increases in average debt balances resulting from acquisitions or other activities.

Interest and Other Income

The increase in interest and other income is primarily related to the interest received during the three months ended March 31, 2004 related to a note receivable acquired in connection with the disposition of certain properties in 2003, and higher interest rates earned on cash reserves. Third party leasing and development fee income decreased slightly in the three months ended March 31, 2004 due to lower demand for real estate slightly offset by an increase in management fee income due to the Operating Partnership retaining the management of some of our properties that were sold to third parties or contributed to joint ventures during 2003 and the first quarter of 2004.

The decrease in equity in earnings from continuing operations of unconsolidated affiliates was primarily a result of the acquisition of certain assets of the MG-HIW, LLC joint venture in July 2003 and early March 2004 and lower occupancy in the first quarter of 2004 for certain joint ventures.

We expect equity in earnings from continuing operations of unconsolidated affiliates to decrease in the remainder of 2004, primarily as a result of the acquisition of the assets of the MG-HIW, LLC joint venture in July 2003 and March 2004.

Gain on Disposition of Land and Depreciable Assets.

In the first quarter of 2004, the majority of the gain was comprised of a $1.1 million gain related to the disposition of 40.5 acres of land. In the first quarter of 2003, the majority of the gain was comprised of a $0.06 million gain related to the disposition of 6.7 acres of land.

Discontinued Operations

In accordance with SFAS 144, we classified net income of $0.7 million and $5.1 million as discontinued operations for the three months ended March 31, 2004 and 2003, respectively. These amounts pertained to 3.7 million square feet of property and 7.8 acres of revenue-producing land sold during 2003 and 2004 and 0.3 million square feet of property and 88 apartment units held for sale at March 31, 2004. We also classified as discontinued operations a gain on the sale of these properties of $4.0 million and a $0.3 million loss in the three months ended

March 31, 2004 and 2003, respectively. Included in the loss in the three months ended March 31, 2003 was $0.3 million of impairment charges.

Preferred Unit Distributions

We recorded $7.7 million in preferred unit distributions in each of the three months ended March 31, 2004 and 2003.

Net Income

We recorded net income in the first quarter of 2004 of $6.9 million, which was a 46.9% decrease from net income of $13.0 million in the first quarter of 2003. The decrease was primarily due to the recorded cost of the retirement package for the CEO of the general partner, an increase in rental property operating expenses and an increase in depreciation and amortization. In the remainder of 2004, we expect net income to be lower as compared with 2003 due to flat to slightly rising average occupancy, pressure on rental rates, the remaining expense to be recorded in the second quarter associated with the retirement package of the CEO of the general partner, an impairment loss to be recorded in the second quarter related to a building at the Highwoods Preserve Office Park and 26.0 acres of land in suburban Baltimore, Maryland, higher depreciation and amortization, higher property operating costs, and higher general and administrative costs, offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Operating Partnership’s cash flows from the first three months of 2003 to the first three months of 2004 (in thousands):

	Three Months Ended March 31,		Change
	2004	2003
Cash Provided By Operating Activities	$37,500	$38,795	$(1,295)
Cash Used In Investing Activities	(80,251)	(20,358)	(59,893)
Cash Provided By/(Used In) Financing Activities	40,635	(10,859)	51,494

Total Cash Flows	$(2,116)	$7,578	$(9,694)

In calculating cash flow from operating activities, GAAP requires us to add depreciation and amortization, which are non-cash expenses, back to net income. As a result, we have historically generated a significant positive amount of cash from operating activities. From period to period, cash flow from operations depends primarily upon changes in our net income, as discussed more fully under “Results of Operations,” changes in receivables and payables, and net additions or decreases in our overall portfolio, which affect the amount of depreciation and amortization expense.

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

Cash used in financing activities generally relates to unitholder distributions, incurrence and repayment of debt and sales or repurchases of common units and preferred units. As discussed previously, we use a significant amount of our cash to fund unitholder distributions. Whether or not we incur significant new debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We use our revolving loan for working capital purposes, which means that during any given period, in order to minimize interest expense associated with balances outstanding under the revolving loan, we will likely record significant repayments and borrowings under the revolving loan.

The decrease of $1.3 million in cash provided by operating activities was primarily a result of lower net income due to a decrease in average occupancy rates for our wholly-owned portfolio, an increase in general and administrative expenses and our capital recycling program. In addition, the level of net cash provided by operating activities is affected by the timing of receipt of revenues and payment of expenses.

The increase of $59.9 million in cash used in investing activities was primarily a result of an increase in additions to real estate assets of approximately $67.3 million, which was mostly due to the acquisition of the remaining MG-HIW, LLC assets, and a $10.0 million contribution to the Highwoods KC Glenridge Office, LP joint venture. These increases were partially offset by an increase in proceeds from dispositions of real estate assets of approximately $19.7 million.

Cash provided by financing activities was $40.6 million for the three months ended March 31, 2004 and cash used in financing activities was $10.9 million for the three months ended March 31, 2003. The increase of $51.5 million was primarily a result of an increase in $40.5 million in net borrowings on the unsecured revolving loan, mortgages and notes payable and a decrease of $9.9 million in distributions paid on common units.

As disclosed in the Consolidated Statement of Cash Flows, there were significant non-cash investing and financing activities in both quarters; the activities in 2004 primarily related to the consolidation of the MG-HIW Orlando joint venture.

In 2004, we expect to continue our capital recycling program of selectively disposing of non-core properties or other properties in order to use the net proceeds for investments or other purposes. At March 31, 2004, we had 279,398 square feet of office properties, 88 apartment units and 81.5 acres of land classified as held for sale pursuant to SFAS 144 with a carrying value of $38.5 million. The sale of these assets are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the remainder of 2004. However, we can provide no assurance that these assets will be sold.

During the remainder of 2004, we expect to have positive cash flows from operating activities. The net cash flows from investing activities in the remainder of 2004 could be positive or negative, depending on the level and timing of property dispositions, property acquisitions and capitalized leasing and improvement costs. Any positive cash flows from investing activities in the remainder of 2004 are expected to be used to pay unitholder distributions, required debt amortization, and recurring capital expenditures.

Capitalization

Our total indebtedness at March 31, 2004 was approximately $1.8 billion and was comprised of $1.0 billion of secured indebtedness with a weighted average interest rate of 6.3% and $0.8 billion of unsecured indebtedness with a weighted average interest rate of 5.8%. As of March 31, 2004, our outstanding mortgage and loans payable and the secured revolving loan were secured by real estate assets with an aggregate carrying value of approximately $1.6 billion.

We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

The following table sets forth a summary regarding our known contractual obligations at March 31, 2004 (in thousands):

	Payments Due By Period
	Total	Through Remainder of 2004	2005	2006	2007	2008	Thereafter
Fixed Rate Debt: (1)
Unsecured
Put Option Notes	$100,000	$—	$—	$—	$—	$—	$100,000
Notes	460,000	—	—	110,000	—	100,000	250,000
Secured:
Mortgage Loans Payable (2)	751,894	9,716	81,447	19,362	79,385	13,965	548,019

Total Fixed Rate Debt	1,311,894	9,716	81,447	129,362	79,385	113,965	898,019

Variable Rate Debt:
Unsecured:
Term Loan	120,000	—	120,000	—	—	—	—
Revolving Loan	121,500	—	—	121,500	—	—	—
Secured:
Mortgage Loans Payable (2)	204,845	164	279	201,175	3,227	—	—

Total Variable Rate Debt	446,345	164	120,279	322,675	3,227	—	—

Total Long Term Debt	1,758,239	9,880	201,726	452,037	82,612	113,965	898,019
Operating Lease Obligations:
Land Leases	48,075	945	1,273	1,213	1,194	1,194	42,256
Purchase Obligations:
Completion Contracts (3)	16,800	16,800	—	—	—	—	—
Other Long Term Liabilities Reflected on the Balance Sheet:
Plaza Colonade Debt Repayment Guarantee (4)	2,468	—	—	2,468	—	—	—
Plaza Colonnade Completion Guarantee (4)	376	—	—	376	—	—	—
SF-HIW Harborview Lease Guarantee	91	—	—	—	91	—	—
Capital One Lease Guarantee (5)	6,917	—	—	6,917	—	—	—
Capital One Lease Guarantee (5)	4,421	1,566	1,428	1,427	—	—	—
Industrial Portfolio Lease Guarantee (5)	2,243	1,183	517	517	26	—	—
Highwoods DLF 98/29, LP Lease Guarantee	6,425	461	615	615	615	615	3,504
General Partner’s CEO Retirement Package (3)	2,313	2,260	21	21	11	—	—

Total	$1,848,368	$33,095	$205,580	$465,591	$84,549	$115,774	$943,779

(1)	The Operating Partnership’s unsecured notes of $560.0 million bear interest at rates ranging from 7.0% to 8.125% with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes together with other issuance costs is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the Put Option Notes, are redeemable at any time prior to maturity at our option, subject to certain conditions including the payment of make-whole amounts. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term, or are pre-payable subject to certain conditions including prepayment penalties.

(2)	The mortgage loans payable were secured by real estate assets with an aggregate carrying value of approximately $1.6 billion at March 31, 2004.

(3)	See Note 9 to the Consolidated Financial Statements for further discussion.

(4)	See “Liquidity and Capital Resources – Off Balance Sheet Arrangements.”

(5)	These liabilities represent gains that were deferred in accordance with SFAS 66 when we sold these properties to a third party. We defer gains on sales of real estate up to our maximum exposure to contingent loss. For further discussion, see Note 9 to the Consolidated Financial Statements.

On March 29, 2004, we amended our existing revolving loan and two bank term loans. The changes modified certain definitions used in all three loans to determine amounts that are used to compute financial covenants and also adjusted one of the financial ratio covenants. The amendment did not change any economic terms of the loan, although we paid fees to the lenders which were capitalized and will be amortized over the remaining term of the loan. The amended $250.0 million revolving loan (the “Revolving Loan”) is from a group of nine lender banks and matures in July 2006. The Revolving Loan carries an interest rate based upon our senior unsecured credit ratings. As a result, interest currently accrues on borrowings under the Revolving Loan at a rate of LIBOR plus 105 basis points. The terms of the Revolving Loan require us to pay an annual facility fee equal to .25% of the aggregate amount of the Revolving Loan. We currently have a credit rating of BBB- assigned by Standard & Poor’s and Fitch Inc. In August 2003, Moody’s Investor Service downgraded our credit rating from Baa3 to Ba1. We cannot provide any assurances Moody’s or the other credit rating agencies will not further change our credit ratings. If Standard & Poor’s or Fitch Inc. were to lower our credit ratings without a corresponding increase by Moody’s, the interest rate on borrowings under our revolving loan would automatically increase 60 basis points.

Operating and Financial Covenants and Performance Ratios

The terms of the revolving loan and the indentures that govern our outstanding notes require us to comply with certain operating and financial covenants and performance ratios. We are currently in compliance with all such requirements. Although we expect to remain in compliance with the covenants and ratios under our revolving loans for at least the next several quarters, depending upon our future operating performance and property and financing transactions, we cannot assure you that we will continue to be in compliance.

The following table sets forth more detailed information about the Company’s ratio and covenant compliance under the revolving loan assuming the new Revolving Loan had been in effect at March 31, 2004. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our revolving loan, including definitions of certain relevant terms, see the credit agreement governing our revolving loan which is attached as Exhibit 10.14.

March 31, 2004
Total Liabilities Less Than or Equal to 57.5% of Total Assets	52.6%
Unencumbered Assets Greater Than or Equal to 2 times Unsecured Debt	2.1
Secured Debt Less Than or Equal to 35% of Total Assets	28.7%
Adjusted EBDITA Greater Than 2.10 times Interest Expense	2.16
Adjusted EBDITA Greater Than 1.50 times Fixed Charges	1.58
Adjusted NOI Unencumbered assets Greater Than 2.25 times Interest on Unsecured Debt	2.62
Tangible Net Worth Greater Than $1.577 Billion	$1.63 billion
Restricted Payments, including distributions to shareholders, Less Than or Equal to 95% of CAD	84.2%

The following table sets forth more detailed information about the Operating Partnership’s ratio and covenant compliance under the Operating Partnership’s indenture as of March 31, 2004. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our indenture, including definitions of certain relevant terms, see the indenture governing our unsecured notes which is incorporated by reference in our Quarterly Report on Form 10-Q as Exhibit 10.14.

March 31, 2004
Overall Debt Less Than or Equal to 60% of Adjusted Total Assets	43.5%
Secured Debt Less Than or Equal to 40% of Adjusted Total Assets	23.7%
Income Available for debt service Greater Than 1.50 times Annual Service Charge	2.7
Total Unencumbered Assets Greater Than 200% of Unsecured Debt	307.6%

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

We currently anticipate that no later than June 15, 2004 we will call or repurchase $100.0 million of the X-POS and the third party purchase option. We currently intend to exchange the X-POS for a similar amount of new bonds. We anticipate that these transactions would be accounted for as an exchange of indebtedness under EITF 96-19 and accordingly no gain or loss would be recorded. However, any such transaction will depend upon our ability to favorably access the credit market and, accordingly, no assurances can be provided that we will be successful in refinancing the Put Option Note on favorable terms, if at all.

Current and Future Cash Needs

Historically, rental revenue has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, unitholder distributions, any guarantee obligations and recurring capital expenditures. In addition, we could incur tenant improvements and lease commissions related to any releasing of space at the Highwoods Preserve campus vacated by WorldCom.

In addition to the requirements discussed above, our short-term (within the next 12 months) liquidity requirements also include the funding of approximately $29.2 million of our existing development activity (as of the date of this filing) and first generation tenant improvements and lease commissions on properties placed in-service that are not fully leased. We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and the following:

•	borrowings under our unsecured revolving loan (up to $117.9 million of availability as of April 18, 2004);

•	the selective disposition of non-core assets or other assets, including land held for development or sale;

•	the sale or contribution of some of our wholly-owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions; and

•	the issuance of secured debt (at April 18, 2004, we had $2.2 billion of unencumbered real estate assets at cost).

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

We anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long term. However, if these sources of funds are insufficient or unavailable, our ability to pay distributions to unitholders and satisfy other cash payments may be adversely affected.

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

At March 31, 2004, our joint ventures had $599.7 million of total assets and $393.9 million of total liabilities. During the first quarter of 2004, these joint ventures earned $4.2 million of total net income. We have a 39.9% weighted average equity interest in these joint ventures. For additional discussion of our joint venture activity, see Note 2 in the Consolidated Financial Statements.

As required by GAAP, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these joint ventures and, as of March 31, 2004, the joint ventures were not deemed variable interest entities. As a result, the assets and liabilities of our joint ventures are not included on our balance sheet and the results of operations of the joint ventures are not included on our income statement, other than as equity in earnings of unconsolidated affiliates. In other words, we generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary exceptions to non-recourse liability in non-recourse loans.

As of March 31, 2004, our joint ventures had $376.7 million of outstanding debt. The following table sets forth the principal payments due on that outstanding long-term debt as recorded on the respective joint venture’s books at March 31, 2004 ($ in thousands):

	Percent Owned	Total		Remainder of 2004	2005	2006	2007	2008	Thereafter
Board of Trade Investment Company	49.00%	$704		$139	$198	$215	$152	$—	$—
Dallas County Partners (1)	50.00%	37,763		732	1,041	4,419	13,332	5,764	12,475
Dallas County Partners II (1)	50.00%	22,166		943	1,375	1,522	1,684	1,863	14,779
Fountain Three (1)	50.00%	29,653		835	1,172	1,243	1,316	6,400	18,687
RRHWoods, LLC (1)	50.00%	66,312		278	403	431	4,241	381	60,578
Highwoods DLF 98/29, LP	22.81%	66,989		783	1,107	1,185	1,268	1,356	61,290
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	58,854		541	770	831	897	969	54,846
Highwoods-Markel Associates, LLC	50.00%	39,901		459	643	682	722	766	36,629
Concourse Center Associates, LLC	50.00%	9,652		133	189	202	217	232	8,679
Plaza Colonnade, LLC	50.00%	21,631		—	—	—	21,631	—	—
SF-HIW Harborview, LP	20.00%	22,800		—	—	—	91	378	22,331
Highwoods KC Glenridge Land, LP	40.00%	250		—	—	250	—	—	—

Total		$376,675	(2)	$4,843	$6,898	$10,980	$45,551	$18,109	$290,294

(1)	Des Moines joint ventures.

(2)	All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in the following paragraphs.

In connection with the Des Moines joint venture guarantees, the maximum potential amount of future payments we could be required to make under the guarantees is $25.3 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which currently averages 0.96% and mature in 2015. Guarantees of $9.5 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased. Currently, these buildings are 90.0% and 64.0% leased, respectively. The remaining $7.2 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at March 31, 2004 is 92.0%. If the joint ventures are unable to repay the outstanding balance under the loans, we will be required, under the terms of the agreements, to repay the outstanding balance. Recourse provisions exist to enable us to recover some or all of our losses from the joint ventures’ assets and/or the other partner. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

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

With respect to the Plaza Colonnade, LLC joint venture, we have included $2.8 million in other liabilities and adjusted the investment in unconsolidated affiliates by $2.8 million on our Consolidated Balance Sheet at March 31, 2004 related to two separate guarantees of a construction loan agreement and a construction completion agreement. The construction loan matures in February 2006, with two one-year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be completed by December 15, 2005. Currently, the building is scheduled to be completed in December 2004. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture is unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, we would be required, under the terms of the agreements, to repay our 50.0% share of the outstanding balance under the construction loan and complete the construction of the office building. On March 30, 2004, the Industrial Development Authority of the City of Kansas City, Missouri issued $18.5 million in non-recourse bonds to finance public improvements made by the joint venture for the benefit of the Kansas City Missouri Public Library. Since the joint venture leases the land for the office building from the library, the joint venture is obligated to build certain public improvements. The net bond proceeds of $16.3 million will be used to reimburse the joint venture for its costs. As funds are transferred from the bond fund to the construction lender, our exposure is reduced. The maximum potential amount of future payments by us under these agreements is $27.6 million if the construction loan is fully funded. No recourse provisions exist that would enable us to recover from the other partner amounts paid under the guarantee. However, given that the loan is collateralized by the building, we and our partner could obtain and liquidate the building to recover the amounts paid should we be required to perform under the guarantee.

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

Certain properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either us or our joint venture partner if certain conditions are met as set forth in the respective joint venture agreement. Our partner in SF-HIW Harborview, LP has the right to put its 80.0% equity interest in the partnership to us in cash at anytime during the one-year period commencing on September 11, 2014. As a result, we have deferred a gain of $1.9 million until the expiration of the put option. The value of the equity interest will be determined based upon the then fair market value of SF-HIW Harborview, LP assets and liabilities.

On March 2, 2004, we exercised our option and acquired our partner’s 80.0% equity interest in the remaining assets of MG-HIW, LLC, which are located in the central business district of Orlando. In January 2004, we signed a Letter of Intent with Kapital-Consult, manager for Dreilander-Fonds, a European investment firm, under which Kapital-Consult will acquire a 60.0% equity interest in these properties for approximately $45.5 million, excluding certain development rights to be retained by us. The joint venture intends to refinance the existing debt on the properties with a $143.0 million 10-year fixed rate loan. In order to lock the interest rate on the new debt, a $2.9 million deposit was required, of which we paid approximately $1.2 million. Although the joint venture transaction is subject to documentation and other closing conditions, it is expected to close no later than the end of the second quarter of 2004.

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

The following table sets forth information regarding our interest rate hedge contracts as of March 31, 2004 ($ in thousands):

Type of Hedge	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	Fair Market Value
Interest Rate Swap	$20,000	6/1/2005	1 month USD-LIBOR-BBA	1.590%	$(62)

					$(62)

The interest rate on all of our variable rate debt is adjusted at one and three month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. During the first quarter of 2004, only a nominal amount was received from counter parties under interest rate hedge contracts.

Related Party Transactions

We have previously reported that we have had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by an executive officer and director of the Company. On January 17, 2003, we acquired an additional 23.5 acres of this land from GAPI, Inc. for cash and shares of Common Stock valued at $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by us was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between us and GAPI, Inc., we were entitled to the proceeds from the condemnation of $1.8 million, less the contracted purchase price between us and GAPI, Inc. for the condemned property of $0.7 million. On September 30, 2003, as a result of the condemnation, we received the proceeds of $1.8 million. A related party payable of $0.7 million to GAPI, Inc. related to the condemnation of the development land is included in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheet at March 31, 2004.

CRITICAL ACCOUNTING ESTIMATES

There were no changes to the critical accounting estimates made by management in the three months ended March 31, 2004. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2003 Form 10-K.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by the National Association of Real Estate Investment Trusts (NAREIT), is as follows:

•	Net income (loss)—computed in accordance with GAAP;

•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

•	Less gains or plus losses from sales of depreciable operating properties, (excluding impairment losses – see Note 2 following the table) and items that are classified as extraordinary items under GAAP;

•	Less distributions to preferred unitholders;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•	Plus or minus adjustments for depreciation and amortization and gain/(loss) on sale related to discontinued operations.

CAD is defined as FFO reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space. In addition, CAD includes both recurring and non-recurring operating results. As a result, non-recurring items that are not defined as “extraordinary” under GAAP are reflected in the calculation of CAD.

FFO, FFO per unit and cash available for distribution for the three months ended March 31, 2004 and 2003 are summarized in the following table ($ in thousands, except per unit amounts):

	Three Months Ended March 31,
	2004		2003
	Amount	Per Unit Diluted	Amount	Per Unit Diluted
Funds from operations:
Net income	$6,948		$13,058
Distributions on preferred units	(7,713)		(7,713)

Net (loss)/income attributable to common unitholders	(765)	$(0.01)	5,345	$0.09
Add/(Deduct):
Depreciation and amortization of real estate assets (1)	33,535	0.56	31,202	0.52
Gain/(loss) on disposition of depreciable real estate assets (2)	55	—	(20)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets (1)	2,179	0.04	2,323	0.04
Discontinued operations (3):
Depreciation and amortization of real estate assets (1)	29	—	1,264	0.02
Gain on sale (2)	(3,965)	(0.07)	—	—

Funds from operations attributable to common unitholders	$31,068	$0.52	$40,114	$0.67

Cash available for distribution:
Add/(Deduct):
Rental income from straight-line rents	(2,586)		(1,685)
Amortization of intangible lease assets	252		—
Depreciation of non-real estate assets (1)	774		820
Impairment charges	—		325
Amortization of deferred financing costs	855		626
Retirement compensation expense – non-cash portion (4)	2,325		—
Non-incremental revenue generating capital expenditures:
Building improvements paid	(1,768)		(2,791)
Second generation tenant improvements paid	(7,209)		(4,488)
Second generation lease commissions paid	(5,040)		(3,368)

	(14,017)		(10,647)

Cash available for distribution	$18,671		$29,553

Distribution payout data:
Distributions paid per common unit	$0.425		$0.585

Funds from operations	81.7%		87.4%

Cash available for distribution	136.2%		118.7%

Weighted average units outstanding – diluted (5)	59,830		59,952

Net cash provided by/(used in):
Operating activities	$37,500		$38,795

Investing activities	$(80,251)		$(20,358)

Financing activities	$40,635		$(10,859)

Net (decrease)/increase in cash and cash equivalents	$(2,116)		$7,578

(1)	In connection with the SEC’s adoption of Regulation G, which governs the presentation of non-GAAP financial measures in documents filed with the SEC, we revised our definition of FFO for 2003 relating to the add-back of non-real estate depreciation and amortization. Our revised definition is in accordance with the definition provided by NAREIT. The change reduced FFO as previously reported by $0.8 million or $0.01 per unit for the first quarter of 2003.

(2)	In October 2003, NAREIT issued a Financial Reporting Alert that changed its current implementation guidance for FFO regarding impairment losses. Accordingly, impairment losses related to depreciable assets have now been included in FFO for the periods presented. The following is a reconciliation of gain/(loss) on disposition of depreciable real estate assets included in the FFO calculation and gain/(loss) on disposition of depreciable assets included in our Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Continuing Operations:
(Loss)/gain on disposition of depreciable real estate assets per FFO calculation	$(55)	$20
Impairment losses	—	—

(Loss)/gain on disposition and impairment of depreciable assets, net per Consolidated Statements of Operations	$(55)	$20

Discontinued Operations:
Gain on disposition of depreciable real estate assets per FFO calculation	$3,965	$—
Impairment losses	—	(325)

Gain/(loss) on disposition and impairment of depreciable assets, net per Consolidated Statements of Operations	$3,965	$(325)

(3)	For further discussion related to discontinued operations, see Note 7 to the Consolidated Financial Statements.

(4)	As previously announced, Mr. Ron Gibson, CEO of the general partner and one of the Company’s founders, is retiring from the Company effective June 30, 2004. In connection with Mr. Gibson’s retirement and as previously disclosed by the Company, the Company’s Board of Directors approved a compensation package for Mr. Gibson effective upon his retirement. As part of the package, Mr. Gibson will receive a lump-sum retirement payment of $2.2 million, his unvested previously granted stock options and restricted stock awards will fully vest on June 30, 2004 and he will continue under our insurance programs for several years. His options will also be modified to remain outstanding for their stated terms. Under GAAP, these arrangements with Mr. Gibson result in a total charge of $6.3 million, or $0.11 per unit, $4.6 million of which was recorded in the first quarter with the balance of $1.7 million to be recorded in the second quarter of 2004.

(5)	Options and warrants on 524,000 units of Partnership Units were not included in the calculation of net loss per unit on the Consolidated Statements of Operations, as their effects were anti-dilutive. However, they are included in the calculation of funds from operations applicable to Common Units per unit diluted as they were not anti-dilutive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes ‘forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Results of Operations - Liquidity and Capital Resources” and the notes to the Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

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

As of March 31, 2004, we had approximately $426.3 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2004, our interest expense would be increased or decreased approximately $4.3 million.

For a discussion of our interest rate hedge contracts in effect at March 31, 2004 see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Interest Rate Hedging Activities.” If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of March 31, 2004 would increase by approximately $0.1 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of March 31, 2004 would decrease by approximately $0.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including the CEO and Chief Financial Officer (“CFO”) of the general partner, to allow timely decisions regarding required disclosure. SEC rules require that we disclose the conclusions of the CEO and CFO of the general partner about the effectiveness of our disclosure controls and procedures.

The CEO and CFO of the general partner evaluate our disclosure controls and procedures. This evaluation includes a review of the controls’ objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Our disclosure controls and procedures are also evaluated on an ongoing basis by the following:

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

Our management and the CEO and CFO of the general partner do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Operating Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based on the most recent evaluation, which was completed as of March 31, 2004, the CEO and CFO of the general partner believe that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO of the general partner, particularly during the period when our periodic reports are being prepared, and that our disclosure controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with GAAP.

Since the date of this most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

10.14	Amended and Restated Credit Agreement among Highwoods Realty Limited Partnership, Highwoods Properties Inc., the Subsidiaries named therein and the Lenders named therein, dated as of March 29, 2004

12.1	Ratio of Earnings to Fixed Charges Calculation

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

On April 2, 2004, the Operating Partnership filed a current report on Form 8-K, reporting under Item 5 the pending retirement of the general partner’s Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWOODS REALTY LIMITED PARTNERSHIP

By:	Highwoods Properties Inc., in its capacity as general partner (the “General Partner”)

By:	/s/ RONALD P. GIBSON

Ronald P. Gibson Chief Executive Officer

By:	/s/ TERRY L. STEVENS

Terry L. Stevens Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)

Date: May 17, 2004