Form 10-Q
period 2004-06-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2005-01-19
CIK 941713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2004

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

The information furnished in the accompanying Consolidated Financial Statements reflect all adjustments (consisting of normal recurring accruals) that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.

The aforementioned financial statements should be read in conjunction with the notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and in our 2003 amended Annual Report on Form 10-K.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

(Unaudited and in thousands, except per unit amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Real estate assets, at cost:
Land and improvements	$402,867	$426,268
Buildings and tenant improvements	2,935,729	3,104,278
Development in process	22,647	7,088
Land held for development	181,612	184,411
Furniture, fixtures and equipment	22,128	21,813

	3,564,983	3,743,858
Less – accumulated depreciation	(563,521)	(544,421)

Net real estate assets	3,001,462	3,199,437
Property held for sale	64,958	78,624
Cash and cash equivalents	11,347	21,329
Restricted cash	4,903	4,602
Accounts receivable, net	14,200	18,131
Notes receivable	10,673	10,026
Accrued straight-line rents receivable	58,276	58,912
Investments in unconsolidated affiliates	76,221	59,005
Other assets:
Deferred leasing costs	105,389	103,222
Deferred financing costs	16,081	19,286
Prepaid expenses and other	12,773	10,131

	134,243	132,639
Less – accumulated amortization	(58,927)	(55,647)

Other assets, net	75,316	76,992

Total Assets	$3,317,356	$3,527,058

Liabilities and Partners’ Capital:
Mortgages and notes payable	$1,595,485	$1,708,765
Accounts payable, accrued expenses and other liabilities	110,573	95,845
Financing obligations	63,345	124,063

Total Liabilities	1,769,403	1,928,673
Redeemable operating partnership units:
Common Units, 6,146,372 and 6,202,640 outstanding at June 30, 2004 and December 31, 2003, respectively	144,440	157,547
Series A Preferred Units (liquidation preference $1,000 per unit), 104,945 outstanding at June 30, 2004 and December 31, 2003	104,945	104,945
Series B Preferred Units (liquidation preference $25 per unit), 6,900,000 outstanding at June 30, 2004 and December 31, 2003	172,500	172,500
Series D Preferred Units (liquidation preference $250 per unit), 400,000 outstanding at June 30, 2004 and December 31, 2003	100,000	100,000
Partners’ Capital:
Common units:
General partner Common Units, 594,539 and 592,682 outstanding at June 30, 2004 and December 31, 2003, respectively	10,345	10,715
Limited partner Common Units, 52,712,992 and 52,472,912 outstanding at June 30, 2004 and December 31, 2003, respectively	1,024,145	1,060,797
Accumulated other comprehensive loss	(3,141)	(3,650)
Deferred compensation	(5,281)	(4,469)

Total Partners’ Capital	1,026,068	1,063,393

Total Liabilities, Redeemable Operating Partnership Units and Partners’ Capital	$3,317,356	$3,527,058

See accompanying notes to consolidated financial statements

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Operations

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Rental and other revenues	$118,420	$126,158	$238,554	$252,986

Operating expenses:
Rental property and other expenses	42,279	43,954	86,189	86,752
Depreciation and amortization	34,403	35,732	70,145	71,845
General and administrative	7,627	6,845	17,978	11,388

Total operating expenses	84,309	86,531	174,312	169,985

Interest expense:
Contractual	27,322	30,182	54,488	60,216
Amortization of deferred financing costs	925	903	2,069	1,800
Financing obligations	1,426	4,161	6,119	9,038

	29,673	35,246	62,676	71,054
Other income/(expense):
Interest and other income	1,445	1,891	3,046	3,107
Loss on debt extinguishment	(12,457)	—	(12,457)	(14,653)

	(11,012)	1,891	(9,411)	(11,546)

(Loss)/income before disposition of property, co-venture expense and equity in earnings of unconsolidated affiliates	(6,574)	6,272	(7,845)	401

Gains on disposition of property, net	14,405	1,610	15,475	2,415
Co-venture expense	—	(2,169)	—	(4,255)
Equity in earnings of unconsolidated affiliates	1,465	1,340	2,722	2,446

Income from continuing operations	9,296	7,053	10,352	1,007
Discontinued operations:
(Loss)/income from discontinued operations	(16)	1,024	215	2,125
(Loss)/gain on sale of discontinued operations	(3,856)	1,007	(21)	879

	(3,872)	2,031	194	3,004

Net income	5,424	9,084	10,546	4,011
Distributions on preferred units	(7,713)	(7,713)	(15,426)	(15,426)

Net (loss attributable to)/income available for common unitholders	$(2,289)	$1,371	$(4,880)	$(11,415)

Net (loss)/income per common unit—basic:
Income/(loss) from continuing operations	$0.03	$(0.01)	$(0.08)	$(0.24)
(Loss)/income from discontinued operations	(0.07)	0.03	—	0.05

Net (loss)/income	$(0.04)	$0.02	$(0.08)	$(0.19)

Weighted average common units outstanding	59,012	59,225	58,973	59,421

Net (loss)/income per common unit—diluted:
Income/(loss) from continuing operations	$0.03	$(0.01)	$(0.08)	$(0.24)
(Loss)/income from discontinued operations	(0.07)	0.03	—	0.05

Net (loss)/income	$(0.04)	$0.02	$(0.08)	$(0.19)

Weighted average common units outstanding	59,012	59,705	58,973	59,421

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Capital

For the Six Months Ended June 30, 2004

(Unaudited and in thousands)

	Common Unit		Deferred Compensation	Accumulated Other Comprehensive Loss	Total Partners’ Capital
	General Partner’s Capital	Limited Partners’ Capital
Balance at December 31, 2003	$10,715	$1,060,797	$(4,469)	$(3,650)	$1,063,393
Issuance of Common Units	14	1,379	—	—	1,393
Redemption of Common Units	(1)	(49)	—	—	(50)
Distributions paid on Common Units	(508)	(50,277)	—	—	(50,785)
Distributions paid on Preferred Units	(154)	(15,272)	—	—	(15,426)
Net income	105	10,441	—	—	10,546
Adjustment of redeemable Common Units to fair value	133	13,120	—	—	13,253
Other comprehensive income	—	—	—	509	509
Issuance of deferred compensation	28	2,763	(2,791)	—	—
Fair value of stock options issued	13	1,243	(1,256)	—	—
Amortization of deferred compensation	—	—	3,235	—	3,235

Balance at June 30, 2004	$10,345	$1,024,145	$(5,281)	$(3,141)	$1,026,068

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Income from continuing operations	$10,352	$1,007
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	70,145	71,845
Amortization of deferred compensation	3,235	1,188
Amortization of deferred financing costs	2,069	1,800
Amortization of accumulated other comprehensive loss	407	898
Equity in earnings of unconsolidated affiliates	(2,722)	(2,446)
Loss on debt extinguishments	12,457	14,653
Gains on disposition of property, net	(15,475)	(2,415)
Discontinued operations	724	3,597
Changes in financing obligation	1,782	3,271
Changes in co-venture obligation	—	696
Changes in operating assets and liabilities	(7,405)	(14,991)

Net cash provided by operating activities	75,569	79,103

Investing activities:
Additions to real estate assets	(59,500)	(58,796)
Proceeds from disposition of real estate assets	84,808	30,394
Distributions from unconsolidated affiliates	3,235	4,771
Investments in notes receivable	55	(522)
Contributions to unconsolidated affiliates	(3,487)	—
Other investing activities	42	(734)

Net cash (used in)/provided by investing activities	25,153	(24,887)

Financing activities:
Distributions paid on common units	(50,785)	(60,811)
Distributions paid on preferred units	(15,426)	(15,426)
Net proceeds from the sale of common units	1,393	407
Redemption/repurchase of common units	(50)	(16,688)
Borrowings on revolving loans	334,000	126,500
Repayment of revolving loans	(191,000)	(84,000)
Borrowings on mortgages and notes payable	143,000	20,000
Repayment of mortgages and notes payable	(256,280)	(7,370)
Payments on financing obligation	(62,500)	—
Additions to deferred financing costs	(734)	1,219
Payments on debt extinguishments	(12,322)	(16,282)

Net cash used in financing activities	(110,704)	(52,451)

Net increase in cash and cash equivalents	(9,982)	1,765
Cash and cash equivalents at beginning of the period	21,329	15,509

Cash and cash equivalents at end of the period	$11,347	$17,274

Supplemental disclosure of cash flow information:
Cash paid for interest	$53,678	$63,805

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows (Continued)

(Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the assets acquired/disposed subject to mortgage notes payable and other non-cash transactions:

	Six Months Ended June 30,
	2004	2003
Assets:
Net real estate assets	$(152,814)	$1,022
Accounts receivable	—	1,776
Notes receivable	702	1,142
Investments in unconsolidated affiliates	14,300	2,745

	$(137,812)	$6,685

Liabilities:
Mortgages and notes payable	(143,000)	—
Accounts payable, accrued expenses and other liabilities	5,188	3,483

	$(137,812)	$3,483

Partners’ Capital:	$—	$3,202

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Operating Partnership

Highwoods Realty Limited Partnership (“the Operating Partnership”) is managed by its sole general partner, Highwoods Properties, Inc. (“the Company”), a self-administered and self-managed real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Operating Partnership’s wholly owned assets include: 462 in-service office, industrial and retail properties; 1,252 acres of undeveloped land suitable for future development; and an additional three properties under development (the “Wholly Owned Properties”).

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by the Operating Partnership. At June 30, 2004, the Company owned 100.0% of the preferred partnership interests (“Preferred Units”) and 89.7% of the common partnership interests (“Common Units”) in the Operating Partnership. Holders of Common Units may redeem them for the cash value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. During the six months ended June 30, 2004, the Company redeemed from limited partners (including certain officers and directors of the Company) 1,960 Common Units for $0.05 million in cash and converted 54,308 Common Units in exchange for Common Stock on a one-for-one basis. These transactions increased the percentage of Common Units owned by the Company from 89.5% at December 31, 2003 to 89.7% at June 30, 2004. The three series of Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s three Preferred Stock offerings in 1997 and 1998. The net proceeds raised from each of the three Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for preferred interests in the Operating Partnership. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION - Continued

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

Certain amounts originally reported in the June 30, 2003 and the amended December 31, 2003 financial statements have been reclassified to conform to the June 30, 2004 presentation and accounting for discontinued operations (see Note 9 for further discussion). These reclassifications had no effect on net income or partners’ capital as previously reported.

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

Diluted earnings per unit

Options and warrants that could potentially dilute basic earnings per unit in the future were excluded from the computation of diluted earnings per unit for the three and six months ended June 30, 2004 and the six months ended June 30, 2003 because their effect was anti-dilutive.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During the past several years, the Operating Partnership has formed various joint ventures with unrelated investors. The Operating Partnership has retained minority equity interests ranging from 22.81% to 50.00% in these joint ventures. The Operating Partnership has accounted for its unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which it uses the equity method of accounting are not included on the Operating Partnership’s Consolidated Balance Sheet. As of June 30, 2004, one joint venture is accounted for as a financing arrangement pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” as described in Note 3, and accordingly is not reflected in the table below.

The following table sets forth information regarding the Operating Partnership’s unconsolidated joint ventures as recorded on the joint ventures’ books for the six months ended June 30, 2004 and 2003 ($ in thousands):

		Six Months Ended June 30, 2004					Six Months Ended June 30, 2003
	Percent Owned	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)
Income Statement Data:
Board of Trade Investment Company	49.00%	$1,257	$855	$27	$225	$150	$1,215	$791	$34	$200	$190
Dallas County Partners (1)	50.00%	5,148	2,925	1,304	934	(15)	5,380	2,757	1,389	982	252
Dallas County Partners II (1)	50.00%	3,130	1,396	1,132	371	231	3,123	1,294	1,190	411	228
Fountain Three (1)	50.00%	3,744	1,636	1,069	772	267	3,562	1,514	1,141	796	111
RRHWoods, LLC (1)	50.00%	6,802	3,860	1,248	1,731	(37)	6,949	3,606	1,346	1,706	291
Highwoods DLF 98/29, LP	22.81%	9,895	2,790	2,269	1,762	3,074	9,673	2,747	2,303	1,728	2,895
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	7,551	2,165	2,276	2,116	994	8,106	2,215	2,302	2,007	1,582
Highwoods-Markel Associates, LLC	50.00%	3,345	742	1,155	735	713	1,636	861	558	299	(82)
MG-HIW Peachtree Corners III, LLC (2)	50.00%	—	—	—	—	—	175	62	62	43	8
MG-HIW Metrowest I, LLC (3)	50.00%	—	5	—	—	(5)	—	16	—	—	(16)
MG-HIW Metrowest II, LLC (3)	50.00%	141	88	39	70	(56)	266	223	83	162	(202)
Concourse Center Associates, LLC	50.00%	1,053	284	349	166	254	1,028	269	346	151	262
Plaza Colonnade, LLC	50.00%	7	2	—	9	(4)	8	—	—	2	6
Highwoods KC Glenridge, LLC (4)	40.00%	1,228	488	124	186	430	—	—	—	—	—
HIW-KC Orlando, LLC (5)	40.00%	281	79	62	—	140	—	—	—	—	—

Total		$43,582	$17,315	$11,054	$9,077	$6,136	$41,121	$16,355	$10,754	$8,487	$5,525

(1)	Des Moines joint ventures.
(2)	As part of the MG-HIW, LLC acquisition on July 29, 2003, the Operating Partnership was assigned Miller Global’s 50.0% equity interest in the single property encompassing 53,896 square feet owned by MG-HIW Peachtree Corners III, LLC. As a result, this entity became wholly owned as of July 29, 2003 and is consolidated as of that date.
(3)	On March 2, 2004, the Operating Partnership exercised an option to acquire its partner’s 50.0% equity interest in the assets of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC. The Operating Partnership paid its partner $3.2 million for such remaining interest and a $7.4 million construction loan was paid in full by the Operating Partnership. The assets encompass 87,832 square feet of property and 7.0 acres of development land zoned for the development of 90,000 square feet of office space. This acquisition increased the Operating Partnership’s ownership interest to 100.0% and these entities are consolidated commencing as of March 2, 2004.
(4)	The Operating Partnership and Kapital-Consult, a European investment firm, formed this joint venture partnership, which on February 26, 2004 acquired from a third party Glenridge Point Office Park, consisting of two office buildings aggregating 185,000 square feet located in the Central Perimeter sub-market of Atlanta. As of June 30, 2004, the buildings were 91.0% leased. The Operating Partnership contributed $10.0 million to the joint venture in return for a 40.0% equity interest and Kapital-Consult contributed $14.9 million for a 60.0% equity interest in the partnership. The joint venture entered into a $16.5 million ten-year secured loan on the assets. The Operating Partnership is the manager and leasing agent for this property and will receive customary management fees and leasing commissions. The acquisition also included 2.9 acres of development land that can accommodate 150,000 square feet of office space.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES - Continued

(5)	On June 28, 2004, Kapital-Consult, a European investment firm, bought an interest in HIW-KC Orlando, LLC, an entity formed by the Operating Partnership. HIW-KC Orlando, LLC owns five in service office properties, encompassing 1.3 million rentable square feet, located in the central business district of Orlando, Florida, which were valued under the joint venture agreement at $212.0 million, including amounts related to the Operating Partnership’s guarantees described below, and which were subject to a $136.2 million secured mortgage loan. Kapital-Consult contributed $42.1 million in cash and received a 60.0% equity interest in return. The joint venture borrowed $143.0 million under a ten-year fixed rate mortgage loan from a third party lender and repaid the $136.2 million loan. The Operating Partnership retained a 40.0% equity interest in the joint venture and received net cash proceeds of approximately $46.6 million, of which $33.0 million was used to pay down the Operating Partnership’s $250.0 million revolving loan (the “Revolving Loan”) and $13.6 million was used to pay down other debt of the Operating Partnership. In connection with this transaction, the Operating Partnership agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, the Operating Partnership agreed to guarantee re-tenanting costs for approximately 11.0% of the joint venture’s total square footage. The Operating Partnership recorded a $4.1 million liability with respect to such guarantee as of June 30, 2004 and reduced the total amount of the gain recognized by the same amount. The Operating Partnership believes its estimate related to the re-tenanting costs guarantee is accurate. However, if its assumptions prove to be incorrect, future losses may occur. The contribution was accounted for as a partial sale as defined by SFAS No. 66, and the Operating Partnership recognized a $15.9 million gain in June 2004. Since the Operating Partnership has an ongoing 40.0% financial interest in the joint venture and since the Operating Partnership is engaged by the joint venture to provide management and leasing services for the joint venture, for which it receives customary management fees and leasing commissions, the operations of these properties will not be reflected as discontinued operations consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and the related gain on sale was included in continuing operations in June 2004.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and to determine when and which business enterprise should consolidate the VIEs. This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance the entity’s activities without additional financial support. FIN 46 also requires additional disclosures. FIN 46 was effective immediately for interests acquired subsequent to January 31, 2003 and was effective March 31, 2004 for interests in VIEs created before February 1, 2003. The Operating Partnership assessed its variable interests, including the joint ventures listed above, and determined the interests were not VIEs. As a result, the provisions of FIN 46 did not have an impact on the Operating Partnership’s financial condition or results of operations.

3. FINANCING ARRANGEMENTS

The following summarizes sales transactions that are accounted for as financing arrangements at June 30, 2004 under paragraphs 25 through 29 under SFAS No. 66.

SF-HIW Harborview, LP

On September 11, 2002, the Operating Partnership contributed Harborview Plaza, an office building located in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. The Operating Partnership also entered into a master lease agreement with Harborview, LP for five years on the vacant space in the building (approximately 20.0%) and guaranteed payment of tenant improvements and lease commissions of $1.2 million. The Operating Partnership’s maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002 and was $1.2 million at June 30, 2004. Additionally, the Operating Partnership’s partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to the Operating Partnership in exchange for cash at any time during the one-year period commencing on September 11, 2014. The value of the 80.0% equity interest will be determined at the time, if ever, that such partner elects to exercise its put right, based upon the then fair market value of Harborview LP’s assets and liabilities, less 3.0%, which was intended to cover normal costs of a sale transaction.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3. FINANCING ARRANGEMENTS - Continued

Because of the put option and master lease agreement, this transaction is accounted for as a financing transaction. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain on the books of the Operating Partnership. As a result, the Operating Partnership has established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the current fair value, which is $13.8 million at June 30, 2004, but not less than the original financing obligation. This adjustment is amortized prospectively through September 2014. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on the financing obligation. The Operating Partnership continues to record all of the depreciation on its books. Additionally, any payments made under the master lease agreement are expensed as incurred ($0.05 million and $0.2 million was expensed during the six months ended June 30, 2004 and 2003, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or otherwise is terminated, the Operating Partnership will record the transaction as a sale and recognize gain on sale.

Eastshore

On November 26, 2002, the Operating Partnership sold three buildings located in Richmond, Virginia for a total purchase price of $28.5 million in cash, which was paid in full by the buyer at closing (the “Eastshore” transaction). Each of the sold properties is a single tenant building leased on a triple-net basis to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc.

In connection with the sale, the Operating Partnership entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any rent shortfalls which may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). The Operating Partnership’s maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and $14.5 million as of June 30, 2004. In June 2004, the Operating Partnership began to make monthly payments to the buyer, at an annual rate of $0.1 million, as a result of the existing tenant renewing a lease in one building at a lower rental rate.

These rent guarantees are a form of continuing involvement as prescribed by SFAS No. 66. Because the guarantees cover the entire space occupied by a single tenant under a triple-net lease arrangement, the Operating Partnership’s guarantees are considered a guaranteed return on the buyer’s investment for an extended period of time. Therefore, the transaction has been accounted for as a financing transaction. Accordingly, the assets and operations are included in these Consolidated Financial Statements, and a financing obligation of $28.5 million was initially recorded which represents the amount received from the buyer. The income from the operations of the properties, other than depreciation, is allocated 100.0% to the owner as interest expense on financing obligation. Payments made under the rent guarantees are charged to expense as incurred which totaled $0.01 million for the six months ended June 30, 2004. This transaction will be recorded as a completed sale transaction in the future when the maximum exposure to loss under the guarantees is equal to or less than the related gain.

MG-HIW, LLC

As previously disclosed, on March 2, 2004, the Operating Partnership exercised its option and acquired its partner’s 80.0% interest in the Orlando City Group of MG-HIW, LLC. At the closing of the transaction, the Operating Partnership paid its partner, Miller Global, $62.5 million and a $7.5 million letter of credit delivered to the seller in connection with the option was cancelled. The initial contribution of these assets was accounted for as a financing arrangement and continued to be so treated through March 1, 2004. The financing obligation was eliminated on March 2, 2004. Since the financing obligation was adjusted each period for a 20.0% leveraged internal rate of return guarantee, no gain or loss was recognized upon the extinguishment of the financing obligation.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. ASSET DISPOSITIONS

Gains on disposition of properties, excluding gains or losses from discontinued operations, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(Loss)/gain on disposition of land, net of impairment	$(1,830)	$1,395	$(679)	$2,372
Gain on disposition of depreciable properties	16,235	215	16,154	240
(Impairment) of depreciable properties	—	—	—	(197)

Total	$14,405	$1,610	$15,475	$2,415

Gains on disposition of discontinued operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gain on disposition of depreciable properties	$—	$1,007	$3,835	$1,007
(Impairment) of depreciable properties	(3,856)	—	(3,856)	(128)

Total	$(3,856)	$1,007	$(21)	$879

On June 16, 2004, the Operating Partnership sold a 177,000 square foot building (the network operations center) located in the Highwoods Preserve Office Park in Tampa, Florida. Highwoods Preserve is a 816,000 square foot office park that has not been occupied since WorldCom vacated the space as of December 31, 2002. Net proceeds from the sale were $18.6 million. The asset had a net book value of $22.4 million. The Operating Partnership recognized an impairment loss of approximately $3.7 million in April 2004 when the planned sale met the criteria to be classified as held for sale. In connection with the sale of the network operations center, the buyer also agreed to purchase a 3.3 acre tract of development land located in the office park for approximately $1.4 million, which is subject to the Operating Partnership securing certain development rights for the land from the local municipality. The net book value of the land is approximately $0.6 million and was classified as held for sale in accordance with SFAS No.144 in April 2004. This land sale is subject to customary closing conditions and no assurances can be provided that the disposition will occur. The remaining assets in the office park were classified as held for use as of June 30, 2004 and continue to be so classified in accordance with SFAS No. 144.

In May 2004, the Operating Partnership executed two agreements to sell 30.0 acres of land in suburban Baltimore, Maryland. The agreements provide for estimated net proceeds of approximately $6.1 million and the net book value of the land is $7.9 million. Accordingly, an impairment loss of approximately $1.8 million was recorded in May 2004 when the land was reclassified from held for use to held for sale. On September 30, 2004, one sale of 27.0 acres was consummated. The Operating Partnership received $5.5 million in net proceeds. The sale of the remaining 3.0 acres is estimated to close in the second quarter of 2005, however, no assurances can be provided that the disposition will occur.

See Note 9 for additional disclosure on asset impairment and disposals in accordance with SFAS No. 144.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5. PUT OPTION NOTES REFINANCING AND REVOLVING LOAN

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

In June 2004, the Operating Partnership amended its Revolving Loan and two bank term loans. The changes excluded the $12.5 million charge taken related to the refinancing of the Put Option Notes from the calculations used to compute financial covenants. The amendment did not change any economic terms of the loans. In connection with the amendment, the Operating Partnership incurred certain loan costs that are capitalized and amortized over the remaining term of the loans.

See Note 14 for further discussion of an amendment in August 2004 and a waiver of certain financial covenants in October 2004 to the Operating Partnership’s Revolving Loan and the two bank term loans.

6. RELATED PARTY TRANSACTIONS

The Operating Partnership has previously reported that it has had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by an executive officer and director of the Company. On January 17, 2003, the Operating Partnership acquired an additional 23.5 acres of this land from GAPI, Inc. for cash and shares of Common Stock valued at $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by the Operating Partnership was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between the Operating Partnership and GAPI, Inc., the Operating Partnership was entitled to the proceeds from the condemnation of $1.8 million, less the contracted purchase price between the Operating Partnership and GAPI, Inc. for the condemned property of $0.7 million. On September 30, 2003, as a result of the condemnation, the Operating Partnership received the proceeds of $1.8 million. A related party payable of $0.7 million to GAPI, Inc. related to the condemnation of the development land is included in accounts payable, accrued expenses and other liabilities in the Operating Partnership’s Consolidated Balance Sheet at December 31, 2003 and at June 30, 2004.

7. DERIVATIVE FINANCIAL INSTRUMENTS

The interest rates on all of the Operating Partnership’s variable rate debt are currently adjusted at one to three month intervals, subject to settlements under interest rate hedge contracts. Net payments made to counter parties under interest rate hedge contracts were nominal in the six months ended June 30, 2004 and were recorded as increases to interest expense.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7. DERIVATIVE FINANCIAL INSTRUMENTS - Continued

During the year ended December 31, 2003, the Operating Partnership entered into and subsequently terminated three interest rate swap agreements related to a ten-year fixed rate financing completed on December 1, 2003. These swap agreements were designated as cash flow hedges and the unamortized effective portion of the cumulative gain on these derivative instruments was $3.6 million at June 30, 2004 and is being reported as a component of AOCL in unitholders’ equity. This deferred gain is being recognized in net income as a reduction of interest expense in the same period or periods during which interest expense on the hedged fixed rate financing effects net income. The Operating Partnership expects that approximately $0.3 million will be recognized in the next 12 months.

In 2003, the Operating Partnership also entered into two interest rate swaps related to a floating rate credit facility. The swaps effectively fix the one month LIBOR rate on $20.0 million of floating rate debt at 1.59% from January 2, 2004 until May 31, 2005. These swap agreements are designated as cash flow hedges and the effective portion of the cumulative loss on these derivative instruments was $0.1 million at June 30, 2004. The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at June 30, 2004 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $0.1 million.

At June 30, 2004, approximately $5.6 million of deferred financing costs from past cash flow hedging instruments remain in AOCL, including those described above. These costs are recognized as interest expense as the underlying debt is repaid and amounted to $0.2 million and $0.4 million during the quarters ended June 30, 2004 and 2003, respectively. The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at June 30, 2004 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $0.7 million.

8. OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the results of certain non-partners’ capital changes not reflected in the Consolidated Statements of Operations. The components of other comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$5,424	$9,084	$10,546	$4,011
Other comprehensive income:
Unrealized derivative gains on cash flow hedges	187	475	102	475
Amortization of hedging gains and losses included in other comprehensive income	197	461	407	898

Total other comprehensive income	384	936	509	1,373

Total comprehensive income	$5,808	$10,020	$11,055	$5,384

9. DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS

In October 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” and the accounting and reporting provisions for disposals of a segment of business as addressed in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

The net operating results and net carrying value of 1.2 million square feet of property and 7.8 acres of revenue-producing land sold during 2004 and 2003 and 0.2 million square feet of property and 88 apartment units held for sale at June 30, 2004 are shown in the following table. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144 and are classified as discontinued operations in the Operating Partnership’s Consolidated Statements of Operations since the operations and cash flows have been or will be eliminated from the ongoing operations of the Operating Partnership, and the Operating Partnership will not have any significant continuing involvement in the operations after the disposal transaction (in thousands):

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9. DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Rental and other revenues	$713	$2,603	$1,846	$5,477
Operating expenses:
Rental and other operating expenses	506	889	1,130	1,899
Depreciation and amortization	225	700	509	1,472

Total operating expenses	731	1,589	1,639	3,371
Other income	2	10	8	19

(Loss)/income before gain on sale of discontinued operations	(16)	1,024	215	2,125
(Loss)/gain on sale of discontinued operations, net of impairment	(3,856)	1,007	(21)	879

Total discontinued operations	$(3,872)	$2,031	$194	$3,004

Carrying value of assets held for sale and/or sold during the period	$18,720	$91,747	$18,720	$91,747

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the six months ended June 30, 2004, the Operating Partnership determined that three properties held for sale, of which one has now been sold, had a carrying value that was greater than fair value less cost to sell; therefore, an impairment loss of $3.9 million was recognized in the Consolidated Statements of Operations for the six months ended June 30, 2004. For 2003, an impairment loss related to one office property whose carrying value was greater than its fair value less cost to sell, which has now been sold, was $0.1 million. This impairment loss is included in gain on sale of discontinued operations in the Consolidated Statement of Operations for the six months ended June 30, 2003.

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. At June 30, 2004 and 2003, because there were no properties held for use with indicators of impairment where the carrying value exceeds the sum of estimated undiscounted future cash flows, no impairment loss related to held for use properties was recognized during the six months ended June 30, 2004 and 2003.

10. STOCK –BASED COMPENSATION

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

In accordance with SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” the Operating Partnership expenses all stock options issued on or after January 1, 2003 over the vesting period based upon the fair value of the award on the date of grant. General and administrative expenses for the six months ended June 30, 2004 and 2003 include amortization related to the vesting of stock options granted subsequent to January 1, 2003 of $0.2 million and $0.02 million, respectively. The unamortized value of option grants since January 1, 2003 aggregate $0.8 million at June 30, 2004. See below for the amounts that would have been deducted from net income if the Operating Partnership had elected to expense the fair value of all stock option awards that had vested rather than only those awards issued subsequent to January 1, 2003:

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10. STOCK –BASED COMPENSATION - Continued

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	($ in thousands, except per share amounts)
Net (loss attributable to)/income available for common unitholders– as reported	$(2,289)		$1,371		$(4,880)		$(11,415)
(Deduct)/Add: Stock option expense included in reported net income	(93	)(1)	538	(2)	439	(1)	312	(2)
Deduct: Total stock option expense determined under fair value recognition method for all awards	(14	)(1)	(686	)(2)	(653	)(1)	(620	)(2)

Pro forma net (loss attributable to)/income available for common unitholders	$(2,396)		$1,223		$(5,094)		$(11,723)

Basic net (loss)/income per common unit – as reported	$(0.04)		$0.02		$(0.08)		$(0.19)
Basic net (loss)/income per common unit – pro forma	$(0.04)		$0.02		$(0.09)		$(0.20)
Diluted net (loss)/income per common unit – as reported	$(0.04)		$0.02		$(0.08)		$(0.19)
Diluted net (loss)/income per common unit – pro forma	$(0.04)		$0.02		$(0.09)		$(0.20)

(1)	Amounts include the stock option expense recorded during the period for the accelerated vesting related to the retirement of the Company’s Chief Executive Officer in June 2004 as well as expense recorded for dividend equivalent rights.
(2)	Amounts include the effects of accounting for dividend equivalent rights.

11. COMMITMENTS AND CONTINGENCIES

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

Contracts

The Operating Partnership has entered into contracts related to tenant improvements and the development of certain properties totaling $31.4 million as of June 30, 2004. The amounts remaining to be paid under these contracts as of June 30, 2004 totaled $7.8 million.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. COMMITMENTS AND CONTINGENCIES - Continued

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of June 30, 2004:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
		($ in thousands)
Des Moines Joint Ventures (1),(6)	Debt	$—	Various
RRHWoods, LLC (2),(7)	Debt	$—	8/2006
Plaza Colonnade (2),(8)	Construction loan and completion	$2,844	2/2006
Plaza Colonnade (2),(8)	Letter of credit	$—	12/2004
SF-HIW Harborview, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
SF-HIW Harborview, LP (3),(5)	Purchase obligation	$13,832	9/2015
Eastshore (Capital One) (3),(9)	Rent (4)	$—	11/2007
Capital One (3),(10)	Rent (4)	$2,966	10/2009
Industrial (3),(11)	Rent (4)	$2,089	12/2006
Highwoods DLF 97/26 DLF 99/32, LP (2),(12)	Rent (4)	$855	6/2008
RRHWoods, LLC and Dallas County Partners (2),(13)	Indirect Debt (4)	$1,290	6/2014
HIW-KC Orlando, LLC (3),(14)	Rent (4)	$629	4/2011
HIW-KC Orlando, LLC (3),(14)	Leasing costs	$4,101	12/2024

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FIN 45 for initial recognition and measurement.
(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.
(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 since the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.
(4)	The maximum potential amount of future payments disclosed below for these guarantees assumes the Operating Partnership pays the maximum possible liability under the guaranty with no offsets or reductions. If the space is leased, it assumes the existing tenant defaults at June 30, 2004 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.
(5)	As more fully described in Note 3, in 2002 the Operating Partnership granted its partner in SF-HIW Harborview, LP a put option and also entered into a master lease arrangement for five years covering vacant space in the building owned by the partnership and agreed to pay certain tenant improvement costs. The maximum potential amount of future payments as of June 30, 2004 the Operating Partnership could be required to make related to the rent guarantees and tenant improvements is $1.3 million.
(6)	The Operating Partnership has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments the Operating Partnership could be required to make under the guarantees is $25.1 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at June 30, 2004 averaged 1.08% and mature in 2015. Guarantees of $9.5 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased or when the related loans mature. As of June 30, 2004, these buildings were 93.2% and 75.0% leased, respectively. The remaining $7.0 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at June 30, 2004 is 89.0%. If the joint ventures are unable to repay the outstanding balance under the loans, the Operating Partnership will be required, under the terms of the agreements, to repay the outstanding balance. Recourse provisions exist to enable the Operating Partnership to recover some or all of such payments from the joint ventures’ assets and/or the other partner. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. COMMITMENTS AND CONTINGENCIES - Continued

(7)	In connection with the RRHWoods, LLC joint venture, the Operating Partnership renewed its guarantee of $6.2 million to a bank in July 2003; this guarantee expires in August 2006 and may be renewed by the Operating Partnership. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Operating Partnership would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Operating Partnership has recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of their proportionate share. The property collateralizing the bonds is 100.0% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing. As a result, no liability has been recorded in the Operating Partnership’s Balance Sheet.
(8)	With respect to the Plaza Colonnade, LLC joint venture, the Operating Partnership has included $2.8 million in other liabilities and adjusted the investment in unconsolidated affiliates by $2.8 million on its Consolidated Balance Sheet at June 30, 2004 related to two separate guarantees of a construction loan agreement and a construction completion agreement, which were subsequently terminated in December 2004. The construction loan was scheduled to mature in February 2006, with two one-year options to extend the maturity date that were conditional on completion and lease-up of the project. The term of the construction completion agreement required the core and shell of the building to be completed by December 15, 2005; the core and shell were completed in November 2004. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture were unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, the Operating Partnership could have been required, under the terms of the agreements, to repay its 50.0% share of the outstanding balance under the construction loan and complete the construction of the office building..

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

(9)	As more fully described in Note 3, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Operating Partnership agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (i.e., through November 2007). The maximum potential amount of future payments related to this guarantee to Operating Partnership could be required to make as of June 30, 2004 is $14.5 million. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. COMMITMENTS AND CONTINGENCIES - Continued

(10)	In connection with an unrelated disposition of 298,000 square feet of property in 2003 (the “Capital One” transaction), which was fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Operating Partnership agreed to guarantee to the buyer, over various contingency periods through October 2009, any rent shortfalls on certain space. Because of this guarantee, in accordance with SFAS No. 66, the Operating Partnership deferred $4.4 million of the total $8.4 million gain. The deferred portion of the gain is recognized when each contingency period is concluded. As a result, the Operating Partnership recognized $1.3 million of the deferred gain in 2003 and an additional $0.1 million during the six months ended June 30, 2004. The Operating Partnership’s total contingent liability of $3.0 million with respect to the guarantee is included in the deferred gain as of June 30, 2004.
(11)	In December 2003, the Operating Partnership sold 1.9 million square feet of industrial property for $58.4 in cash, a $5.0 million note receivable that bears interest at 12.0% and a $1.7 million note receivable that bears interest at 8.0%. In addition, the Operating Partnership agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square footage of the industrial property, which is occupied by two tenants. The Operating Partnership’s contingent liability with respect to such guarantee as of June 30, 2004 is $2.1 million. The total gain as a result of the transaction was $5.2 million. Because the terms of the notes require only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $5.2 million gain was deferred and offset against the note receivable on the balance sheet and the cost recovery method is being used for this transaction. Accordingly, once sufficient principal amounts have been paid on the note receivable so that the note receivable balance is equal to the deferred gain, the gain will be recognized as additional payments are made on the notes.
(12)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire June 30, 2008. The tenant also leases space in other buildings owned by the Operating Partnership. In conjunction with an overall restructuring of the tenant’s leases with the Operating Partnership and with this joint venture, the Operating Partnership agreed to certain changes to the lease with the joint venture in September 2003. The modifications include allowing the tenant to terminate the lease on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs beginning January 1, 2006. In turn, the Operating Partnership agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. Based on the lease guarantee agreement, the Operating Partnership recorded approximately $0.9 million in other liabilities and recorded a deferred charge of $0.9 million in September 2003. However, should new tenants occupy the vacated space during the two and a half year guarantee period, the Operating Partnership’s liability under the guarantee would diminish. The Operating Partnership’s maximum potential amount of future payments with regards to this guarantee as of June 30, 2004 is $1.1 million. No recourse provisions exist to enable the Operating Partnership to recover the amounts paid to the joint venture under this lease guarantee arrangement.
(13)	RRHWOODS, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million 10-year loan from a bank. As an inducement to make the loan at 6.3% long-term rate, the Operating Partnership and its partner agreed to master lease the vacant space and guaranteed $1.6 million or $0.8 million each with limited recourse. As leasing improves, the obligations under the loan agreement diminish. As of June 30, 2004, the Operating Partnership recorded $1.3 million in other liabilities and $1.3 million as a deferred charge on its Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Operating Partnership could be required to make based on the current leases in place is approximately $4.8 million. The likelihood of the Operating Partnership paying on its $0.8 million guarantee is remote since the master lease payments provide the required 1.3 debt coverage ratio and should the Operating Partnership have to pay, it would recover the $0.8 million from other joint venture assets.
(14)	As more fully described in Note 2, in connection with the formation of HIW-KC Orlando, LLC, the Operating Partnership agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, the Operating Partnership agreed to guarantee leasing costs for approximately 11.0% of the joint venture’s total square footage. The Operating Partnership believes its estimate related to the leasing costs guarantee is accurate. However, if the Operating Partnership’s assumptions prove to be incorrect, future losses may occur.

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

12. SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those of the Operating Partnership. Further, all operations are within the United States and, at June 30, 2004, no tenant of the Operating Partnership’s Wholly Owned Properties, which includes in-service properties (excluding apartment units) to which the Operating Partnership has title and 100.0% ownership rights, comprises more than 10.0% of the respective consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Rental and Other Revenues (1):
Office segment	$100,110	$105,222	$202,082	$211,947
Industrial segment	8,693	10,927	17,102	21,017
Retail segment	9,325	9,733	18,798	19,462
Apartment segment	292	276	572	560

Total Rental and Other Revenues	$118,420	$126,158	$238,554	$252,986

Net Operating Income (1):
Office segment	$62,816	$66,484	$126,067	$135,538
Industrial segment	6,698	8,773	13,150	16,725
Retail segment	6,466	6,804	12,843	13,679
Apartment segment	161	143	305	292

Total Net Operating Income	$76,141	$82,204	$152,365	$166,234

Reconciliation to (loss)/income before disposition of property, co-venture expense and equity of unconsolidated affiliates:
Depreciation and amortization	$(34,403)	$(35,732)	$(70,145)	$(71,845)
Interest expense	(29,673)	(35,246)	(62,676)	(71,054)
General and administrative expenses	(7,627)	(6,845)	(17,978)	(11,388)
Interest and other income	1,445	1,891	3,046	3,107
Loss on debt extinguishment	(12,457)	—	(12,457)	(14,653)

(Loss)/income before disposition of property, co-venture expense and equity in earnings of unconsolidated affiliates	$(6,574)	$6,272	$(7,845)	$401

			June 30,
			2004	2003
Total Assets:
Office segment			$2,601,501	$2,886,424
Industrial segment			267,852	352,091
Retail segment			262,162	276,378
Apartment segment			12,308	12,051
Corporate and other			173,533	154,294

Total Assets			$3,317,356	$3,681,238

(1)	Net of discontinued operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13. OTHER EVENTS

Retirement of Chief Executive Officer

As previously announced, the Company’s Chief Executive Officer retired on June 30, 2004. In connection with his retirement, the Company’s Board of Directors approved a retirement package for him that included a lump-sum cash payment, accelerated vesting of stock options and restricted stock, extended lives of stock options and continued coverage under the Operating Partnership’s health and life insurance plan for three years at the Operating Partnership’s expense. Under GAAP, the changes to existing stock options and restricted stock give rise to new measurement dates and revised compensation computations. The total cost recognized for the six months ended June 30, 2004 was $4.6 million, comprised of a $2.2 million cash payment, $0.6 million related to stock options, $1.7 million related to restricted shares and about $0.1 million for continued insurance coverage. Certain components of this retirement package were required to be recognized as of the Board’s approval date, which was in the first quarter, while other components were required to be amortized from that date until his June 30, 2004 retirement date. Accordingly, $3.2 million was expensed in the first quarter and the remaining $1.4 million was expensed in the second quarter.

14. SUBSEQUENT EVENTS

Mortgages and Notes Payable

In August 2004, the Operating Partnership further amended its Revolving Loan and two bank term loans. The changes excluded the effects of accounting for three sales transactions as financing and/or profit-sharing arrangements under SFAS No. 66 from the calculations used to compute financial covenants, adjusted one financial covenant and temporarily adjusted a second financial covenant until the earlier of December 31, 2004 or the period when the Operating Partnership can record income from the anticipated settlement of a claim against WorldCom - see below.

In October 2004, the Operating Partnership obtained a waiver from the lenders of the Operating Partnership’s Revolving Loan and two bank term loans for certain covenant violations caused by the effects of the loss on debt extinguishment from the MOPPRS transaction in early 2003. The waiver did not change any economic terms of the loan, although the Operating Partnership incurred certain loan costs that were capitalized and amortized over the remaining term of the loans.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14. SUBSEQUENT EVENTS - Continued

Dispositions

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the cautionary statements we make in “Business – Risk Factors” set forth in our 2003 amended Annual Report on Form 10-K.

Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

OVERVIEW

The Operating Partnership is managed by its sole general partner, the Company, a self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. As of June 30, 2004, we own or have an interest in 527 in-service office, industrial and retail properties encompassing approximately 41.6 million square feet. We also own 1,252 acres of development land which is suitable to develop approximately 14.6 million rentable square feet of office, industrial and retail space. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia.

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. At June 30, 2004, the Company owned 89.7% of the Common Units in the Operating Partnership.

Property Information

The following table sets forth certain information with respect to our Wholly Owned Properties and our development properties (excluding apartment units) as of June 30, 2004 and 2003:

	June 30, 2004		June 30, 2003
	Rentable Square Feet	Percent Leased/ Pre-Leased	Rentable Square Feet	Percent Leased/ Pre-Leased
In-Service:
Office (1)	25,272,000	79.2%	25,052,000	80.5%
Industrial	7,992,000	88.0	10,243,000	88.7%
Retail (2)	1,411,000	93.4	1,527,000	96.8%

Total	34,675,000	81.8%	36,822,000	83.4%

Development:
Completed—Not Stabilized (3)
Office (1)	—	—	140,000	30.0%
Industrial	—	—	60,000	50.0%

Total	—	—	200,000	36.0%

In Process
Office (1)	222,000	100.0%	—	—
Industrial	350,000	100.0	—	—

Total	572,000	100.0%	—	—

Total:
Office (1)	25,494,000		25,192,000
Industrial	8,342,000		10,303,000
Retail (2)	1,411,000		1,527,000

Total	35,247,000		37,022,000

(1)	Substantially all of our Office properties are located in suburban markets.
(2)	Excludes basement space in the Country Club Plaza property of 418,000 square feet.
(3)	Not stabilized is generally defined as less than 95% occupied or a year from completion.

The following tables set forth scheduled lease expirations at our Wholly Owned Properties as of June 30, 2004, assuming no tenant exercises renewal options.

Office Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
			($ in thousands)
2004 (six months) (3)	1,186,760	5.9%	$21,533	$18.14	6.2%
2005	3,202,688	16.1	59,561	18.60	16.9
2006	3,229,083	16.1	59,676	18.48	17.1
2007	2,037,841	10.2	34,550	16.95	9.9
2008	3,119,627	15.6	50,313	16.13	14.4
2009	2,536,758	12.7	40,011	15.77	11.4
2010	1,416,852	7.1	28,897	20.40	8.3
2011	1,195,628	6.0	21,945	18.35	6.3
2012	649,388	3.2	12,709	19.57	3.6
2013	507,193	2.5	7,926	15.63	2.3
Thereafter	923,694	4.6	12,746	13.80	3.6

	20,005,512	100.0%	$349,867	$17.49	100.0%

Industrial Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
			($ in thousands)
2004 (six months) (4)	765,302	10.9%	$3,715	$4.85	11.3%
2005	1,803,411	25.6	7,759	4.30	23.5
2006	948,623	13.5	4,826	5.09	14.6
2007	1,843,384	26.1	8,176	4.44	24.8
2008	324,698	4.6	1,770	5.45	5.4
2009	526,829	7.5	3,245	6.16	9.9
2010	104,570	1.5	514	4.92	1.6
2011	152,742	2.2	643	4.21	2.0
2012	109,840	1.6	323	2.94	1.0
2013	102,384	1.5	616	6.02	1.9
Thereafter	348,450	5.0	1,302	3.74	4.0

	7,030,233	100.0%	$32,889	$4.68	100.0%

(1)	Includes effects of any early renewals exercised by tenants on or before June 30, 2004.
(2)	Annualized Rental Revenue is June 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(3)	Includes 177,000 square feet of leases that are on a month to month basis or 0.7% of total annualized revenue.
(4)	Includes 91,000 square feet of leases that are on a month to month basis or 0.2% of total annualized revenue.

Retail Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
			($ in thousands)
2004 (six months) (3)	47,590	3.6%	$921	$19.35	2.7%
2005	116,600	8.8	2,982	25.57	8.7
2006	89,916	6.8	2,248	25.00	6.6
2007	74,095	5.6	2,068	27.91	6.1
2008	128,758	9.8	3,850	29.90	11.3
2009	170,007	12.9	3,836	22.56	11.2
2010	65,722	5.0	2,211	33.64	6.5
2011	53,833	4.1	1,786	33.18	5.2
2012	115,857	8.8	3,114	26.88	9.1
2013	129,053	9.8	3,290	25.49	9.6
Thereafter	326,936	24.8	7,812	23.89	23.0

	1,318,367	100.0%	$34,118	$25.88	100.0%

Total:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
			($ in thousands)
2004 (six months) (4)	1,999,652	7.1%	$26,169	$13.09	6.3%
2005	5,122,699	18.1	70,302	13.72	17.0
2006	4,267,622	15.1	66,750	15.64	16.0
2007	3,955,320	13.9	44,794	11.33	10.7
2008	3,573,083	12.6	55,933	15.65	13.4
2009	3,233,594	11.4	47,092	14.56	11.3
2010	1,587,144	5.6	31,622	19.92	7.6
2011	1,402,203	4.9	24,374	17.38	5.8
2012	875,085	3.1	16,146	18.45	3.9
2013	738,630	2.6	11,832	16.02	2.8
Thereafter	1,599,080	5.6	21,860	13.67	5.2

	28,354,112	100.0%	$416,874	$14.70	100.0%

(1)	Includes effects of any early renewals exercised by tenants on or before June 30, 2004.
(2)	Annualized Rental Revenue is June 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(3)	Includes 19,000 square feet of leases that are on a month to month basis or 0.1% of total annualized revenue.
(4)	Includes 287,000 square feet of leases that are on a month to month basis or 0.9% of total annualized revenue.

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

The following summarizes the change in our Wholly Owned Properties:

	Six Months Ended June 30, 2004	Year Ended December 31, 2003
Office, Industrial and Retail Properties (rentable square feet in thousands)
Dispositions	(492)	(3,298)
Contributions to Joint Ventures	(1,270)	(291)
Developments Placed In-Service	141	191
Redevelopments	—	(221)
Acquisitions (including 1,319 from MG-HIW, LLC in 2003 and 1,358 from two joint ventures in 2004)	1,358	1,429

Net Change of In-Service Wholly Owned Properties	(263)	(2,190)

Customer Information

The following table sets forth information concerning the 20 largest customers of our Wholly Owned Properties as of June 30, 2004 ($ in thousands):

Customer	Rental Square Feet	Annualized Rental Revenue (1)	Percent of Total Annualized Rental Revenue(1)	Average Remaining Lease Term in Years
		($ in thousands)
Federal Government	752,155	$15,714	3.77%	6.7
AT&T	516,033	9,826	2.36	5.1
PricewaterhouseCoopers	297,795	7,313	1.75	6.3
State of Georgia	359,565	6,866	1.65	5.2
Sara Lee	1,195,383	4,673	1.12	3.6
IBM	194,934	4,105	0.98	2.2
Northern Telecom	246,000	3,651	0.88	4.2
Volvo	270,774	3,502	0.84	5.5
Lockton Companies	132,718	3,303	0.79	11.2
US Airways (2)	295,046	3,245	0.78	4.0
BB&T	229,459	3,206	0.77	7.7
T-Mobile USA	120,561	3,044	0.73	2.5
ITC Deltacom (3)	147,379	2,987	0.72	1.4
Bank of America	145,194	2,903	0.70	5.2
WorldCom and Affiliates	144,623	2,851	0.68	2.5
Ford Motor Company	125,989	2,727	0.65	6.1
CHS Professional Services	155,401	2,622	0.63	2.9
IKON	181,361	2,534	0.61	3.9
Hartford Insurance	112,751	2,458	0.59	2.8
Carlton Fields	95,771	2,412	0.58	0.5

Total	5,718,892	$89,942	21.58%	5.0

(1)	Annualized Rental Revenue is June 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(2)	In August 2002, US Airways filed voluntary petitions for reorganization under Chapter 11 of the US Bankruptcy Code. US Airways emerged from Chapter 11 bankruptcy protection in March 2003. On September 12, 2004, US Airways again filed voluntary petitions for reorganization under Chapter 11. No action has been taken to date with respect to the Operating Partnership’s leases with US Airways.
(3)	ITC Deltacom (formerly Business Telecom) is located in a property that, as of June 30, 2004, is under contract for sale. Although no assurances can be made, the sale is expected to close in early 2005.

Results of Operations

During the three months ended June 30, 2004, approximately 84.5% of our rental revenue was derived from our office properties. As a result, while we own and operate a limited number of industrial and retail properties, our operating results depend heavily on successfully leasing our office properties. Furthermore, since most of our office properties are located in Florida, Georgia and North Carolina, employment growth in those states is and will continue to be an important determinative factor in predicting our future operating results.

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

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases are higher or lower than the rents under the previous leases. The average straight-lined rate per square foot on new leases signed during the six months ended June 30, 2004 in our Wholly Owned Properties was 0.3% lower than the average rate per square foot on the expiring leases. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. Our average office lease term, excluding renewal periods is 4.5 years. Leases that will expire during the last six months of 2004 and which have not been renewed, approximate 2.0 million square feet of space. This square footage represents approximately 6.3% of our annualized revenue. As of September 30, 2004, based on our leasing efforts since December 31, 2003 and on other activity such as early lease terminations, the occupancy rate for our Wholly Owned Properties improved to 83.2%. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Properties – Lease Expirations.”

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

We also record income from our investments in unconsolidated affiliates, which are our joint ventures except for one joint venture, which is included in our Consolidated Financial Statements as a result of our continuing involvement with the properties – see Note 3 to the Consolidated Financial Statements. We record in “equity in earnings of unconsolidated affiliates” our proportionate share of the unconsolidated joint ventures’ net income or loss. During the first two quarters of 2004, income earned from our unconsolidated joint ventures aggregated $2.7 million which represented approximately 25.8% of our total net income.

Additionally, Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires us to record net income received from properties sold or held for sale separately as “income from discontinued operations.” As a result, we separately record revenues and expenses from these properties. During the six months ended June 30, 2004, income, including gains and losses from the sale of properties, from discontinued operations accounted for approximately 1.8% of our total net income.

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

Because the Company is a REIT, our partnership agreement requires us to distribute at least enough cash for the Company to be able to distribute at least 90.0% of its REIT taxable income to its stockholders. We generally use rents received from customers to fund our operating expenses, recurring capital expenditures, debt securities, guarantee obligations and common and preferred unit distributions. To fund property acquisitions, development activity or building renovations, we incur debt from time to time. As of June 30, 2004, we had $826.5 million of secured debt outstanding and $769.0 million of unsecured debt outstanding. Our debt consists of mortgage debt, unsecured debt securities and borrowings under our $250.0 million revolving loan (the “Revolving Loan”). As of December 31, 2004, we have $78.8 million of additional borrowing availability under our Revolving Loan.

Our Revolving Loan and the indenture governing our outstanding long-term unsecured debt securities each require us to satisfy various operating and financial covenants and performance ratios. As a result, to ensure that we do not violate the provisions of these debt instruments, we may from time to time be limited in undertaking certain activities that may otherwise be in our best interest, such as repurchasing partnership units, acquiring additional assets, increasing the total amount of our debt, or increasing unitholder distributions. We review our current and expected operating results, financial condition and planned strategic actions on an ongoing basis for the purpose of monitoring our continued compliance with these covenants and ratios. While we are currently in compliance with these covenants and ratios and expect to remain so for the foreseeable future, we cannot provide any assurance of such continued compliance and any failure to remain in compliance could result in an acceleration of some or all of our debt, severely restrict our ability to incur additional debt to fund short- and long-term cash needs, or result in higher interest expense. See Notes 5 and 14 to the Consolidated Financial Statements for disclosure regarding a waiver of and amendments to these covenants.

To generate additional capital to fund our growth and other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property, we may sell some of our properties or contribute them to joint ventures. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own and/or vacant land to a newly formed entity in which we retain an interest of 50.0% or less. In exchange for our equal or minority interest in the joint venture, we generally receive cash from the partner and retain all of the management income relating to the properties in the joint venture. The joint venture itself will frequently borrow money on its own behalf to finance the acquisition of and/or leverage the return upon the properties being acquired by the joint venture or to build or acquire additional buildings, typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary exceptions to non-recourse liability in non-recourse loans. See Note 11 to the Consolidated Financial Statements for additional information on certain debt guarantees.

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

RESULTS OF OPERATIONS

On January 1, 2002, we adopted SFAS No. 144. As described in Note 9 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2003 and 2004 or were held for sale at June 30, 2004. Accordingly, properties sold during 2003 and 2004 that did not meet certain conditions as stipulated by SFAS No. 144 were not reclassified to discontinued operations.

Three Months Ended June 30, 2004

The following table sets forth information regarding our results of operations for the three months ended June 30, 2004 and 2003 ($ in millions):

	Three Months Ended June 30,		$ Change	% of Change
	2004	2003
Rental and other revenues	$118.4	$126.2	$(7.8)	(6.2)%
Operating expenses:
Rental property and other expenses	42.3	44.0	(1.7)	(3.9)
Depreciation and amortization	34.4	35.7	(1.3)	(3.6)
General and administrative	7.6	6.8	0.8	11.8

Total operating expenses	84.3	86.5	(2.2)	(2.5)

Interest expense:
Contractual	27.3	30.2	(2.9)	(9.6)
Amortization of deferred financing costs	0.9	0.9	—	—
Financing obligations	1.4	4.2	(2.8)	(66.7)

	29.6	35.3	(5.7)	(16.2)

Other income/expense:
Interest and other income	1.4	1.9	(0.5)	(26.3)
Loss on debt extinguishment	(12.5)	—	(12.5)	(100.0)

	(11.1)	1.9	(13.0)	(684.2)
(Loss)/income before disposition of property, co-venture expense and equity in earnings of unconcolidated affiliates	(6.6)	6.3	(12.9)	(204.8)

Gains on disposition of property, net	14.4	1.6	12.8	800.0
Co-venture expense	—	(2.1)	2.1	100.0
Equity in earnings of unconsolidated affiliates	1.5	1.3	0.2	15.4

Income from continuing operations	9.3	7.1	2.2	31.0
Discontinued operations:
(Loss)/income from discontinued operations	—	1.0	(1.0)	(100.0)
(Loss)/gain on sale of discontinued operations	(3.9)	1.0	(4.9)	(490.0)

	(3.9)	2.0	(5.9)	(295.0)

Net income	5.4	9.1	(3.7)	(40.7)
Distributions on preferred units	(7.7)	(7.7)	—	—

Net (loss attributable to)/income available for common unitholders	$(2.3)	$1.4	$(3.7)	(264.3)%

Rental and Other Revenues

The decrease in rental and other revenues from continuing operations was primarily the result of the disposition of certain properties in 2003 and 2004 that were not included in discontinued operations, which negatively impacted rental and other revenues by approximately $5.2 million; a slight decrease in average occupancy rates in our Wholly Owned Properties from 83.1% for the three months ended June 30, 2003 to 82.8% for the three months ended June 30, 2004; a decrease of approximately $0.5 million in lease termination fees received in the three months ended June 30, 2004; a decrease of approximately $0.7 million in recovery income from certain operating expenses in the three months ended June 30, 2004; and a decrease in straight-line rental income as a result of a $0.8 million reserve established in June 2004 related to the bankruptcy of US Airways.

During the three months ended June 30, 2004, 250 second generation leases representing 2.2 million square feet of office, industrial and retail space were executed in our Wholly Owned Properties. The average rate per square foot on a GAAP basis over the lease term for these leases was 0.2% higher than the rent paid by previous customers.

As of the date of this filing, we are beginning to see a modest improvement in employment trends in a few of our markets and an improving economic climate in the Southeast. There has been modest positive absorption of office space in most of our markets during the last five quarters. Accordingly, we expect our occupancy rate to increase modestly during the remainder of 2004.

Operating Expenses

The decrease in rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) primarily resulted from the disposition of certain properties in 2003 and 2004 that were not included in discontinued operations, which positively impacted rental operating expenses by approximately $1.3 million offset by general inflationary increases, particularly salaries, benefits, utility costs, real estate taxes and insurance and the fact that certain fixed operating expenses do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes.

Rental and other operating expenses as a percentage of rental and other revenues increased from 34.9% for the three months ended June 30, 2003 to 35.7% for the three months ended June 30, 2004. The increase was a result of decreases in rental and other operating expenses as described above offset by a larger proportional decrease in rental and other revenues as describe above.

Excluding the effects of property acquisitions or dispositions, we expect rental and other operating expenses to increase slightly in the remainder of 2004 due to inflationary increases along with increases in certain fixed operating expenses that do not vary with occupancy.

The decrease in depreciation and amortization from continuing operations is primarily related to the disposition of certain properties sold in 2003 and 2004 which were not included in discontinued operations, which positively impacted depreciation and amortization by approximately $1.3 million; a decrease of approximately $1.5 million in leasing commissions and tenant improvement amortization; and a decrease of approximately $0.6 million in leasing commissions and tenant improvement write-offs in the three months ended June 30, 2004.

The increase in general and administrative expenses primarily relates to $1.4 million recognized in connection with a retirement package for the Company’s Chief Executive Officer, as described in Note 13 to the Consolidated Financial Statements and the following: (1) increased costs of personnel and consultants in connection with implementing the Sarbanes-Oxley Act and the restatement of the Company’s financial statements, (2) higher long-term incentive compensation costs, (3) a decrease in general and administrative expenses in 2003 from settlement of a litigation matter, and (4) higher salary, fringe benefit and employee relocation costs. These increases were partly offset by a decrease in compensation expense in 2004 related to dividend equivalent rights attached to option shares granted to certain executive officers in 1997. We account for the option shares using variable accounting as provided by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

In the remainder of 2004, general and administrative expenses are expected to significantly increase compared to 2003 due to inflationary increases in compensation, benefits and other expenses related to the implementation of the Sarbanes-Oxley Act, professional fees and other costs related to consideration of a strategic transaction that were incurred largely in the third quarter 2004, and professional fees and other costs related to the restatement of the Company’s financial statements.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average interest rates on outstanding debt from 6.6% in the three months ended June 30, 2003 to 6.3% in the three months ended June 30, 2004, primarily due to a debt refinancing completed in December 2003 and a decrease in average borrowings from $1.8 billion in the three months ended June 30, 2003 to $1.7 billion in the three months ended June 30, 2004. These decreases were partly offset by slightly lower capitalized interest in 2004 compared to 2003 due to lower average construction and development costs and a decrease in compensation recognized in 2004 related to certain deferred compensation programs.

The decrease in interest expense on financing obligations was primarily a result of the purchase of our partner’s interest in the Orlando City Group properties in MG-HIW, LLC in March 2004 which eliminated interest on the $62.5 million financing obligation. (See Note 3 to the Consolidated Financial Statements for additional information on real estate sales that are accounted for as financing transactions).

Total interest expense is expected to decline in the remainder of 2004 primarily due to (1) the December 2003 refinancing of certain long-term debt with new borrowings that have lower interest rates, and (2) the June 2004 refinancing of the Put Option Notes with borrowings on our Revolving Loan which currently has lower floating rate interest. Certain of these transactions are discussed in the footnotes to the Consolidated Financial Statements. This decline may be slightly offset by any increases in average debt balances resulting from acquisitions or other activities.

Other Income/Expense

The decrease in interest and other income in 2004 is primarily related to a decrease in interest income due to a collection of notes receivable during the three months ended June 30, 2004 and 2003 and lower interest rates earned on cash reserves.

The increase in loss on debt extinguishment was related to the $12.5 million loss recorded in 2004 related to the retirement of the Put Option Notes as described in Note 5 to the Consolidated Financial Statements.

Gains on Disposition of Property and Co-Venture Expense

In the three months ended June 30, 2004, gain on disposition of properties was comprised of a $16.2 million net gain related primarily to the disposition of approximately 1.3 million square feet of office properties contributed to the HIW-KC Orlando, LLC in June 2004, as discussed in Note 2 to the Consolidated Financial Statements. Offsetting this gain was a $1.8 million impairment loss on 27.0 acres of land, which is discussed further in Note 4 to the Consolidated Financial Statements. In the three months ended June 30, 2003, gain on disposition of properties was comprised of a $0.2 million net gain related primarily to the disposition of a nominal amount of square feet of office properties that did not meet certain conditions to be classified as discontinued operations and a $1.1 million gain on the disposition of 4.0 acres of land, as discussed in Note 6 to the Consolidated Financial Statements.

Co-venture expense relates to the operations of the MG-HIW, LLC non-Orlando City Group properties which were accounted for as a profit-sharing arrangement until July 2003. The decrease in co-venture expense is due to our acquisition of our partner’s interest in the non-Orlando City Group properties in July 2003 and the resultant elimination of recording co-venture expense as of that date.

Discontinued Operations

In accordance with SFAS No. 144, we classified net loss of $3.9 million as discontinued operations for the three months ended June 30, 2004. For the three months ended June 30, 2003, we classified net income of $2.0 million as discontinued operations. These amounts pertained to 1.2 million square feet of property and 7.8 acres of revenue-producing land sold during 2004 and 2003 and 0.2 million square feet of property and 88 apartment units held for sale at June 30, 2004. These amounts include (losses)/gains on the sale of these properties, net of impairment charges related to discontinued operations, of $(3.9) million and $1.0 million in the three months ended June 30, 2004 and 2003, respectively.

Preferred Unit Distributions

We recorded $7.7 million in preferred unit distributions in each of the three months ended June 30, 2004 and 2003.

Net Income

We recorded net income in the three months ended June 30, 2004 of $5.4 million, which was a 40.7% decrease from net income of $9.1 million in the three months ended June 30, 2003. The decrease was primarily due to the disposition of certain properties in 2004 and 2003, a decrease in average occupancy rates from 2003 to 2004, increases in general and administrative costs and loss on early extinguishment of debt as described above. These amounts were offset by lower rental property expenses, depreciation and amortization expense, interest expense and co-venture expense and an increase in gains on disposition of property as described above. In the remainder of 2004, we expect net income to be lower as compared with 2003 due to slightly rising average occupancy, pressure on GAAP rental rates, higher depreciation and amortization, higher property operating costs, and higher general and administrative costs (including professional fees and other costs related to consideration of a strategic transaction and professional fees and other costs related to the restatement of the Company’s financial statements) which amounts should be offset by lower interest expense and settlement of the Company’s bankruptcy claim against WorldCom as more fully described in Note 14 to the Consolidated Financial Statements.

Six Months Ended June 30, 2004

The following table sets forth information regarding our results of operations for the six months ended June 30, 2004 and 2003 ($ in millions):

	Six Months Ended June 30,		$ Change	% of Change
	2004	2003
Rental and other revenues	$238.6	$253.0	$(14.4)	(5.7)%
Operating expenses:
Rental property and other expenses	86.2	86.8	(0.6)	(0.7)
Depreciation and amortization	70.1	71.8	(1.7)	(2.4)
General and administrative	18.0	11.4	6.6	57.9

Total operating expenses	174.3	170.0	4.3	2.5

Interest expense:
Contractual	54.5	60.2	(5.7)	(9.5)
Amortization of deferred financing costs	2.1	1.8	0.3	16.7
Financing obligations	6.1	9.0	(2.9)	(32.2)

	62.7	71.0	(8.3)	(11.7)
Other income/expense:
Interest and other income	3.0	3.1	(0.1)	(3.2)
Loss on debt extinguishment	(12.5)	(14.7)	2.2	15.0

	(9.5)	(11.6)	2.1	(18.1)
Loss before disposition of property, co-venture expense and equity in earnings of unconsolidated affiliates	(7.9)	0.4	(8.3)	(2,075.0)

Gains on disposition of property, net	15.5	2.4	13.1	545.8
Co-venture expense	—	(4.2)	4.2	100.0
Equity in earnings of unconsolidated affiliates	2.7	2.4	0.3	12.5

Income from continuing operations	10.3	1.0	9.3	930.0
Discontinued operations:
Income from discontinued operations	0.2	2.1	(1.9)	(90.5)
Gain on sale of discontinued operations	—	0.9	(0.9)	(100.0)

	0.2	3.0	(2.8)	(93.3)

Net income	10.5	4.0	6.5	162.5
Distributions on preferred units	(15.4)	(15.4)	—	—

Net income/(loss attributable to) available for common unitholders	$(4.9)	$(11.4)	$6.5	57.0%

Rental and Other Revenues

The decrease in rental and other revenues from continuing operations was primarily the result of the disposition of certain properties in 2003 and 2004 that were not included in discontinued operations, which negatively impacted rental revenues by approximately $10.5 million; a slight decrease in average occupancy rates in our Wholly Owned Properties from 82.5% for the six months ended June 30, 2003 to 82.2% for the six months ended June 30, 2004; a decrease of approximately $0.5 million in lease termination fees received in the six months ended June 30, 2004; a decrease of approximately $2.0 million in recovery income from certain operating expenses in the six months ended June 30, 2004; and a decrease in straight-line rental income as a result of a $0.8 million reserve established in June 2004 related to the bankruptcy of US Airways.

During the six months ended June 30, 2004, 501 second generation leases representing 4.1 million square feet of office, industrial and retail space were executed in our Wholly Owned Properties. The average rate per square foot on a GAAP basis over the lease term for these leases was only 0.3 % lower than the rent paid by previous customers.

As of the date of this filing, we are beginning to see a modest improvement in employment trends in a few of our markets and an improving economic climate in the Southeast. There has been modest positive absorption of office space in most of our markets during the last five quarters. Accordingly, we expect our occupancy rate to increase modestly during the remainder of 2004.

Operating Expenses

The decrease in rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) primarily resulted from the disposition of certain properties in 2003 and 2004 that were not included in discontinued operations, which positively impacted rental operating expenses by approximately $2.7 million, offset by general inflationary increases, particularly salaries, benefits, utility costs, real estate taxes and insurance and the fact that certain fixed operating expenses do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes.

Rental and other operating expenses as a percentage of rental and other revenues increased from 34.3% for the six months ended June 30, 2003 to 36.1% for the six months ended June 30, 2004. The increase was a result of decreases in rental and other operating expenses as described above offset by a larger proportional decrease in rental and other revenues as describe above.

Excluding the effects of property acquisitions or dispositions, we expect rental and other operating expenses to increase slightly in the remainder of 2004 due to inflationary increases along with increases in certain fixed operating expenses that do not vary with occupancy.

The decrease in depreciation and amortization from continuing operations is primarily related to the disposition of certain properties sold in 2003 and 2004 which were not included in discontinued operations, which positively impacted depreciation and amortization by approximately $1.0 million; a decrease in leasing commissions and tenant improvement amortization; and a decrease in leasing commissions and tenant improvement write-offs in the six months ended June 30, 2004.

The increase in general and administrative expenses primarily relates to $4.6 million recognized in connection with a retirement package for the Company’s Chief Executive Officer, as described in Note 13 to the Consolidated Financial Statements and the following: (1) increased costs of personnel and consultants in connection with implementing the Sarbanes-Oxley Act and the restatement of the Company’s financial statements, (2) higher long-term incentive compensation costs, (3) a decrease in general and administrative expenses in 2003 from settlement of a litigation matter, and (4) higher salary, fringe benefit and employee relocation costs. These increases were partly offset by a decrease in compensation expense in 2004 related to dividend equivalent rights attached to option shares granted to certain officers in 1997. We account for the option shares using variable accounting as provided by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

In the remainder of 2004, general and administrative expenses are expected to significantly increase compared to 2003 due to inflationary increases in compensation, benefits and other expenses related to the implementation of the Sarbanes-Oxley Act, professional fees and other costs related to consideration of a strategic transaction that were incurred largely in the third quarter 2004, and professional fees and other costs related to the restatement of the Company’s financial statements.

Interest Expense

The decrease in contractual interest expense was primarily due to a decrease in average interest rates on outstanding debt from 6.6% in the six months ended June 30, 2003 to 6.3% in the six months ended June 30, 2004, primarily due to a debt refinancing completed in December 2003 and a decrease in average borrowings from $1.8 billion in the six months ended June 30, 2003 to $1.7 billion in the six months ended June 30, 2004. These decreases were partly offset by slightly lower capitalized interest in 2004 compared to 2003 due to lower average construction and development costs.

The decrease in interest expense on financing obligations was primarily a result of the purchase of our partner’s interest in the Orlando City Group properties in MG-HIW, LLC in March 2004 which eliminated interest on the $62.5 million financing obligation. (See Note 3 to the Consolidated Financial Statements for additional information on real estate sales that are accounted for as financing transactions).

Total interest expense is expected to decline in the remainder of 2004 primarily due to (1) the December 2003 refinancing of certain long-term debt with new borrowings that have lower interest rates, and (2) the June 2004 refinancing of the Put Option Notes with borrowings on the Operating Partnership’s Revolving Loan which currently has lower floating rate interest. Certain of these transactions are discussed in the footnotes to the Consolidated Financial Statements. This decline may be slightly offset by any increases in average debt balances resulting from acquisitions or other activities.

Other Income/Expense

The decrease in interest and other income in 2004 is primarily related to a decrease in interest income due to a collection of notes receivable during the six months ended June 30, 2004 and 2003 and lower interest rates earned on cash reserves.

In the six months ended June 30, 2004, a $12.5 million loss was recorded related to the retirement of the Put Option Notes described in Note 5 to the Consolidated Financial Statements. In the six months ended June 30, 2003, a $14.7 million loss was recorded related to retirement of the MOPPRS debt as described in Note 5 to the Consolidated Financial Statements.

Gains on Disposition of Property; Co-Venture Expense; Equity in Earnings of Unconsolidated Affiliates

In the six months ended June 30, 2004, gain on disposition of properties was comprised of a $16.2 million net gain related primarily to the disposition of approximately 1.3 million square feet of office properties contributed to the HIW-KC Orlando, LLC in June 2004, as discussed in Note 2 to the Consolidated Financial Statements. Offsetting this gain was a $1.8 million impairment loss on 27.0 acres of land, which is discussed further in Note 4 to the Consolidated Financial Statements. In the six months ended June 30, 2003, gain on disposition of properties was comprised of a $0.2 million net gain related primarily to the disposition of a nominal amount of square feet of office properties that did not meet certain conditions to be classified as discontinued operations and a $1.1 million gain on the disposition of 4.0 acres of land, as discussed in Note 6 to the Consolidated Financial Statements.

Co-venture expense relates to the operations of the MG-HIW, LLC non-Orlando City Group properties which were accounted for as a profit-sharing arrangement until July 2003.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $0.2 million and $3.0 million as discontinued operations for the six months ended June 30, 2004 and 2003, respectively. These amounts pertained to 1.2 million square feet of property and 7.8 acres of revenue-producing land sold during 2004 and 2003 and 0.2 million square feet of property and 88 apartment units held for sale at June 30, 2004. These amounts include gain on the sale of these properties, net of impairment charges related to discontinued operations, of $0.0 million and $0.9 million in the six months ended June 30, 2004 and 2003, respectively.

Preferred Unit Distributions

We recorded $15.4 million in preferred unit distributions in each of the six months ended June 30, 2004 and 2003.

Net Income

We recorded net income in the six months ended June 30, 2004 of $10.5 million, which was a 162.5% increase from net income of $4.0 million in the six months ended June 30, 2003. The increase is primarily due to lower rental property expenses, depreciation and amortization expense, interest expense and co-venture expense and an increase in gains on disposition of property. These increases were partly offset by decreases due to disposition of certain properties in 2004 and 2003, a decrease in average occupancy rates from 2003 to 2004, increases in general and administrative costs and loss on early extinguishment of debt as described above. In the remainder of 2004, we expect net income to be lower as compared with 2003 due to slightly rising average occupancy, pressure on GAAP rental rates, higher depreciation and amortization, higher property operating costs, and higher general and administrative costs (including professional fees and other costs related to consideration of a strategic transaction and professional fees and other costs related to the restatement of the Company’s financial statements) which amounts should be offset by lower interest expense and settlement of the Company’s bankruptcy claim against WorldCom as more fully described in Note 14 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Operating Partnership’s cash flows from the first six months of 2003 to the first six months of 2004 ($ in thousands):

	Six Months Ended June 30,		Change
	2004	2003
Cash Provided By Operating Activities	$75,569	$79,103	$(3,534)
Cash Provided By/(Used In) Investing Activities	25,153	(24,887)	50,040
Cash Used in Financing Activities	(110,704)	(52,451)	(58,253)

Total Cash Flows	$(9,982)	$1,765	$(11,747)

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

The decrease of $3.5 million in cash provided by operating activities was primarily a result of lower net income due to the disposition of certain properties in 2004 and 2003, a decrease in average occupancy rates for our wholly owned portfolio and an increase in general and administrative expenses. In addition, the level of net cash provided by operating activities is affected by the timing of receipt of revenues and payment of expenses.

The increase of $50.0 million in cash provided by investing activities was primarily a result of an increase in proceeds from disposition of real estate assets of approximately $54.4 million, partly offset by an increase of $3.5 million in contributions to unconsolidated affiliates.

Cash used in financing activities was $110.7 million for the six months ended June 30, 2004 and cash used in financing activities was $52.5 million for the six months ended June 30, 2003. The increase of $58.3 million was primarily a result of an increase in $87.9 million in net repayments on the unsecured Revolving Loan, mortgages and notes payable and financing obligations. This increase in cash used in financing activities was offset by a decrease of $10.0 million in distributions paid on Common Stock and Common Units and a $16.6 million decrease in the repurchase of Common Stock and Common Units in 2004.

In 2004, we expect to continue our capital recycling program of selectively disposing of non-core properties or other properties in order to use the net proceeds for investments or other purposes. At June 30, 2004, we had 0.4 million square feet of properties, 88 apartment units and 145.4 acres of land classified as held for sale pursuant to SFAS No. 144 with a carrying value of $65.0 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close by early 2005. However, we can provide no assurance that all these transactions will be consummated. As of December 31, 2004, we have closed on some of these transactions consisting of 0.2 million square feet of properties, 88 apartment units and 106.3 acres of land.

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

Capitalization

Our total indebtedness at June 30, 2004 was approximately $1.6 billion and was comprised of $826.5 million of secured indebtedness with a weighted average interest rate of 6.9% and $769.0 million of unsecured indebtedness with a weighted average interest rate of 5.4%. As of June 30, 2004, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate carrying value of approximately $1.4 billion. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

The following table sets forth a summary regarding our known contractual obligations at June 30, 2004 (in thousands):

	Payments Due By Period
	Total	Through Remainder of 2004	2005	2006	2007	2008	Thereafter
Fixed Rate Debt: (1)
Unsecured
Notes	$460,000	$—	$—	$110,000	$—	$100,000	$250,000
Secured:
Mortgage Loans Payable (2)	771,540	6,562	81,447	17,213	81,626	14,343	570,349

Total Fixed Rate Debt	1,231,540	6,562	81,447	127,213	81,626	114,343	820,349

Variable Rate Debt:
Unsecured:
Term Loan	120,000	—	120,000	—	—	—	—
Revolving Loan	189,000	—	—	189,000	—	—	—
Secured:
Mortgage Loans Payable (2)	54,945	144	289	51,344	3,168	—	—

Total Variable Rate Debt	363,945	144	120,289	240,344	3,168	—	—

Total Long-Term Debt	1,595,485	6,706	201,736	367,557	84,794	114,343	820,349

Operating Lease Obligations:
Land Leases	47,762	635	1,272	1,213	1,191	1,195	42,256
Purchase Obligations:
Completion Contracts (3)	7,794	7,784	10	—	—	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet:
Plaza Colonade Debt Repayment Guarantee (3)	2,468	—	—	2,468	—	—	—
Plaza Colonnade Completion Guarantee (3)	376	—	—	376	—	—	—
Highwoods DLF 97/26 DLF 99/32, LP Lease Guarantee (3)	855	—	—	—	—	855	—
HIW-KC Orlando, LLC Lease Guarantee (3)	4,730	34	83	92	97	97	4,327
RRHWoods, LLC and Dallas County Partners Lease Guarantee (3)	1,290	—	—	—	—	—	1,290
Capital One Lease Guarantee (4)	2,966	1,564	—	334	369	378	321
Industrial Portfolio Lease Guarantee (4)	2,089	592	991	506	—	—	—
Eastshore Financing Obligation (5)	28,880	—	—	28,880	—	—	—
SF-HIW Harborview Financing Obligation (5)	13,832	—	—	—	—	—	13,832
Tax Increment Financing Obligation (6)	20,633	687	775	863	913	976	16,419
DLF Note Payable (7)	3,191	98	216	250	286	325	2,016

Total	$1,732,351	$18,100	$205,083	$402,539	$87,650	$118,169	$900,810

(1)	The Operating Partnership’s unsecured notes of $460.0 million bear interest at rates ranging from 7.0% to 8.125% with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes together with other issuance costs is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes are redeemable at any time prior to maturity at our option, subject to certain conditions including the payment of make-whole amounts. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term, or are pre-payable subject to certain conditions including prepayment penalties.
(2)	The mortgage loans payable were secured by real estate assets with an aggregate carrying value of approximately $1.4 billion at June 30, 2004.
(3)	See Note 11 to the Consolidated Financial Statements for further discussion.
(4)	These liabilities represent gains that were deferred in accordance with SFAS No. 66 when we sold these properties to a third party. We defer gains on sales of real estate up to our maximum exposure to contingent loss. See Note 11 to the Consolidated Financial Statements.
(5)	These liabilities represent our financing obligation to either our partner in the respective joint venture or the third party buyer as a result of accounting for these transactions as financing arrangements. See Note 3 to the Consolidated Financial Statements.

(6)	In connection with Tax Increment Financing for construction of a public garage related to an office building constructed by us, we are obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.93%, is shown as a Financing Obligation in the balance sheet. We also receive special tax revenues and property tax rebates which are intended, but not guaranteed, to provide funds to pay the special assessments.
(7)	Represents a fixed obligation which we owe our partner in Highwoods DLF 98/29, LP. This amount arose from an excess contribution from our partner at the formation of the joint venture.

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

In late June 2004, we repaid $51.0 million of the increased borrowing under our Revolving Loan with proceeds from the sale of a 60.0% interest in five office buildings in Orlando, Florida and from the sale of a building at Highwoods Preserve in Tampa, Florida. See Notes 2 and 4 to the Consolidated Financial Statements for further details of these asset sales.

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

If we fail to comply with these financial ratios and other covenants, we would likely not be able to borrow any further amounts under the Revolving Loan, which could adversely affect our ability to fund our operations, and our lenders could accelerate any debt outstanding under our Revolving Loan, bank tern loans or our indenture. If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions to unitholders at expected levels or at all. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flows and ability to make distributions to unitholders. Any such refinancing could also impose tighter financial ratios and other covenants that could restrict our ability to take actions that could otherwise be in our unitholders’ best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions.

The following table sets forth more detailed information about our ratio and covenant compliance under the Revolving Loan and the bank term loans, which have identical covenants, assuming the amendments to the loan agreements had been in effect at June 30, 2004. If we fail to satisfy any of the covenants detailed in the table below (including the covenants regarding non-GAAP financial measures such as EBITDA, Cash Available for Distributions (“CAD”) and adjusted NOI) after the expiration of certain cure periods, the lenders under our Revolving Loan, our bank term loans and/or the construction loan in Kansas City for Colonnade could accelerate amounts outstanding thereunder, which aggregated $330.8 million at June 30, 2004. Certain of these definitions may differ from similar terms used in the accompanying Consolidated Financial Statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our Revolving Loan, including definitions of certain relevant terms, see the credit agreement governing our Revolving Loan which is incorporated by reference in this Quarterly Report in Exhibit 10.14.

June 30, 2004
Total Liabilities Less Than or Equal to 57.5% of Total Assets	53.0%
Unencumbered Assets Greater Than or Equal to 2 times Unsecured Debt	2.18
Secured Debt Less Than or Equal to 35% of Total Assets	27.9%
Adjusted EBITDA Greater Than 2.05 times Interest Expense	2.11
Adjusted EBITDA Greater Than 1.50 times Fixed Charges	1.54
Adjusted NOI Unencumbered assets Greater Than 2.25 times Interest on Unsecured Debt	2.48
Tangible Net Worth Greater Than $1.577 Billion	$1.59 billion
Restricted Payments, including distributions to shareholders, Less Than or Equal to 95% of CAD	66.5%

In June 2004, the Operating Partnership amended its Revolving Loan and two bank term loans. The changes excluded the $12.5 million charge taken related to the refinancing of the Put Option Notes from the calculations used to compute financial covenants.

In August 2004, the Operating Partnership further amended its Revolving Loan and two bank term loans. The changes excluded the effects of accounting for three sales transactions as financing or profit sharing arrangements under SFAS No. 66 from the calculations used to compute financial covenants, adjusted one financial covenant and temporarily adjusted a second financial covenant until the earlier of December 31, 2004 or the period when the Operating Partnership can record income from the anticipated settlement of a claim against WorldCom - see Note 14 to the Consolidated Financial Statements.

In early October 2004, the Operating Partnership obtained a waiver from the lenders of the Operating Partnership’s Revolving Loan and two bank term loans for certain covenant violations caused by the effects of the loss on debt extinguishment from the MOPPRS transaction in early 2003.

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

Current and Future Cash Needs

Historically, rental revenue has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, unitholder dividends, any guarantee obligations and recurring capital expenditures. In addition, we could incur tenant improvements and lease commissions related to any releasing of space at the Highwoods Preserve campus vacated by WorldCom.

In addition to the requirements discussed above, our short-term liquidity requirements also include the funding of first generation tenant improvements and lease commissions on properties placed in-service that are not fully leased. We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and some or all of the following:

•	borrowings under the Revolving Loan (which has up to $78.8 million of availability as of December 31, 2004);

•	the selective disposition of non-core assets or other assets;

•	the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions;

•	the issuance of secured debt (at December 31, 2004, we had approximately $2.2 billion of unencumbered real estate assets at cost) ; and

•	the issuance of new unsecured debt.

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

Off Balance Sheet Arrangements

The Operating Partnership has several off balance sheet joint venture and guarantee arrangements. The joint ventures were formed with unrelated investors to generate additional capital to fund property acquisitions, repay outstanding debt or fund other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own to a newly formed entity in which we retain an interest of 50.0% or less. In exchange for an equal or minority interest in the joint venture, we generally receive cash from the partner and retain the management income relating to the properties in the joint venture. For financial reporting purposes, the sales of assets we sold to one of our joint ventures is accounted for as a financing arrangement.

At June 30, 2004, our unconsolidated joint ventures had $800.6 million of total assets and $561.6 million of total liabilities. Our weighted average equity interest based on total assets of these unconsolidated joint ventures was 41.2%. During the six months ended June 30, 2004, these unconsolidated joint ventures earned $6.1 million of total net income of which our share was $2.7 million. For additional discussion of our unconsolidated joint ventures, see Note 2 in the Consolidated Financial Statements.

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

As of June 30, 2004, our unconsolidated joint ventures had $541.2 million of outstanding debt. The following table sets forth the principal payments due on that outstanding long-term debt as recorded on the respective joint venture’s books at June 30, 2004 ($ in thousands):

	Percent Owned	Total		Remainder of 2004	2005	2006	2007	2008	Thereafter
Board of Trade Investment Company	49.00%	$658		$93	$198	$215	$152	$—	$—
Dallas County Partners (1)	50.00%	41,225		514	1,106	4,487	13,405	5,842	15,871
Dallas County Partners II (1)	50.00%	21,859		636	1,375	1,522	1,684	1,863	14,779
Fountain Three (1)	50.00%	29,379		561	1,172	1,243	1,316	6,400	18,687
RRHWoods, LLC (1)	50.00%	69,923		209	468	500	4,313	459	63,974
Highwoods DLF 98/29, LP	22.81%	66,732		526	1,107	1,185	1,268	1,356	61,290
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	58,677		364	770	831	897	969	54,846
Highwoods-Markel Associates, LLC	50.00%	39,750		308	643	682	722	766	36,629
Concourse Center Associates, LLC	50.00%	9,608		89	189	202	217	232	8,679
Plaza Colonnade, LLC	50.00%	43,633		—	—	—	43,633	—	—
Highwoods KC Glenridge, LLC	40.00%	16,750		—	—	250	—	136	16,364
HIW-KC Orlando, LLC	40.00%	143,000		—	—	—	1,020	2,540	139,440

Total		$541,194	(2)	$3,300	$7,028	$11,117	$68,627	$20,563	$430,559

(1)	Des Moines joint ventures.
(2)	All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in the following paragraphs.

In connection with the Des Moines joint ventures, we guaranteed certain debt, and the maximum potential amount of future payments we could be required to make under the guarantees is $25.1 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which currently averages 1.08% and mature in 2015. Guarantees of $9.5 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased or when the related loans mature. As of June 30, 2004, these buildings were 93.2% and 75.0% leased, respectively. The remaining $7.0 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at June 30, 2004 is 89.0%. If the joint ventures are unable to repay the outstanding balance under the loans, we will be required, under the terms of the agreements, to repay the outstanding balance. Recourse provisions exist to enable us to recover some or all of our losses from the joint ventures’ assets and/or the other partner. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

In connection with the RRHWoods, LLC joint venture, we renewed our guarantee of $6.2 million to a bank in July 2003; this guarantee expires in September 2015 and may be renewed by us. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. We would be required to perform under the guarantee should the joint venture be unable to repay the bonds. We have recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of our proportionate share. The property collateralizing the bonds is 100.0% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing.

With respect to the Plaza Colonnade, LLC joint venture, we have included $2.8 million in other liabilities and adjusted the investment in unconsolidated affiliates by $2.8 million on our Consolidated Balance Sheet at June 30, 2004 related to two separate guarantees of a construction loan agreement and a construction completion agreement, which were subsequently terminated in December 2004. The construction loan was scheduled to mature in February 2006, with two one-year options to extend the maturity date that were conditional on completion and lease-up of the project. The term of the construction completion agreement required the core and shell of the building to be completed by December 15, 2005; the core and shell were completed in November 2004. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture were unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, we could have been required, under the terms of the agreements, to repay our 50.0% share of the outstanding balance under the construction loan and complete the construction of the office building.

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

In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire June 30, 2008. The tenant also leases space in other buildings owned by us. In conjunction with an overall restructuring of the tenant’s leases with us and with this joint venture, we agreed to certain changes to the lease with the joint venture in September 2003. The modifications include allowing the tenant to terminate the lease on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs beginning January 1, 2006. In turn, we agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. Based on the lease guarantee agreement, we recorded approximately $0.9 million in other liabilities and recorded a deferred charge of $0.9 million in September 2003. However, should new tenants occupy the vacated space during the two and a half year guarantee period, our liability under the guarantee would diminish. Our maximum potential amount of future payments with regards to this guarantee as of June 30, 2004 is $1.1 million. No recourse provisions exist to enable us to recover the amounts paid to the joint venture under this lease guarantee arrangement.

On February 20, 2004, we and Kapital-Consult, a European investment firm, formed Highwoods KC Glenridge, LLC, which on February 26, 2004, acquired from a third-party Glenridge Point Office Park, consisting of two office buildings aggregating 185,000 square feet located in the Central Perimeter sub-market of Atlanta. As of June 30, 2004, the buildings were 91.0% leased. We contributed $10.0 million to the joint venture in return for a 40.0% equity interest and Kapital-Consult contributed $14.9 million for a 60.0% equity interest in the partnership. The joint venture entered into a $16.5 million 10-year secured loan on the assets. We are the manager and leasing agent for this property and receive customary management fees and leasing commissions. The acquisition also includes 2.9 acres of development land that can accommodate 150,000 square feet of office space.

On June 28, 2004, Kapital-Consult, a European investment firm, bought an interest in HIW-KC Orlando, LLC, an entity formed by us. HIW-KC Orlando, LLC owns five in service office properties, encompassing 1.3 million rentable square feet, located in the central business district of Orlando, Florida, which were valued under the joint venture agreement at $212.0 million, including amounts related to our guarantees described below, and which were subject to a $136.2 million secured mortgage loan. Kapital-Consult contributed $42.1 million in cash and received a 60.0% equity interest in return. The joint venture borrowed $143.0 million under a ten-year fixed rate mortgage loan from a third party lender and repaid the $136.2 million loan. We retained a 40.0% equity interest in the joint venture and received net cash proceeds of $46.6 million, of which $33.0 million was used to pay down our $250.0 million revolving loan (the “Revolving Loan”) and $13.6 million was used to pay down another of our loans. In connection with this transaction, we agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in

August 2004 and expiring in April 2011. Additionally, we agreed to guarantee re-tenanting costs for approximately 11.0% of the joint venture’s total square footage. We recorded a $4.1 million contingent liability with respect to such guarantee as of June 30, 2004 and reduced the total amount of the gain recognized by the same amount. We believe our estimate related to the re-tenanting costs guarantee is accurate. However, if our assumptions prove to be incorrect, future losses may occur. The contribution was accounted for as a partial sale as defined by SFAS No. 66, and we recognized a $15.9 million gain in June 2004. Since we have an ongoing 40.0% financial interest in the joint venture and since we are engaged by the joint venture to provide management and leasing services for the joint venture, for which we receive customary management fees and leasing commissions, the operations of these properties will not be reflected as discontinued operations consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and the related gain on sale was included in continuing operations in June 2004.

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

Financing Arrangements

The following summarizes sales transactions that are accounted for as financing arrangements under paragraphs 25 through 29 under SFAS No. 66 at June 30, 2004.

- SF-HIW Harborview, LP

On September 11, 2002, we contributed Harborview Plaza, an office building located in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. We also entered into a master lease agreement with Harborview, LP for five years on the vacant space in the building (approximately 20.0%) and guaranteed payment of tenant improvements and lease commissions of $1.2 million. Our maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002 and was $1.2 million at June 30, 2004. Additionally, our partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to us in exchange for cash at any time during the one-year period commencing on September 11, 2014. The value of the 80.0% equity interest will be determined at the time, if ever, that such partner elects to exercise its put right, based upon the then fair market value of Harborview LP’s assets and liabilities, less 3.0%, which was intended to cover normal costs of a sale transaction.

Because of the put option and master lease agreement, this transaction is accounted for as a financing transaction. Consequently, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain on our books. As a result, we have established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the current fair value, which is $13.8 million at June 30, 2004, but not less than the original financing obligation. This adjustment is amortized prospectively through September 2014. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligations. We continue to depreciate the property and record all of the depreciation on our books. Additionally, any payments made under the master lease agreement are expensed as incurred ($0.05 million and $0.2 million was expensed during the six months ended June 30, 2004 and 2003, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or otherwise is terminated, we will record the transaction as a sale and recognize gain on sale.

- Eastshore Transaction

On November 26, 2002, we sold three buildings located in Richmond, Virginia for a total purchase price of $28.5 million in cash, which was paid in full by the buyer at closing (the “Eastshore” transaction). Each of the sold properties is a single tenant building leased on a triple-net basis to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc.

In connection with the sale, we entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any rent shortfalls which may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). Our maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and $14.5 million as of June 30, 2004. In June 2004, we began to make monthly payments to the buyer, at an annual rate of $0.1 million, as a result of the existing tenant renewing a lease in one building at a lower rental rate.

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

-MG-HIW, LLC

As previously disclosed, on March 2, 2004, we exercised our option and acquired our partner’s 80.0% interest in the Orlando City Group of MG-HIW, LLC. At the closing of the transaction, we paid our partner, Miller Global, $62.5 million and a $7.5 million letter of credit delivered to the seller in connection with the option was cancelled. The initial contribution of these assets was accounted for as a financing arrangement and continued to be so treated through March 1, 2004. The financing obligation was eliminated on March 2, 2004. Since the financing obligation was adjusted each period for a 20.0% leveraged internal rate of return guarantee, no gain or loss was recognized upon the extinguishment of the financing obligation.

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

The following table sets forth information regarding our interest rate hedge contracts as of June 30, 2004 ($ in thousands):

Type of Hedge	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	Fair Market Value
Interest Rate Swap	$20,000	6/1/2005	1 month USD-LIBOR-BBA	1.590%	$125

					$125

The interest rate on all of our variable rate debt is adjusted at one and three month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. During the second quarter of 2004, only a nominal amount was received from counter parties under interest rate hedge contracts.

Related Party Transactions

We have previously reported that we have had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by an executive officer and director of the Company. On January 17, 2003, we acquired an additional 23.5 acres of this land from GAPI, Inc. for cash and shares of Common Stock valued at $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by us was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between us and GAPI, Inc., we were entitled to the proceeds from the condemnation of $1.8 million, less the contracted purchase price between us and GAPI, Inc. for the condemned property of $0.7 million. On September 30, 2003, as a result of the condemnation, we received the proceeds of $1.8 million. A related party payable of $0.7 million to GAPI, Inc. related to the condemnation of the development land is included in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheet at June 30, 2004.

CRITICAL ACCOUNTING ESTIMATES

There were no changes to the critical accounting policies and estimates made by management in the six months ended June 30, 2004. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2003 amended Annual Report on Form 10-K.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by the National Association of Real Estate Investment Trusts (NAREIT) and appropriately excludes the cost of capital improvements and related capitalized interest is as follows:

•	Net income (loss) – computed in accordance with GAAP;

•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

•	Less gains or plus losses from sales of depreciable operating properties (excluding impairment losses – see Note 2 following the table), and items that are classified as extraordinary items under GAAP;

•	Less distributions to preferred unitholders;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•	Plus or minus adjustments for depreciation and amortization and gain/(loss) on sale related to discontinued operations.

Other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than us.

FFO and FFO per unit for the three and six months ended June 30, 2004 and 2003 are summarized in the following table ($ in thousands, except per unit amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Amount	Per Unit Diluted	Amount	Per Unit Diluted	Amount	Per Unit Diluted	Amount	Per Unit Diluted
Funds from operations:
Net income	$5,424		$9,084		$10,546		$4,011
Distributions to preferred unitholders	(7,713)		(7,713)		(15,426)		(15,426)

Net (loss)/income attributable to common unitholders	(2,289)	$(0.04)	1,371	$0.02	(4,880)	$(0.08)	(11,415)	$(0.19)
Add/(Deduct):
Depreciation and amortization of real estate assets	33,721	0.57	35,057	0.59	68,785	1.15	70,512	1.18
Gain on disposition of depreciable property (1)	(16,235)	(0.27)	(215)	—	(16,154)	(0.27)	(240)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	1,900	0.03	1,802	0.03	3,780	0.06	3,553	0.06
Discontinued operations (2):
Depreciation and amortization of real estate assets	225	—	700	0.01	509	0.01	1,472	0.02
Gain on sale (1)	—	—	(1,007)	(0.02)	(3,835)	(0.06)	(1,007)	(0.02)

Funds from operations applicable to common unitholders	$17,322	$0.29	$37,708	$0.63	$48,205	$0.81	$62,875	$1.05

Distribution payout data:
Distributions paid per common unit – diluted	$0.425		$0.425		$0.850		$1.010

As a % of funds from operations	146.6%		67.5%		104.9%		96.2%

Weighted average common units outstanding - diluted	59,613		59,705		59,756		59,868

Impairment adjustments included in funds from operations applicable to common units	$(3,856)	$(0.06)	$—	$—	$(3,856)	$(0.06)	$(325)	$(0.01)

(1)	In October 2003, NAREIT issued a Financial Reporting Alert that changed its current implementation guidance for FFO regarding impairment losses. Accordingly, impairment losses related to depreciable assets have now been included in FFO for the periods presented.
(2)	For further discussion related to discontinued operations, see Note 9 to the Consolidated Financial Statements.

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

As of June 30, 2004, we had $1,232 million of fixed rate debt outstanding. The estimated aggregate fair value of this debt at June 30, 2004 was $1,293 million. If interest rates increase by 100 basis points, the aggregate fair market value of fixed rate debt as of June 30, 2004 would decrease by approximately $34.5 million. If interest rates decrease by 100 basis points, the aggregate fair market value of fixed rate debt as of June 30, 2004 would increase by approximately $58.6 million.

As of June 30, 2004, we had $346.4 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2004, our interest expense would be increased or decreased approximately $3.5 million.

For a discussion of our interest rate hedge contracts in effect at June 30, 2004 see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Interest Rate Hedging Activities.” If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of June 30, 2004 would increase by approximately $0.3 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of June 30, 2004 would decrease by approximately $0.1 million.

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

•	activities undertaken and reports issued by employees in our internal audit department;

•	by management’s evaluation of the results of audits provided by our independent auditors in connection with their audit activities;

•	other personnel in our finance and accounting organization;

•	members of our internal disclosure committee; and

•	members of the Audit Committee of the Board of Directors of the Company.

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

Based on our evaluation of disclosure controls and procedures, as of the date of the filing of this Quarterly Report, the Company’s CEO and CFO believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in its financial reports has been made known to management, including the CEO and CFO, and other persons responsible for preparing such reports and is recorded, processed, summarized and reported.

INTERNAL CONTROL OVER FINANCIAL REPORTING

SEC rules also require us to maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Company’s directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

In January 2005, we filed amended reports to restate our previously reported financial results as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 included in our March 31, 2004 Quarterly Report on Form 10-Q and as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 included in our December 31, 2003 Annual Report on Form 10-K. Ernst & Young LLP has issued an unqualified opinion dated January 18, 2005 on our restated 2003, 2002 and 2001 Consolidated Financial Statements that are included in our 2003 amended Annual Report on Form 10-K.

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

Since late 2002, we have added several experienced staff to our Finance and Accounting Departments. These included an Assistant Controller (new position), a Director of Financial Standards and Compliance (new position), a Senior Director of Investor Relations (replacement) and a new Chief Financial Officer of our General Partner (replacement, as the former CFO assumed a new position within the Company). During 2003 and 2004 up to the filing date of this Quarterly Report, we have further improved our internal control over financial reporting by, among other things, expanding supervisory activities and monitoring techniques and strengthening our procedures designed to ensure that information relating to transactions directly or indirectly involving the Operating Partnership and its subsidiaries is made known to persons responsible for preparing our financial statements. We have also implemented revised checklists and additional management oversight of our accounting staff to ensure appropriate assessment and application of GAAP to all transactions, particularly complex transactions such as sales of real estate with continuing involvement that are governed by SFAS No. 66.

Other than the foregoing, there have been no changes in our internal controls over financial reporting since March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description
10.14	The Second Amendment to Credit Agreement among Highwoods Realty Limited Partnership, Highwoods Properties Inc., the Subsidiaries named therein and the Lenders named therein, dated as of June 10, 2004 listed as Exhibit No. 10.14 to the Quarterly Report on Form 10-Q of Highwoods Properties, Inc. for the quarter ended June 30, 2004 is incorporated herein by reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

On April 2, 2004, the Company filed a current report on Form 8-K reporting under Item 5 certain information regarding the pending retirement of the Company’s Chief Executive Officer.

On June 7, 2004, the Company filed a current report on Form 8-K reporting under Item 5 the Company’s refinancing of $100.0 million of Exercisable Put Option Securities.

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
(Principal Financial and Accounting Officer)

Date: January 19, 2005