Form 10-K
period 2004-12-31
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2006-02-17
CIK 941713

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

There is no public trading market for the Common Units. As a result, an aggregate market value of the Common Units cannot be determined.

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

ITEM 1. BUSINESS

General

The Operating Partnership is managed by its sole general partner, the Company, a fully-integrated, self-administered and self-managed equity REIT that began operations through a predecessor in 1978. We are one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. At December 31, 2004, the Company:

•	wholly owned 444 in-service office, industrial and retail properties, encompassing approximately 33.9 million rentable square feet, and 125 apartment units;

•	owned an interest (50.0% or less) in 66 in-service office and industrial properties, encompassing approximately 6.9 million rentable square feet, and 418 apartment units. One of these in-service properties has been sold but is consolidated at December 31, 2004 as a result of our continuing involvement in accordance with SFAS No. 66. See Note 1 to the Consolidated Financial Statements for a description of our accounting policy for investments in joint ventures;

•	wholly owned 1,115 acres of undeveloped land that is suitable to develop approximately 14 million rentable square feet of office, industrial and retail space;

•	was developing an additional eight properties, which will encompass approximately 1.1 million rentable square feet (including four properties encompassing 430,000 rentable square feet that we are developing with 50.0% joint venture partners); and

•	owned a 50.0% interest in a joint venture that is developing a multi-family property consisting of 156 apartment units on 7.8 acres of land, and that is consolidated under provisions of FIN 46.

At December 31, 2004, the Company owned 100.0% of the Preferred Units and 89.8% of the Common Units in the Operating Partnership. The remaining 10.2% of the Common Units (“Redeemable Common Units”) is owned by limited partners (including certain officers and directors of the Company). Each Redeemable Common Unit is redeemable by the holder for the cash value of one share of Common Stock or, at the Company’s option, one share of Common Stock. In 2004, the Company redeemed in cash from limited partners 46,588 Redeemable Common Units and converted 54,308 Redeemable Common Units to shares of Common Stock. These transactions increased the percentage of Common Units owned by the Company from 89.5% at December 31, 2003 to 89.8% at December 31, 2004. The Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s Preferred Stock offerings that occurred in 1997 and 1998. The net proceeds raised from the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as more fully described in Note 9 to the Consolidated Financial Statements.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604 and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets.

Our business is the acquisition, development and operation of rental real estate properties. We operate office, industrial and retail properties and apartment units. There are no material inter-segment transactions. See Note 17 to the Consolidated Financial Statements for a summary of the rental income, net operating income and assets for each reportable segment.

In addition to this Annual Report, we and the Company file or furnish quarterly and current reports, proxy statements and other information with the SEC. All documents that the Company files or furnishes with the SEC are made available as soon as reasonably practicable free of charge on our corporate website, which is http://www.highwoods.com. The information on this website is not and should not be considered part of this Annual Report and is not incorporated by reference in this document. This website is only intended to be an inactive textual reference. You may also read and copy any document that we file or furnish at the public reference facilities of the SEC at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at (800) 732-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet (http://www.sec.gov). In addition, since some of our securities are listed on the New York Stock Exchange, you can read similar information about us at the offices of the New York Stock Exchange at 20 Broad Street, New York, New York 10005.

Customers

The following table sets forth information concerning the 20 largest customers of our Wholly Owned Properties as of December 31, 2004:

Customer	Rental Square Feet	Annualized Rental Revenue (1)	Percent of Total Annualized Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	789,696	$16,466	3.87%	6.7
AT&T (2)	537,529	10,008	2.35	4.1
PricewaterhouseCoopers	297,795	7,385	1.74	5.3
State of Georgia	361,687	7,070	1.66	4.2
T-Mobile USA	205,394	4,757	1.12	4.5
Sara Lee	1,195,383	4,682	1.10	2.7
IBM	194,649	4,100	0.96	1.2
Nortel	246,000	3,651	0.86	3.2
Volvo	270,774	3,483	0.82	4.6
US Airways (3)	295,046	3,376	0.79	3.0
Lockton Companies	132,718	3,303	0.78	10.2
BB&T	229,459	3,252	0.77	6.7
CHS Professional Services	168,436	2,994	0.70	2.1
ITC Deltacom (4)	147,379	2,989	0.70	0.4
Ford Motor Company	125,989	2,729	0.64	5.1
IKON	181,361	2,610	0.61	1.7
MCI (5)	127,268	2,533	0.60	1.5
Hartford Insurance	116,010	2,508	0.59	1.8
Aspect Communications	116,692	2,343	0.55	1.9
Jacob’s Engineering	229,626	2,258	0.53	11.3

Total (6)	5,968,891	$92,497	21.74%	4.5

(1)	Annualized Rental Revenue is rental revenue (base rent plus operating expense pass-throughs) for the month of December 2004 multiplied by 12.
(2)	The merger of AT&T and SBC Communications, Inc. was completed on November 18, 2005. At December 31, 2004, SBC Communications, Inc. leased 5,119 square feet from us with $0.1 million in annualized revenue.
(3)	On September 12, 2004, US Airways filed voluntary petitions for reorganization under Chapter 11. US Airways’ plan of reorganization under Chapter 11 was approved by the US Bankruptcy Court on September 16, 2005, and US Airways completed a merger with America West Airlines on September 27, 2005.
(4)	ITC Deltacom (formerly Business Telecom) leased space in a property that was under contract for sale as of December 31, 2004 and which sale occurred in March 2005.
(5)	Verizon Communications Inc. acquired MCI, Inc. on January 6, 2006.
(6)	Excludes properties recorded on our Balance Sheet that were sold but accounted for as financings under SFAS No. 66. See Note 3 to the Consolidated Financial Statements.

Operating Strategy

Efficient, Customer Service-Oriented Organization. We provide a complete line of real estate services to our customers and third parties. We believe that our in-house development, acquisition, construction management, leasing and property management services allow us to respond to the many demands of our existing and potential customer base. We provide our customers with cost-effective services such as build-to-suit construction and space modification, including tenant improvements and expansions. In addition, the breadth of our capabilities and resources provides us with market information not generally available. We believe that the operating efficiencies achieved through our fully integrated organization also provide a competitive advantage in setting our lease rates and pricing other services.

Capital Recycling Program. Our strategy has been to focus our real estate activities in markets where we believe our extensive local knowledge gives us a competitive advantage over other real estate developers and operators. Through our capital recycling program, we generally seek to:

•	selectively dispose of non-core properties in order to use the net proceeds to improve our balance sheet by reducing outstanding debt and Preferred Unit balances, for new investments or other purposes;

•	engage in the development of office and industrial projects in our existing geographic markets, primarily in suburban in-fill business parks; and

•	acquire selective suburban office and industrial properties in our existing geographic markets at prices below replacement cost that offer attractive returns.

Our capital recycling activities benefit from our local market presence and knowledge. Our division officers have significant real estate experience in their respective markets. Based on this experience, we believe that we are in a better position to evaluate capital recycling opportunities than many of our competitors. In addition, our relationships with our customers and those tenants at properties for which we conduct third-party fee-based services may lead to development projects when these tenants seek new space.

The following table summarizes the changes in square footage in our Wholly Owned Properties during each of the three years ended December 31, 2004:

	2004		2003	2002
	(rentable square feet in thousands)
Office, Industrial and Retail Properties:
Dispositions (includes 225 in 2002 related to the Eastshore transaction)	(1,263)		(3,298)	(2,270)
Contributions to Joint Ventures (includes 205 related to SF-HIW Harborview, LLP in 2002)	(1,270	)(1)	(291)	(205)
Developments Placed In-Service	141		191	2,214
Redevelopment/Other	(21)		(221)	(52)
Acquisitions (1)	1,357		1,429	205

Net Change of In-Service Wholly Owned Properties	(1,056)		(2,190)	(108)

(1)	Includes 1,270,000 square feet of properties in Orlando, Florida acquired from MG-HIW, LLP in March 2004 and contributed to HIW-KC Orlando, LLC in June 2004.

In addition, we sold 88 apartment units during 2004.

Conservative and Flexible Balance Sheet. We are committed to maintaining a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. Accordingly, we expect to meet our long-term liquidity requirements through a combination of any one or more of:

•	cash flow from operating activities;

•	borrowings under our $250.0 million unsecured revolving credit facility (the “Revolving Loan”);

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by both the Company and the Operating Partnership;

•	the selective disposition of non-core land and other assets; and

•	private equity capital raised from unrelated joint venture partners that may involve the sale or contribution of our Wholly Owned Properties, development projects or development land to joint ventures formed with such partners.

Geographic Diversification. We do not believe that our operations are significantly dependent upon any particular geographic market. Currently, including our various joint ventures, our portfolio consists primarily of office properties throughout the Southeast and retail and office properties in Kansas City, Missouri, including one significant mixed retail and office property, and office properties in Des Moines, Iowa (joint venture).

Competition

Our properties compete for tenants with similar properties located in our markets primarily on the basis of location, rent, services provided and the design and condition of the facilities. We also compete with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire, develop and operate properties.

Employees

As of December 31, 2004, we employed 549 persons.

ITEM 1A. RISK FACTORS

An investment in our securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information contained in this Annual Report before trading in our securities. If any of these risks actually occur, our business, operating results, prospects and financial condition could be harmed.

Our performance is subject to risks associated with real estate investment. We are a real estate company that derives most of our income from the ownership and operation of our properties. There are a number of factors that may adversely affect the income that our properties generate, including the following:

•	Economic Downturns. Downturns in the national economy, particularly in the Southeast, generally will negatively impact the demand and rental rates for our properties.

•	Oversupply of Space. An oversupply of space in our markets would typically cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates.

•	Competitive Properties. If our properties are not as attractive to tenants (in terms of rents, services, condition or location) as other properties that are competitive with ours, we could lose tenants to those properties or receive lower rental rates.

•	Renovation Costs. In order to maintain the quality of our properties and successfully compete against other properties, we periodically have to spend money to maintain, repair and renovate our properties.

•	Customer Risk. Our performance depends on our ability to collect rent from our customers. While our top customer accounted for less than 4.0% of our total revenue at December 31, 2004, our financial condition could nonetheless be adversely affected by financial difficulties experienced by a major customer, or by a number of smaller customers, including bankruptcies, insolvencies or general downturns in business.

•	Reletting Costs. As leases expire, we try to either relet the space to the existing customer or attract a new customer to occupy the space. In either case, we likely will incur significant costs in the process, including potentially substantial tenant improvement expense or lease incentives. In addition, if market rents have declined since the time the expiring lease was executed, the terms of any new lease signed likely will not be as favorable to us as the terms of the expiring lease, thereby reducing the rental revenue earned from that space.

•	Regulatory Costs. There are a number of government regulations, including zoning, tax and accessibility laws that apply to the ownership and operation of real estate properties. Compliance with existing and newly adopted regulations may require us to incur significant costs on our properties.

•	Fixed Nature of Costs. Most of the costs associated with owning and operating our properties are not necessarily reduced when circumstances such as market factors and competition cause a reduction in rental revenues from the property. Increases in such fixed operating expenses, such as increased real estate taxes, would reduce our net income.

•	Environmental Problems. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. The clean up can be costly. The presence of or failure to clean up contamination may adversely affect our ability to sell or lease a property or to borrow funds using a property as collateral.

•	Competition. A number of other major real estate investors with significant capital compete with us. These competitors include publicly-traded REITs, private REITs, private real estate investors and private institutional investment funds.

Future acquisitions and development properties may fail to perform in accordance with our expectations and may require development and renovation costs exceeding our estimates. In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire additional properties. However, changing market conditions, including competition from others, may diminish our opportunities for making attractive acquisitions. Once made, our investments may fail to perform in accordance with our expectations. In addition, the renovation and improvement costs we incur in bringing an acquired property up to market standards may exceed our estimates. Although we anticipate financing future acquisitions and renovations through a combination of advances under the Revolving Loan and other forms of secured or unsecured financing, no assurance can be given that we will have the financial resources to make suitable acquisitions or renovations on favorable terms or at all.

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

Illiquidity of real estate investments and the tax effect of dispositions could significantly impede our ability to sell assets or to respond to favorable or adverse changes in the performance of our properties. Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. In addition, approximately $1.3 billion of our real assets (undepreciated book value) are encumbered by $822.6 million in mortgage loans as of December 31, 2004 under which we could incur significant prepayment penalties if such loans were paid off in connection with the sale of the underlying real estate assets. Such loans, even if assumed by a buyer rather than being paid off, could reduce the sale proceeds if we decided to sell such assets.

We intend to continue to sell some of our properties in the future. However, we cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

Certain of our properties have low tax bases relative to their fair value, and accordingly, the sale of such assets would generate significant taxable gains unless we sold such properties in a tax-free exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there could be a delay in reinvesting such proceeds. Any delay in using the reinvestment proceeds to acquire additional income producing assets would reduce our income from operations.

In addition, the sale of certain properties acquired in the J.C. Nichols Company merger in July 1998 would require the Company to pay corporate-level tax under Section 1374 of the Internal Revenue Code on the built-in gain relating to such properties unless we sold such properties in a tax-free exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction. This tax will no longer apply after we have owned the assets for ten years or more. As a result, we may be limited or restricted in our ability to sell any of these properties. Although we have no current plans to dispose of any properties in a manner that would require the Company to pay corporate-level tax under Section 1374, we would consider doing so if the Company’s management determines that a sale of a property would be in our best interest based on consideration of a number of factors, including the price being offered for the property, the operating performance of the property, the tax consequences of the sale and other factors and circumstances surrounding the proposed sale.

The success of our joint venture activity depends upon our ability to work effectively with financially sound partners. Instead of owning properties directly, we have in some cases invested, and may continue to invest, as a partner or a co-venturer with one or more third parties. Under certain circumstances, this type of investment may involve risks not otherwise present, including the possibility that a partner or co-venturer might become bankrupt or that a partner or co-venturer might have business interests or goals inconsistent with ours. Also, such a partner or co-venturer may take action contrary to our instructions or requests or contrary to provisions in our joint venture agreements that could harm us.

Our insurance coverage on our properties may be inadequate. We carry comprehensive insurance on all of our properties, including insurance for liability, fire and flood. Insurance companies, however, limit coverage against certain types of losses, such as losses due to terrorist acts, named windstorms and toxic mold. Thus, we may not have insurance coverage, or sufficient insurance coverage, against certain types of losses and/or there may be decreases in the limits of insurance available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. If any of our properties were to experience a catastrophic loss, it could disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Our existing property and casualty insurance policies have been renewed through June 30, 2006.

Our use of debt to finance our operations could have a material adverse effect on our cash flow. We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required payment obligations, difficulty in complying with financial ratios and other covenants and the inability to refinance existing indebtedness. Increases in interest rates on our variable rate debt would increase our interest expense. If we fail to comply with the financial ratios and other covenants under our Revolving Loan, we would likely not be able to borrow any further amounts under the Revolving Loan, which could adversely affect our ability to fund our operations, and our lenders could accelerate outstanding debt. Unwaived defaults, if any, under our debt instruments could result in an acceleration of some of our outstanding debt. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow. Any such refinancing could also impose tighter financial ratios and other covenants that could restrict our ability to take actions that could otherwise be in our best interest, such as funding new development activity or making opportunistic acquisitions. If we do not meet our mortgage financing obligations, any properties securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow.

SEC investigation. As previously disclosed, the SEC’s Division of Enforcement has issued a confidential formal order of investigation in connection with the Company’s previous restatement of its financial results. Even though the Company’s management is cooperating fully, we cannot assure you that the SEC’s Division of Enforcement will not take any action that would adversely affect us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wholly Owned Properties

As of December 31, 2004, the Company owned 100.0% interests in 444 in-service office, industrial and retail properties, encompassing approximately 33.9 million rentable square feet, and 125 apartment units. The following table sets forth information about its Wholly Owned Properties at December 31, 2004:

	Rentable Square Feet		Occupancy	Percentage of Annualized Rental Revenue (1)
Market				Office	Industrial	Retail	Total
Raleigh (2)	4,597,000		83.8%	15.7%	0.2%	—	15.9%
Atlanta	6,826,000		83.7	11.7	3.1	—	14.8
Tampa	4,196,000		71.0	13.4	—	—	13.4
Kansas City	2,308,000	(3)	94.1	4.2	—	8.5%	12.7
Nashville	2,870,000		93.3	11.9	—	—	11.9
Piedmont Triad (4)	6,651,000		92.5	6.3	4.2	—	10.5
Richmond	1,835,000		94.1	7.0	—	—	7.0
Memphis	1,216,000		83.2	4.5	—	—	4.5
Charlotte	1,492,000		72.9	3.9	—	—	3.9
Greenville	1,127,000		80.5	3.1	0.1	—	3.2
Columbia	426,000		60.4	1.0	—	—	1.0
Orlando	222,000		93.3	0.9	—	—	0.9
Other	100,000		61.3	0.3	—	—	0.3

Total (5)	33,866,000		85.0%	83.9%	7.6%	8.5%	100.0%

(1)	Annualized Rental Revenue is rental revenue (base rent plus operating expense pass-throughs) for the month of December 2004 multiplied by 12.
(2)	Raleigh market encompasses the Raleigh, Cary and Durham metropolitan area.
(3)	Excludes basement space in the Country Club Plaza property of 430,000 square feet.
(4)	Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.
(5)	Excludes properties recorded on our Consolidated Balance Sheet that were sold but accounted for as financings under SFAS No. 66.

The following table sets forth information about our Wholly Owned Properties and our development properties as of December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003
	Rentable Square Feet	Percent Leased/ Pre-Leased	Rentable Square Feet	Percent Leased/ Pre-Leased
In-Service:
Office (1)	24,628,000	82.7%	25,303,000	79.2%
Industrial	7,829,000	90.2	8,092,000	85.7
Retail (2)	1,409,000	97.3	1,527,000	96.3

Total or Weighted Average	33,866,000	85.0%	34,922,000	81.5%

Development:
Completed—Not Stabilized (3)
Office (1)	—	—	140,000	36.0%
Industrial	353,000	100.0%	—	—

Total or Weighted Average	353,000	100.0%	140,000	36.0%

In Process (4)
Office (1)	358,000	100.0%	112,000	100.0%
Industrial	—	—	350,000	100.0
Retail	9,600	44.0	—	—

Total or Weighted Average	367,600	98.5%	462,000	100.0%

Total:
Office (1)	24,986,000		25,555,000
Industrial	8,182,000		8,442,000
Retail (2)	1,418,600		1,527,000

Total or Weighted Average (4) (5)	34,586,600		35,524,000

(1)	Substantially all of our office properties are located in suburban markets.
(2)	Excludes basement space in the Country Club Plaza property of 430,000 square feet.
(3)	Not stabilized is defined as less than 95.0% occupied or less than a year from completion.
(4)	Excludes a 156-unit multi-family residential development that is 50.0% owned and which is consolidated under the provisions of FIN 46. This development commenced in late 2004.
(5)	Excludes properties recorded on our Consolidated Balance Sheet that were sold but accounted for as financings or profit sharing arrangements under SFAS No. 66.

Development Land

We estimate that we can develop approximately 14 million square feet of office, industrial and retail space on the Company’s 1,115 acres of development land that was wholly owned as of December 31, 2004. All of this development land is zoned and available for office, industrial or retail development, substantially all of which has utility infrastructure already in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us a development advantage over other commercial real estate development companies in many of our markets. Any future development, however, is dependent on the demand for office, industrial or retail space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the development land. In addition, if construction is undertaken on the development land, we will be subject to the risks associated with construction activities, including the risks that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense. We may also develop properties other than office, industrial and retail on certain parcels with unrelated joint venture partners. We consider slightly more than half of our development land to be non-core assets as such excess land is not necessary for our foreseeable future development needs. We are actively working to dispose of such non-core development land through sales to other parties or contributions to joint ventures.

Other Properties

As of December 31, 2004, the Company owned an interest (50.0% or less) in 66 in-service office and industrial properties, one of which we have a 20.0% joint venture interest, but such property is consolidated as a result of our continuing involvement with the property. The properties encompass approximately 6.9 million rentable square feet and 418 apartment units. These properties exclude approximately 431,000 square feet of properties under development that have not yet achieved stabilization. The following table sets forth information about these properties at December 31, 2004:

	Rentable Square Feet		Occupancy		Percentage of Annualized Rental Revenue (1)
Market					Office	Industrial	Retail	Multi-Family	Total
Des Moines	2,253,000	(2)	91.4	%(3)	28.6%	3.6%	1.0%	3.5%	36.7%
Orlando	1,683,000		89.7		25.7	—	—	—	25.7
Atlanta	835,000		92.5		12.9	—	—	—	12.9
Raleigh (4)	455,000		99.5		3.7	—	—	—	3.7
Kansas City	428,000		86.4		8.4	—	—	—	8.4
Piedmont Triad (5)	364,000		100.0		4.0	—	—	—	4.0
Tampa	205,000		99.1		2.1	—	—	—	2.1
Charlotte	148,000		100.0		0.8	—	—	—	0.8
Richmond	413,000		99.7		5.2	—	—	—	5.2
Other	110,000		100.0		0.5	—	—	—	0.5

Total	6,894,000		92.9%		91.9%	3.6%	1.0%	3.5%	100.0%

(1)	Annualized Rental Revenue is rental revenue (base rent plus operating expense pass-throughs) for the month of December 2004 multiplied by 12.
(2)	Excludes Des Moines’ apartment units.
(3)	Excludes Des Moines’ apartment occupancy percentage of 95.7%.
(4)	Raleigh market encompasses the Raleigh, Cary and Durham metropolitan area.
(5)	Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.

As of December 31, 2004, we owned 50.0% interests in two joint ventures that are developing 430,000 rentable square feet of office properties. The following table sets forth information about these properties at December 31, 2004 ($ in thousands):

Property	% Ownership	Market	Rentable Square Feet	Anticipated Total Investment		Investment at 12/31/2004		Pre-leasing	Actual Completion Date	Actual or Estimated Stabilization Date
Plaza Colonnade, LLC	50.0%	Kansas City	285,000	$71,500	(1)	$65,099	(1)	76.0%	4Q04	3Q05
Summit	50.0%	Des Moines	35,000	3,559		3,435		75.0	3Q04	3Q05
Pinehurst	50.0%	Des Moines	35,000	3,559		3,497		79.0	3Q04	3Q05
Sonoma	50.0%	Des Moines	75,000	9,364		202		—	2Q05	2Q06

Total or Weighted Average			430,000	$87,982		$72,233		63.0%

(1)	Includes $16.2 million in investment cost that has been funded by tax increment financing.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at our Wholly Owned Properties (excluding apartment units) as of December 31, 2004. The table includes the effects of any early renewals exercised by tenants as of December 31, 2004.

Office Properties (1):

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
			($ in thousands)
2005 (3)	3,114,226	15.2%	$56,694	$18.20	15.9%
2006	3,179,399	15.5	59,037	18.57	16.6
2007	2,069,793	10.2	35,202	17.01	9.9
2008	3,111,840	15.3	50,196	16.13	14.1
2009	2,838,459	13.9	49,006	17.27	13.7
2010	1,913,500	9.4	34,812	18.19	9.8
2011	1,389,886	6.8	25,769	18.54	7.2
2012	766,121	3.8	14,066	18.36	3.9
2013	480,340	2.4	8,087	16.84	2.3
2014	419,418	2.1	7,868	18.76	2.2
Thereafter	1,099,229	5.4	15,834	14.40	4.4

	20,382,211	100.0%	$356,571	$17.49	100.0%

Industrial Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
			($ in thousands)
2005 (4)	1,981,682	28.2%	$8,377	$4.23	25.9%
2006	964,023	13.7	4,821	5.00	14.9
2007	1,897,292	26.9	8,746	4.61	27.1
2008	627,041	8.9	2,851	4.55	8.8
2009	644,325	9.1	3,598	5.58	11.1
2010	159,418	2.3	795	4.99	2.5
2011	150,822	2.1	713	4.73	2.2
2012	171,340	2.4	435	2.54	1.3
2013	102,384	1.5	621	6.07	1.9
2014	206,731	2.9	799	3.86	2.5
Thereafter	142,170	2.0	596	4.19	1.8

	7,047,228	100.0%	$32,352	$4.59	100.0%

(1)	Excludes properties recorded on our Consolidated Balance Sheet that were sold but accounted for as financings under SFAS No. 66.
(2)	Annualized Rental Revenue is rental revenue (base rent plus operating expense pass-throughs) for the month of December 2004 multiplied by 12.
(3)	Includes 104,000 square feet of leases that are on a month-to-month basis or 0.4% of total annualized rental revenue.
(4)	Includes 212,000 square feet of leases that are on a month-to-month basis or 0.2% of total annualized rental revenue.

Retail Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (1)
			($ in thousands)
2005 (2)	64,184	4.7%	$1,747	$27.22	4.8%
2006	101,607	7.4	2,498	24.58	6.9
2007	79,810	5.8	2,197	27.53	6.1
2008	131,003	9.6	3,711	28.33	10.3
2009	190,401	13.9	4,735	24.87	13.1
2010	88,790	6.5	2,989	33.66	8.3
2011	58,071	4.2	1,867	32.15	5.2
2012	140,336	10.2	3,923	27.95	10.9
2013	108,866	7.9	2,681	24.63	7.4
2014	83,349	6.1	1,570	18.84	4.3
Thereafter	324,988	23.7	8,212	25.27	22.7

	1,371,405	100.0%	$36,130	$26.35	100.0%

Total (3):

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (1)
			($ in thousands)
2005 (4)	5,160,092	17.9%	$66,818	$12.95	15.6%
2006	4,245,029	14.7	66,356	15.63	15.6
2007	4,046,895	14.1	46,145	11.40	10.9
2008	3,869,884	13.4	56,758	14.67	13.4
2009	3,673,185	12.8	57,339	15.61	13.5
2010	2,161,708	7.5	38,596	17.85	9.1
2011	1,598,779	5.6	28,349	17.73	6.7
2012	1,077,797	3.7	18,424	17.09	4.3
2013	691,590	2.4	11,389	16.47	2.7
2014	709,498	2.5	10,237	14.43	2.4
Thereafter	1,566,387	5.4	24,642	15.73	5.8

	28,800,844	100.0%	$425,053	$14.76	100.0%

(1)	Annualized Rental Revenue is rental revenue (base rent plus operating expense pass-throughs) for the month of December 2004 multiplied by 12.
(2)	Includes 10,000 square feet of leases that are on a month-to-month basis or 0.1% of total annualized rental revenue.
(3)	Excludes properties recorded on our Balance Sheet that were sold but accounted for as financings under SFAS No. 66.
(4)	Includes 326,000 square feet of leases that are on a month-to-month basis or 0.7% of total annualized rental revenue.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time a party to a variety of legal proceedings, claims and assessments arising in the ordinary course of our business. We regularly assess the liabilities and contingencies in connection with these matters based on the latest information available. For those matters where it is probable that we have incurred or will incur a loss and the loss or range of loss can be reasonably estimated, reserves are recorded in the Consolidated Financial Statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, a reasonable estimate of liability, if any, cannot be made. Based on the current expected outcome of any such matters, none of these proceedings, claims or assessments is expected to have a material adverse effect on our business, financial condition and results of operations.

Notwithstanding the above, as previously disclosed, the SEC’s Division of Enforcement has issued a confidential formal order of investigation in connection with the Company’s previous restatement of its financial results. Even though the Company’s management is cooperating fully, we cannot assure you that the SEC’s Division of Enforcement will not take any action that would adversely affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The Company is the sole general partner of the Operating Partnership. The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Edward J. Fritsch	47	Director, President and Chief Executive Officer.
		Mr. Fritsch became the Company’s chief executive officer on July 1, 2004 and its president in December 2003. Prior to that, Mr. Fritsch was the Company’s chief operating officer from January 1998 to July 2004 and was a vice president and secretary from June 1994 to January 1998. Mr. Fritsch joined our predecessor in 1982 and was a partner of that entity at the time of the Company’s initial public offering in June 1994. Mr. Fritsch serves on the University of North Carolina’s Board of Visitors, the Board of Trustees of St. Timothy’s Episcopal School and the Board of Directors of the YMCA of the Triangle.

Michael E. Harris	56	Executive Vice President and Chief Operating Officer.
		Mr. Harris became chief operating officer in July 2004. Prior to that, Mr. Harris was a senior vice president and was responsible for our operations in Tennessee, Missouri, Kansas and Charlotte. Mr. Harris was executive vice president of Crocker Realty Trust prior to its merger with us in 1996. Before joining Crocker Realty Trust, Mr. Harris served as senior vice president, general counsel and chief financial officer of Towermarc Corporation, a privately owned real estate development firm. Mr. Harris is a member of the Advisory Board of Directors of SouthTrust Bank of Memphis and Allen & Hoshall, Inc.

Terry L. Stevens	57	Vice President and Chief Financial Officer.
		Prior to joining the Company in December 2003, Mr. Stevens was executive vice president, chief financial officer and trustee for Crown American Realty Trust, a public company. Before joining Crown American Realty Trust, Mr. Stevens was director of financial systems development at AlliedSignal, Inc., a large multi-national manufacturer. Mr. Stevens was also an audit partner with Price Waterhouse for approximately seven years. Mr. Stevens currently serves as trustee, chairman of the Audit Committee and member of the Compensation and the Finance Committees of First Potomac Realty Trust, a public company.

Gene H. Anderson	60	Director, Senior Vice President and Regional Manager.
		Mr. Anderson has been a senior vice president since our combination with Anderson Properties, Inc. in February 1997. Mr. Anderson manages our Atlanta and oversees our Triad operations. Mr. Anderson served as president of Anderson Properties, Inc. from 1978 to February 1997. Mr. Anderson was past president of the Georgia chapter of the National Association of Industrial and Office Properties and is a national board member of the National Association of Industrial and Office Properties.

Michael F. Beale	52	Senior Vice President and Regional Manager.
		Mr. Beale manages our Orlando and oversees our Tampa operations. Prior to joining the Company in 2000, Mr. Beale served as vice president of Koger Equity, Inc., where he was responsible for Koger’s acquisitions and developments throughout the Southeast. Mr. Beale is currently the president of the Central Florida Chapter of the National Association of Industrial and Office Properties and also serves on various committees for the Mid-Florida Economic Development Commission. Mr. Beale is a Certified Commercial Investment Member (CCIM).

Name	Age	Position and Background
Robert G. Cutlip	56	Senior Vice President and Regional Manager.
		Mr. Cutlip manages our Raleigh and oversees our Richmond operations. Prior to joining the Company in September 2003, Mr. Cutlip was vice president of real estate for Progress Energy, a public company, where he was responsible for the development and facilities management in North Carolina, South Carolina and Florida. Before joining Progress Energy in 2001, Mr. Cutlip was executive vice president for the Carolinas and Tennessee Region of Duke Realty Corporation. Mr. Cutlip is chairman of the National Association of Industrial and Office Properties.

Mack D. Pridgen III	56	Vice President, General Counsel and Secretary.
		Prior to joining the Company in 1997, Mr. Pridgen was a partner with Smith Helms Mulliss & Moore, L.L.P. and prior to that a partner with Arthur Andersen & Co. Mr. Pridgen is an attorney and a certified public accountant.

W. Brian Reames	42	Senior Vice President and Regional Manager.
		Mr. Reames became senior vice president and regional manager in August 2004. Mr. Reames manages our Nashville and oversees our Memphis, Greenville and Columbia operations. Prior to that, Mr. Reames was vice president responsible for the Nashville division, a position he held since 1996. Mr. Reames was a partner and owner at Eakin & Smith, Inc., a Nashville-based office real estate firm, from 1989 until its merger with the Company in 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for the Common Units. The following table sets forth the distributions paid per Common Unit during each quarter.

Quarter Ended	2004	2003
March 31	$.425	$.585
June 30.425		.425
September 30.425		.425
December 31.425		.425

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

As of December 31, 2005, there were 143 holders of record of Common Units (other than the Company).

For information about the Company’s equity compensation plans, see “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2004 and 2003 and for each of the three years ended December 31, 2004 is derived from the Operating Partnership’s audited Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2002, 2001 and 2000 and for each of the two years ended December 31, 2001 is derived from previously issued financial statements adjusted for matters related to the restatement discussed below.

The Operating Partnership has restated its results for the four-year period from 2000 to 2003 and the first three quarters of 2004. The restatement resulted from adjustments primarily related to the accounting for lease incentives, depreciation and amortization expense, straight-line ground lease expense on one ground lease, gain recognition on a 2003 land condemnation, accounting for an embedded derivative, land cost allocations, the write-off of undepreciated tenant improvements and commissions, capitalization of interest costs and internal leasing, construction and development costs on development properties, and purchase accounting for acquisitions completed in 1995 to 1998. Refer to Note 19 to the Consolidated Financial Statements for further discussion of the restatement adjustments. The information in the following table should be read in conjunction with the Operating Partnership’s audited Consolidated Financial Statements and related notes included herein ($ in thousands, except per unit data):

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(restated)	(restated)	(restated)	(restated)
Rental and other revenues	$464,476	$492,259	$510,317	$525,013	$515,746
Operating expenses:
Rental property and other expenses	167,731	172,323	165,419	164,735	153,342
Depreciation and amortization	132,386	139,071	136,448	123,935	111,880
Impairment of assets held for use	1,270	—	9,919	—	—
General and administrative	41,692	26,118	29,909	24,380	24,934

Total operating expenses	343,079	337,512	341,695	313,050	290,156
Interest expense:
Contractual	106,031	119,256	119,991	125,542	114,435
Amortization of deferred financing costs	3,698	4,398	3,647	4,030	2,660
Financing obligations	10,123	17,811	12,604	11,953	2,063

Total interest expense	119,852	141,465	136,242	141,525	119,158
Other income/expense:
Interest and other income	6,000	5,292	8,871	13,679	9,381
Settlement of bankruptcy claim	14,435	—	—	—	—
Loss on debt extinguishments	(12,457)	(14,653)	(360)	2,463	(2,938)
Gain on extinguishment of co-venture obligation	—	16,301	—	—	—

Total other income	7,978	6,940	8,511	16,142	6,443

Income before disposition of property, co-venture expense and equity in earnings of unconsolidated affiliates	9,523	20,222	40,891	86,580	112,875
Gains on disposition of property, net	21,636	9,552	22,775	16,585	1,758
Co-venture expense	—	(4,588)	(7,730)	(6,859)	(158)
Equity in earnings of unconsolidated affiliates	7,016	4,488	5,064	6,631	2,025

Income from continuing operations	38,175	29,674	61,000	102,937	116,500
Discontinued operations	4,789	12,575	26,326	18,510	19,238

Net income	42,964	42,249	87,326	121,447	135,738
Distributions on preferred units	(30,852)	(30,852)	(30,852)	(31,500)	(32,580)
Excess of preferred units carrying value over repurchase value	—	—	—	1,012	—

Net income available for common unitholders	$12,112	$11,397	$56,474	$90,959	$103,158

Net income per common unit – basic:
Income/(loss) from continuing operations	$0.13	$(0.02)	$0.51	$1.19	$1.25

Net income	$0.21	$0.19	$0.95	$1.49	$1.54

Net income per common unit – diluted:
Income/(loss) from continuing operations	$0.12	$(0.02)	$0.50	$1.17	$1.24

Net income	$0.20	$0.19	$0.94	$1.47	$1.53

Distributions declared per common unit	$1.70	$1.86	$2.34	$2.31	$2.25

	December 31,
	2004	2003	2002	2001	2000
		(restated)	(restated)	(restated)	(restated)
Balance Sheet Data:
Total assets	$3,232,062	$3,497,663	$3,695,227	$3,891,699	$3,986,903
Total mortgages and notes payable	$1,572,574	$1,709,274	$1,754,877	$1,915,286	$1,811,218
Financing obligations	$65,309	$125,777	$122,666	$77,687	$75,166
Co-venture obligation	$—	$—	$43,511	$40,482	$36,046
Redeemable Preferred Units	$377,445	$377,445	$377,445	$377,445	$397,500

Number of wholly owned in-service properties	444	465	493	498	493
Total rentable square feet, in service - Wholly
Owned Properties	33,866,000	34,922,000	37,112,000	37,221,000	36,183,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the accompanying Consolidated Financial Statements and related notes contained elsewhere in this Annual Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading “Business.” You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•	speculative development activity by our competitors in our existing markets could result in an excessive supply of office, industrial and retail properties relative to tenant demand;

•	the financial condition of our tenants could deteriorate;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	we may not be able to lease or release space quickly or on as favorable terms as old leases;

•	unexpected increases in interest rates would increase our debt service costs;

•	we may not be able to meet our liquidity requirements on favorable terms;

•	we and the Company could lose key employees and executive officers; and

•	our southeastern and midwestern markets may suffer unexpected declines in economic growth.

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

OVERVIEW

The Operating Partnership is managed by its sole general partner, the Company, a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. As of December 31, 2004, the Company owned or had an interest in 510 in-service office, industrial and retail properties, encompassing approximately 40.8 million square feet and 543 apartment units. As of that date, the Company also owned 1,115 acres of development land, which is suitable to develop approximately 14 million rentable square feet of office, industrial and retail space. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia.

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. At December 31, 2004, the Company owned 89.8% of the Common Units in the Operating Partnership.

As more fully described in Notes 19 and 20 to the Consolidated Financial Statements, the Operating Partnership has restated its results for the years ended December 31, 2003 and 2002 and for the first three quarters of 2004. The restatement resulted from adjustments primarily related to the accounting for lease incentives, depreciation and amortization expense, straight-line ground lease expense on one ground lease, gain recognition on a 2003 land condemnation, accounting for an embedded derivative, land cost allocations, the write-off of undepreciated tenant improvements and commissions, capitalization of interest costs and internal leasing, construction and development costs on development properties, and purchase accounting for acquisitions completed in 1995 to 1998.

Results of Operations

During 2004, approximately 84% of our rental and other revenue was derived from our office properties. As a result, while we own and operate a limited number of industrial and retail properties, our operating results depend heavily on successfully leasing our office properties. Furthermore, since most of our office properties are located in Florida, Georgia and North Carolina, economic growth in those states is and will continue to be an important determinative factor in predicting our future operating results.

The key components affecting our rental revenue stream are average occupancy and rental rates. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases, while average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions and dispositions also impact our rental revenues and could impact our average occupancy, depending upon the occupancy percentage of the properties that are acquired or sold. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Properties – Lease Expirations.”

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. During 2004, the average rental rate per square foot on new leases signed in our Wholly Owned Properties was 1.5% lower than the rent under the previous leases (based on straight line rental rates).

At December 31, 2004, the occupancy rate for our Wholly Owned Properties was 85.0%. As of September 30, 2005, the occupancy rate for our Wholly Owned Properties increased to 85.8%.

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. Rental property expenses are expenses associated with our ownership and operation of rental properties and include variable expenses, such as common area maintenance and utilities, and fixed expenses, such as property taxes and insurance. Some of these variable expenses may be lower when our average occupancy declines, while the fixed expenses remain constant regardless of average occupancy. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy or sell assets, since we depreciate our properties on a straight-line basis over a fixed life. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs, corporate overhead and long-term incentive compensation. Interest expense depends upon the amount of our borrowings, the weighted average interest rates on our debt and the amount of interest capitalized on development projects.

We also record income from our investments in unconsolidated affiliates. We record in “equity in earnings of unconsolidated affiliates” our proportionate share of the unconsolidated joint ventures’ net income or loss. During 2004, income earned from these unconsolidated joint ventures aggregated $7.0 million, which represented approximately 16.3% of our total net income.

Additionally, SFAS No. 144 requires us to record net income received from properties sold or held for sale that qualify as discontinued operations under SFAS No. 144 separately as “income from discontinued operations.” As a result, we separately record revenues and expenses from these qualifying properties. During 2004, income, including gains and losses from the sale of properties, from discontinued operations accounted for approximately 11.2% of our total net income.

Liquidity and Capital Resources

We incur capital expenditures to lease space to our customers and to maintain the quality of our properties to successfully compete against other properties. Tenant improvements are the costs required to customize the space for the specific needs of the customer. Lease commissions are costs incurred to find the customer for the space. Lease incentives are costs paid to or on behalf of tenants to induce them to enter into leases and which do not relate to customizing the space for the tenant’s specific needs. Building improvements are recurring capital costs not related to a customer to maintain the buildings. As leases expire, we either attempt to relet the space to an existing customer or attract a new customer to occupy the space. Generally, customer renewals require lower leasing capital expenditures than reletting to new customers. However, market conditions such as supply of available space on the market, as well as demand for space, drive not only customer rental rates but also tenant improvement costs. Leasing capital expenditures are amortized over the term of the lease and building improvements are depreciated over the appropriate useful life of the assets acquired. Both are included in depreciation and amortization in results of operations.

Because the Company is a REIT, it is required under the federal tax laws to distribute at least 90.0% of its REIT taxable income, excluding capital gains, to its stockholders. Our partnership agreement requires us to pay economically equivalent distributions on outstanding Common Units at the same time that the Company pays dividends on its outstanding Common Stock. We generally use rents received from customers to fund our operating expenses, recurring capital expenditures and distributions to our partners. To fund property acquisitions, development activity or building renovations, we incur debt from time to time. As of December 31, 2004, we had $822.6 million of secured debt outstanding and $750.0 million of unsecured debt outstanding. Our debt generally consists of mortgage debt, unsecured debt securities and borrowings under our Revolving Loan. As of January 17, 2006, we had approximately $103.7 million of additional borrowing availability under our Revolving Loan. In addition, at December 31, 2005, $16.4 million was available in cash and short-term investments.

Our Revolving Loan and the indenture governing our outstanding long-term unsecured debt securities require us to satisfy various operating and financial covenants and performance ratios. As a result, to ensure that we do not violate the provisions of these debt instruments, we may from time to time be limited in undertaking certain activities that may otherwise be in the best interest of our unitholders, such as repurchasing partnership units, acquiring additional assets, increasing the total amount of our debt or increasing distributions. We review our current and expected operating results, financial condition and planned strategic actions on an ongoing basis for the purpose of monitoring our continued compliance with these covenants and ratios. Any unwaived event of default could result in an acceleration of some or all of our debt, severely restrict our ability to incur additional debt to fund short- and long-term cash needs or result in higher interest expense. See Note 5 to the Consolidated Financial Statements for information regarding certain amendments and waivers relating to covenants under our Revolving Loan.

To generate additional capital to fund our growth and other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property, we may sell some of our properties or contribute them to joint ventures. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own and/or vacant land to a newly formed entity in which we retain an interest of 50.0% or less. In exchange for our equal or minority interest in the joint venture, we generally receive cash from the partner and retain some or all of the management income relating to the properties in the joint venture. The joint venture itself will frequently borrow money on its own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint venture or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary exceptions to non-recourse liability in non-recourse loans. See Note 15 to the Consolidated Financial Statements for additional information on certain debt guarantees.

We have historically also sold additional common or preferred equity to fund additional growth or to reduce our debt, but we have limited those efforts during the past five years because funds generated from our capital recycling program in recent years have provided sufficient funds to satisfy our liquidity needs. In addition, we used funds from our capital recycling program to redeem Preferred Units in 2005 and repurchase Common Units in 2003 and 2002. We have also redeemed Common Units for cash in 2002 through 2005.

Management’s Analysis

We believe that funds from operations (“FFO”) and FFO per unit are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because FFO and FFO per unit calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of real estate (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, management believes that the use of FFO and FFO per unit, together with the required GAAP presentations, provide a more complete understanding of our performance relative to competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities. See “Funds From Operations.”

RESULTS OF OPERATIONS

Comparison of 2004 to 2003

The following table sets forth information regarding our results of operations for the years ended December 31, 2004 and 2003 ($ in millions):

	Year Ended December 31,		2004 to 2003 $ Change	% Change
	2004	2003
		(restated)
Rental and other revenues	$464.5	$492.3	$(27.8)	(5.6)%
Operating expenses:
Rental property and other expenses	167.7	172.3	(4.6)	(2.7)
Depreciation and amortization	132.4	139.1	(6.7)	(4.8)
Impairment of assets held for use	1.3	—	1.3	100.0
General and administrative	41.7	26.1	15.6	59.8

Total operating expenses	343.1	337.5	5.6	1.7

Interest expense:
Contractual	106.0	119.3	(13.3)	(11.1)
Amortization of deferred financing costs	3.7	4.4	(0.7)	(15.9)
Financing obligations	10.1	17.8	(7.7)	(43.3)

	119.8	141.5	(21.7)	(15.3)
Other income/expense:
Interest and other income	6.0	5.3	0.7	13.2
Settlement of bankruptcy claim	14.4	—	14.4	100.0
Loss on debt extinguishments	(12.4)	(14.7)	2.3	(15.6)
Gain on extinguishment of co-venture obligation	—	16.3	(16.3)	(100.0)

	8.0	6.9	1.1	15.9

Income before disposition of property, co-venture expense and equity in earnings of unconsolidated affiliates	9.6	20.2	(10.6)	(52.5)
Gains on disposition of property, net	21.6	9.6	12.0	125.0
Co-venture expense	—	(4.6)	4.6	(100.0)
Equity in earnings of unconsolidated affiliates	7.0	4.5	2.5	55.6

Income from continuing operations	38.2	29.7	8.5	28.6
Discontinued operations:
Income from discontinued operations	1.7	3.7	(2.0)	(54.1)
Net gains on sale of discontinued operations	3.1	8.9	(5.8)	(65.2)

	4.8	12.6	(7.8)	(61.9)

Net income	43.0	42.3	0.7	1.7
Distributions on preferred units	(30.9)	(30.9)	—	—

Net income available for common unitholders	$12.1	$11.4	$0.7	6.1%

Rental and Other Revenues

The decrease in rental and other revenues from continuing operations was primarily the result of the disposition of certain properties in 2003 and 2004 that were not included in discontinued operations and a decrease of approximately $2.2 million in lease termination fees paid in 2004 from 2003. Partly offsetting these decreases was an increase of approximately $1.2 million in property management fees in 2004 from 2003 due to increased efforts in our third-party management services and the contribution of certain properties to joint ventures in 2004 where we retained the management of the properties and received customary fees.

During the year ended December 31, 2004, 1,037 second generation leases representing 8.2 million square feet of office, industrial and retail space were executed with respect to our Wholly Owned Properties. The average rate per square foot on a GAAP basis over the lease term for these leases was 1.5% lower than the GAAP rent under the previous lease.

As of the date of this filing, we are beginning to see a modest improvement in employment trends in a few of our markets and an improving economic climate in the Southeast. There has been modest positive absorption of office space in most of our markets during the past year. Also, we delivered approximately 713,000 square feet of office and industrial fully leased new development properties in the fourth quarter of 2005.

Operating Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) decreased in 2004 compared to 2003, primarily as a result of the disposition of certain properties in 2003 and 2004 that were not included in discontinued operations. This decrease was offset by general inflationary increases in certain fixed operating expenses, such as salaries, benefits, utility costs and real estate taxes.

Our operating margin, defined as rental and other revenue less rental property and other expenses expressed as a percentage of rental and other revenues, decreased from 65.0% in 2003 to 63.9% in 2004. This decrease in margin was primarily caused by operating expenses increasing from inflationary pressure and other factors at a higher rate than rental revenues, which increased from rising occupancy in 2004, offset by slightly lower average rental rates from rent roll-downs.

We expect rental and other operating expenses to decrease slightly in 2005 due to the disposition of certain properties in 2004 and 2005. This decrease will be partly offset by inflationary increases in certain fixed operating expenses.

The decrease in depreciation and amortization from continuing operations is primarily related to the disposition of certain properties in 2003 and 2004, which were not included in discontinued operations. In addition, the contribution of certain properties to a joint venture in 2004 reduced depreciation and amortization by $1.1 million. We expect depreciation and amortization to decrease slightly in 2005 due to a further net reduction of our Wholly Owned portfolio.

In 2004, an impairment loss of $1.3 million was recognized in connection with an 18,079 rentable square foot office property that was classified as held for use. This asset was later sold in 2005.

The increase in general and administrative expenses in 2004 as compared to 2003 primarily relates to (1) $4.6 million recognized in 2004 in connection with a retirement package for the Company’s former chief executive officer, as described in Note 21 to the Consolidated Financial Statements; (2) a $7.8 million increase primarily relating to costs of personnel, consultants and our independent auditors in connection with (a) implementation of Section 404 of the Sarbanes-Oxley Act, (b) evaluation of a strategic transaction in 2004, and (c) the preparation and audit of the Consolidated Financial Statements included herein; and (3) the remaining $3.2 million net increase primarily relates to higher long-term incentive compensation costs, salary, fringe benefit and employee relocation costs.

In 2005, general and administrative expenses are expected to decrease because of the non-recurring nature of costs recorded in 2004 related to the former chief executive officer’s retirement package, the evaluation of a strategic transaction in 2004, and the abnormally high costs associated with the preparation and audit of the Consolidated Financial Statements for the 2004 fiscal year. These decreases will be partly offset by an increase in general and administrative expenses related to inflationary increases in compensation, benefits and other costs expected in 2005.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1,779 million in the year ended December 31, 2003 to $1,657 million in the year ended December 31, 2004 and a decrease in average interest rates on outstanding debt from 6.60% in the year ended December 31, 2003 to 6.46% in the year ended December 31, 2004, primarily due to debt refinancings completed in December 2003 and in June 2004.

The decrease in interest expense on financing obligations was primarily a result of the purchase of our partner’s interest in the Orlando City Group properties in MG-HIW, LLC in March 2004 which eliminated the requirement to record financing obligation interest expense with respect to the Orlando City Group properties from March 2, 2004 (See Note 3 to the Consolidated Financial Statements for additional information on real estate sales that are accounted for as financing transactions).

Total interest expense is expected to decline in 2005 primarily due to the June 2004 refinancing of the $100.0 million of Exercisable Put Option Notes with borrowings on the Revolving Loan which currently has lower floating rate interest and the repayment through December 1, 2005 of $131.6 million of mortgage loans payable, which had interest rates ranging from 5.3% to 9.0%, or a weighted average interest rate of 7.2%. In addition, an increase in capitalized interest due to additional development activity is expected to further decrease net interest expense. These declines will be partly offset by expected increases in average interest rates on our variable rate debt in 2005.

Other Income/Expense

The increase in interest and other income is primarily related to the interest received in 2004 related to a note receivable acquired in connection with the disposition of certain properties in 2003 and higher interest rates earned on cash reserves.

In 2004, we received net proceeds of $14.4 million as a result of the settlement of the bankruptcy of WorldCom (See Note 21 to our Consolidated Financial Statements for further discussion on this settlement).

Loss on debt extinguishments decreased $2.3 million from $14.7 million in 2003 to $12.4 million in 2004. In 2004, a $12.3 million loss was recorded related to the retirement of the Exercisable Put Option Notes described in Note 5 to the Consolidated Financial Statements. In 2003, a $14.7 million loss was recorded related to the retirement of the $125.0 million of MandatOry Par Put Remarketed Securities (“MOPPRS”) described in Note 5 to the Consolidated Financial Statements.

In 2003, we recorded a $16.3 gain on extinguishment of co-venture obligation, which relates to the operations of the MG-HIW, LLC non-Orlando City Group properties which were accounted for as a profit-sharing arrangement until July 2003, at which time we acquired our partner’s interest in the non-Orlando City Group properties.

Gains on Disposition of Property; Co-Venture Expense; Equity in Earnings of Unconsolidated Affiliates

During 2004, we sold approximately 1.3 million rentable square feet of office, industrial and retail properties and 88 apartment units for gross proceeds of $96.5 million and also sold 213.7 acres of development land for gross proceeds of $35.7 million. We also contributed approximately 1.3 million of properties to a joint venture, HIW-KC Orlando LLC, in which we have a 40% interest. During 2003, we sold approximately 3.3 million rentable square feet of office, industrial and retail properties and 122.8 acres of revenue-producing land for $202.9 million and also sold 108.5 acres of non-core development land for gross proceeds of $18.7 million. In addition, we contributed approximately 0.3 million square feet to Highwoods-Markel Associates, LLC, a joint venture in which we have a 50% interest.

Net gains on the dispositions of properties that did not qualify for discontinued operations presentation aggregated $21.6 million in 2004, up from $9.6 million in 2003. The largest gain in 2004 was $15.9 million from the contribution of properties to HIW-KC Orlando. Net gains on the dispositions of properties that are classified as discontinued operations were $3.1 million in 2004, down from $8.9 million in 2003. Included in the net $3.1 million for 2004 were $6.3 million of impairment losses.

The decrease in co-venture expense is due to our acquisition of our partner’s interest in the non-Orlando City Group properties in July 2003 and the resultant elimination of recording co-venture expense as of that date. Co-venture expense relates to the operations of the MG-HIW, LLC non-Orlando City Group properties which were accounted for as a profit-sharing arrangement until July 2003.

The increase in equity in earnings from continuing operations of unconsolidated affiliates was primarily a result of (1) a gain of $1.1 million recognized in 2004 by a certain joint venture related to the disposition of land, of which our portion was $0.5 million; (2) an increase related to the formation of the HIW-KC Orlando, LLC joint venture in 2004, which contributed approximately $1.1 million to equity in earnings from continuing operations of unconsolidated affiliates in 2004; and (3) an increase of $0.9 million related to the addition of three office properties in 2004 to the Highwoods-Markel Associates, LLC joint venture. Partially offsetting these increases was a decrease in average occupancy of buildings owned by certain joint ventures and a land sale by one of our joint ventures in 2003, which resulted in a $0.4 million decrease in equity in earnings from continuing operations of unconsolidated affiliates in 2004 as compared to 2003.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $4.8 million and $12.6 million as discontinued operations for the years ended December 31, 2004 and 2003, respectively. These amounts pertained to 2.0 million square feet of property, 88 apartment units and 7.8 acres of revenue-producing land sold during 2004 and 2003 and 85,681 square feet of property held for sale at December 31, 2004. These amounts include gain on the sale of these properties, net of impairment charges related to discontinued operations, of $3.1 million and $8.9 million in the years ended December 31, 2004 and 2003, respectively.

Net Income

We recorded net income in the year ended December 31, 2004 of $43.0 million, which was a 1.7% increase from net income of $42.3 million in the year ended December 31, 2003. The primary effects on the change in net income were the disposition of certain properties in 2004 and 2003 and increases in general and administrative costs as described above. These amounts were offset by lower rental property expenses, depreciation and amortization expense, contractual interest expense, interest expense on financing obligations and co-venture expense and an increase in gains on disposition of property as described above. In 2005, we expect net income to be higher as compared to 2004 due to slightly rising average occupancy and lower operating expenses, depreciation and amortization, general and administrative expenses and interest expense.

Comparison of 2003 to 2002

The following table sets forth information regarding our restated results of operations for the years ended December 31, 2003 and 2002 ($ in millions):

	Year Ended December 31,		2003 to 2002 $ Change	% Change
	2003	2002
Rental and other revenues	$492.3	$510.3	$(18.0)	(3.5)%
Operating expenses:
Rental property and other expenses	172.3	165.4	6.9	4.2
Depreciation and amortization	139.1	136.5	2.6	1.9
Impairment of assets held for use	—	9.9	(9.9)	(100.0)
General and administrative	26.1	29.9	(3.8)	(12.7)

Total operating expenses	337.5	341.7	(4.2)	(1.2)

Interest expense:
Contractual	119.3	120.0	(0.7)	(0.6)
Amortization of deferred financing costs	4.4	3.6	0.8	22.2
Financing obligations	17.8	12.6	5.2	41.3

	141.5	136.2	5.3	3.9

Other income/expense:
Interest and other income	5.3	8.9	(3.6)	(40.4)
Loss on debt extinguishments	(14.7)	(0.4)	(14.3)	3,575.0
Gain on extinguishment of co-venture obligation	16.3	—	16.3	100.0

	6.9	8.5	(1.6)	(18.8)

Income before disposition of property, co-venture expense and equity in earnings of unconsolidated affiliates	20.2	40.9	(20.7)	(50.6)
Gains on disposition of property, net	9.6	22.8	(13.2)	(57.9)
Co-venture expense	(4.6)	(7.7)	3.1	(40.3)
Equity in earnings of unconsolidated affiliates	4.5	5.1	(0.6)	(11.8)

Income from continuing operations	29.7	61.1	(31.4)	(51.4)
Discontinued operations:
Income from discontinued operations	3.7	13.2	(9.5)	(72.0)
Net gains on sale of discontinued operations	8.9	13.1	(4.2)	(32.1)

	12.6	26.3	(13.7)	(52.1)

Net income	42.3	87.4	(45.1)	(51.6)
Distributions on preferred units	(30.9)	(30.9)	—	—

Net income available for common unitholders	$11.4	$56.5	$(45.1)	(79.8)%

Rental and Other Revenues

The decrease in rental and other revenues from continuing operations was primarily the result of (1) a decrease in average occupancy rates in our Wholly Owned Properties from 86.8% for the year ended December 31, 2002 to 83.7% for the year ended December 31, 2003, and (2) the effect of properties sold in 2003 and 2002 that were not accounted for as discontinued operations. The decrease in average occupancy was primarily a result of the disposition of certain properties, the contribution of certain properties to joint ventures and the bankruptcies of WorldCom and US Airways, which decreased average occupancy rates by 2.8% and rental and other revenues from continuing operations by $15.4 million. Amounts partly offsetting these decreases were: (1) $3.1 million of straight-line rent receivables were written off in 2002 in connection with the bankruptcy of WorldCom; (2) 2.0 million square feet of development properties were placed in-service and, as a result, increased rental and other revenues from continuing operations by $8.6 million in 2003; and (3) rental revenues in 2002 only included a partial year of rental revenues from the Harborview Plaza transaction which occurred in June 2002, increasing 2003 rental revenues by $3.8 million. Recovery income from certain operating expenses decreased in the year ended December 31, 2003 due to lower occupancy.

During the year ended December 31, 2003, 954 second generation leases representing 7.5 million square feet of office, industrial and retail space were executed with respect to our Wholly Owned Properties. The average rate per square foot on a GAAP basis over the lease term for leases executed in the year ended December 31, 2003 was 0.7% lower than the rent paid by previous customers.

Operating Expenses

The increase in rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) primarily resulted from general inflationary increases in certain fixed operating expenses, such as compensation, utility costs, real estate taxes and insurance. In addition, we had 2.0 million square feet of development properties placed in service during 2002 that resulted in an increase in rental and other operating expenses from continuing operations. Partly offsetting these increases was a decrease in rental and other operating expenses from continuing operations of properties sold in 2003 and 2002 that were not accounted for as discontinued operations.

Rental and other operating expenses as a percentage of rental and other revenue increased from 32.4% for the year ended December 31, 2002 to 35.0% for the year ended December 31, 2003. The increase was a result of the increases in rental and other operating expenses as described above and a decrease in rental and other revenues, primarily due to lower average occupancy.

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

Because there were no properties held for use with indicators of impairment and with a carrying value exceeding the sum of their undiscounted future cash flows, no impairment loss related to properties held for use was recognized during the year ended December 31, 2003. For the year ended December 31, 2002, the impairment loss on properties held for use with a carrying value exceeding the sum of their undiscounted future cash flows was $0.8 million. We also recognized a $9.1 million impairment loss related to one office property, which had a carrying value in excess of the sum of the property’s undiscounted future cash flows, that has been demolished and may be redeveloped into a class A suburban office property in the future.

General and administrative expenses, net of amounts capitalized, decreased $3.8 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease primarily occurred because 2002 included $3.7 million of stock option expense related to option exercises; there was no corresponding expense in 2003.

Interest Expense

Contractual interest expense decreased by $0.7 million in 2003. As a result of decreased development activity in 2003, capitalized interest decreased from $5.5 million for the year ended December 31, 2002 to $1.4 million for the year ended December 31, 2003, resulting in an increase in interest expense from continuing operations in 2003. Offsetting this increase was a decrease in interest caused by a decrease in the average outstanding debt balances from $1,915 million in 2002 to $1,779 million in 2003, and an increase in average interest rates from 6.57% in 2002 to 6.60% in 2003.

Interest expense for the years ended December 31, 2003 and 2002 included $4.4 million and $3.6 million, respectively, of amortization of deferred financing costs.

Interest expense on financing obligations increased by $5.2 million in 2003 (See Note 3 to the Consolidated Financial Statements for additional information on our financing transactions). Of the total $5.2 million increase, $4.6 million occurred because 2002 only included a partial year of interest expense on financing obligations from the Harborview and Eastshore transactions which closed in September 2002 and in November 2002, respectively. The remainder of the increase relates to interest on the MG-HIW Orlando financing transaction.

Other Income/Expense

The decrease in interest and other income in 2003 is primarily related to the collection of a legal settlement amounting to $1.6 million recorded as other income in the year ended December 31, 2002 related to previously completed mergers and acquisitions.

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

Gains on Disposition of Property; Co-venture Expense; Equity in Earnings of Unconsolidated Affiliates

During 2003, we sold approximately 3.3 million rentable square feet of office, industrial and retail properties and 7.8 acres of revenue-producing land for $202.9 million and also sold 108.5 acres of non-core development land for gross proceeds of $18.7 million. In addition, we contributed approximately 0.3 million square feet to Highwoods-Markel Associates, LLC, a joint venture in which we have a 50% interest. During 2002, we sold approximately 2.0 million rentable square feet of office and industrial properties for gross proceeds of $213.9 million and also sold 137.7 acres of development land for gross proceeds of $21.3 million.

Net gains on the dispositions of properties that did not qualify for discontinued operations presentation aggregated $9.6 million in 2003, down from $22.8 million in 2002. Net gains on the dispositions of properties that are classified as discontinued operations were $8.9 million in 2003, down from $13.1 million in 2002.

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

The decrease in equity in earnings from continuing operations of unconsolidated affiliates was primarily a result of lower occupancy in 2003 for certain joint ventures. Partly offsetting this decrease was an increase of $0.5 million in equity in earnings in 2003 related to a charge taken by a joint venture in 2002 related to an early extinguishment of debt loss resulting in a decrease in equity in earnings of $0.3 million in 2002 and an increase in equity in earnings in 2003 of $0.2 million as a result of a gain recognized by a joint venture related to the disposition of land in 2003.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $12.6 million and $26.3 million as discontinued operations for the years ended December 31, 2003 and 2002, respectively. These amounts related to 3.5 million square feet of property, 88 apartment units and 7.8 acres of revenue-producing land sold during 2004, 2003 and 2002 and 85,681 square feet of property held for sale at December 31, 2004. These amounts include gain on the sale of these properties, net of impairment charges related to discontinued operations, of $8.9 million and $13.1 million, net of minority interest, in 2003 and 2002, respectively.

Net Income

We recorded net income in 2003 of $42.3 million, which was a 51.6% decrease from net income of $87.4 million in 2002. This decrease was primarily due to a decrease in rental revenues as a result of lower occupancy and the bankruptcies of WorldCom and US Airways, the effects on continuing and discontinued operations from being a net seller in 2003 and 2002 of operating properties under our capital recycling plan, an increase in interest expense and increased loss on debt extinguishments in 2003. These decreases were offset by the contribution of development properties placed in service during 2003 and by the gain on settlement of the co-venture obligation related to the MG-HIW, LLC non-Orlando properties.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Operating Partnership’s cash flows from 2003 to 2004 ($ in thousands):

	Year Ended December 31,		Change
	2004	2003
		(restated)
Cash Provided by Operating Activities	$172,112	$167,493	$4,619
Cash Provided by Investing Activities	40,268	87,619	(47,351)
Cash Used in Financing Activities	(209,854)	(249,147)	39,293

Total Cash Flows	$2,526	$5,965	$(3,439)

In calculating cash flow from operating activities, GAAP requires us to add depreciation and amortization, which are non-cash expenses, back to net income. As a result, we have historically generated a significant positive amount of cash from operating activities. From period to period, cash flow from operations depends primarily upon changes in our net income, as discussed more fully above under “Results of Operations,” changes in receivables and payables and net additions or decreases in our overall portfolio, which affect the amount of depreciation and amortization expense.

Cash provided by or used in investing activities generally relates to capitalized costs incurred for leasing and major building improvements and our acquisition, development, disposition and joint venture activity. During periods of significant net acquisition and/or development activity, our cash used in such investing activities will generally exceed cash provided by investing activities, which typically consists of cash received upon the sale of properties. During 2004 and 2003, since our disposition activity has outpaced our investment, development and acquisition activity, we recorded positive cash flow from investing activities in both years.

Cash used in financing activities generally relates to distributions on our Common Units and Preferred Units, incurrence and repayment of debt and sales, repurchases or redemptions of Common Units and Preferred Units. As discussed previously, we use a significant amount of our cash to fund distributions. Whether or not we incur significant new debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We use our Revolving Loan for working capital purposes, which means that during any given period, in order to minimize interest expense associated with balances outstanding under the Revolving Loan, we will likely record significant repayments and borrowings under the Revolving Loan.

The increase of $4.6 million in cash provided by operating activities was primarily a result of the timing of receipt of revenues and payment of expenses, partly offset by lower net income due to the disposition of certain properties under our capital recycling program.

The decrease of $47.4 million in cash provided by investing activities was primarily a result of a decrease in proceeds from dispositions of real estate assets of $51.3 million and our contribution to the Highwoods KC Glenridge, LP joint venture of $9.9 million in 2004. Slightly offsetting this decrease was an increase in distributions of capital from unconsolidated affiliates of $6.2 million, mainly due to the financing of the Highwoods KC Glenridge, LP joint venture and a decrease in additions to real estate assets of $4.4 million, for the year ended December 31, 2004.

Cash used in financing activities decreased $39.3 million from 2003 to 2004. For the year ended December 31, 2004, net repayments on the unsecured Revolving Loan, mortgages and notes payable decreased by $44.7 million, distributions paid on Common Units decreased by $10.1 million and cash paid for the repurchase of Common Units decreased by $17.9 million. Offsetting these effects was a payment on financing obligations of $62.5 million, which is further discussed in Note 3 to the Consolidated Financial Statements, and the effect of payments in 2003 of $26.2 million on our co-venture obligation, which is also discussed in Note 3 to the Consolidated Financial Statements. We recorded payments on debt extinguishments of $12.5 million related to the X-POS refinancing in 2004 and $16.3 million related to the MOPPRS refinancing in 2003, which are both further discussed in Note 5 to the Consolidated Financial Statements.

In 2005, we have continued our capital recycling program of selectively disposing of non-core land and other assets and using the net proceeds for reduction of outstanding debt and Preferred Unit balances, investments or other purposes. During the nine months ended September 30, 2005, we have closed on the sale or contribution of 4.4 million square feet of properties and land aggregating $337.1 million in gross sales proceeds. These transactions include most of the properties held for sale at December 31, 2004.

During 2005, we expect to have positive cash flows from operating activities. The net cash flows from investing activities in 2005 are expected to be positive in 2005 based on our level of property dispositions, property acquisitions, development, and capitalized leasing and improvement costs. Positive cash flows from operating and investing activities in 2005 have been used to pay unitholder distributions, scheduled debt maturities, principal amortization payments and paydown of debt and redemption of Preferred Units.

Capitalization

Our mortgages and notes payable at December 31, 2004 were approximately $1.6 billion and was comprised of $822.6 million of secured indebtedness with a weighted average interest rate of 6.9% and $750.0 million of unsecured indebtedness with a weighted average interest rate of 5.9%. As of December 31, 2004, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.3 billion.

We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations at December 31, 2004 ($ in thousands):

		Amounts due during year ending December 31,
	Total	2005	2006	2007	2008	2009	Thereafter
Fixed Rate Debt:
Unsecured
Notes (1)	$460,000	$—	$110,000	$—	$100,000	$50,000	$200,000
Secured:
Mortgage Loans Payable (2)	756,001	82,322	21,103	82,339	15,090	156,533	398,614

Total Fixed Rate Debt	1,216,001	82,322	131,103	82,339	115,090	206,533	598,614

Variable Rate Debt:
Unsecured:
Term Loans	120,000	120,000	—	—	—	—	—
Revolving Loan	170,000	—	170,000	—	—	—	—
Secured:
Mortgage Loans Payable (2)	50,732	291	47,273	3,168	—	—	—
Construction Loan	15,841	—	—	15,841	—	—	—

Total Variable Rate Debt	356,573	120,291	217,273	19,009	—	—	—

Total Mortgages and Notes Payable	1,572,574	202,613	348,376	101,348	115,090	206,533	598,614

Operating Lease Obligations:
Land Leases (3)	50,400	1,160	1,113	1,110	1,126	1,166	44,725
Purchase Obligations:
Completion Contracts (3)	27,135	27,135	—	—	—	—	—
Other Long Term Liabilities Reflected on the Balance Sheet:
Capitalized Lease Obligations	453	179	175	86	13	—	—
Plaza Colonnade Lease Guarantee (3)	58	—	—	—	—	58	—
Highwoods DLF 97/26 DLF 99/32 LP Lease Guarantee (3)	855	—	—	—	855	—
RRHWoods and Dallas County Partners Lease Guarantee (3)	649	—	—	—	—	—	649
Capital One Lease Guarantee (4)	1,366	204	11	398	407	346	—
Industrial Portfolio Lease Guarantee (4)	1,497	991	506	—	—	—	—
SF-HIW Harborview, LP Financing Obligation (5)	14,808	—	—	—	—	—	14,808
Eastshore Financing Obligation (5)	28,777	28,777	—	—	—	—
Tax Increment Financing Obligation (6)	19,946	709	797	876	929	993	15,642
DLF Payable (7)	3,093	216	250	286	325	368	1,648
BTI Financing Obligation (8)	1,778	1,778	—	—	—	—	—
KC Orlando, LLC Lease Guarantee (3)	594	83	92	97	97	97	128
KC Orlando, LLC Accrued Lease
Commissions, Tenant Improvements and Building Improvements (3)	1,718	1,718	—	—	—	—	—

Total	$1,725,701	$265,563	$351,320	$104,201	$118,842	$209,561	$676,214

(1)	The unsecured notes of $460.0 million bear interest at rates ranging from 7.0% to 8.125% with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes, together with other issuance costs, is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes are redeemable at any time prior to maturity at our option, subject to certain conditions including the payment of make-whole amounts.
(2)	The mortgage loans payable are secured by real estate assets with an aggregate undepreciated book value of approximately $1.3 billion at December 31, 2004. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.
(3)	See Note 15 to the Consolidated Financial Statements for further discussion.
(4)	These liabilities represent gains that were deferred in accordance with SFAS No. 66 when we sold these properties to third parties. We defer gains on sales of real estate up to our maximum exposure to contingent loss. See Note 15 to the Consolidated Financial Statements for further discussion.

(5)	These liabilities represent our financing obligation to either our partner in the respective joint venture or the third party buyer as a result of accounting for these transactions as a financing arrangement. See Note 3 to the Consolidated Financial Statements for further discussion.
(6)	In connection with tax increment financing for construction of a public garage related to an office building constructed by us, we are obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.93%, is shown as a financing obligation in the balance sheet. We also receive special tax revenues and property tax rebates which are intended, but not guaranteed, to provide funds to pay the special assessments.
(7)	Represents a fixed obligation we owe our partner in Highwoods DLF 98/29, LP. This amount arose from an excess contribution from our partner at the formation of the joint venture and is recorded in other liabilities. See Note 2 to the Consolidated Financial Statements for further discussion.
(8)	This liability represents a capitalized lease obligation to the lessor of land on which we own a building. We are obligated to make fixed payments to the lessor through March 2010. The net present value of these payments discounted at 7.13% is shown as a liability in our balance sheet, which accretes each month for the difference between the interest on the financing obligation and the fixed payments. The accretion continues until the liability equals the residual value of the land. As of March 31, 2005, this liability was settled as a result of the sale of the building and assumption by the third party buyer of our ground lease.

Refinancings in 2004

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

In late June 2004, we repaid $51.0 million of borrowings under our Revolving Loan with proceeds from the sale of a 60.0% interest in five office buildings in Orlando, Florida and from the sale of a building at Highwoods Preserve in Tampa, Florida. See Notes 3 and 4 to the Consolidated Financial Statements for further details of these asset sales.

Refinancings in 2005

Through December 31, 2005, we paid off $153.4 million of outstanding loans, excluding any normal debt amortization, which included the following transactions. In early April 2005, we paid off $40.9 million of callable secured mortgage debt; in mid-July 2005, we paid off another $26.0 million of callable secured mortgage debt; and on August 1, 2005, we paid off $47.0 million of secured variable rate mortgage debt that was due January 1, 2006. In September 2005, we paid off our $20.0 million term loan at maturity and three secured loans totaling $3.5 million. In November 2005, we extended the maturity date on our $100.0 million term loan to July 17, 2006 and lowered the interest rate. On December 1, 2005, we paid off $2.1 million of secured variable rate mortgage debt that was due February 2, 2006. In addition, on December 1, 2005, we exercised our option to pay down $9.4 million on our AEGON loan that matures in 2009. We also used some of the proceeds from our disposition activity to redeem, in August 2005, all of our outstanding Series D Preferred Units and a portion of our outstanding Series B Preferred Units, aggregating $130.0 million plus accrued dividends. These reductions in outstanding debt and Preferred Units balances were made primarily from proceeds from property dispositions that closed in 2005.

Operating and Financial Covenants and Performance Ratios

The terms of the Revolving Loan, the $120.0 million bank term loans and the indenture that governs our outstanding notes require us to comply with certain operating and financial covenants and performance ratios. No circumstance currently exists that would result in an acceleration of any of this outstanding debt. However, depending upon our future operating performance and property and financing transactions, we cannot assure you that no such circumstance would exist in the future.

If any of our lenders ever accelerated outstanding debt due to an event of default, we would not be able to borrow any further amounts under the Revolving Loan, which would adversely affect our ability to fund our operations. If our debt cannot be paid, refinanced or extended at maturity or upon acceleration, in addition to our failure to repay our debt, we may not be able to make distributions to unitholders at expected levels or at all. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense would adversely affect our cash flows and ability to make distributions to unitholders. Any such refinancing could also impose tighter financial ratios and other covenants that would restrict our ability to take actions that would otherwise be in our best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions.

Our Revolving Loan and the bank term loans have identical ratio and financial covenants. If we fail to satisfy any of the covenants after the expiration of any applicable cure periods, the lenders under our Revolving Loan and our bank term loans could accelerate amounts outstanding thereunder, which aggregated $290.0 million at December 31, 2004. At December 31, 2004 and as of the date of this filing, we were in compliance with these covenants as amended or waived by the lenders as discussed below.

In March 2004, we amended the Revolving Loan and our then outstanding two bank term loans. The changes modified certain definitions used in all three loans to determine amounts that are used to compute financial covenants and also adjusted one of the financial ratio covenants.

In June 2004, we amended the Revolving Loan and our then outstanding two bank term loans. The changes excluded the $12.5 million charge taken related to the refinancing of the Put Option Notes from the calculations used to compute financial covenants.

In August 2004, we further amended the Revolving Loan and our then outstanding two bank term loans. The changes excluded the effects of accounting for three sales transactions as financing or profit sharing arrangements under SFAS No. 66 from the calculations used to compute financial covenants, adjusted one financial covenant and temporarily adjusted a second financial covenant until the earlier of December 31, 2004 or the period when we could record income from the then anticipated settlement of a claim against WorldCom, which occurred in September 2004 (see Note 21 to the Consolidated Financial Statements).

In October 2004, we obtained a waiver from the lenders under the Revolving Loan and our then outstanding two bank term loans for certain covenant violations caused by the effects of the loss on debt extinguishment from the MOPPRS transaction in early 2003.

In June, July, August, September and December 2005, we obtained waivers from the lenders under the Revolving Loan and our then outstanding two bank loans related to timely reporting to the lenders of annual and quarterly financial statements and to covenant violations that could arise from future redemptions of Preferred Units due to the reclassification of the Preferred Units from equity to a liability during the period of time from the announcement of the redemption until the redemption is completed.

The aforementioned modifications did not change the economic terms of the loans. In connection with these modifications, we incurred certain loan costs that are capitalized and amortized over the remaining term of the loans.

The Revolving Loan carries an interest rate based upon our senior unsecured credit ratings. As a result, interest currently accrues on borrowings under the Revolving Loan at LIBOR plus 105 basis points. The terms of the Revolving Loan require us to pay an annual base facility fee equal to .25% of the aggregate amount of the Revolving Loan. We currently have a credit rating of BBB- assigned by Standard & Poor’s and Fitch Ratings and Ba1 assigned by Moody’s Investor Service. In January 2005, Moody’s Investor Service confirmed our Ba1 rating with a stable outlook. If Standard and Poor’s or Fitch Ratings were to lower our credit ratings without a corresponding increase by Moody’s, the interest rate on borrowings under the Revolving Loan would be automatically increased by 60 basis points.

In November 2005, we amended our $100.0 million bank term loan to extend the maturity date to July 17, 2006 and reduce the spread over the LIBOR interest rate from 130 basis points to 100 basis points.

As of the date of this filing, we have not yet satisfied our requirement under the indenture governing our unsecured notes to file timely SEC reports, but expect to do so as soon as practicable. Under the indenture, the notes may be accelerated if the trustee or 25% of the holders provide written notice of a default and such default remains uncured after 60 days. To date, neither the trustee nor any holder has sent us any such default notice. We are in compliance with all other covenants under the indenture and are current on all payments required thereunder.

Current and Future Cash Needs

Rental revenue, together with construction management, maintenance, leasing and management fees, are our principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, unitholder distributions, any guarantee obligations and recurring capital expenditures. In addition, we could incur tenant improvements and lease commissions related to any releasing of vacant space.

We expect to fund our short-term liquidity requirements through a combination of available working capital, cash flows from operations and the following:

•	the selective disposition of non-core land and other assets;

•	borrowings under our Revolving Loan (which has up to $103.7 million of availability as of January 17, 2006);

•	the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions;

•	the issuance of secured debt; and

•	the issuance of new unsecured debt.

Our long-term liquidity needs generally include the funding of existing and future development activity. As of September 30, 2005, we had approximately $128 million of development activity in process, with $54.8 million funded at September 30, 2005 and the remainder expected to be funded in the next 27 months. Our long-term liquidity needs also include the funding of selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under the Revolving Loan and long-term unsecured debt. Our goal is to maintain a conservative and flexible balance sheet. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership as well as (3) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayments of borrowings under the unsecured Revolving Loan. As mentioned above, we do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities.

In addition, because the Company is a REIT, our partnership agreement requires us to distribute at least enough cash for the Company to be able to distribute to its stockholders at least 90.0% of its REIT taxable income, excluding capital gains. We anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long term. However, if these sources of funds are insufficient or unavailable, our ability to make distributions to unitholders and satisfy other cash payments may be adversely affected.

Off Balance Sheet Arrangements

We have several off balance sheet joint venture and guarantee arrangements. The joint ventures were formed with unrelated investors to generate additional capital to fund property acquisitions, repay outstanding debt or fund other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own to a newly formed entity in which we retain an interest of 50.0% or less. In exchange for an equal or minority interest in the joint venture, we generally receive cash from the partner and frequently retain the management income relating to the properties in the joint venture. For financial reporting purposes, the sales of assets we sold to two of our joint ventures are accounted for as financing and/or profit-sharing arrangements.

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

As of December 31, 2004, our unconsolidated joint ventures had $794.8 million of total assets and $589.8 million of total liabilities as reflected in their financial statements. At December 31, 2004, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 43.3%. During 2004, these unconsolidated joint ventures earned $14.1 million of total net income, of which our share, after appropriate purchase accounting and other adjustments, was $7.0 million. For a more detailed discussion of our unconsolidated joint venture activity, see Note 2 to the Consolidated Financial Statements.

As of December 31, 2004, our unconsolidated joint ventures had $562.9 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in the following paragraphs. The following table sets forth the scheduled maturities of our share of the outstanding debt of our unconsolidated joint ventures as of December 31, 2004 ($ in thousands):

2005	$3,156
2006	5,469
2007	12,517
2008	10,155
2009	14,562
Thereafter	197,505

$243,364

In connection with the Des Moines joint ventures, we guaranteed certain debt and the maximum potential amount of future payments that we could be required to make under the guarantees is $24.7 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at December 31, 2004 averaged 2.00%, and mature in 2015. Guarantees of $9.4 million of debt of the Des Moines joint ventures will expire upon two industrial buildings becoming 93.8% and 95.0% leased or when the related loans mature. As of December 31, 2004, these buildings were 93.2% and 75.0% leased, respectively. The remaining $6.7 million in guarantees of debt of the Des Moines joint ventures relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will mature by May 2008. The average occupancy of the four buildings at December 31, 2004 was 94.0%. If the joint ventures are unable to repay the outstanding balances under the loans that we have guaranteed, we will be required, under the terms of the agreements, to repay the outstanding balances. Recourse provisions exist that enable us to recover some or all of such payments from the joint ventures’ assets and/or the other partners. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans. As a result, no liability has been recorded on our balance sheet.

In connection with the RRHWoods, LLC joint venture, we renewed our guarantee of $6.2 million to a bank in July 2003; this guarantee expires in August 2006 and may be renewed by us. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. We would be required to perform under the guarantee should the joint venture be unable to repay the bonds. We have recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of our proportionate share. The property collateralizing the bonds is 100.0% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing. As a result, no liability has been recorded in our balance sheet.

On December 9, 2004, the Plaza Colonnade, LLC joint venture refinanced its construction loan with a $50.0 million non-recourse permanent loan, thereby releasing us from our former guarantees of a construction loan agreement and a construction completion agreement, which arose from the formation of the joint venture to construct an office building. The $50.0 million mortgage bears a fixed interest rate of 5.72%, requires monthly principal and interest payments and matures on January 31, 2017. We and our joint venture partner have signed a contingent master lease limited to 30,772 square feet for five years. Our maximum exposure under this master lease is $2.1 million. However, the current occupancy level of the building is sufficient to cover all debt service requirements. The likelihood of us paying on the master lease is remote.

On March 30, 2004, the Industrial Development Authority of the City of Kansas City, Missouri issued $18.5 million in non-recourse bonds to finance public improvements made by the Plaza Colonnade, LLC joint venture for the benefit of the Kansas City Missouri Public Library. Since the joint venture leases the land for the office building from the library, the joint venture was obligated to build certain public improvements. The net bond proceeds were $18.1 million and will be used for project and debt service costs. The joint venture has recorded this obligation on its balance sheet. The bonds are ultimately paid by the tax increment financing revenue generated by the building and its tenants.

In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by us. In conjunction with an overall restructuring of the tenant’s leases with us and with this joint venture, we agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, and reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs at that time. In turn, we agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. Based on the lease guarantee agreement, in September 2003, we recorded $0.9 million in other liabilities and $0.9 million as a deferred charge in other assets on our Consolidated Balance Sheet. However, should new tenants occupy the vacated space during the two and a half year guarantee period, our liability under the guarantee would diminish. Our maximum potential amount of future payments with regard to this guarantee was $1.1 million as of December 31, 2004. No recourse provisions exist to enable us to recover any amounts paid to the joint venture under this lease guarantee arrangement.

On December 29, 2003, we contributed three in-service office properties encompassing 290,853 rentable square feet at an agreed upon value of $35.6 million to the existing Highwoods-Markel, LLC joint venture. The joint venture’s other partner, Markel Corporation, contributed an additional $3.6 million in cash to maintain its 50.0% ownership interest and the joint venture borrowed and refinanced $40.0 million from a third party lender. We retained our 50.0% ownership interest in the joint venture and received net cash proceeds of $31.9 million. We are the manager and leasing agent for the properties and receive customary management fees and leasing commissions.

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

On February 25, 2004, we and Kapital-Consult, a European investment firm, formed Highwoods KC Glenridge, LP, which on February 26, 2004 acquired from a third party Glenridge Point Office Park, consisting of two office buildings aggregating 185,100 square feet located in the Central Perimeter sub-market of Atlanta. At December 31, 2004, the buildings were 89.8% occupied. We contributed $10.0 million to the joint venture in return for a 40.0% equity interest and Kapital-Consult contributed $14.9 million for a 60.0% equity interest in the partnership. The joint venture entered into a $16.5 million ten-year secured loan on the assets. We are the manager and leasing agent for this property and receive customary management fees and leasing commissions. The acquisition also included 2.9 acres of development land.

RRHWOODS, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million ten-year loan from a lender. As an inducement to make the loan at a 6.3% long-term rate, we and our partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of December 2004, we expensed our share of the master lease payments totaling $0.2 million and recorded $0.6 million in other liabilities and $0.6 million as a deferred charge included in other assets on our Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that we could be required to make based on the current leases in place is approximately $3.6 million as of December 31, 2004. The likelihood of us paying on our $0.8 million guarantee is believed to be remote since the master lease payments enable the joint ventures to satisfy the minimum debt coverage ratio and should we be required to pay our portion of the guarantee, we would recover the $0.8 million from other joint venture assets.

On June 28, 2004, Kapital-Consult, a European investment firm, bought an interest in HIW-KC Orlando, LLC, an entity formed by us. HIW-KC Orlando, LLC owns five in-service office properties, encompassing 1.3 million rentable square feet, located in the central business district of Orlando, Florida which were valued under the joint venture agreement at $212.0 million, including amounts related to our guarantees described below, and which were subject to a $136.2 million secured mortgage loan. Our partner contributed $42.1 million in cash and received a 60.0% equity interest in the entity. The joint venture borrowed $143.0 million under a ten-year fixed rate mortgage loan from a third party lender and repaid the original $136.2 million loan. We retained a 40.0% equity interest in the joint venture and received net cash proceeds of $46.6 million, of which $33.0 million was used to pay down our Revolving Loan and $13.6 million was used to pay down additional debt. In connection with this transaction, we agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. In connection with this guarantee, as of June 30, 2004, we included $0.6 million in other liabilities and reduced the total amount of gain to be recognized by the same amount. Additionally, we agreed to guarantee re-tenanting costs for approximately 11% of the joint venture’s total square footage. We recorded a $4.1 million contingent liability with respect to such guarantee as of June 30, 2004 and reduced the total amount of gain to be recognized by the same amount. During 2004, we paid $2.4 million in re-tenanting costs related to this guarantee. We believe our estimate related to the re-tenanting costs guarantee is accurate. However, if our assumptions prove to be incorrect, future losses may occur. The contribution was accounted for as a partial sale as defined by SFAS No. 66 and we recognized a $15.9 million gain in June 2004. Since we have an ongoing 40.0% financial interest in the joint venture and since we are engaged by the joint venture to provide management and leasing services for the joint venture, for which we receive customary management fees and leasing commissions, the operations of these properties were not reflected as discontinued operations consistent with SFAS No. 144 and the related gain on sale was included in continuing operations in the second quarter of 2004.

On September 27, 2004, we and an affiliate of Crosland, Inc. formed Weston Lakeside, LLC, in which we have a 50.0% ownership interest. On June 29, 2005, we contributed 22.4 acres of land at an agreed upon value of $3.9 million to this joint venture, and our partner contributed approximately $2.0 million in cash; immediately thereafter, the joint venture distributed approximately $1.9 million to us. Crosland, Inc. will develop, manage and operate this joint venture, which will construct approximately 332 rental residential units at a total estimated cost of approximately $32.0 million expected to be completed by the second quarter of 2007. Crosland, Inc. will receive 3.5% of gross revenue of the joint venture in management fees and 4.25% in development fees. The joint venture expects to finance the development with a $28.4 million construction loan that will be guaranteed by Crosland, Inc. We will provide limited development services for the project and will receive a fee equal to 1.0% of the development costs excluding land. We will account for this joint venture using the equity method of accounting.

On December 22, 2004, we and Easlan Investment Group, Inc. formed The Vinings at University Center, LLC. We contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50.0% equity interest and Easlan Investment Group contributed $1.1 million in the form of a non-interest bearing promissory note for a 50.0% equity interest in the entity. Upon formation, the joint venture entered into a $9.7 million secured construction loan to complete the construction of 156 apartment units on the 7.8 acres of land, which is expected to be completed by the fourth quarter of 2005; $392,000 was borrowed on the construction loan at December 31, 2004. Our joint venture partner has guaranteed this construction loan. The Easlan Investment Group, Inc. will be the manager and leasing agent for these apartment units and receive customary management fees and leasing commissions. We will receive development fees throughout the construction project and management fees of 1.0% of gross revenues at the time the apartments are 80.0% occupied. We are currently consolidating this joint venture under the provisions of FIN 46. As such, our balance sheet at December 31, 2004 includes $1.8 million of development in process and a $0.4 million construction note payable.

Financing and Profit-Sharing Arrangements

The following summarizes sale transactions that were or continue to be accounted for as financing and/or profit-sharing arrangements under paragraphs 25 through 29 of SFAS No. 66.

- SF-HIW Harborview, LP

On September 11, 2002, we contributed Harborview Plaza, an office building located in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. The other partner contributed $12.6 million of cash and a new loan was obtained by the partnership for $22.8 million. In connection with this disposition, we entered into a master lease agreement with Harborview LP for five years on the then vacant space in the building (approximately 20% of the building); occupancy was 99.7% at December 31, 2004. We also guaranteed to Harborview LP the payment of tenant improvements and lease commissions of $1.2 million. Our maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002 and was $1.1 million at December 31, 2004. Additionally, our partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to us in exchange for cash at any time during the one-year period commencing on September 11, 2014. The value of the 80.0% equity interest will be determined at the time that such partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP’s assets and liabilities, less 3.0%, which amount was intended to cover the normal costs of a sale transaction.

Because of the put option and the master lease agreement, this transaction is accounted for as a financing transaction, as described in Note 1 to the Consolidated Financial Statements. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain on our books. As a result, we have established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the current fair value, which is $14.8 million at December 31, 2004, but not less than the original financing obligation. This adjustment is amortized prospectively through September 2014. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. We continue to depreciate the property and record all of the depreciation on our books. Any payments made under the master lease agreement were expensed as incurred ($0.1 million, $0.4 million and $0.3 million was expensed during the years ended December 31, 2004, 2003 and 2002, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or is otherwise terminated, we will record the transaction as a sale and recognize gain on sale.

- Eastshore

On November 26, 2002, we sold three buildings located in Richmond, Virginia (the “Eastshore” transaction) for a total price of $28.5 million in cash, which was paid in full by the buyer at closing. Each of the sold properties is a single tenant building leased on a triple-net basis to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc.

In connection with the sale, we entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any shortfalls that may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). Our maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and was $12.4 million as of December 31, 2004. No payments were made during 2003 or 2002 in respect of these rent guarantees. However, in June 2004, we began to make monthly payments to the buyer, at an annual rate of $0.1 million, as a result of the existing tenant renewing a lease in one building at a lower rental rate.

These rent guarantees are a form of continuing involvement as discussed in paragraph 28 of SFAS No. 66. Because the guarantees cover the entire space occupied by a single tenant under a triple-net lease arrangement, our guarantees are considered a guaranteed return on the buyer’s investment for an extended period of time. Therefore, the transaction has been accounted for as a financing transaction following the accounting method described in Note 1 to the Consolidated Financial Statements. Accordingly, the assets, liabilities and operations are included in the Consolidated Financial Statements, and a financing obligation of $28.8 million was recorded which represents the amount received from the buyer, adjusted for subsequent activity. The income from the operations of the properties, other than depreciation, is allocated 100.0% to the owner as interest expense on a financing obligation. Payments made under the rent guarantees are charged to expense as incurred. This transaction was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under the guarantees became less than the related gain; deferred gain will be recognized in future periods as the maximum exposure under the guarantees is reduced.

- MG-HIW, LLC

On December 19, 2000, we formed a joint venture with Miller Global, MG-HIW, LLC, pursuant to which we sold or contributed to MG-HIW, LLC 19 in-service office properties in Raleigh, Atlanta, Tampa (the “Non-Orlando City Group”) and Orlando (collectively the “City Groups”), at an agreed upon value of $335.0 million. As part of the formation of MG-HIW, LLC, Miller Global contributed $85.0 million in cash for an 80.0% ownership interest and the joint venture borrowed $238.8 million from a third-party lender. We retained a 20.0% ownership interest and received net cash proceeds of $307.0 million. During 2001, we contributed a 39,000 square foot development project to MG-HIW, LLC in exchange for $5.1 million. The joint venture borrowed an additional $3.7 million under its existing debt agreement with a third party and we retained our 20.0% ownership interest and received net cash proceeds of $4.8 million. The assets of each of the City Groups were legally acquired by four separate LLC’s of which MG-HIW, LLC was the sole member.

The Non-Orlando City Group consisted of 15 properties encompassing 1.3 million square feet and were located in Atlanta, Raleigh and Tampa. Based on the nature and extent of certain rental guarantees made by us with respect to these properties, the transaction did not qualify for sale treatment under SFAS No. 66. The transaction was accounted for as a profit-sharing arrangement, and accordingly, the assets, liabilities and operations of the properties remained on our books and a co-venture obligation was established for the amount of equity contributed by Miller Global related to the Non-Orlando City Group properties. The income from operations of the properties, excluding depreciation, was allocated 80.0% to Miller Global and reported as “co-venture expense” in our Consolidated Financial Statements. We continue to depreciate the properties and record all of the depreciation on our books. In addition to the co-venture expense, we recorded expense of $1.3 million and $0.7 million related to payments made under the rental guarantees for the years ended December 31, 2003 and 2002, respectively. No payments were made under the rental guarantees for the year ended December 31, 2004.

On July 29, 2003, we acquired our partner’s 80.0% equity interest in the Non-Orlando City Group. We paid Miller Global $28.1 million in cash, repaid $41.4 million of debt related to the properties and assumed $64.7 million of debt. We recognized a $16.3 million gain on the settlement of the $43.5 million co-venture obligation recorded on our books.

With respect to the Orlando City Group, which consists of five properties encompassing 1.3 million square feet located in the central business district of Orlando, we assumed obligations to make improvements to the assets as well as master lease obligations and guarantees on certain vacant space. Additionally, we guaranteed a leveraged internal rate of return (“IRR”) of 20.0% on Miller Global’s equity. The contribution of these Orlando properties was accounted for as a financing arrangement under SFAS No. 66. Consequently, the assets, liabilities and operations related to the properties remained on our books and a financing obligation was established for the amount of equity contributed by Miller Global related to the Orlando City Group. The income from operations of the properties, excluding depreciation, was allocated 80.0% to Miller Global and reported as interest on financing obligation in our Consolidated Financial Statements. This financing obligation was also adjusted each period by accreting the obligation up to the 20.0% guaranteed internal rate of return by a charge to interest expense, such that the financing obligation equaled at the end of each period the amount due to Miller Global including the 20.0% guaranteed return. We recorded interest expense on the financing obligation of $3.2 million, $11.6 million and $10.1 million, which includes amounts related to this IRR guarantee and payments made under the rental guarantees, for the years ended 2004, 2003 and 2002, respectively. We continued to depreciate the Orlando properties and record all of the depreciation on our books until June 2004 when the assets were contributed to a 40% owned joint venture, HIW-KC Orlando, LLC.

On July 29, 2003, we also entered into an option agreement to acquire Miller Global’s 80.0% interest in the Orlando City Group. On March 2, 2004, we exercised our option and acquired our partner’s 80.0% equity interest in the Orlando City Group. The properties were 86.8% leased as of December 31, 2004 and encumbered by $136.2 million of floating rate debt with interest based on LIBOR plus 200 basis points. At the closing of the transaction, we paid our partner, Miller Global, $62.5 million and a $7.5 million letter of credit delivered to the seller in connection with the original execution of the option agreement was cancelled. Since the initial contribution of these assets was accounted for as a financing arrangement and since the financing obligation was adjusted each period for the IRR guarantee, no gain or loss was recognized upon the extinguishment of the financing obligation. As previously described, we sold a 60.0% interest in these assets in June 2004.

Interest Rate Hedging Activities

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our Revolving Loan and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the unsecured issuance of debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we may enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

The following table sets forth information regarding our interest rate hedge contract as of December 31, 2004 ($ in thousands):

Type of Hedge	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	Fair Market Value
Interest Rate Swap	$20,000	6/1/2005	1 month USD-LIBOR-BBA	1.590%	$101

The interest rate on all of our variable rate debt is adjusted at one and three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. During 2004, only a nominal amount was received from counter parties under interest rate hedge contracts. The interest rate swap that matured on June 1, 2005 was not renewed or extended. We currently have no outstanding interest rate hedge contracts.

As further described below under “- Related Party Transactions,” we had an embedded derivative as part of the land purchase arrangement with GAPI, Inc.

Related Party Transactions

We have previously reported that we have had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by Gene H. Anderson, an executive officer and director of the Company. Under the terms of the contract, the development land is to be purchased in phases, and the purchase price for each phase or parcel is settled for in cash and/or Common Units. The price for the various parcels is based on an initial value for each parcel, adjusted for an interest factor, currently 6.88% per annum, applied up to the closing date and also for changes in the value of the Common Units. On January 17, 2003, the Company acquired an additional 23.5 acres of this land from GAPI, Inc. for 85,520 shares of Common Stock and $384,000 in cash for total consideration of $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by us was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between us and GAPI, Inc., we were entitled to and received in 2003 the $1.8 million proceeds from the condemnation. In July 2003, we appealed the condemnation and are currently seeking additional payment from the state; the recognition of any gain has been deferred pending resolution of the appeal process. In April 2005, we acquired for cash an additional 12.1 acres of the Bluegrass Valley land from GAPI, Inc. and also settled for cash the final purchase price with GAPI, Inc. on the 4.0 acres that were taken by the Georgia Department of Transportation, which aggregated approximately $2.7 million, of which $0.7 million was recorded as a payable to GAPI, Inc. on our financial statements as of December 31, 2004. In August 2005, we acquired 12.7 acres, representing the last parcel of land to be acquired, for cash aggregating $3.2 million. We believe that the purchase price with respect to each land parcel was at or below market value. These transactions were unanimously approved by the full Board of Directors with Mr. Anderson abstaining from the vote. The contract provided that the land parcels could be paid in Common Units or in cash, at the option of the seller. This feature constituted an embedded derivative pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The

embedded derivative feature is accounted for separately and adjusted based on changes in the fair value of the Common Units. This resulted in an increase to other income of $1.3 million in 2002, and a decrease to other income of $0.7 and $0.4 million in 2003 and 2004, respectively. In 2005, an additional $0.2 million expense was recorded related to the embedded derivative, which expired upon the closing of the final land transaction in August 2005.

We entered into a series of agreements in January and February 2005, pursuant to which we, through a third party broker, sold on February 28, 2005 and April 15, 2005, three non-core industrial buildings in Winston-Salem, North Carolina to John L. Turner and certain of his affiliates in exchange for a gross sales price of approximately $27.0 million, of which $20.3 million was paid in cash and the remainder from the surrender of 256,508 Common Units in the Operating Partnership. We recorded a gain of approximately $4.8 million upon the closing of these sales. Mr. Turner retired from the Board of Directors effective December 31, 2005. We believe that the purchase price paid for these assets by Mr. Turner and his affiliates was equal to their fair market value. The sales were unanimously approved by the full Board of Directors with Mr. Turner not being present to discuss or vote on the matter.

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

The policies and estimates used in the preparation of our Consolidated Financial Statements are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2004. However, certain of our significant accounting policies contain an increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements. Management has reviewed our critical accounting policies and estimates with the audit committee of the Company’s Board of Directors and the Company’s independent auditors.

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

•	Real estate and related assets;

•	Sales of real estate;

•	Allowance for doubtful accounts; and

•	Property operating expense recoveries.

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of an asset are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to operating expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized over the life of the respective leases using the straight-line method.

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at cost in the Consolidated Balance Sheets. Our capitalization policy on development properties is in accordance with SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties,” SFAS No. 34, “Capitalization of Interest Costs,” and SFAS No. 58, “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method.” Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction.

Expenditures directly related to the leasing of properties are included in deferred leasing costs and are stated at cost in the Consolidated Balance Sheets. We capitalize initial direct costs related to our leasing efforts in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs such as legal fees related to leasing activities that are incurred in connection with successfully securing leases on the properties. Capitalized leasing costs are amortized on a straight-line basis over the estimated lives of the respective leases. Estimated costs related to unsuccessful activities are expensed as incurred. If our assumptions regarding the successful efforts of leasing are incorrect, the resulting adjustments could impact earnings.

Upon the acquisition of real estate, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired-in place leases and other identified intangible assets and assumed liabilities in accordance with SFAS No. 141, “Business Combinations.” We allocate the purchase price to the acquired assets and assumed liabilities based on their relative fair values. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above and below market leases acquired are recorded at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining term of the respective leases and any below market option periods. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance is adjusted through rental revenue.

The value of in-place leases is based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses. The value of in-place leases is amortized to depreciation and amortization expense over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of its related intangible asset is expensed.

The value of a tenant relationship is based on our overall relationship with the respective tenant. Factors considered include the tenant’s credit quality and expectations of lease renewals. The value of a tenant relationship is amortized to expense over the initial term and any renewal periods defined in the respective leases. Based on our acquisitions since the adoption of SFAS No. 141 and SFAS No. 142, we have deemed tenant relationships to be immaterial and have not allocated any amounts to this intangible asset.

Real estate and leasehold improvements are classified as long-lived assets held for sale or as long-lived assets to be held for use. Real estate is classified as held for sale when the criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” are satisfied; this determination requires management to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur. Actual results could differ from those assumptions. In accordance with SFAS No. 144, we record assets held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value. With respect to assets classified as held for use, if events or changes in circumstances, such as a significant decline in occupancy and change in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the net carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analysis; in some instances, appraisal information may be available and is used in addition to the discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on our properties held for sale and held for use.

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

For sales transactions that do not meet sale criteria as set forth in SFAS No. 66, we evaluate the nature of the continuing involvement, including put and call provisions, if present, and account for the transaction as a financing arrangement, profit-sharing arrangement or other alternate method of accounting rather than as a sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, we determine which method is most appropriate based on the substance of the transaction.

If we have an obligation to repurchase the property at a higher price or at a future indeterminable value (such as fair market value), or we guarantee the return of the buyer’s investment or a return on that investment for an extended period, we account for such transaction as a financing transaction. If we have an option to repurchase the property at a higher price and it is likely we will exercise this option, the transaction is accounted for as a financing transaction. For transactions treated as financings, we record the amounts received from the buyer as a financing obligation and continue to keep the property and related accounts recorded on our books. The results of operations of the property, net of expenses other than depreciation (net operating income), will be reflected as “interest expense” on the financing obligation. If the transaction includes an obligation or option to repurchase the asset at a higher price, additional interest is recorded to accrete the liability to the repurchase price. For options or obligations to repurchase the asset at fair market value at the end of each reporting period, the balance of the liability is adjusted to equal the current fair value to the extent fair value exceeds the original financing obligation. The corresponding debit or credit will be recorded to a related discount account and the revised debt discount is amortized over the expected term until termination of the option or obligation. If it is unlikely such option will be exercised, the transaction is accounted for under the deposit method or profit-sharing method. If we have an obligation or option to repurchase at a lower price, the transaction is accounted for as a leasing arrangement. At such time as these repurchase obligations expire, a sale will be recorded and gain recognized.

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

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued straight-line rents receivable. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our tenant, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, we estimate the expected recovery through bankruptcy claims and increase the allowance for amounts deemed uncollectible. If our assumptions regarding the collectibility of accounts receivable prove incorrect, we could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of our allowance for doubtful accounts.

Property Operating Expense Recoveries

Property operating cost recoveries from tenants (or cost reimbursements) are determined on a lease-by-lease basis. The most common types of cost reimbursements in our leases are common area maintenance (“CAM”) and real estate taxes, where the tenant pays a share of operating and administrative expenses and real estate taxes, as determined in each lease.

The computation of cost reimbursements from tenants for CAM and real estate taxes is complex and involves numerous judgments, including the interpretation of terms and other tenant lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computations. Many tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We record these payments as income each month. We also make adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each tenant’s final cost reimbursements and, after considering amounts paid by the tenant during the year, issue a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, usually beginning in March and completed by mid-year. The net amounts of any such adjustments have not been material in the years presented.

FUNDS FROM OPERATIONS

We believe that FFO and FFO per unit are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because FFO and FFO per unit calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, management believes that the use of FFO and FFO per unit, together with the required GAAP presentations, provide a more complete understanding of our performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.

FFO and FFO per unit as disclosed by other REITs may not be comparable to our calculation of FFO and FFO per unit as described below. However, you should be aware that FFO and FFO per unit are non-GAAP financial measures and do therefore not represent net income or net income per unit as defined by GAAP. Net income and net income per unit as defined by GAAP are the most relevant measures in determining our operating performance because FFO and FFO per unit include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Furthermore, FFO per unit does not depict the amount that accrues directly to the unitholders’ benefit. Accordingly, FFO and FFO per unit should never be considered as alternatives to net income or net income per unit as indicators of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and which appropriately excludes the cost of capital improvements and related capitalized interest is as follows:

•	Net income (loss) computed in accordance with GAAP;

•	Less distributions to preferred unitholders;

•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

•	Less gains, or plus losses, from sales of depreciable operating properties (but excluding impairment losses) and items that are classified as extraordinary items under GAAP;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•	Plus or minus adjustments for depreciation and amortization and gains/(losses) on sales related to discontinued operations.

Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

FFO and FFO per unit for the years ended December 31, 2004, 2003 and 2002 are summarized in the following table ($ in thousands, except per unit amounts):

	2004		2003		2002
	Amount	Per Unit Diluted	Amount	Per Unit Diluted	Amount	Per Unit Diluted
			(restated)		(restated)
Funds from operations:
Net income	$42,964		$42,249		$87,326
Distributions on preferred units	(30,852)		(30,852)		(30,852)

Net income applicable to common units	12,112	$0.20	11,397	$0.19	56,474	$0.94
Add/(Deduct):
Depreciation and amortization of real estate assets	129,507	2.17	136,201	2.29	133,729	2.23
Gain/(loss) on disposition of depreciable real estate assets	(18,880)	(0.31)	(8,572)	(0.14)	(15,183)	(0.25)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	8,653	0.15	7,056	0.12	7,349	0.12
Discontinued operations:
Depreciation and amortization of real estate assets	1,768	0.03	4,317	0.07	9,026	0.15
Gain on sale	(9,380)	(0.16)	(8,986)	(0.15)	(17,191)	(0.29)

Funds from operations applicable to common units	$123,780	$2.08	$141,413	$2.38	$174,204	$2.90

Distribution payout data:
Distributions paid per common unit	$1.70		$1.86		$2.34

As a percent of funds from operations	81.7%		78.2%		80.7%

Weighted average units outstanding – diluted	59,616		59,502		60,153

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future effects, but only indicators of reasonably possible effects. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and the Notes to Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

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

As of December 31, 2004, we had $1,216 million of fixed rate debt outstanding. The estimated aggregate fair value of this debt at December 31, 2004 was $1,313 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of December 31, 2004 would decrease by approximately $59.7 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of December 31, 2004 would increase by approximately $64.7 million.

As of December 31, 2004, we had $356.6 million of variable rate debt outstanding. Of that amount, $336.6 million was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower, our annual interest expense would be decreased or increased $3.4 million.

For a discussion of our interest rate hedge contract in effect at December 31, 2004, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Interest Rate Hedging Activities.” If interest rates increase by 100 basis points, the aggregate fair market value of this interest rate hedge contract as of December 31, 2004 would have increased by $0.06 million. If interest rates decrease by 100 basis points, the aggregate fair market value of this interest rate hedge contract as of December 31, 2004 would have decreased by $0.07 million. This interest rate hedge contract matured on June 1, 2005 and was not renewed or extended. We currently have no outstanding interest rate hedge contracts.

At December 31, 2004, we had an embedded derivative as part of a land purchase arrangements, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Related Party Transactions.” In 2005, a loss of $0.2 million was recorded on this embedded derivative which expired in August 2005 upon closing of the final land parcel under the arrangement.

In addition, we are exposed to certain losses in the event of nonperformance by the counter parties under any outstanding hedge contracts. We expect the counter parties, which are major financial institutions, to perform fully under any such contracts. However, if any of the counter parties was to default on its obligation under an interest rate hedge contract, we could be required to pay the full rates on our debt, even if such rates were in excess of the rate in the contract.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page F-1 of the financial report included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

General

The purpose of this section is to discuss the effectiveness of our disclosure controls and procedures and recent changes in our internal control over financial reporting. The statements in this section represent the conclusions of Edward J. Fritsch, who became the CEO of the Company on July 1, 2004, and Terry L. Stevens, who became the CFO of the Company on December 1, 2003.

The CEO and CFO of the Company evaluate our disclosure controls and procedures. This evaluation includes a review of the controls’ objectives and design, the controls’ implementation by the Operating Partnership and the effect of the controls on the information generated for use in this Annual Report. We seek to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, is undertaken. Our disclosure controls and procedures are also evaluated on an ongoing basis by or through the following:

•	activities undertaken and reports issued by employees in our internal audit department;

•	management’s evaluation of the results of audits provided by our independent auditors in connection with their audit activities;

•	other personnel in our finance and accounting organization;

•	members of our internal disclosure committee; and

•	members of the audit committee of the Company’s Board of Directors.

The Company’s management, including the CEO and CFO, do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Disclosure Controls and Procedures

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure. Based solely on the material weaknesses that existed in the Company’s internal control over financial reporting as described in its 2004 Annual Report on Form 10-K, the CEO and CFO of the Company do not believe that our disclosure controls and procedures were effective at December 31, 2004.

Changes in Internal Control Over Financial Reporting

Since late 2002, we have added several experienced staff to our Finance and Accounting Departments. These included an Assistant Controller (new position), a Director of Financial Standards and Compliance (new position), a Senior Director of Investor Relations (replacement) and a new Chief Financial Officer of the Company (replacement, as the former CFO assumed a new position within the Company). During 2003 and 2004 (including during the fourth quarter of 2004), we improved our internal control over financial reporting by, among other things (i) expanding supervisory activities and monitoring techniques, (ii) increasing and improving the education of personnel on our accounting staff and in our various divisional operating offices, including issue-specific informal mentoring and on-the-job training, (iii) strengthening our procedures designed to ensure that information relating to transactions directly or indirectly involving the Operating Partnership and its subsidiaries is made known to persons responsible for preparing our financial statements, including implementing a policy to make frequent inquiries of our personnel, requiring all divisional vice presidents, other executive officers and certain members of our accounting staff to execute sub-certifications about the accuracy of the financial records and internal controls and enhancing and formalizing the functioning of our disclosure committee meetings, which include members of senior management and accounting staff, and (iv) preparing and implementing revised checklists to ensure appropriate assessment and application of GAAP to all transactions, particularly complex transactions, such as sales of real estate with continuing involvement that are governed by SFAS No. 66.

In 2005, we have undertaken the following additional improvements to our internal control over financial reporting. First, we have developed and implemented or are developing remediation plans for the specific material weaknesses that exist in the Company’s internal control over financial reporting and for other control deficiencies of the Company that were identified but not considered to be material weaknesses. Second, we have begun the process of developing and implementing a Company-wide policy and procedures manual for use by our divisional and accounting staff, intended to ensure consistent and appropriate assessment and application of GAAP. The first phase of this process has focused on the preparation of formal written policies and procedures with respect to accounting for fixed assets and leasing costs. We engaged Grant Thornton LLP this year to assist us with the first phase of this process to develop and implement such policies and procedures. Third, we plan to provide training for our accounting staff and employees in our various divisional operating offices to educate our personnel with respect to the accounting adjustments that have been made to our historical financial statements in this Annual Report and in our amended 2003 Annual Report and to the material weaknesses and other control deficiencies in the Company’s internal control over financial reporting that existed as of December 31, 2004. Fourth, we have formed a permanent committee to monitor and oversee the ongoing remediation of all deficiencies identified from time to time in the Company’s annual assessment of its internal control over financial reporting. This committee consists of the CFO, COO, corporate controller and representatives from appropriate business functions within the Company. Fifth, we are in the process of hiring a Chief Accounting Officer (new position).

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company is the sole general partner of the Operating Partnership. For information regarding the Company’s executive officers, see “ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT.” The Company’s Board of Directors currently consists of the following 10 members:

Thomas W. Adler, 65, has been a director since June 1994. Mr. Adler is chairman of PSF Management Co. in Cleveland, Ohio. Mr. Adler formerly served on the board of directors of the National Association of Realtors and the boards of governors of the American Society of Real Estate Counselors and the National Association of Real Estate Investment Trusts and is a past national president of the Society of Industrial and Office Realtors. Mr. Adler is currently active in the Urban Land Institute. Mr. Adler was re-elected by the Company’s stockholders in 2002 for a three-year term.

Gene H. Anderson, 60, has been a director and senior vice president since the Company’s combination with Anderson Properties, Inc. in February 1997. Mr. Anderson manages our Atlanta regional operations. Mr. Anderson served as president of Anderson Properties, Inc. from 1978 to February 1997. Mr. Anderson was past president of the Georgia chapter of the National Association of Industrial and Office Properties and is a national board member of the National Association of Industrial and Office Properties. Mr. Anderson was re-elected by the Company’s stockholders in 2003 for a three-year term.

Kay N. Callison, 62, has been a director since the Company’s merger with J.C. Nichols Company in July 1998. Ms. Callison had served as a director of J.C. Nichols Company since 1982. Ms. Callison is active in charitable activities in the Kansas City metropolitan area. Ms. Callison was re-elected by the Company’s stockholders in 2002 for a three-year term.

Edward J. Fritsch, 47, has been a director since January 2001. Mr. Fritsch became the Company’s chief executive officer on July 1, 2004 and its president in December 2003. Prior to that, Mr. Fritsch was the Company’s chief operating officer from January 1998 to July 2004 and was a vice president and secretary from June 1994 to January 1998. Mr. Fritsch joined our predecessor in 1982 and was a partner of that entity at the time of the Company’s initial public offering in June 1994. Mr. Fritsch serves on the University of North Carolina’s Board of Visitors, the Board of Trustees of St. Timothy’s Episcopal School and the Board of Directors of the Triangle Chapter of the YMCA. Mr. Fritsch was re-elected by the Company’s stockholders in 2004 for a three-year term.

Ronald P. Gibson, 61, has been a director since March 1994. Mr. Gibson was the Company’s chief executive officer from March 1994 until his retirement in June 2004. Mr. Gibson also served as the Company’s president from March 1994 until December 2003. Mr. Gibson was a founder of our predecessor and served as its managing partner following its formation in 1978. Mr. Gibson is a director of Capital Associated Industries. Mr. Gibson was re-elected by the Company’s stockholders in 2003 for a three-year term.

Lawrence S. Kaplan, 63, has been a director since November 2000. Mr. Kaplan is a certified public accountant and retired in 2000 as a partner from Ernst & Young LLP where he was the national director of that firm’s REIT Advisory Services group. Mr. Kaplan has served on the board of governors of the National Association of Real Estate Investment Trusts and has been actively involved in REIT legislative and regulatory matters for over 20 years. Mr. Kaplan is a director of Maguire Properties, Inc., a publicly traded office REIT based in California, and Feldman Mall Properties, Inc., a publicly traded mall REIT based in Arizona. Mr. Kaplan was re-elected by the Company’s stockholders in 2004 for a three-year term.

Sherry A. Kellett, 61, has been a director since November 2005. Ms. Kellett is a certified public accountant. Ms. Kellett served as senior executive vice president and controller of BB&T Corporation from 1995 until her retirement on August 1, 2003. Ms. Kellett had served as corporate controller of Southern National Corporation from 1991 until 1995 when it merged with BB&T Corporation. Ms. Kellett previously served in several positions at Arthur Andersen & Co. Ms. Kellett is a director of MidCountry Financial Corp., a private financial services holding company based in Macon, GA. Ms. Kellett is a board member of the North Carolina School of the Arts Foundation and has also served on the boards of the Piedmont Kiwanis Club, Senior Services Inc., The Winston-Salem Foundation, the Piedmont Club and the N.C. Center for Character Education. Ms. Kellett was elected by the Company’s Board of Directors in November 2005 to fill a vacancy created by an increase in the number of independent directors on the Board. Under Maryland law, a director elected by the board of directors to fill a vacancy serves until the next annual meeting of stockholders and until his or her successor is elected and qualifies.

L. Glenn Orr, Jr., 65, has been a director since February 1995. Mr. Orr has been president and chief executive officer of The Orr Group since 1995. Mr. Orr was chairman of the board of directors, president and chief executive officer of Southern National Corporation from 1990 until its merger with BB&T Corporation in 1995. Mr. Orr previously served as president and chief executive officer of Forsyth Bank and Trust Co., president of Community Bank in Greenville, S.C. and president of the North Carolina Bankers Association. Mr. Orr is a member of the boards of directors of Medical Properties Trust, Inc., The International Group, Inc., Village Tavern, Inc. and Broyhill Management Fund, and he is a trustee of Wake Forest University. Mr. Orr was re-elected by the Company’s stockholders in 2004 for a three-year term.

O. Temple Sloan, Jr., 66, is chairman of the Board of Directors, a position he has held since March 1994. Mr. Sloan was a founder of our predecessor. He is chairman and chief executive officer of The International Group, Inc., a distributor of automotive replacement parts. Mr. Sloan is a director of Bank of America Corporation and Lowe’s Companies, Inc. Mr. Sloan was re-elected by the Company’s stockholders in 2003 for a three-year term.

F. William Vandiver, Jr., 63, has been a director since July 2002. Mr. Vandiver served as corporate risk management executive at Bank of America from 1998 until his retirement in 2002. Mr. Vandiver serves as trustee of the Presbyterian Hospital Foundation, senior advisor of McColl Partners, and is chairman of the Queens University of Charlotte board of trustees. He serves on the board of directors of the International Group and the president’s advisory council at Clemson University. Mr. Vandiver was re-elected by the Company’s stockholders in 2003 for a three-year term.

Independent Directors

At least a majority of the Company’s directors and all of the members of the audit committee and the compensation and governance committee must meet the test of “independence” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the Board of Directors must affirmatively determine that a director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). The Board of Directors has determined that any relationship or arrangement between the Company and one or more affiliates of a director that does not require disclosure pursuant to Item 404 of SEC Regulation S-K does not, by itself, preclude a determination of independence (except with respect to members of the audit committee). The Board of Directors has determined that each of Messrs. Adler, Kaplan, Orr, Sloan and Vandiver and Ms. Callison and Ms. Kellett satisfies the bright-line criteria and that none has a relationship with the Company that would interfere with such person’s ability to exercise independent judgment as a member of the Board. Therefore, the Company believes that each of such directors is independent under the New York Stock Exchange rules.

Committees of the Board of Directors

Audit Commitee. The audit committee currently consists of Messrs. Kaplan and Vandiver and Ms. Kellett. Mr. Kaplan serves as chairman of the audit committee. The audit committee approves the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, approves audit and non-audit fees and reviews the adequacy of our internal accounting controls.

The Board of Directors has made the following determinations about the composition of the audit committee:

•	Each member is independent under the rules and regulations of the New York Stock Exchange.

•	Each member is financially literate.

•	At least two members, Mr. Kaplan and Ms. Kellett, both of whom are certified public accountants, are financial experts.

•	No member has accepted any consulting, advisory or other compensatory fee from the Company other than as set forth below under “—Compensation of Directors.”

During 2004, the audit committee held five in-person meetings and 10 conference calls.

The audit committee has adopted a process for stockholders to send communications to the audit committee with concerns or complaints concerning our regulatory compliance, accounting, audit or internal controls issues. Written communications may be addressed to the Chairman of the Audit Committee, Highwoods Properties, Inc., 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604. To view an online version of the audit committee’s charter, please visit the “Investor Relations/Governance Documents” section of our website at www.highwoods.com. This information is also available in print to any stockholder who requests it by writing Investor Relations, Highwoods Properties, Inc., 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604.

Compensation and Governance Committee. The compensation and governance committee currently consists of Messrs. Orr and Sloan and Ms. Callison. Mr. Orr serves as chairman of the compensation and governance committee. The Board of Directors has determined that each of the members of the compensation and governance committee is independent under the rules and regulations of the New York Stock Exchange.

The compensation and governance committee determines compensation for the Company’s executive officers and implements our long-term incentive plans, including the Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”). The committee also makes recommendations concerning board member qualification standards, director nominees, board responsibilities and compensation, board access to management and independent advisors and management succession. On an annual basis, the compensation and governance committee assesses the appropriate skills and characteristics of existing and new board members. This assessment includes consideration as to the members’ independence, diversity, age, skills and experience in the context of the needs of the Board. The same criteria are used by the compensation and governance committee in evaluating nominees for directorship.

During 2004, the compensation and governance committee held four in-person meetings and two conference calls.

In making any nominee recommendations to the Board, the compensation and governance committee will typically consider persons recommended by the Company’s stockholders so long as the recommendation is submitted to the committee prior to the date which is 120 days before the anniversary of the mailing of the Company’s prior year’s proxy statement. However, since the Company’s next annual meeting will be held more than 30 days after the anniversary of our last annual meeting on May 18, 2004, the deadline for the submission by stockholders of nominee recommendations for the annual meeting expected to be held in May 2006 is January 16, 2006. Any such nominations, together with appropriate biographical information, should be submitted to the Chairman of the Compensation and Governance Committee, Highwoods Properties, Inc., 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604. However, the compensation and governance committee may, in its sole discretion, reject any such recommendation for any reason.

The compensation and governance committee’s charter is available on our website for review at www.highwoods.com in the “Investor Relations/Governance Documents” section. This information is also available in print to any stockholder who requests it by writing Investor Relations, Highwoods Properties, Inc., 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604.

Investment Committee. The investment committee currently consists of Messrs. Adler, Anderson, Fritsch, Gibson and Sloan. The investment committee oversees the acquisition, new development, redevelopment and asset disposition process. The investment committee generally meets on call to review new opportunities and to make recommendations to the Board of Directors concerning such opportunities.

Executive Committee. The executive committee currently consists of Messrs. Adler, Orr, Sloan and Vandiver. In addition, the Company’s Chief Executive Officer serves as an ex-officio member of the committee. The executive committee meets on call by the Chairman of the Board of Directors and may exercise all of the powers of the Board of Directors, subject to the limitations imposed by applicable law, the bylaws or the Board of Directors. The Company’s corporate governance guidelines require each of the members of the executive committee (other than the Chief Executive Officer) to be independent under the rules and regulations of the New York Stock Exchange. During 2004, the executive committee held four in-person meetings and ten conference calls.

Meetings of the Board of Directors; Independent Director Executive Sessions

The Board of Directors held five in-person meetings and five conference calls in 2004. At each in-person meeting of the Board of Directors, the independent directors meet in executive session without the presence of any current or former members of management. The Chairman of the Board of Directors (or, in the Chairman’s absence, another independent director designated by the Chairman) has been appointed to preside over such executive sessions. Each of the directors attended at least 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of all committees of the Board of Directors on which the director served. The Board of Directors encourages its members to attend each annual meeting of the Company’s stockholders. Three members of the Board of Directors attended the Company’s last annual meeting.

Corporate Governance Matters

The Board of Directors, in its role as primary governing body of the Company, provides oversight of the Operating Partnership’s affairs. The Board of Directors has adopted corporate governance guidelines and a code of business conduct and ethics applicable to directors, officers and employees and a separate code of ethics for the Company’s chief executive officer and its senior financial officers. This information is available in print to any stockholder who requests it by writing Investor Relations, Highwoods Properties, Inc., 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604. We intend to satisfy the disclosure requirement under Item 5.05 (formerly Item 10) of Form 8-K regarding any amendment to, or any waiver from, a provision of these Codes of Ethics by posting such information on our website as identified below. Our website includes the Company’s Codes of Ethics, committee charters and corporate governance guidelines. The Board of Directors has also established a process for interested parties, including stockholders, to communicate directly with the independent directors. Written communications may be addressed to the Chairman of the Board of Directors, Highwoods Properties, Inc., 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604. All of the foregoing information is also available by visiting the “Investor Relations/ Governance Documents” section of our website at www.highwoods.com.

We have filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The Company serves as general partner of the Operating Partnership. The following table sets forth information concerning the compensation of each person who served as the Company’s Chief Executive Officer and its four other most highly compensated executive officers (the “Named Executive Officers”) for the year ended December 31, 2004:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus (1)	Other Annual Compensation (2)	Restricted Stock Awards (3)	Securities Underlying Options (4)	All Other Compensation (5)
Edward J. Fritsch	2004	$380,085	$302,104	$475	$485,831	171,775	$20,624
President and CEO	2003	$325,219	$171,885	$5,048	$235,732	112,198	$20,399
	2002	$316,796	$148,236	$—	$223,211	84,989	$8,250
Ronald P. Gibson	2004	$206,406	$—	$19,495	$716,222	222,076	$2,353,181
CEO (6)	2003	$400,808	$240,083	$36,687	$476,129	226,621	$25,654
	2002	$390,404	$207,042	$24,706	$464,340	171,656	$8,250
Michael E. Harris	2004	$280,385	$201,491	$83,540	$202,349	77,369	$9,225
Executive Vice	2003	$223,492	$102,375	$3,736	$90,007	42,837	$9,000
President and COO	2002	$217,677	$87,944	$3,244	$87,750	32,444	$8,250
Terry L. Stevens	2004	$240,000	$158,550	$56,729	$134,411	51,396	$9,225
Vice President	2003	$18,462	$9,988	$2,006	$—	—	$—
and CFO	2002	$—	$—	$—	$—	—	$—
Mack D. Pridgen, III	2004	$226,600	$149,698	$22,092	$209,146	62,391	$24,636
Vice President, General	2003	$225,092	$118,965	$15,957	$163,143	77,654	$24,411
Counsel and Secretary	2002	$219,250	$102,600	$11,085	$159,108	58,824	$8,250
Gene H. Anderson	2004	$225,000	$100,000	$7,473	$90,008	34,417	$9,225
Senior Vice President	2003	$223,492	$102,375	$6,953	$90,007	42,837	$9,000
	2002	$217,677	$87,944	$9,880	$87,750	32,444	$8,250

(1)	Includes amounts earned in the indicated period that were paid in the following year.
(2)	We have established a deferred compensation plan pursuant to which executive officers can defer a portion of their salary and/or bonus that would otherwise be paid to the executive officer for investment in units of phantom stock or in various unrelated mutual funds, based on such officer’s election. At the end of each quarter, each executive officer who defers compensation into phantom stock that otherwise would have been paid in cash is credited with units of phantom stock at a 15% discount. Dividends on the phantom stock are assumed to be issued in additional phantom stock at a 15% discount. The amounts set forth above include the value attributable to the issuance of phantom stock at a 15% discount during the period in which the deferral election is made (regardless of when the salary and/or bonus had been earned) and the value attributable to the assumed issuance of additional phantom stock at a 15% discount upon the declaration of a dividend, but do not take into account fluctuations in the implied value of such phantom stock based on the trading of Common Stock thereafter. If any of these officers leaves our employ for any reason (other than death, disability, normal retirement or voluntary termination by us) within two years after the end of the year in which such officer has deferred compensation, at a minimum, the 15% discount and any deemed dividends are forfeited. For Mr. Harris, in addition to the value attributable to the issuance of phantom stock at a 15% discount, the amount set forth above in 2004 also includes $63,386 in relocation and travel costs related to moving to Raleigh in connection with becoming the Company’s Executive Vice President and COO on July 1, 2004 and $16,873 of additional perquisites earned during 2004. For Mr. Stevens, the amount set forth above in 2004 includes $47,311 in relocation and travel costs related to moving to Raleigh in connection with becoming the Company’s Vice President and CFO on December 1, 2003 and $9,417 of additional perquisites earned during 2004.
(3)	Represents the dollar value of restricted stock awards calculated by multiplying the closing market price of Common Stock on the date of grant by the number of shares of restricted stock awarded. This valuation does not take into account the diminution in value attributable to the restrictions applicable to the shares of restricted stock. The restricted stock awards vest 50% on the third anniversary and 50% on the fifth anniversary of the date of grant. The shares of restricted stock issued to Mr. Gibson during 2004 vested upon his retirement on June 30, 2004. Dividends are paid on all restricted stock awards at the same rate and on the same date as on shares of Common Stock. See “Restricted Stock Holdings.”

(4)	Options are nonqualified stock options. Options have varying vesting schedules of no less than four year ratable vesting. Amounts shown include the number of options granted during the indicated period with respect to the prior year’s performance.
(5)	Consists of amounts contributed by us under the Salary Deferral and Profit Sharing Plan and, if applicable, for term life insurance premiums. For Mr. Gibson, such amount during 2004 also includes the total cost recognized under GAAP for his retirement package. See “—Retirement of Former Chief Executive Officer.”
(6)	Mr. Gibson retired as the Company’s CEO on June 30, 2004.

Restricted Stock Holdings

The total restricted stock holdings and their fair market value based on the per share closing price of $27.70 as of December 31, 2004 are set forth below. The values do not reflect diminution of value attributable to the restrictions applicable to the shares of restricted stock. All of the shares of restricted stock issued on or before December 31, 2004 vest 50% on the third anniversary and 50% on the fifth anniversary of the date of grant. Dividends are paid on all restricted stock, whether or not vested, at the same rate and on the same date as on shares of Common Stock. As part of his retirement package, all shares of Mr. Gibson’s restricted stock vested on June 30, 2004 and, accordingly, are excluded from this table.

Name	Total Shares of Restricted Stock	Value at December 31, 2004
Edward J. Fritsch	50,182	$1,390,041
Michael E. Harris	21,488	$595,218
Gene H. Anderson	17,192	$476,218
Mack D. Pridgen, III	31,677	$877,453
Terry L. Stevens	5,140	$142,378

Option Grants in 2004

The following table sets forth information with respect to options granted in 2004 to the Named Executive Officers:

Name	Number of Securities Underlying Options (1)	Percent of Total Options Granted to Employees in 2004	Exercise Price Per Share	Expiration Date	Grant Date Present Value (2)
Edward J. Fritsch	171,775	21%	$26.15	February 28, 2014	$267,969
Ronald P. Gibson	182,076	22%	$26.15	February 28, 2014	$284,039
	40,000	5%	$22.44	June 7, 2005	$38,400
Michael E. Harris	77,369	9%	$26.15	February 28, 2014	$120,696
Gene H. Anderson	34,417	4%	$26.15	February 28, 2014	$53,691
Mack D. Pridgen, III	62,391	7%	$26.15	February 28, 2014	$97,330
Terry L. Stevens	51,396	6%	$26.15	February 28, 2014	$80,178

(1)	Options granted in 2004 were based on 2003 performance. Options granted in 2004 generally vest ratably over a four-year period. The 40,000 stock options granted to Mr. Gibson in 2004 with an expiration date of June 7, 2005 vested immediately.
(2)	As permitted by SEC rules, we have elected to illustrate the present value of the stock options at the date of grant set forth in this table using the Black-Scholes option-pricing model. Our use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option models require a prediction about the future movement of the share price. Except for the 40,000 stock options granted to Mr. Gibson in 2004 with an expiration date of June 7, 2005, the following assumptions were made for purposes of calculating grant date present value: expected time of exercise of 10 years, volatility of 16.0%, risk-free interest of 4.0% and a dividend yield of 6.5%. For the 40,000 stock options granted to Mr. Gibson in 2004 with an expiration date of June 7, 2005, the following assumptions were made for purposes of calculating grant date present value: expected time of exercise of one year, volatility of 16.4%, risk-free interest of 2.0% and a dividend yield of 7.5%. The real value of the options in this table depends upon the actual performance of Common Stock during the applicable period the options are exercisable.

2004 Year-End Option Values

The following table sets forth information with respect to options held by the Named Executive Officers as of December 31, 2004:

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Options at 2004 Year End (1)		Value of Unexercised In the Money Options at 2004 Year End (2) (3)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Edward J. Fritsch	—	—	365,246	320,748	$2,071,701	$917,341
Ronald P. Gibson	40,000	$62,768	1,055,500	—	$4,518,907	—
Michael E. Harris	—	—	159,958	134,242	$671,183	$368,500
Gene H. Anderson	—	—	79,755	91,290	$738,496	$301,924
Mack D. Pridgen, III	—	—	245,813	165,495	$1,526,511	$547,328
Terry L. Stevens	—	—	—	51,396	—	$79,664

(1)	Options include incentive stock options and nonqualified stock options. Unexercisable options have varying vesting schedules of no less than four year ratable vesting.
(2)	Represents the difference between a closing price of $27.70 per share of Common Stock on December 31, 2004 and the options’ exercise prices as adjusted by any dividend equivalent right (“DER”) as described in Note (3) below.
(3)	Certain nonqualified stock options granted to the Named Executive Officers in 1997 were accompanied by a DER pursuant to the 1997 Performance Award Plan. That plan provided that if the total return on a share of Common Stock exceeded certain thresholds during the five-year vesting period ending in 2002, the exercise price of such stock options with a DER would be reduced under a formula based on dividends and other distributions made with respect to such a share during the period beginning on the date of grant and ending upon exercise of such stock option. Based on the performance of the Common Stock during the five-year vesting period and the level of dividends paid on Common Stock through December 31, 2004, the exercise price per share of remaining options with a DER was reduced by $9.06 as of December 31, 2004. Effective as of December 4, 2004, the DER feature was fixed by agreement with the Named Executive Officers at an exercise price per share reduction of $9.06. As of December 31, 2004, an aggregate of 126,968 of these options held by the Named Executive Officers remain outstanding.

Employment and Change-In-Control Contracts

We entered into a three-year employment contract with Mr. Harris on July 1, 2004. The contract is thereafter extended automatically for additional three-year periods unless we give notice to Mr. Harris during the 60-day period ending one year prior to expiration of the contract. Mr. Harris may terminate the contract at any time upon 30 days’ prior written notice to us. The contract provides for a minimum annual base salary at the rate of $305,000 for Mr. Harris, which may be increased by the Board of Directors. His contract includes provisions restricting him from competing with us during employment and, except in certain circumstances, for a one-year period after termination of employment. His employment contract provides for severance payments in the event of termination by us without cause or termination by Mr. Harris for good reason equal to his base salary then in effect for the greater of one year from the date of termination or the remaining term of the contract.

The Company has change in control contracts in effect with each of Messrs. Anderson, Fritsch, Harris, Pridgen and Stevens. The contracts generally provide that, if within 36 months from the date of a change in control (as defined below), the employment of the executive officer is terminated without cause, including a voluntary termination because such executive officer’s responsibilities are changed, salary is reduced or responsibilities are diminished or because of a voluntary termination for any reason in months 13, 14 or 15 following the change of control, such executive officer will be entitled to receive 2.99 times a base amount. An executive’s base amount for these purposes is equal to 12 times the highest monthly salary paid to the executive during the 12-month period ending prior to the change of control plus the greater of (1) the average annual bonus for the preceding three years or (2) the last annual bonus paid or payable to the executive. Additionally, the Stock Option Plan and the 1999 Shareholder Value Plan provide for the immediate vesting of all options and benefits upon a change of control. Certain of the executives also receive a lump sum cash payment equal to a stated multiple of the value of all of the executive’s unexercised stock options. The multiple is three times for Mr. Fritsch, two times for Mr. Harris and one time for Messrs. Anderson and Pridgen. The contracts for each of the Named Executive Officers have varying expiration dates, but are automatically extended for one additional year on each of their respective anniversary dates. For purposes of these contracts, “change in control” generally means any of the following events:

•	the acquisition by a third party of 20% or more of the then-outstanding Common Stock;

•	individuals who currently constitute the Board of Directors (or individuals who subsequently become a director whose election or nomination was approved by at least a majority of the directors currently constituting the Board of Directors) cease for any reason to constitute a majority of the Board of Directors;

•	approval by the Company’s stockholders of a reorganization, merger or consolidation in which the Company is not the surviving entity; or

•	approval by the Company’s stockholders of a complete liquidation or dissolution or the sale or other disposition of all or substantially all of the Company’s assets.

Retirement of Former Chief Executive Officer

Mr. Gibson retired as the Company’s Chief Executive Officer on June 30, 2004. In connection with his retirement, the Board of Directors approved a retirement package for him that included a lump sum cash payment, accelerated vesting of stock options and restricted stock, extended lives of stock options and continued coverage under our health and life insurance plan for three years at our expense. Under GAAP, the changes to existing stock options and restricted stock give rise to new measurement dates and revised compensation computations. The total cost recognized under GAAP during 2004 for Mr. Gibson’s retirement was $4.6 million, comprised of a $2.2 million cash payment, $0.6 million related to the vesting of stock options, $1.7 million related to the vesting of restricted stock and approximately $100,000 for continued insurance coverage and other benefits.

Compensation and Governance Committee Interlocks and Insider Participation

During 2004, the compensation and governance committee consisted of Messrs. Orr, Sloan and William E. Graham, Jr., who retired from the Board of Directors effective December 31, 2005. None of these directors is a current or past employee and each was and is independent under the rules and regulations of the New York Stock Exchange. Mr. Sloan was a founder and former officer of our predecessor prior to our initial public offering in 1994.

Compensation and Governance Committee Report

The following sets forth the Company’s Compensation and Governance Committee Report, dated as of December 22, 2005, with respect to the compensation of the Company’s executive officers:

The committee directs the administration of the Stock Option Plan and other management incentive compensation plans. The committee’s compensation policies are designed to (a) attract and retain key individuals critical to our success, (b) motivate and reward such individuals based on corporate, business unit and individual performance and (c) align executives’ and stockholders’ interests through equity-based incentives. During 2004, the compensation and governance committee met six times and set compensation levels in compliance with the executive compensation program adopted in 1999, which was based upon extensive input from and the recommendation of William M. Mercer, Incorporated, an independent compensation consulting firm.

Compensation for executives is based generally on the following principles:

•	variable compensation should comprise a significant part of an executive’s compensation with the percentage at-risk increasing at increased levels of responsibility;

•	employee stock ownership aligns the interests of employees and stockholders;

•	compensation must be competitive with that offered by companies that compete with us for executive talent; and

•	differences in executive compensation within the Company should reflect differing levels of responsibility and performance.

A key determinant of overall levels of compensation remains the pay practices of public equity REITs that have revenues comparable to us. This peer group was chosen by our independent compensation and benefit consultants. Overall compensation is intended to be at, above or below competitive levels depending upon our performance relative to our targeted performance and the performance of our peer group.

There are three components to our executive compensation program: base salary; annual bonus; and long-term incentive compensation. The more senior the position, the greater the portion of compensation that varies with performance.

Base Salaries and Annual Bonuses. Executive salaries other than that of the Chief Executive Officer are recommended to the committee by the Chief Executive Officer and are designed to be competitive with the peer group companies described above. Changes in base salaries are based on the peer group’s practices, our performance, the individual’s performance, experience and responsibility and increases in cost of living indices. Base salaries are reviewed for adjustment annually and adjustments, if any, are effective in April. The Chief Executive Officer’s base salary is determined by the committee. No changes were made in 2004 to executive officer base salaries.

Our executive officers participate in an annual bonus program whereby they are eligible for bonuses based on a percentage of their annual base salary as of the prior December. In addition to considering the pay practices of our peer group in determining each executive’s bonus percentage, the committee also considers the executive’s ability to influence our overall performance. Each executive has a target annual incentive bonus percentage that ranges from 30% to 85% of base salary depending on the executive’s position. The executive’s actual incentive bonus for the year is the product of the target annual incentive bonus percentage times a bonus performance “factor,” which can range from zero to 200%. This bonus performance factor depends upon the relationship between how various performance criteria compare with predetermined goals. For an executive who has division responsibilities, goals for certain performance criteria are based on the division’s budget for the year, and goals for other criteria are fixed objectives that are the same for all divisions. For corporate executives, the bonus performance factor is based on the average of the factors achieved by the division executives.

Performance criteria for 2004, which were equally weighted, were the following: average occupancy rates relative to budgeted rates; net operating income relative to budgeted amounts; and average payback on leases (i.e., a metric that compares the investment in a lease to the amount of revenue to be received under the lease) relative to a fixed goal. These criteria provide an objective basis for the committee to determine bonuses for division level and corporate level executive officers. The bonus performance factors for 2004 for division executives ranged from 59% to 134%, and the average bonus performance factor for corporate executives was 88%. Notwithstanding the foregoing criteria, the committee has retained the authority to pay bonuses in its discretion. For 2004, actual incentive bonuses for the Named Executive Officers ranged from 44% to 75% of each officer’s current base salary (not including the effect of any deferral for deemed investment by us in units of phantom stock at a 15% discount as discussed in the next paragraph).

The committee has established a nonqualified deferred compensation plan pursuant to which each executive officer can elect to defer a portion of his base salary and annual bonus for investment in units of phantom stock or in various unrelated mutual funds, based on such officer’s election. At the end of each calendar quarter, any executive officer who defers compensation into phantom stock is credited with units of phantom stock at a 15% discount. Dividends on the phantom units are assumed to be issued in additional units of phantom stock at a 15% discount. If an officer that has elected to defer compensation under this plan leaves our employ voluntarily or for cause within two years after the end of the year in which such officer has deferred compensation for units of phantom stock, at a minimum, the 15% discount and any deemed dividends are forfeited. In July 2005, we modified the plan to preclude any deferrals into phantom stock after December 31, 2005.

Long-Term Incentives. In addition to the annual bonus and as an incentive to retain executive officers, our long-term incentive plan for officers provides for annual grants of stock options and restricted stock under the Stock Option Plan and other awards under the 1999 Shareholder Value Plan. The stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. The value of such options as of the date of grant is calculated using the Black-Scholes option-pricing model. The shares of restricted stock issued prior to 2005 vest 50% after three years and 50% after five years.

The 1999 Shareholder Value Plan was intended to reward our executive officers when the total shareholder returns measured by increases in the market value of shares of Common Stock plus the dividends on those shares exceeds a comparable index of our peers over a three-year period. A payout for this program, which can be in cash or other consideration, is determined by the percent change in our shareholder return compared to the composite index of our peer group. If our performance is not at least 100% of the peer group index, no payout is made. To the extent performance exceeds the peer group, the payout increases. A new three-year plan cycle begins each year under this program. No payments were earned under this program in 2004.

Section 162(m) of the Internal Revenue Code generally denies a deduction for compensation in excess of $1 million paid to certain executive officers, unless certain performance, disclosure and stockholder approval requirements are met. Option grants and certain other awards under the Stock Option Plan and the 1999 Shareholder Value Plan are intended to qualify as “performance-based” compensation not subject to Section 162(m) deduction limitation. The committee believes that a substantial portion of compensation awarded under our compensation program would be exempted from the $1 million deduction limitation. The committee’s intention is to qualify, to the extent reasonable, a substantial portion of each executive officer’s compensation for deductibility under applicable tax laws.

Chief Executive Officer Compensation. Effective June 30, 2004, Ronald P. Gibson retired from his position as our Chief Executive Officer. Prior to his retirement, his salary and long-term incentive awards were determined by the committee substantially in conformity with the policies described above for all other executive officers. As in 2003, Mr. Gibson’s base salary remained $403,500 in 2004. As of the date of his retirement, Mr. Gibson had earned $206,406 of his base salary in 2004. Because of his retirement, Mr. Gibson did not receive a bonus in 2004 under the annual bonus program. In 2003, Mr. Gibson’s bonus was $240,083. In addition, during 2004, Mr. Gibson was granted long-term incentive compensation consisting of shares of restricted stock valued at $716,222 on the date of grant, which vested upon his retirement on June 30, 2004. This was an increase of $240,093, or 50%, in restricted stock compensation for 2004 as compared to his restricted stock compensation of $476,129 for 2003. Finally, Mr. Gibson received 222,076 stock options during 2004 with 182,076 having an exercise price of $26.15 and 40,000 having an exercise price of $22.44, the fair market value of Common Stock on the respective dates of grant. Mr. Gibson was also eligible to participate in the 1999 Shareholder Value Plan; however, no payouts were made to Mr. Gibson under this plan in 2004.

Effective July 1, 2004, Edward J. Fritsch assumed the responsibilities of Chief Executive Officer upon Mr. Gibson’s retirement. Mr. Fritsch’s salary and long-term incentive awards were determined by the committee substantially in conformity with the policies described above for all other executive officers. Upon becoming Chief Executive Officer, Mr. Fritsch’s annual base salary was set at $403,500. For 2004, Mr. Fritsch earned total base salary of $380,085, which included six months of service as President and Chief Operating Officer. Mr. Fritsch earned a bonus of $302,104 in 2004, which was equal to 75% of his annual base salary as Chief Executive Officer. In addition, during 2004, Mr. Fritsch was granted long-term incentive compensation consisting of shares of restricted stock valued at $485,831 on the date of grant, which vest 50% on the third anniversary and 50% on the fifth anniversary of the date of grant. Finally, Mr. Fritsch received 171,775 stock options during 2004 at an exercise price of $26.15, which was the fair market value of Common Stock on the date of grant. Mr. Fritsch was also eligible to participate in the 1999 Shareholder Value Plan; however, no payouts were made to Mr. Fritsch under this plan in 2004.

The committee believes that the total compensation received by each of Messrs. Gibson and Fritsch during 2004 were reasonable, not excessive and consistent with the pay practices of public equity REITs that have revenues comparable to us.

Compensation Changes in 2005. For 2005, the annual incentive bonus program will operate similarly as in 2004, except that the following four performance criteria will be used for 2005, all of which are weighted equally: average occupancy rates relative to budgeted rates; net operating income relative to budgeted amounts; average payback on leases relative to a fixed goal; and average lease term relative to a fixed goal. These criteria provide an objective basis for the committee to determine bonuses for division level and corporate level executive officers. Notwithstanding the foregoing criteria, the committee has retained the authority to pay bonuses at its discretion.

Effective for 2005, options that are issued to executive officers under the Stock Option Plan will continue to vest ratably over a four-year period, but the option term will be seven years instead of 10 years. The value of such options as of the date of grant will be calculated using the Black-Scholes option-pricing model. The exercise price per share for such options will be based on the average of the daily closing prices for Common stock over the 10-day period preceding the date of grant, rather than the closing price for Common Stock on the date immediately preceding the date of grant.

We have also prospectively replaced the 1999 Shareholder Value Plan for years beginning in 2005 with a performance-based restricted stock plan under which all or a portion of additional grants of restricted stock will vest if our total shareholder returns exceed the average total returns of a selected group of peer companies over a three-year period. If our performance is not at least 100% of the peer group index, none of the restricted stock will vest at the end of the three-year period. To the extent performance equals or exceeds the peer group, the portion of issued shares that vest can range from 50% to 100%, and for exceptional levels of performance, additional shares can be granted at the end of the three year period up to 100% of the original restricted stock that was issued. These additional shares, if any, would be fully vested when issued. A new three-year plan cycle begins each year under the program. Effective for 2005, shares of time-based restricted stock that are issued to executive officers under the Stock Option Plan will vest one-third on the third anniversary, one-third on the fourth anniversary and one-third on the fifth anniversary of the date of grant.

In addition to time-based restricted stock, a portion of the restricted stock issued to executive officers in 2005 will be subject to Company-wide performance-based criteria. For 2005, the performance-based criteria is based on whether or not we meet or exceed operating goals established under our Strategic Management Plan for the four following areas relative to established goals by the end of 2007: average occupancy rates; long-term debt plus preferred equity as a percentage of total assets; fixed charge coverage ratio; and ratio of dividends to cash available for distribution.

To the extent performance equals or exceeds the threshold performance goals, the portion of issued shares of restricted stock that vest can range from 50% to 100%, and for exceptional levels of performance, additional shares can be granted at the end of the three year period up to 50% of the original restricted shares that were issued. These additional shares, if any, would be fully vested when issued.

Notwithstanding the foregoing criteria, the committee has retained the authority to issue long-term incentive awards at its discretion.

Compensation and Governance Committee

William E. Graham, Jr.*	L. Glenn Orr, Jr. (chair)	O. Temple Sloan, Jr.

*	Mr. Graham retired from the Board of Directors effective December 31, 2005.

Compensation of Directors

The Company pays directors who are not employees fees for their services as directors. During 2004, independent directors received annual compensation of $23,000 plus a fee of $1,250 (plus out-of-pocket expenses) for attendance in person at each meeting of the Board of Directors, $500 for each committee meeting attended, $250 for each telephone meeting of the Board of Directors and between $250 and $400 for each telephone meeting of a committee. In addition, independent directors on the investment committee each received an additional annual retainer of $12,000 and between $500 and $1,000 per day for property visits in 2004 and the chairman of the audit committee received an additional annual retainer of $10,000 and $1,000 per day for non-scheduled audit committee activities.

In addition, each person serving as an independent director on February 3, 2004 received 500 shares of restricted stock under the Stock Option Plan. Mr. Sloan, who serves as Chairman of the Board of Directors, received an additional 750 shares of restricted stock. The restricted stock awards vest 25% on each anniversary of the date of grant. Dividends are paid on all restricted stock awards at the same rate and on the same date as on shares of Common Stock.

Upon becoming a director, each independent director received options to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. Independent directors may elect to defer a portion of their retainer and meeting fees for investment in stock options or units of phantom stock under the

Stock Option Plan. At the end of each calendar quarter, any director that elects to defer fees in such a manner is credited with units of phantom stock at a 15% discount or with stock options. Dividends on the phantom units are assumed to be issued in additional units of phantom stock at a 15% discount.

In order to ensure the continued recruitment and retention of qualified board members and reduce the administrative burden of calculating and documenting independent director compensation, the compensation and governance committee has approved certain changes with respect to independent director compensation after conducting an internal review of the director compensation practices of the Company’s public REIT competitors. Effective after the regularly scheduled Board meeting on January 25, 2005, independent directors now receive annual compensation of $35,000, but no longer receive additional fees for attendance at meetings or participation in conference calls of the Board of Directors or its committees. Members of the audit, executive and compensation and governance committees now receive additional annual retainers of $5,000 for each committee, except that the chairman of the compensation and governance committee receives $10,000 and the chairman of the audit committee receives $20,000. Independent directors on the investment committee now receive an additional annual retainer of $12,000 and $500 per day for property visits. The annual restricted stock award for each independent director has also been increased by 250 shares to 750 shares. No changes have been made with respect to the eligibility of independent directors to receive awards under the Stock Option Plan, including restricted stock awards, nor with respect to the option for independent directors to defer a portion of their retainer and meeting fees for investment in stock options under the Stock Option Plan. However, directors will no longer be able to defer fees for phantom stock after December 31, 2005.

Officers of the Company who are directors are not paid any director fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of Common Stock as of December 31, 2004 for each person or group known to us to be holding more than 5% of the Common Stock, each director, each Named Executive Officer and the Company’s directors and executive officers as a group. The number of shares shown represents the number of shares of Common Stock the person “beneficially owns,” as determined by the rules of the SEC, including the number of shares that may be issued upon redemption of Common Units.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares (1)
O. Temple Sloan, Jr. (2)	604,623	1.11%
Edward J. Fritsch (3)	571,389	1.05%
Ronald P. Gibson (4)	1,269,367	2.31%
Michael E. Harris (5)	237,185	*
Gene H. Anderson (6)	999,142	1.83%
Mack D. Pridgen, III (7)	350,793	*
Terry L. Stevens (8)	34,058	*
Thomas W. Adler (9)	110,164	*
Kay N. Callison (10)	606,821	1.13%
William E. Graham, Jr. (11)	45,052	*
Lawrence S. Kaplan (12)	22,244	*
Sherry A. Kellett	—	—
L. Glenn Orr, Jr. (13)	41,541	*
Willard H. Smith Jr. (14)	41,086	*
John L. Turner (15)	545,550	1.00%
F. William Vandiver, Jr (16)	7,000	*
AEW Capital Management, L.P. (17)	2,693,800	5.01%
Cohen & Steers Capital Management, Inc. (18)	4,126,125	7.67%
Deutsche Bank AG and its affiliates (19)	6,797,649	12.63%
All executive officers and directors as a group (19 persons)	5,760,474	9.88%

*	Less than 1%

(1)	The total number of shares outstanding used in calculating this percentage assumes that no Common Units, stock options or warrants held by other persons are exchanged for shares of Common Stock.
(2)	Number of shares beneficially owned includes 228,059 shares issuable upon exercise of options and 261,635 shares issuable upon redemption of Common Units.
(3)	Number of shares beneficially owned includes 479,814 shares issuable upon exercise of options and 9,344 shares issuable upon redemption of Common Units.
(4)	Number of shares beneficially owned includes 1,055,500 shares issuable upon exercise of options and 50,241 shares issuable upon redemption of Common Units.
(5)	Number of shares beneficially owned includes 206,643 shares issuable upon exercise of options.
(6)	Number of shares beneficially owned includes 115,702 shares issuable upon exercise of options and 785,326 shares issuable upon redemption of Common Units.
(7)	Number of shares beneficially owned includes 310,980 shares issuable upon exercise of options.
(8)	Number of shares beneficially owned includes 12,849 shares issuable upon exercise of options.
(9)	Number of shares beneficially owned includes 89,829 shares issuable upon exercise of options.
(10)	Number of shares beneficially owned includes 26,000 shares issuable upon exercise of options. Ms. Callison disclaims beneficial ownership of 37,636 shares held in trust for the benefit of her child for which her spouse is trustee and for which she has no voting or investment power. Ms. Callison also disclaims beneficial ownership of 40,000 shares held in trust for the benefit of her husband for which she has no voting or investment power.
(11)	Number of shares beneficially owned includes 40,830 shares issuable upon exercise of options. Mr. Graham retired from the Board of Directors effective December 31, 2005.
(12)	Number of shares beneficially owned includes 17,228 shares issuable upon exercise of options. The number of shares beneficially owned includes 1,000 shares held in trust for the benefit of his child for which Mr. Kaplan has investment making power. Mr. Kaplan’s spouse is the trustee and Mr. Kaplan disclaims beneficial ownership of those shares.
(13)	Number of shares beneficially owned includes 36,000 shares issuable upon exercise of options.
(14)	Number of shares beneficially owned includes 36,000 shares issuable upon exercise of options. Mr. Smith retired from the Board of Directors effective December 31, 2005.
(15)	Number of shares beneficially owned includes 116,857 shares issuable upon exercise of options, 35,000 shares issuable upon exercise of warrants and 381,000 shares issuable upon redemption of Common Units. Mr. Turner retired from the Board of Directors effective December 31, 2005.
(16)	Number of shares beneficially owned includes 5,000 shares issuable upon exercise of options.
(17)	AEW Capital Management, L.P. is located at World Trade Center East, Two Seaport Lane, Boston, MA 02110-2021. Information obtained from Schedule 13G filed with the SEC.
(18)	Cohen & Steers Capital Management, Inc. is located at 757 Third Avenue, New York, New York 10017. Information obtained from Schedule 13G filed with the SEC.
(19)	Deutsche Bank AG is located at Taunusanlage 12, D-60325, Frankfurt am Main, Federal Republic of Germany. Information obtained from Schedule 13G filed with the SEC.

The following table provides information as of December 31, 2004 with respect to the shares of Common Stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	4,632,691	$24.51	2,531,330
Equity Compensation Plans Not Approved by Stockholders (2)	—	—	211,150

(1)	Consists of the Stock Option Plan, under which the compensation and governance committee may grant stock options, phantom stock, stock appreciation rights and restricted stock to our employees, officers and directors.
(2)	Consists of the 2000 Employee Stock Purchase Plan, under which all eligible employees have the option to defer a portion of their base salary at the end of each quarter to acquire shares of Common Stock at a 15% discount.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have previously reported that we have had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by Gene H. Anderson, an executive officer and director of the Company. Under the terms of the contract, the development land is to be purchased in phases, and the purchase price for each phase or parcel is settled for in cash and/or Common Units. The price for the various parcels is based on an initial value for each parcel, adjusted for an interest factor, currently 6.88% per annum, applied up to the closing date and also for changes in the value of the Common Units. On January 17, 2003, the Company acquired an additional 23.5 acres of this land from GAPI, Inc. for 85,520 shares of Common Stock and $384,000 in cash for total consideration of $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by us was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between us and GAPI, Inc., we were entitled to and received in 2003 the $1.8 million proceeds from the condemnation. In July 2003, we appealed the condemnation and are currently seeking additional payment from the state; the recognition of any gain has been deferred pending resolution of the appeal process. In April 2005, we acquired for cash an additional 12.1 acres of the Bluegrass Valley land from GAPI, Inc. and also settled for cash the final purchase price with GAPI, Inc. on the 4.0 acres that were taken by the Georgia Department of Transportation, which aggregated approximately $2.7 million. In August 2005, we acquired 12.7 acres, representing the last parcel of land to be acquired, for cash aggregating $3.2 million. We believe that the purchase price with respect to each land parcel was at or below market value. These transactions were unanimously approved by the full Board of Directors with Mr. Anderson abstaining from the vote.

We entered into a series of agreements in January and February 2005, pursuant to which we, through a third party broker, sold on February 28, 2005 and April 15, 2005, three non-core industrial buildings in Winston-Salem, North Carolina to Mr. Turner and certain of his affiliates in exchange for a gross sales price of approximately $27.0 million, of which $20.3 million was paid in cash and the remainder from the surrender of 256,508 Common Units. We recorded a gain of approximately $4.8 million upon the closing of these sales. Mr. Turner retired from the Board of Directors effective December 31, 2005. We believe that the purchase price paid for these assets by Mr. Turner and his affiliates was equal to their fair market value. The sales were approved by the Board of Directors with Mr. Turner not being present to discuss or vote on the matter.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees

Aggregate fees for professional services rendered by Ernst & Young LLP for the Company and its subsidiaries for the 2004 and 2003 fiscal years were as follows:

	2004	2003
Audit Fees (1)	$7,068,541	$486,720
Audit Related Fees (2)	$91,986	$154,006
Tax Fees (3)	$33,358	$26,506
All Other Fees (4)	$—	$71,059

(1)	In 2004, audit fees consisted of fees related to audits of (a) the restated historical financial statements included in our amended 2003 Annual Report on Form 10-K, (b) the historical financial statements included in this Annual Report, including the restated 2002 and 2003 financial statements, and (c) the Company’s internal control over financial reporting and management’s assessment of such control included in the Company’s 2004 Annual Report on Form 10-K as required by Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Audit-related services generally include 401(k) audits, accounting analysis of business acquisitions and dispositions, accounting consultations and SEC filings.
(3)	Tax services generally include tax compliance, tax planning, tax advice and joint venture tax return review.
(4)	In 2003, a $71,059 fee was paid related to payment of an agreed upon percentage of a refund resulting from an IRS interest netting study.

Pre-Approval Policies

The Company’s audit committee has adopted a policy requiring the pre-approval of all fees paid to our independent auditor. All fees paid to our independent auditor for services rendered during 2004 were pre-approved in accordance with the committee’s policies. Before an independent auditor is engaged to render any service, the proposed services must either be specifically pre-approved by the audit committee or such services must fall within a category of services that are pre-approved by the audit committee without specific case-by-case consideration.

The audit committee pre-approved without specific case-by-case consideration the provision by the independent auditor of the following services relating to the Company and its subsidiaries during or with respect to 2005:

•	Services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings (e.g. consents) and assisting in responding to SEC comment letters in an amount not to exceed $190,000;

•	Services required in connection with capital transactions (including comfort letters) in an amount not to exceed $30,000;

•	Due diligence services related to property acquisitions and dispositions (including title-holding entity due diligence) in an amount not to exceed $30,000;

•	Financial statement audits of property acquisitions if and when Rule 3-14 threshold requirements are met in an amount not to exceed $30,000;

•	Consultations with our management as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, FASB, PCAOB or other regulatory or standard-setting bodies in an amount not to exceed $80,000;

•	Review of federal, state, local, franchise and other tax returns in an amount not to exceed $25,000;

•	Federal, state, local, franchise and other tax services, including consulting services, other than advocacy-related services such as representation before any taxing or judicial authority with respect to returns under examination or to obtain rulings in advance of proposed transactions, in an amount not to exceed $75,000; and

•	Review of joint venture tax returns in an amount not to exceed $12,600.

The audit committee pre-approved without specific case-by-case consideration the provision by the independent auditor of the following services relating to the Company and its subsidiaries during or with respect to the first four months of 2006:

•	Services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings (e.g. consents) and assisting in responding to SEC comment letters in an amount not to exceed $37,500;

•	Due diligence services related to property acquisitions and dispositions (including title-holding entity due diligence) in an amount not to exceed $7,000;

•	Financial statement audits of property acquisitions if and when Rule 3-14 threshold requirements are met in an amount not to exceed $7,000;

•	Consultations with our management as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, FASB, PCAOB or other regulatory or standard-setting bodies in an amount not to exceed $30,000; and

•	Federal, state, local, franchise and other tax services, including consulting services, other than advocacy-related services such as representation before any taxing or judicial authority with respect to returns under examination or to obtain rulings in advance of proposed transactions, in an amount not to exceed $25,000.

Any services in excess of these pre-approved amounts, or any services not described above, require the pre-approval of the audit committee chair, with a review by the audit committee at its next scheduled meeting.

The audit committee has determined that the rendering of the non-audit services by Ernst & Young LLP has been compatible with maintaining the auditor’s independence.

The audit committee discussed with our internal and independent auditors the overall scope and plans for their respective audits.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of this Report

1.	Consolidated Financial Statements, Consolidated Financial Statement Schedules and Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements. See Index on Page F-1

2.	Financial Statement Schedules (see above)

3.	Exhibits

Ex.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (filed as part of the Company’s Current Report on Form 8-K dated September 25, 1997 and amended by articles supplementary filed as part of the Company’s Current Report on Form 8-K dated October 4, 1997 and articles supplementary filed as part of the Company’s Current Report on Form 8-K dated April 20, 1998)

3.2	Amended and Restated Bylaws of the Company (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

4.1	Indenture among the Operating Partnership, the Company and First Union National Bank of North Carolina dated as of December 1, 1996 (filed as part of the Operating Partnership’s Current Report on Form 8-K dated December 2, 1996)

4.2	Rights Agreement, dated as of October 6, 1997, between the Company and First Union National Bank, as rights agent (filed as part of the Company’s Current Report on Form 8-K dated October 4, 1997)

4.3	Amendment No. 1, dated as of October 7, 2003, to the Rights Agreement, dated as of October 7, 1997, between the Company and Wachovia Bank, N.A., as rights agent (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.1	Second Restated Agreement of Limited Partnership, dated as of January 1, 2000, of the Operating Partnership (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.2	Amendment No. 1, dated as of July 22, 2004, to the Second Restated Agreement of Limited Partnership, dated as of January 1, 2000, of the Operating Partnership (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.3	Amended and Restated 1994 Stock Option Plan (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.4	Form of Executive Supplemental Employment Agreement between the Company and Named Executive Officers (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.5	Form of warrants to purchase Common Stock of the Company issued to former shareholders of Associated Capital Properties, Inc. (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.6	1999 Shareholder Value Plan (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.7	2005 Shareholder Value Plan (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.8	Amended and Restated Credit Agreement among the Operating Partnership, the Company, the Subsidiaries named therein and the Lenders named therein, dated as of July 17, 2003 (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

Ex.	Description
10.9	First Amendment to Credit Agreement among the Operating Partnership, the Company, the Subsidiaries named therein and the Lenders named therein, dated as of March 29, 2004 (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.10	Second Amendment to Credit Agreement among the Operating Partnership, the Company, the Subsidiaries named therein and the Lenders named therein, dated as of June 10, 2004 (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.11	Third Amendment to Credit Agreement among the Operating Partnership, the Company, the Subsidiaries named therein and the Lenders named therein, executed in August 2004 and effective June 30, 2004 (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.12	Fourth Amendment to Credit Agreement among the Operating Partnership, the Company, the Subsidiaries named therein and the Lenders named therein, dated as of November 1, 2005 (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.13	Agreement between the Operating Partnership and G-T Gateway, LLC, effective as of February 11, 2005 (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.14	Agreement among Winston-Salem Industrial, LLC, the Operating Partnership and G-T Gateway, LLC, effective as of January 28, 2005 (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.15	Agreement among the Operating Partnership, John L. Turner and Robert Goldman, effective as of January 28, 2005 (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.16	Agreement among the Operating Partnership, John L. Turner, Robert Goldman and Henry P. Royster, Jr., effective as of February 11, 2005 (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

21	Schedule of subsidiaries of the Company (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 17, 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP

By:	Highwoods Properties, Inc., in its capacity as general partner (the “General Partner”)

By:	/s/ EDWARD J. FRITSCH
Edward J. Fritsch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ O. Temple Sloan, Jr. O. Temple Sloan, Jr.	Chairman of the Board of Directors of the General Partner	February 17, 2006

/s/ Edward J. Fritsch Edward J. Fritsch	President, Chief Executive Officer, and Director of the General Partner	February 17, 2006

/s/ Gene H. Anderson Gene H. Anderson	Senior Vice President and Director of the General Partner	February 17, 2006

/s/ Thomas W. Adler Thomas W. Adler	Director of the General Partner	February 17, 2006

/s/ Kay N. Callison Kay N. Callison	Director of the General Partner	February 17, 2006

/s/ Ronald P. Gibson Ronald P. Gibson	Director of the General Partner	February 17, 2006

/s/ Lawrence S. Kaplan Lawrence S. Kaplan	Director of the General Partner	February 17, 2006

/s/ Sherry A. Kellett Sherry A. Kellett	Director of the General Partner	February 17, 2006

/s/ L. Glenn Orr, Jr. L. Glenn Orr, Jr.	Director of the General Partner	February 17, 2006

/s/ F. William Vandiver, Jr. F. William Vandiver, Jr.	Director of the General Partner	February 17, 2006

/s/ Terry L. Stevens Terry L. Stevens	Vice President and Chief Financial Officer of the General Partner	February 17, 2006

The Consolidated Financial Statements for the years ended December 31, 2002 and 2003 and for the first, second and third quarters of 2004 have been restated, as described in Notes 19 and 20.

All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of the General Partner of Highwoods Realty Limited Partnership

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership (a majority-owned subsidiary of Highwoods Properties, Inc.) as of December 31, 2004 and 2003, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods Realty Limited Partnership at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 19 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, partners’ capital and cash flows for each of the two years in the period ended December 31, 2003 have been restated.

/S/ ERNST & YOUNG LLP
Raleigh, North Carolina
December 16, 2005 except for Note 4, as to which the date is
January 23, 2006

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

($ in thousands, except per unit amounts)

	December 31,
	2004	2003
		(restated)
Assets:
Real estate assets, at cost:
Land and improvements	$412,883	$440,736
Buildings and tenant improvements	2,897,462	3,073,325
Development in process	26,371	9,240
Land held for development	180,069	181,083
Furniture, fixtures and equipment	22,398	22,119

	3,539,183	3,726,503
Less – accumulated depreciation	(598,130)	(542,226)

Net real estate assets	2,941,053	3,184,277
Property held for sale	33,411	70,014
Cash and cash equivalents	24,000	21,474
Restricted cash	3,875	4,457
Accounts receivable, net of allowance of $1,171 and $1,235, respectively	15,372	15,410
Notes receivable	8,393	8,751
Accrued straight-line rents receivable, net of allowance of
$1,422 and $0, respectively	61,353	59,378
Investments in unconsolidated affiliates	69,319	57,399
Other assets:
Deferred leasing costs	110,881	101,266
Deferred financing costs	16,686	19,286
Prepaid expenses and other	10,191	8,876

	137,758	129,428
Less – accumulated amortization	(62,472)	(52,925)

Other assets, net	75,286	76,503

Total Assets	$3,232,062	$3,497,663

Liabilities, Redeemable Operating Partnership Units and Partners’ Capital:
Mortgages and notes payable	$1,572,574	$1,709,274
Accounts payable, accrued expenses and other liabilities	119,606	105,002
Financing obligations	65,309	125,777

Total Liabilities	1,757,489	1,940,053
Redeemable operating partnership units:
Common Units, 6,101,744 and 6,202,640 outstanding at December 31, 2004 and 2003, respectively	169,018	157,547
Series A Preferred Units (liquidation preference $1,000 per unit), 104,945 outstanding at December 31, 2004 and 2003	104,945	104,945
Series B Preferred Units (liquidation preference $25 per unit), 6,900,000 outstanding at December 31, 2004 and 2003	172,500	172,500
Series D Preferred Units (liquidation preference $250 per unit), 400,000 outstanding at December 31, 2004 and 2003	100,000	100,000
Partners’ Capital:
Common Units:
General partner Common Units, 595,064 and 592,682 outstanding at December 31, 2004 and 2003, respectively	9,352	10,308
Limited partner Common Units, 52,809,549 and 52,472,912 outstanding at December 31, 2004 and 2003, respectively	925,683	1,020,429
Accumulated other comprehensive loss	(2,814)	(3,650)
Deferred compensation – restricted units	(4,111)	(4,469)

Total Redeemable Operating Partnership Units and Partners’ Capital	1,474,573	1,557,610

Total Liabilities, Redeemable Operating Partnership Units and Partners’ Capital	$3,232,062	$3,497,663

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

($ in thousands, except per unit amounts)

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
		(restated)	(restated)
Rental and other revenues	$464,476	$492,259	$510,317

Operating expenses:
Rental property and other expenses	167,731	172,323	165,419
Depreciation and amortization	132,386	139,071	136,448
Impairment of assets held for use	1,270	—	9,919
General and administrative	41,692	26,118	29,909

Total operating expenses	343,079	337,512	341,695

Interest expense:
Contractual	106,031	119,256	119,991
Amortization of deferred financing costs	3,698	4,398	3,647
Financing obligations	10,123	17,811	12,604

	119,852	141,465	136,242
Other income/(expense):
Interest and other income	6,000	5,292	8,871
Settlement of bankruptcy claim	14,435	—	—
Loss on debt extinguishments	(12,457)	(14,653)	(360)
Gain on extinguishment of co-venture obligation	—	16,301	—

	7,978	6,940	8,511

Income before disposition of property, co-venture expense and equity in earnings of unconsolidated affiliates	9,523	20,222	40,891

Gains and impairments on disposition of property, net	21,636	9,552	22,775
Co-venture expense	—	(4,588)	(7,730)
Equity in earnings of unconsolidated affiliates	7,016	4,488	5,064

Income from continuing operations	38,175	29,674	61,000
Discontinued operations:
Income from discontinued operations	1,683	3,717	13,192
Net gains on sale and impairments of discontinued operations	3,106	8,858	13,134

	4,789	12,575	26,326

Net income	42,964	42,249	87,326
Distributions on preferred units	(30,852)	(30,852)	(30,852)

Net income available for common unitholders	$12,112	$11,397	$56,474

Net income per common unit – basic:
Income from continuing operations	$0.13	$(0.02)	$0.51
Income from discontinued operations	0.08	0.21	0.44

Net income	$0.21	$0.19	$0.95

Weighted average common units outstanding - basic	59,056	59,166	59,711

Net income per common unit – diluted:
Income from continuing operations	$0.12	$(0.02)	$0.50
Income from discontinued operations	0.08	0.21	0.44

Net income	$0.20	$0.19	$0.94

Weighted average common units outstanding -diluted	59,616	59,502	60,153

Distributions declared per common unit	1.70	1.86	2.34

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Capital

($ in thousands)

For the Years Ended December 31, 2004, 2003 and 2002

	Common Unit
	General Partners’ Capital	Limited Partners’ Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance at December 31, 2001	$12,204	$1,208,329	$(4,190)	$(9,441)	$1,206,902
Restated amounts	(299)	(29,769)	—	—	(30,068)

Restated Balance at December 31, 2001	11,905	1,178,560	(4,190)	(9,441)	1,176,834
Issuance of Common Units	58	5,707	—	—	5,765
Redemption of Common Units	(32)	(3,202)	—	—	(3,234)
Retirement of treasury units	(11)	(1,163)	—	—	(1,174)
Distributions paid on Common Units	(1,402)	(138,817)	—	—	(140,219)
Distributions paid on Preferred Units	(308)	(30,544)	—	—	(30,852)
Net income, as restated	874	86,452	—	—	87,326
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	366	36,402	—	—	36,768
Other comprehensive income	—	—	—	237	237
Issuance of deferred compensation	13	1,333	(1,346)	—	—
Repurchase of Common Units	(12)	(1,162)	—	—	(1,174)
Amortization of deferred compensation	—	—	1,501	—	1,501

Restated Balance at December 31, 2002	11,451	1,133,566	(4,035)	(9,204)	1,131,778
Issuance of Common Units	20	1,956	—	—	1,976
Redemption of Common Units	(98)	(9,697)	—	—	(9,795)
Distributions paid on Common Units	(1,110)	(109,934)	—	—	(111,044)
Distributions paid on Preferred Units	(309)	(30,543)	—	—	(30,852)
Net income, as restated	422	41,827	—	—	42,249
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(11)	(1,164)	—	—	(1,175)
Other comprehensive income	—	—	—	5,554	5,554
Issuance of deferred compensation	36	3,602	(3,638)	—	—
Repurchase of Common Units	(93)	(9,184)	—	—	(9,277)
Amortization of deferred compensation	—	—	3,204	—	3,204

Restated Balance at December 31, 2003	10,308	1,020,429	(4,469)	(3,650)	1,022,618
Issuance of Common Units	33	3,239	—	—	3,272
Redemption of Common Units	(12)	(1,153)	—	—	(1,165)
Distributions paid on Common Units	(1,009)	(99,939)	—	—	(100,948)
Distributions paid on Preferred Units	(309)	(30,543)	—	—	(30,852)
Net income	430	42,534	—	—	42,964
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(130)	(12,906)	—	—	(13,036)
Other comprehensive income	—	—	—	836	836
Issuance of deferred compensation	28	2,779	(2,807)	—	—
Fair market value of options granted	13	1,243	(1,256)	—	—
Amortization of deferred compensation	—	—	4,421	—	4,421

Balance at December 31, 2004	$9,352	$925,683	$(4,111)	$(2,814)	$928,110

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
		(restated)	(restated)
Operating activities:
Income from continuing operations	$38,175	$29,674	$61,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	115,838	121,972	119,401
Amortization of lease commissions	16,548	17,099	17,047
Amortization of lease incentives	966	796	551
Impairment of assets held for use	1,270	—	9,919
Amortization of deferred compensation	4,421	3,204	1,501
Amortization of deferred financing costs	3,698	4,398	3,647
Amortization of accumulated other comprehensive loss	757	1,688	1,543
Loss on debt extinguishments	12,457	14,653	360
Gain on extinguishment of co-venture obligation	—	(16,301)	—
Gains and impairments on disposition of property, net	(21,636)	(9,552)	(22,775)
Equity in earnings of unconsolidated affiliates	(7,016)	(4,488)	(5,064)
Discontinued operations	3,951	8,034	22,218
Change in financing obligations	2,719	3,720	4,291
Change in co-venture obligation	—	(987)	3,029
Distributions of earnings from unconsolidated affiliates	6,410	4,320	5,612
Changes in operating assets and liabilities:
Accounts receivable, net	38	943	9,966
Prepaid expenses and other assets	184	9,130	(8,191)
Accrued straight-line rents receivable	(7,401)	(8,840)	(5,141)
Accounts payable, accrued expenses and other liabilities	733	(11,970)	(622)

Net cash provided by operating activities	172,112	167,493	218,292

Investing activities:
Additions to real estate assets and deferred leasing costs	(134,791)	(139,201)	(135,242)
Proceeds from disposition of real estate assets	174,132	225,464	235,399
Repayments from unconsolidated affiliates	—	—	788
Distributions of capital from unconsolidated affiliates	9,018	2,848	3,232
Net repayments in notes receivable	1,413	505	2,955
Contributions to unconsolidated affiliates	(9,866)	—	—
Other investing activities	362	(1,997)	2,311

Net cash provided by investing activities	40,268	87,619	109,443

Financing activities:
Distributions paid on common units	(100,948)	(111,044)	(140,219)
Settlement of interest rate swap agreement	—	3,866	—
Distributions paid on preferred units	(30,852)	(30,852)	(30,852)
Net proceeds from the sale of common units	3,272	1,976	5,573
Repurchase of common units	(1,165)	(19,072)	(4,408)
Borrowings on revolving loans	403,500	276,500	198,500
Repayment of revolving loans	(279,500)	(267,500)	(362,000)
Borrowings on mortgages and notes payable	15,490	247,500	74,537
Repayment of mortgages and notes payable	(140,375)	(302,103)	(94,794)
Borrowings on financing obligations	—	—	41,226
Payments on financing obligations	(63,187)	(609)	(538)
Payments on co-venture obligation	—	(26,223)	—
Payments on debt extinguishments	(12,457)	(16,282)	(378)
Additions to deferred financing costs and other financing activities	(3,632)	(5,304)	(2,265)

Net cash used in financing activities	(209,854)	(249,147)	(315,618)

Net increase in cash and cash equivalents	2,526	5,965	12,117
Cash and cash equivalents at beginning of the year	21,474	15,509	3,392

Cash and cash equivalents at end of the year	$24,000	$21,474	$15,509

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows - Continued

($ in thousands)

For the Years Ended December 31, 2004, 2003 and 2002

Supplemental disclosure of cash flow information:

	2004	2003	2002
		(restated)	(restated)
Cash paid for interest	$107,321	$123,734	$126,355

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net assets contributed by the holders of Common Units in the Operating Partnership (other than the Company), the net assets acquired/disposed subject to mortgage notes payable and other non-cash transactions:

	2004	2003	2002
		(restated)	(restated)
Assets:
Net real estate assets	$(147,202)	$4,219	$29,960
Cash and cash equivalents	—	—	353
Accounts receivable	—	(1,797)	139
Notes receivable	1,055	2,483	447
Investment in unconsolidated affiliates	11,131	4,377	75
Deferred leasing costs	260	(156)	(513)
Prepaid and other	(104)	855	—
Accumulated amortization	—	13	31

	$(134,860)	$9,994	$30,492

Liabilities:
Mortgages and notes payable	$(135,815)	$—	$23,366
Accounts payable, accrued expenses and other liabilities	955	6,792	6,934

	$(134,860)	$6,792	$30,300

Partners’ Capital:	$—	$3,202	$192

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Operating Partnership

Highwoods Realty Limited Partnership, together with its consolidated subsidiaries (the “Operating Partnership”), is managed by its sole general partner, Highwoods Properties, Inc. (the “Company”), a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. As of December 31, 2004, the Operating Partnership’s wholly owned assets included: 444 in-service office, industrial and retail properties; 125 apartment units; 1,115 acres of undeveloped land suitable for future development; and an additional four properties under development.

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2004, the Company owned 100.0% of the preferred partnership interests (“Preferred Units”) and 89.8% of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Each Common Unit not owned by the Company (“Redeemable Common Units”) is redeemable for the cash value of one share of the Company’s common stock $0.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. In 2004, the Company redeemed in cash from limited partners 46,588 Common Units and converted 54,308 Common Units to shares of Common Stock, which increased the percentage of Common Units owned by the Company from 89.5% at December 31, 2003 to 89.8% at December 31, 2004. The three series of Preferred Units in the Operating Partnership as of December 31, 2004 were issued to the Company in connection with the Company’s three preferred stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the three Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as more fully described in Note 9.

Basis of Presentation

The Consolidated Financial Statements of the Operating Partnership include its wholly owned subsidiaries and those subsidiaries in which the Operating Partnership owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the minority stockholders. In accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” the Operating Partnership consolidates partnerships, joint ventures and limited liability companies when the Operating Partnership controls the major operating and financial policies of the entity through majority ownership or in its capacity as general partner or managing member. The Operating Partnership does not consolidate entities where the other interest holders have important rights, including the right to approve decisions to encumber the entities with debt and acquire or dispose of properties. In addition, the Operating Partnership consolidates those entities, if any, where the Operating Partnership is deemed to be the primary beneficiary in a variable interest entity (as defined by FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46”)). All significant intercompany transactions and accounts have been eliminated.

Restated and Reclassified Financial Data

As more fully described in Notes 19 and 20, the Operating Partnership has restated its Consolidated Financial Statements for the years ended December 31, 2003 and 2002 and for the first, second and third quarters of 2004. The restatement resulted from adjustments primarily related to the accounting for lease incentives, depreciation and amortization expense, straight-line ground lease expense on one ground lease, gain recognition on a 2003 land condemnation, land cost allocations, the write-off of undepreciated tenant improvements and commissions, capitalization of interest and internal leasing, construction and development costs on development properties, and purchase accounting for acquisitions completed from 1995 to 1998. The following provides the impact of these restatement adjustments on net income for the years ended December 31, 2004, 2003 and 2002:

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

	Years Ended December 31,
	2004	2003	2002
Depreciation and amortization expense	$(1,305)	$(1,529)	$(1,118)
Ground lease straight line rent expense	(225)	(239)	(251)
Gain on land condemnation	—	(1,038)	—
Embedded derivatives	(406)	(680)	1,299
Allocation of land costs	(10)	(2,157)	427
Write-off of undepreciated tenant improvements and lease commissions	3,085	(1,466)	(889)
Property operating cost recovery income accruals	112	(703)	(223)
Internal cost capitalization (1)	416	514	320
Interest capitalization (1)	1,853	1,516	—
Purchase accounting (1)	(625)	(101)	(684)
Expenses paid by the Company on behalf of the Operating Partnership	(717)	(723)	(1,524)
Other	(428)	(1,564)	(515)

Total	$2,606	$(8,170)	$(3,238)

Net income per unit – diluted	$0.04	$(0.14)	$(0.05)

(1)	The effects from these adjustments are shown net of related depreciation expense and gains or losses on sales caused by changes made to the value of real estate assets.

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of an asset are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to operating expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized over the life of the respective leases, using the straight-line method.

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at cost in the Consolidated Balance Sheets. The Operating Partnership’s capitalization policy on development properties is in accordance with SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties,” SFAS No. 34, “Capitalization of Interest Costs,” and SFAS No. 58, “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method.” Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use. The Operating Partnership considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Operating Partnership ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Expenditures directly related to the leasing of properties are included in deferred leasing costs and are stated at cost in the Consolidated Balance Sheets. The Operating Partnership capitalizes initial direct costs related to its leasing efforts in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs such as legal fees related to leasing activities that are incurred in connection with successfully securing leases on the properties. Capitalized leasing costs are amortized on a straight-line basis over the estimated lives of the respective leases. Estimated costs related to unsuccessful activities are expensed as incurred. If the Operating Partnership’s assumptions regarding the successful efforts of leasing are incorrect, the resulting adjustments could impact earnings.

Upon the acquisition of real estate, the Operating Partnership assesses the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired-in-place leases and other identified intangible assets and assumed liabilities in accordance with SFAS No. 141, “Business Combinations.” The Operating Partnership allocates the purchase price to the acquired assets and assumed liabilities based on their relative fair values. The Operating Partnership assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above and below market leases acquired are recorded at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining term of the respective leases and any below market option periods. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance is adjusted through rental revenue.

The value of in-place leases is based on the Operating Partnership’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, the Operating Partnership includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Operating Partnership considers tenant improvements, leasing commissions and legal and other related expenses. The value of in-place leases is amortized to depreciation and amortization expense over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of its related intangible asset is expensed.

The value of a tenant relationship is based on the Operating Partnership’s overall relationship with the respective tenant. Factors considered include the tenant’s credit quality and expectations of lease renewals. The value of a tenant relationship is amortized to expense over the initial term and any renewal periods defined in the respective leases. Based on the Operating Partnership’s acquisitions since the adoption of SFAS No. 141 and SFAS No. 142, the Operating Partnership has deemed tenant relationships to be immaterial and has not allocated any amounts to this intangible asset.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Real estate and leasehold improvements are classified as long-lived assets held for sale or as long-lived assets to be held for use. Real estate is classified as held for sale when the criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” are satisfied; this determination requires management to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur. Actual results could differ from those assumptions. In accordance with SFAS No. 144, the Operating Partnership records assets held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer, less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value. With respect to assets classified as held for use, if events or changes in circumstances, such as a significant decline in occupancy and change in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the net carrying amount. The Operating Partnership generally estimates the fair value of assets held for use by using discounted cash flow analysis; in some instances, appraisal information may be available and is used in addition to the discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter the Operating Partnership’s assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by the Operating Partnership in its impairment analyses or those established by appraisal may not be achieved and the Operating Partnership may be required to recognize future impairment losses on its properties held for sale and held for use.

Sales of Real Estate

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

For sales transactions that do not meet sale criteria as set forth in SFAS No. 66, the Operating Partnership evaluates the nature of the continuing involvement, including put and call provisions, if present, and accounts for the transaction as a financing arrangement, profit-sharing arrangement or other alternate method of accounting rather than as a sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, the Operating Partnership determines which method is most appropriate based on the substance of the transaction.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

If the Operating Partnership has an obligation to repurchase the property at a higher price or at a future indeterminable value (such as fair market value), or it guarantees the return of the buyer’s investment or a return on that investment for an extended period, the Operating Partnership accounts for such transaction as a financing transaction. If the Operating Partnership has an option to repurchase the property at a higher price and it is likely it will exercise this option, the transaction is accounted for as a financing transaction. For transactions treated as financings, the Operating Partnership records the amounts received from the buyer as a financing obligation and continues to keep the property and related accounts recorded on its books. The results of operations of the property, net of expenses other than depreciation (net operating income), will be reflected as “interest expense” on the financing obligation. If the transaction includes an obligation or option to repurchase the asset at a higher price, additional interest is recorded to accrete the liability to the repurchase price. For options or obligations to repurchase the asset at fair market value at the end of each reporting period, the balance of the liability is adjusted to equal the current fair value to the extent fair value exceeds the original financing obligation. The corresponding debit or credit will be recorded to a related discount account and the revised debt discount is amortized over the expected term until termination of the option or obligation. If it is unlikely such option will be exercised, the transaction is accounted for under the deposit method or profit-sharing method. If the Operating Partnership has an obligation or option to repurchase at a lower price, the transaction is accounted for as a leasing arrangement. At such time as these repurchase obligations expire, a sale will be recorded and gain recognized.

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

Lease Incentives

The Operating Partnership accounts for lease incentive costs, which are payments made to or on behalf of a tenant, as an incentive to sign the lease, in accordance with FASB Technical Bulletin (FTB) 88-1, “Issues Relating to Accounting for Leases.” These costs are capitalized in deferred leasing costs and amortized on a straight-line basis over the respective lease terms as a reduction of rental revenues.

Discontinued Operations

Properties that are sold or classified as held for sale are classified as discontinued operations in accordance with SFAS No. 144, provided that (1) the operations and cash flows of the property will be eliminated from the ongoing operations of the Operating Partnership and (2) the Operating Partnership will not have any significant continuing involvement in the operations of the property after it is sold. If the property is sold to a joint venture in which the Operating Partnership retains an interest, the property will not be accounted for as a discontinued operation due to the Operating Partnership’s ongoing interest in the operations through its joint venture interest. If the Operating Partnership is retained to provide property management, leasing and/or other services for the property owner after the sale, the property will not be accounted for as discontinued operations due to the Operating Partnership’s ongoing interest in the operations through its providing of such services. The operations of properties classified as held for sale in which the Operating Partnership could potentially provide future property management, leasing and/or other services are also not classified as discontinued operations. See Note 12 for further discussion.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Investments in Joint Ventures

The Operating Partnership accounts for its investments in unconsolidated affiliates under the equity method of accounting as the Operating Partnership exercises significant influence, but does not control the major operating and financial policies of the entity regarding encumbering the entities with debt and the acquisition or disposal of properties. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for the Operating Partnership’s share of earnings and cash contributions and distributions. To the extent the Operating Partnership’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Operating Partnership’s share of equity in earnings of unconsolidated affiliates.

From time to time, the Operating Partnership contributes real estate assets to a joint venture in exchange for a combination of cash and an equity interest in the venture. The Operating Partnership assesses its continuing involvement in the joint venture and accounts for the transaction according to the nature and extent of the involvement. If substantially all the risks and rewards of ownership have transferred, a gain is recognized to the extent of the third party investor’s interest and the Operating Partnership accounts for its interest in the joint venture under the equity method of accounting as an unconsolidated affiliate as described in the preceding paragraph. However, if substantially all the risks and rewards have not transferred, depending upon the nature and extent of the involvement, the transaction is accounted for as a financing or profit-sharing arrangement or other alternate method of accounting rather than as a sale under paragraph 25 through 29 of SFAS No. 66 and the assets, liabilities and operations of such joint ventures are included on the Operating Partnership’s Consolidated Financial Statements. See also “Sales of real estate” above.

Additionally, the joint ventures will frequently borrow money on their own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint venture or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. The Operating Partnership generally is not liable for the debts of its joint ventures, except to the extent of the Operating Partnership’s equity investment, unless the Operating Partnership has directly guaranteed any of that debt. (See Note 15 for further discussion). In most cases, the Operating Partnership and/or its joint venture partners are required to guarantee customary limited exceptions to non-recourse liability in non-recourse loans.

Rental and Other Revenues

Rental and other revenues from continuing operations consist of the following:

	Years Ended December 31,
	2004	2003	2002
		(restated)	(restated)
Contractual rents	$404,870	$429,407	$451,011
Straight-line rental income, net	7,369	8,512	5,576
Lease incentive amortization	(966)	(796)	(551)
Property operating cost recovery income	36,672	39,854	44,223
Lease termination fees	3,939	6,091	4,158
Fee income	4,648	3,435	3,292
Other miscellaneous operating income	7,944	5,756	2,608

	$464,476	$492,259	$510,317

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), rental revenue is recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Termination fees are recognized as revenue when the following four conditions are met: a fully executed lease termination agreement has been delivered; the tenant has vacated the space; the amount of the fee is determinable; and collectibility of the fee is reasonably assured.

Property operating cost recoveries from tenants (or cost reimbursements) are determined on a lease-by-lease basis. The most common types of cost reimbursements in the Operating Partnership’s leases are common area maintenance (“CAM”) and real estate taxes, where the tenant pays its pro-rata share of operating and administrative expenses and real estate taxes.

The computation of cost reimbursements from tenants for CAM and real estate taxes is complex and involves numerous judgments, including the interpretation of terms and other tenant lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. The Operating Partnership records these payments as income each month. The Operating Partnership makes adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to the Operating Partnership’s best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, the Operating Partnership computes each tenant’s final cost reimbursements and, after considering amounts paid by the tenants during the year, issues a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, usually beginning in March and completed by mid-year. The net amounts of any such adjustments have not been material in any of the years presented.

Operating Expenses – Rental Property and Other Expenses

Rental property and other operating expenses from continuing operations consist of the following:

	Years Ended December 31,
	2004	2003	2002
		(restated)	(restated)
Maintenance, cleaning and general building	$60,083	$62,112	$62,001
Utility, insurance and real estate taxes	87,181	90,218	87,978
Division and allocated administrative	12,702	13,326	11,329
Other miscellaneous operating expenses	7,765	6,667	4,111

	$167,731	$172,323	$165,419

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Operating Partnership’s receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued straight-line rents receivable. The Operating Partnership regularly evaluates the adequacy of its allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the tenant, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, the Operating Partnership estimates the expected recovery through bankruptcy claims and increases the allowance for amounts deemed uncollectible. If the Operating Partnership’s assumptions regarding the collectibility of accounts receivable and accrued straight-line rents receivable prove incorrect, the Operating Partnership could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of its allowance for doubtful accounts.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Redeemable Common Units and Preferred Units

The Operating Partnership accounts for Redeemable Common Units and Preferred Units in accordance with Accounting Series Release No. 268 issued by the Securities and Exchange Commission. Consequently, these Redeemable Common Units and Preferred Units are classified outside of permanent partners’ capital in the accompanying balance sheet. The recorded value of the Redeemable Common Units is based on fair value at the balance sheet date as measured by the closing price of Common Stock on that date multiplied by the total number of Redeemable Common Units outstanding. The recorded value of the Preferred Units is based on their redemption value.

Income Taxes

No provision has been made for income taxes because such taxes, if any, are the responsibility of the individual partners.

Concentration of Credit Risk

The Operating Partnership performs ongoing credit evaluations of its tenants. As of December 31, 2004, the properties (excluding apartment units) to which the Operating Partnership holds title and has 100.0% ownership rights (the “Wholly Owned Properties”) were leased to 2,546 tenants in 13 geographic locations. The Operating Partnership’s tenants engage in a wide variety of businesses. No single tenant of the Operating Partnership’s Wholly Owned Properties currently generates more than 4.0% of the Operating Partnership’s consolidated revenues. In addition, as described in Note 15, in connection with various real estate sales transactions, the Operating Partnership has guaranteed to the buyers the rental income during various future periods due from Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc. The maximum exposure under these guarantees related to Capital One Services, Inc. aggregated $13.8 million and $19.0 million at December 31, 2004 and 2003, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock Compensation

The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Upon exercise of a stock option, the Company will contribute the exercise price to the Operating Partnership in exchange for a Common Unit; therefore, the Operating Partnership accounts for such options as if issued by the Operating Partnership. As described in Note 14, the Operating Partnership elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock options issued through December 31, 2002. During 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” which provides methods of transition to the fair value based method of accounting for stock-based employee compensation. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. The Operating Partnership elected the prospective method as defined by SFAS No. 148 for options issued on or after January 1, 2003.

Awards granted under the Company’s Shareholder Value Plans are accounted for using variable plan accounting. See Note 6 for further discussion.

Restricted Stock Grants

The Company has a long-term incentive plan under which it makes annual grants of restricted shares of Common Stock. Because the Operating Partnership issues a Common Unit to the Company for each share of restricted stock issued to employees, the Operating Partnership accounts for such restricted shares as if issued by the Operating Partnership. The restricted shares generally vest 50.0% three years from the date of grant and the remaining 50.0% five years from date of grant. Restricted shares are recorded at market value on date of grant and amortized to expense over the vesting periods.

Fair Value of Derivative Instruments

In the normal course of business, the Operating Partnership is exposed to the effect of interest rate changes. The Operating Partnership limits its exposure by following established risk management policies and procedures, including the use of derivatives. To mitigate its exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on the Operating Partnership’s variable rate debt. The Operating Partnership is required to recognize all derivatives as either assets or liabilities in its Consolidated Balance Sheets and to measure those instruments at fair value. Changes in fair value will affect either stockholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes.

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

Per Unit Information

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impact of Newly Adopted and Issued Accounting Standards

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” (“VIEs”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and to determine when and which business enterprise should consolidate VIEs. This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance the entity’s activities without additional financial support. FIN 46 also requires additional disclosures. According to FIN 46 (revised December 2003), entities shall apply FIN 46 only to special-purpose entities subject to FIN 46 no later than December 31, 2003 and all other entities no later than March 31, 2004. Special-purpose entities are defined as any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. Given that the Operating Partnership has no significant variable interests in special-purpose entities, FIN 46 became effective March 31, 2004. See Note 2 for further discussion of the Operating Partnership’s variable interest in The Vinings at University Center, LLC.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. At its October 29, 2003 meeting, the FASB voted to defer indefinitely SFAS No. 150 as it relates to non-controlling interests in finite-life entities. As of December 31, 2004, the provisions of SFAS No. 150 do not have a material impact on the Operating Partnership’s financial condition or results of operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In July 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5”. The EITF reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” stating that a general partner is presumed to control a limited partnership and should consolidate the limited partnership unless the limited partners possess substantive kick-out rights or the limited partners possess substantive participating rights. This FSP eliminates the concept of “important rights” of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This FSP is effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, the guidance in this FSP is effective no later than January 1, 2006. The Operating Partnership currently expects to consolidate one of its existing joint ventures upon the adoption of this FSP in January 2006.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” to require all share-based payments to employees to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123 (R) must be adopted no later than January 1, 2006. On January 1, 2006, the Operating Partnership plans to adopt the modified prospective method in which compensation cost is based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS 123 (R) that remain unvested on the effective date. Because the Operating Partnership has used a fair value based method of accounting for stock-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003 and does not expect to have significant unvested awards from periods prior to January 1, 2003 outstanding at January 1, 2006, the Operating Partnership does not expect the adoption of SFAS No. 123 (R) to have a material impact on its financial condition and results of operations upon adoption.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS No. 153). The amendment eliminates the use of the “similar productive assets” concept to account for nonmonetary exchanges at book value with no gain being recognized and requires that nonmonetary exchanges be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. The Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Operating Partnership does not expect the adoption of SFAS No. 153 to have a material impact on its financial condition and results of operations upon adoption.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154). The Statement replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (APB Opinion No. 20) and Statement of Financial Accounting Standard No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Operating Partnership does not expect the adoption of SFAS No. 154 to have a material impact on its financial condition and results of operations upon adoption.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES

During the past several years, the Operating Partnership has formed various joint ventures with unrelated investors. The Operating Partnership has retained minority equity interests ranging from 22.81% to 50.00% in these joint ventures. The Operating Partnership generally has accounted for its unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which the Operating Partnership uses the equity method of accounting are not included on the Operating Partnership’s consolidated balance sheet. One joint venture is accounted for as a financing arrangement pursuant to SFAS No. 66, as described in Note 3 and another joint venture is consolidated pursuant to FIN 46. These two joint ventures are not reflected in the tables below.

Office Property	Location	Total Rentable Square Feet	Ownership Interest
Board of Trade Investment Company	Kansas City, MO	165,714	49.00%
Dallas County Partners I, LP	Des Moines, IA	641,223	50.00%
Dallas County Partners II, LP	Des Moines, IA	272,490	50.00%
Dallas County Partners III, LP	Des Moines, IA	6,500	50.00%
Fountain Three	Des Moines, IA	710,197	50.00%
RRHWoods, LLC	Des Moines, IA	768,783	50.00%
Plaza Colonnade, LLC	Kansas City, MO	285,015	50.00%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	1,199,194	22.81%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	821,867	42.93%
Highwoods KC Glenridge Office, LP	Atlanta, GA	185,141	40.00%
Highwoods KC Glenridge Land, LP	Atlanta, GA	—	40.00%
HIW-KC Orlando LLC	Orlando, FL	1,270,058	40.00%
Concourse Center Associates, LLC	Greensboro, NC	118,098	50.00%
Highwoods-Markel Associates, LLC	Richmond, VA	412,534	50.00%
Weston Lakeside, LLC	Raleigh, NC	—	50.00%

Total		6,856,814

Combined summarized financial information for our unconsolidated joint ventures is as follows:

	December 31,
	2004	2003
		(restated)
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$715,824	$474,459
Other assets	78,999	50,694

Total assets	$794,823	$525,153

Liabilities and Partners’ Capital:
Mortgage debt (1)	$562,935	$358,228
Other liabilities	26,840	16,292
Partners’ capital	205,048	150,633

Total Liabilities and Partners’ Capital	$794,823	$525,153

The Operating Partnership’s share of historical partners’ capital	$58,538	$43,019
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,613 and $1,358, respectively) (2)	10,784	14,382

Carrying value of investments in unconsolidated joint ventures	$69,322	$57,401

The Operating Partnership’s share of unconsolidated non-recourse mortgage debt (1)	$243,364	$156,650

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

(1)	The Operating Partnership’s share of the mortgage debt through maturity as of December 31, 2004 is as follows:

2005	$3,156
2006	5,469
2007	12,517
2008	10,155
2009	14,562
Thereafter	197,505

$243,364

The Operating Partnership generally is not liable for any of this debt, except to the extent of its investment, unless the Operating Partnership has directly guaranteed any of the debt (see Note 15). In most cases, the Operating Partnership and/or its strategic partners are required to guarantee customary limited exceptions to non-recourse liability in non-recourse loans.

(2)	This amount represents the aggregate difference between the Operating Partnership’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. In addition, certain acquisition, transaction and other costs may not be reflected on the net assets at the joint venture level.

	For the Years Ended December 31,
	2004	2003	2002
		(restated)	(restated)
Income Statements:
Revenues	$103,684	$81,953	$84,858

Expenses:
Interest expense and loan cost amortization	26,632	21,230	22,185
Depreciation and amortization	21,947	16,421	16,924
Operating expenses	41,048	33,199	32,705

Total expenses	89,627	70,850	71,814

Net income	$14,057	$11,103	$13,044

The Operating Partnership’s share of:
Net income	$7,016	$4,488	$5,064

Interest expense and loan cost amortization	$11,328	$9,042	$9,499

Depreciation and amortization (real estate related)	$8,653	$7,056	$7,349

The following summarizes the formation and principal activities of the various unconsolidated joint ventures in which the Operating Partnership has a minority equity interest.

Board of Trade Investment Company

In connection with the Company’s merger with J.C. Nichols Company in July 1998, the Operating Partnership acquired a 49.0% interest in Board of Trade Investment Company. The Operating Partnership is the sole and exclusive property manager of Board of Trade Investment Company joint venture, for which it received a nominal amount of fees in 2004, 2003 and 2002.

Des Moines Joint Ventures

Also in connection with the Company’s merger with J.C. Nichols Company in July 1998, the Operating Partnership succeeded to the interests of J.C. Nichols in a strategic alliance with R&R Investors, Ltd. pursuant to which R&R Investors manages and leases certain joint venture properties located in the Des Moines area. As a result of the merger, the Operating Partnership acquired an ownership interest of 50.0% or more in a series of nine joint ventures with R&R Investors (the “Des Moines Joint Ventures”). Certain of these properties were previously included in the Operating Partnership’s Consolidated Financial Statements. On June 2, 1999, the Operating Partnership agreed with R&R Investors to reorganize its respective ownership interests in the Des Moines Joint Ventures such that each would own a 50.0% interest.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

Highwoods DLF 98/29, L.P.

On March 15, 1999, the Operating Partnership closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG (“DLF”) pursuant to which the Operating Partnership sold or contributed certain office properties at an agreed upon value of $142.0 million to a newly created limited partnership (the “DLF I Joint Venture”). DLF contributed $56.0 million for a 77.19% interest in the DLF I Joint Venture and the DLF I Joint Venture borrowed $71.0 million from third-party lenders. The Operating Partnership retained the remaining 22.81% interest in the DLF I Joint Venture, received net cash proceeds of $124.0 million and is the property manager and leasing agent of the DLF I Joint Venture’s properties. At the formation of this joint venture, the amount DLF contributed in cash to the venture was determined to be in excess of the amount required based on its ownership interest and on the final agreed-upon value of the real estate assets. The Operating Partnership agreed to repay this amount to DLF over 14 years. The payments of $7.2 million were discounted to net present value of $3.8 million using a discount rate of 9.62% specified in the agreement. Payments of $0.5 million were made in each of the years ended December 31, 2004, 2003 and 2002, of which $0.3 million in each year represented imputed interest expense.

Highwoods DLF 97/26 DLF 99/32, L.P.

On May 9, 2000, the Operating Partnership closed a transaction with Dreilander-Fonds 97/26 and 99/32 (“DLF II”) pursuant to which the Operating Partnership contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000-square-foot development project at an agreed upon value of $110.0 million to a newly created limited partnership (the “DLF II Joint Venture”). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture and the DLF II Joint Venture borrowed $50.0 million from a third-party lender. The Operating Partnership initially retained the remaining 60.0% interest in the DLF II Joint Venture and received net cash proceeds of $73.0 million. During 2001 and 2000, DLF II contributed an additional $10.7 million in cash to the DLF II Joint Venture. As a result, the Operating Partnership decreased its ownership percentage to 42.93% as of December 31, 2001. The Operating Partnership is the property manager and leasing agent of the DLF II Joint Venture’s properties and receives customary management and leasing commissions.

Highwoods-Markel Associates, LLC; Concourse Center Associates, LLC

During 1999 and 2001, the Operating Partnership closed two transactions with Highwoods-Markel Associates, LLC and Concourse Center Associates, LLC pursuant to which the Operating Partnership sold or contributed certain properties to newly created limited liability companies. Unrelated investors contributed cash for a 50.0% ownership interest in the joint ventures. The Operating Partnership retained the remaining 50.0% interest, received net cash proceeds and is the property manager and leasing agent of the joint ventures’ properties.

On December 29, 2003, the Operating Partnership contributed an additional three in-service office properties encompassing 290,853 rentable square feet at an agreed upon value of $35.6 million to the Highwoods-Markel, LLC joint venture. The joint venture’s other partner, Markel Corporation, contributed an additional $3.6 million in cash to maintain its 50.0% ownership interest and the joint venture borrowed and refinanced $40.0 million from a third party lender. The Operating Partnership retained its 50.0% ownership interest in the joint venture and received net cash proceeds of $31.9 million. As a result, the Operating Partnership recognized a $2.7 million gain in accordance with SFAS No. 66, which represents the extent of the Operating Partnership’s interest sold to outside parties. The Operating Partnership is the manager and leasing agent for the properties and receives customary management fees and leasing commissions.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

MG-HIW Development Joint Ventures

On December 19, 2000, the Operating Partnership formed or agreed to form four development joint ventures with Denver-based Miller Global Properties, LLC (“Miller Global”) pursuant to which the Operating Partnership contributed $7.5 million of development land to various newly created limited liability companies and retained a 50.0% ownership interest. Three of these joint ventures have developed a total of three properties that encompass an aggregate of 347,000 rentable square feet and cost $50.4 million in the aggregate. The Operating Partnership was the developer of these properties. In addition, the Operating Partnership is the property manager and leasing agent for the properties in all of these joint ventures. The fourth joint venture, MG-HIW Metrowest I, LLC, did not develop a property but holds development land.

On June 26, 2002, the Operating Partnership acquired Miller Global’s interest in MG-HIW Rocky Point, LLC, which owned Harborview Plaza, a 205,000 rentable square foot office property, to bring its ownership interest in that entity to 100.0%. At that time, the Operating Partnership consolidated the assets and liabilities and recorded revenues and expenses of that entity on a consolidated basis. (See also Note 3 for SF-HIW Harborview, LP discussion).

As a part of the MG-HIW, LLC acquisition on July 29, 2003 (see Note 3), the Operating Partnership was assigned Miller Global’s 50.0% equity interest in MG-HIW Peachtree Corners III, LLC, which increased the Operating Partnership’s ownership interest to 100.0%; the Operating Partnership consolidated this entity beginning on July 29, 2003. The entity owned a single property encompassing 53,896 square feet. The construction loan, which was made to this joint venture by a wholly owned affiliate of the Operating Partnership, Highwoods Finance, LLC, had an interest rate of LIBOR plus 200 basis points and was paid in full on July 29, 2003 in connection with the assignment.

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

Plaza Colonnade, LLC

On June 14, 2002, the Operating Partnership contributed $1.1 million in cash to Plaza Colonnade, LLC, a limited liability company, for the construction of a 285,000 square foot multi-tenant office property. The Operating Partnership has retained a 50.0% interest in this joint venture. On February 12, 2003, Plaza Colonnade, LLC signed a $61.3 million construction loan to fund the development of this property. The Operating Partnership and its joint venture partner each guaranteed 50.0% of the loan. In addition to the construction loan, the partners collectively provided $12.0 million in letters of credit, $6.0 million by the Operating Partnership and $6.0 million by its partner. In December 2004, the joint venture secured a $50.0 million non-recourse permanent loan and the construction loan was paid off. The related letters of credit were cancelled and the aforementioned guarantee obligations terminated when the construction loan was paid off. (See Note 15 for further discussion).

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

Highwoods KC Glenridge, LP

On February 25, 2004, the Operating Partnership and Kapital-Consult, a European investment firm, formed Highwoods KC Glenridge, LP, which on February 26, 2004 acquired from a third party Glenridge Point Office Park, consisting of two office buildings aggregating 185,100 square feet located in the Central Perimeter sub-market of Atlanta. At December 31, 2004, the buildings were 89.8% occupied. The Operating Partnership contributed $10.0 million to the joint venture in return for a 40.0% equity interest and Kapital-Consult contributed $14.9 million for a 60.0% equity interest in the partnership. The joint venture entered into a $16.5 million ten-year secured loan on the assets. The Operating Partnership is the manager and leasing agent for this property and receives customary management fees and leasing commissions. The acquisition also included 2.9 acres of development land.

The Vinings at University Center, LLC

On December 22, 2004, the Operating Partnership and Easlan Investment Group, Inc. formed The Vinings at University Center, LLC. The Operating Partnership contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50.0% equity interest and Easlan Investment Group contributed $1.1 million, in the form of a non-interest bearing promissory note, for a 50.0% equity interest in the entity. Upon formation, the joint venture entered into a $9.7 million secured construction loan to complete the construction of 156 apartment units on the 7.8 acres of land, which is expected to be completed by the fourth quarter of 2005; $392,000 was borrowed on the construction loan at December 31, 2004. The Operating Partnership’s joint venture partner has guaranteed this construction loan. The Easlan Investment Group, Inc. will be the manager and leasing agent for these apartment units and receive customary management fees and leasing commissions. The Operating Partnership will receive development fees throughout the construction project and management fees of 1.0% of gross revenues at the time the apartments are 80.0% occupied. The Operating Partnership is currently consolidating this joint venture under the provisions of FIN 46. As such, the Operating Partnership’s balance sheet at December 31, 2004 includes $1.8 million of development in process and a $0.4 million construction note payable.

HIW-KC Orlando, LLC

See Note 4 for information regarding this joint venture.

Weston Lakeside, LLC

On September 27, 2004, the Operating Partnership and an affiliate of Crosland, Inc. formed Weston Lakeside, LLC, in which the Operating Partnership has a 50.0% ownership interest. On June 29, 2005, the Operating Partnership contributed 22.4 acres of land at an agreed upon value of $3.9 million to this joint venture, and its partner contributed approximately $2.0 million in cash; immediately thereafter, the joint venture distributed approximately $1.9 million to the Operating Partnership and a gain of $1.9 million was recorded. Crosland, Inc. will develop, manage and operate this joint venture, which will construct approximately 332 rental residential units at a total estimated cost of approximately $32.0 million expected to be completed by the second quarter of 2007. Crosland, Inc. will receive 3.5% of gross revenue of the joint venture in management fees and 4.25% in development fees. The Operating Partnership will provide limited development services for the project and will receive a fee equal to 1.0% of the development costs excluding land. The joint venture expects to finance the development with a $28.4 million construction loan that will be guaranteed by Crosland, Inc. The Operating Partnership has accounted for this joint venture using the equity method of accounting.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

Development, Leasing and Management Fees

As discussed above, the Operating Partnership receives development, management and leasing fees for services provided to certain of its joint ventures. These fees are recognized as income to the extent of the other joint venture partner’s interest and are shown in rental and other revenues. They are as follows for 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
Development fees	$171	$205	$35
Management and leasing fees	1,515	1,104	1,300

Total fees	$1,686	$1,309	$1,335

3. FINANCING AND PROFIT-SHARING ARRANGEMENTS

The following summarizes sale transactions that were accounted for as financing and/or profit-sharing arrangements under paragraphs 25 through 29 of SFAS No. 66.

SF-HIW Harborview, LP

On September 11, 2002, the Operating Partnership contributed Harborview Plaza, an office building located in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. The other partner contributed $12.6 million of cash and a new loan was obtained by the partnership for $22.8 million. In connection with this disposition, the Operating Partnership entered into a master lease agreement with Harborview LP for five years on the then vacant space in the building (approximately 20% of the building); occupancy was 99.7% at December 31, 2004. The Operating Partnership also guaranteed to Harborview LP the payment of tenant improvements and lease commissions of $1.2 million. The Operating Partnership’s maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002 and was $1.1 million at December 31, 2004. Additionally, the Operating Partnership’s partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to the Operating Partnership in exchange for cash at any time during the one-year period commencing on September 11, 2014. The value of the 80.0% equity interest will be determined at the time that such partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP’s assets and liabilities less 3.0%, which amount was intended to cover the normal costs of a sale transaction.

Because of the put option and the master lease agreement, this transaction is accounted for as a financing transaction as described in Note 1. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain in the financial statements of the Operating Partnership. As a result, the Operating Partnership has established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the current fair value, which is $14.8 million at December 31, 2004, but not less than the original financing obligation. This adjustment is amortized prospectively through September 2014. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. The Operating Partnership continues to depreciate the property and record all of the depreciation on its books. Any payments made under the master lease agreement were expensed as incurred ($0.1 million, $0.4 million and $0.3 million was expensed during the years ended December 31, 2004, 2003 and 2002, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or is otherwise terminated, the Operating Partnership will record the transaction as a sale and recognize gain on sale.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

3. FINANCING AND PROFIT-SHARING ARRANGEMENTS - Continued

Eastshore

On November 26, 2002, the Operating Partnership sold three buildings located in Richmond, Virginia (the “Eastshore” transaction) for a total price of $28.5 million in cash, which was paid in full by the buyer at closing. Each of the sold properties is a single tenant building leased on a triple-net basis to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc.

In connection with the sale, the Operating Partnership entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any shortfalls that may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). The Operating Partnership’s maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and was $12.4 million as of December 31, 2004. No payments were made by the Operating Partnership during 2003 and 2002 in respect of these rent guarantees. However, in June 2004, the Operating Partnership began to make monthly payments to the buyer at an annual rate of $0.1 million as a result of the existing tenant renewing a lease in one building at a lower rental rate.

These rent guarantees are a form of continuing involvement as discussed in paragraph 28 of SFAS No. 66. Because the guarantees cover the entire space occupied by a single tenant under a triple-net lease arrangement, the Operating Partnership’s guarantees are considered a guaranteed return on the buyer’s investment for an extended period of time. Therefore, the transaction has been accounted for as a financing transaction, following the accounting method described in Note 1. Accordingly, the assets, liabilities and operations are included in these Consolidated Financial Statements, and a financing obligation of $28.8 million is recorded which represents the amount received from the buyer, adjusted for subsequent activity. The income from the operations of the properties, other than depreciation, is allocated 100.0% to the owner as interest expense on financing obligation. Payments made under the rent guarantees are charged to expense as incurred. This transaction was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under the guarantees became less than the related gain; deferred gain will be recognized in future periods as the maximum exposure under the guarantees is reduced.

MG-HIW, LLC

On December 19, 2000, the Operating Partnership formed a joint venture with Miller Global, MG-HIW, LLC, pursuant to which the Operating Partnership sold or contributed to MG-HIW, LLC 19 in-service office properties in Raleigh, Atlanta, Tampa (the “Non-Orlando City Group”) and Orlando (collectively the “City Groups”) for an agreed upon value of $335.0 million. As part of the formation of MG-HIW, LLC, Miller Global contributed $85.0 million in cash for an 80.0% ownership interest and the joint venture borrowed $238.8 million from a third-party lender. The Operating Partnership retained a 20.0% ownership interest and received net cash proceeds of $307.0 million. During 2001, the Operating Partnership contributed a 39,000 square foot development project to MG-HIW, LLC in exchange for $5.1 million. The joint venture borrowed an additional $3.7 million under its existing debt agreement with a third party and the Operating Partnership retained its 20.0% ownership interest and received net cash proceeds of $4.8 million. The assets of each of the City Groups were legally acquired by four separate LLC’s for which MG-HIW, LLC was the sole member.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

3. FINANCING AND PROFIT-SHARING ARRANGEMENTS - Continued

The Non-Orlando City Group consisted of 15 properties encompassing 1.3 million square feet and were located in Atlanta, Raleigh and Tampa. Based on the nature and extent of certain rental guarantees made by the Operating Partnership with respect to these properties, the transaction did not qualify for sale treatment under SFAS No. 66. The transaction has been accounted for as a profit-sharing arrangement, and accordingly, the assets, liabilities and operations of the properties remain on the books of the Operating Partnership and a co-venture obligation was established for the amount of equity contributed by Miller Global related to the Non-Orlando City Group properties. The income from operations of the properties, excluding depreciation, was allocated 80.0% to Miller Global (which represents its interest in the joint venture) and reported as “co-venture expense” in these Consolidated Financial Statements. The Operating Partnership continues to depreciate the properties and record all of the depreciation on its books. In addition to the co-venture expense, the Operating Partnership recorded expense of $1.3 million and $0.7 million related to payments made under the rental guarantees for the years ended December 31, 2003 and 2002, respectively. No expense was recorded related to payments made under the rental guarantees for the year ended December 31, 2004.

On July 29, 2003, the Operating Partnership acquired its partner’s 80.0% equity interest in the Non-Orlando City Group. The Operating Partnership paid Miller Global $28.1 million, repaid $41.4 million of debt related to the properties and assumed $64.7 million of debt. The Operating Partnership recognized a $16.3 million gain in 2003 on the settlement of the $43.5 million co-venture obligation recorded on the books of the Operating Partnership.

With respect to the Orlando City Group, which consists of five properties encompassing 1.3 million square feet located in the central business district of Orlando, the Operating Partnership assumed obligations to make improvements to the assets as well as master lease obligations and guarantees on certain vacant space. Additionally, the Operating Partnership guaranteed a leveraged internal rate of return (“IRR”) of 20.0% on Miller Global’s equity. The contribution of these Orlando properties is accounted for as a financing arrangement under SFAS No. 66. Consequently, the assets, liabilities and operations related to the properties remained on the books of the Operating Partnership and a financing obligation was established for the amount of equity contributed by Miller Global related to the Orlando City Group. The income from operations of the properties, excluding depreciation, is being allocated 80.0% to Miller Global and reported as “interest on financing obligation” in these Consolidated Financial Statements. This financing obligation was also adjusted each period by accreting the obligation up to the 20.0% guaranteed internal rate of return by a charge to interest expense, such that the financing obligation equaled at the end of each period the amount due to Miller Global including the 20.0% guaranteed return. The Operating Partnership recorded interest expense on the financing obligation of $3.2 million, $11.6 million and $10.1 million, which includes amounts related to this IRR guarantee and payments made under the rental guarantees, for the years ended 2004, 2003 and 2002, respectively. The Operating Partnership continued to depreciate the Orlando properties and record all of the depreciation in its financial statements until June 2004 when the assets were sold to a 40% owned joint venture, HIW-KC Orlando, LLC.

On July 29, 2003, the Operating Partnership also entered into an option agreement to acquire Miller Global’s 80.0% interest in the Orlando City Group. On March 2, 2004, the Operating Partnership exercised its option and acquired its partner’s 80.0% equity interest in the Orlando City Group of MG-HIW, LLC. The properties were 86.8% leased as of December 31, 2004 and were encumbered by $136.2 million of floating rate debt with interest based on LIBOR plus 200 basis points. At the closing of the transaction, the Operating Partnership paid its partner, Miller Global, $62.5 million and a $7.5 million letter of credit delivered to the seller in connection with the option was cancelled. Since the initial contribution of these assets was accounted for as a financing arrangement and since the financing obligation was adjusted each period for the IRR guarantee, no gain or loss was recognized upon the extinguishment of the financing obligation. In June 2004, the Operating Partnership contributed these assets to HIW-KC Orlando, LLC for a 40.0% interest.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4. ASSET DISPOSITIONS

Gains and impairments on disposition of properties, net, excluding gains or losses from discontinued operations, consisted of the following:

	Years Ended December 31,
	2004	2003	2002
		(restated)	(restated)
Gains and impairments on disposition of land, net	$2,756	$1,324	$7,592
Gains on disposition of depreciable properties	18,880	8,572	15,183
Impairments of depreciable properties	—	(344)	—

Total	$21,636	$9,552	$22,775

Net gains on sale and impairments of discontinued operations consisted of the following:

	Years Ended December 31,
	2004	2003	2002
		(restated)	(restated)
Gains on disposition of depreciable properties	$9,380	$8,986	$17,191
Impairments of depreciable properties	(6,274)	(128)	(4,057)

Total	$3,106	$8,858	$13,134

As described in more detail in the following paragraphs, during 2004 the Operating Partnership sold approximately 1.3 million rentable square feet of office, industrial and retail properties and 88 apartment units for gross proceeds of $96.5 million and also sold 213.7 acres of development land for gross proceeds of $35.7 million. The Operating Partnership also contributed approximately 1.3 million square feet of buildings and land to joint ventures. The resultant gains and impairments are shown in the preceding table. The larger 2004 transactions are described below.

On June 16, 2004, the Operating Partnership sold a 177,000 square foot building (the network operations center) located in the Highwoods Preserve Office Park in Tampa, Florida. Highwoods Preserve is a 816,000 square foot office park that WorldCom vacated as of December 31, 2002. Net proceeds from the sale were $18.5 million. The asset had a net book value of $21.8 million. The Operating Partnership recognized an impairment loss of $3.0 million in discontinued operations in April 2004 when the planned sale met the criteria to be classified as held for sale. In connection with the sale of the network operations center, the buyer also agreed to purchase a 3.3 acre tract of development land located in the office park for $1.4 million, which is subject to the Operating Partnership securing certain development rights for the land from the local municipality. The net book value of the land is $0.9 million and was classified as held for sale in accordance with SFAS No. 144 in April 2004. This land sale is subject to customary closing conditions and no assurances can be provided that the disposition will occur. The remaining assets in the office park were classified as held for use as of December 31, 2003 and continued to be so classified at December 31, 2004 in accordance with SFAS No. 144.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4. ASSET DISPOSITIONS - Continued

On June 28, 2004, Kapital-Consult, a European investment firm, bought an interest in HIW-KC Orlando, LLC, an entity formed by the Operating Partnership. HIW-KC Orlando, LLC owns the Orlando City Group assets which had an agreed upon value under the joint venture agreement of $212.0 million, including amounts related to the Operating Partnership’s guarantees described below, and which were subject to a $136.2 million secured mortgage loan. Kapital-Consult contributed $42.1 million in cash and received a 60.0% equity interest in the entity. The joint venture borrowed $143.0 million under a ten-year fixed rate mortgage loan from a third party lender and repaid the $136.2 million loan. The Operating Partnership retained a 40.0% equity interest in the joint venture and received net cash proceeds of $46.6 million, of which $33.0 million was used to pay down the Operating Partnership’s Revolving Loan and $13.6 million was used to pay down additional debt. In connection with this transaction, the Operating Partnership agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. In connection with this guarantee, as of June 30, 2004, the Operating Partnership included $0.6 million in other liabilities and reduced the total amount of gain to be recognized by the same amount. During 2004, the Operating Partnership paid $2.4 million in re-tenanting costs related to this guarantee. Additionally, the Operating Partnership agreed to guarantee re-tenanting costs for approximately 11% of the joint venture’s total square footage. The Operating Partnership recorded a $4.1 million liability with respect to such guarantee as of June 30, 2004 and reduced the total amount of gain to be recognized by the same amount. The Operating Partnership believes its estimate related to the re-tenanting costs guarantee is accurate. However, if its assumptions prove to be incorrect, future losses may occur. The contribution was accounted for as a partial sale as defined by SFAS No. 66 and the Operating Partnership recognized a $16.3 million gain in June 2004. Since the Operating Partnership has an ongoing 40.0% financial interest in the joint venture and since the Operating Partnership is engaged by the joint venture to provide management and leasing services for the joint venture, for which the Operating Partnership receives customary management fees and leasing commissions, the operations of these properties were not reflected as discontinued operations consistent with SFAS No. 144 and the related gain on sale was included in continuing operations in the second quarter of 2004.

In the fourth quarter of 2004, the Operating Partnership sold an additional 14 buildings encompassing 514,191 square feet and one 88 unit apartment building for gross proceeds of $37.5 million and recorded an approximate $5.0 million gain on sales in discontinued operations. The Operating Partnership also sold a 165,000 square foot building located in Orlando, Florida with a net book value of approximately $9.8 million. Gross proceeds from the sale were approximately $6.8 million. The Operating Partnership had recognized an impairment loss of approximately $3.2 million in the fourth quarter 2004 prior to the closing of the sale.

During 2004, the Operating Partnership also contributed 7.8 acres of land to the Vinings at University Center, LLC in which the Operating Partnership has a 50.0% equity interest. See Note 2 for further discussion of this joint venture.

During 2003, the Operating Partnership sold approximately 3.3 million rentable square feet of office, industrial and retail properties and 122.8 acres of revenue-producing land for $202.9 million and also sold 108.5 acres of non-core development land for gross proceeds of $18.7 million. In addition, the Operating Partnership contributed three properties consisting of 290,853 rentable square feet to Highwoods-Markel Associates, LLC in which the Operating Partnership has a 50.0% equity interest. The resultant gains and impairments are shown in the preceding table.

During 2002, the Operating Partnership sold approximately 2.0 million rentable square feet of office and industrial properties for gross proceeds of $213.9 million and also sold 137.7 acres of development land for gross proceeds of $21.3 million. The resultant gains and impairments are shown in the preceding table. The Operating Partnership also sold three buildings in the Eastshore transaction, which was accounted for as a financing arrangement. See Note 3 for further discussion. In September 2002, the Operating Partnership contributed an office property to SF-HIW Harborview, LP and accounted for the contribution as a financing arrangement. See Note 3 for further discussion. No gains or losses were recorded from these financing arrangements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4. ASSET DISPOSITIONS - CONTINUED

From January 1, 2005 through September 30, 2005, the Operating Partnership sold properties aggregating 4.4 million square feet for total gross sales proceeds of approximately $337.1 million. These dispositions included:

•	two office buildings located in Raleigh, North Carolina, which were sold in a single transaction on February 24, 2005 for aggregate gross sale proceeds of $9.0 million;

•	industrial buildings sold to a director and certain other parties, as more fully disclosed in Note 8, for aggregate gross sale proceeds of approximately $27.0 million;

•	an office building in Raleigh, North Carolina that closed on March 31, 2005 for aggregate gross sale proceeds of approximately $27.2 million;

•	two buildings at the Highwoods Preserve office campus in Tampa, Florida, which were sold in a single transaction that closed on June 30, 2005 for aggregate gross sale proceeds of approximately $24.5 million;

•	one office and two industrial buildings, located in Atlanta, Georgia, which were sold in a single transaction on June 30, 2005 for aggregate gross sale proceeds of approximately $13.3 million;

•	the Operating Partnership’s portfolio of office buildings and certain development land in the Charlotte, North Carolina market and its buildings in Sabal Business Park in Tampa, Florida, which were sold in a single transaction on July 22, 2005 for gross sale proceeds of $228.0 million;

•	24 apartment units located in Kansas City, Missouri that closed on August 2, 2005 for gross sale proceeds of $1.6 million; and

•	two office buildings located in Raleigh, North Carolina, which were sold in a single transaction on August 29, 2005 for aggregate gross sale proceeds of $6.5 million.

In addition, during the same period, the Operating Partnership sold 63.1 acres of non-core development land aggregating $13.4 million in gross sales proceeds and contributed 22.4 acres of non-core development land to the newly formed Weston Lakeside, LLC joint venture (discussed further in Note 2) for an additional $1.9 million in cash proceeds and a 50.0% equity interest in the joint venture.

Proceeds from these asset dispositions in 2005 were used to pay-off debt and redeem Preferred Units, as further described in Note 5.

On January 9, 2006, the Operating Partnership sold $141.0 million of non-core properties encompassing 1.9 million square feet of office and industrial properties in Atlanta, GA, Columbia, SC and Tampa, FL. The net proceeds were partly used to pay off a $42.8 million variable rate secured construction loan on January 17, 2006 and to pay down the Revolving Loan. In addition, the net proceeds will be partly used to redeem 2.0 million shares of the Company’s 8% Series B Cumulative Redeemable Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, which is scheduled to occur on February 23, 2006. As a result of this redemption, the Operating Partnership will redeem at similar terms an equivalent amount of its Series B Preferred Units that are currently owned by the Company.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

The Operating Partnership’s consolidated mortgages and notes payable consisted of the following at December 31, 2004 and 2003:

	2004	2003
		(restated)
Mortgage loans payable:
9.0% mortgage loan due 2005	$34,165	$35,170
8.1% mortgage loan due 2005	26,446	27,257
8.2% mortgage loan due 2007	65,221	66,896
7.8% mortgage loan due 2009	86,567	88,322
7.9% mortgage loan due 2009	77,247	88,404
7.8% mortgage loan due 2010	137,969	140,498
6.0% mortgage loan due 2013	141,864	143,713
5.7% mortgage loan due 2013	127,541	127,500
5.2% to 9.0% mortgage loans due between 2005 and 2017 (1)	58,981	60,598
Variable rate mortgage loan due 2006	46,985	200,883	(2)
Variable rate mortgage loan due 2007	3,747	4,033
Variable rate construction loans due 2006 and 2007	15,841	—

	822,574	983,274

Unsecured indebtedness:
7.0% notes due 2006	110,000	110,000
7.125% notes due 2008	100,000	100,000
8.125% notes due 2009	50,000	50,000
Put Option Notes due 2011 (3)	—	100,000
7.5% notes due 2018	200,000	200,000
Term loan due 2005	20,000	20,000
Term loan due 2005	100,000	100,000
Revolving loan due 2006	170,000	46,000

	750,000	726,000

Total	$1,572,574	$1,709,274

(1)	Includes $22.8 million related to SF-HIW Harborview, LP, which has been accounted for as a financing arrangement and is included in the Operating Partnership’s mortgages and notes payable in its Consolidated Balance Sheets. See Note 3.
(2)	Includes $136.2 million related to MG-HIW, LLC, which was accounted for as a financing arrangement and included in the Operating Partnership’s mortgages and notes payable in its Consolidated Balance Sheet at December 31, 2003. See Note 3.
(3)	In 1997, the Operating Partnership sold $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the “Put Option Notes”). The Put Option Notes bore an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on the Put Option Notes was required to be 6.39% plus the applicable spread determined as of June 10, 2004. In connection with the initial issuance of the Put Option Notes, a counter party was granted an option to purchase the Put Option Notes on June 15, 2004 at 100.0% of the principal amount. The counter party exercised this option and acquired the Put Option Notes on June 15, 2004. On that same date, the Operating Partnership exercised its option to acquire the Put Option Notes from the counter party for a purchase price equal to the sum of the present value of the remaining scheduled payments of principal and interest (assuming an interest rate of 6.39%) on the Put Option Notes, or $112.3 million. The difference between the $112.3 million and the $100.0 million was charged to loss on extinguishment of debt in the quarter ended June 30, 2004. The Operating Partnership borrowed funds from its Revolving Loan to make the $112.3 million payment.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

The following table sets forth the principal payments, including amortization, due on the Operating Partnership’s mortgages and notes payable as of December 31, 2004:

		Amounts due during year ending December 31,
	Total	2005	2006	2007	2008	2009	Thereafter
Fixed Rate Debt:
Unsecured (1):
Notes	$460,000	$—	$110,000	$—	$100,000	$50,000	$200,000
Secured:
Mortgage loans payable (2)	756,001	82,322	21,103	82,339	15,090	156,533	398,614

Total Fixed Rate Debt	1,216,001	82,322	131,103	82,339	115,090	206,533	598,614

Variable Rate Debt: (3)
Unsecured:
Term Loans	120,000	120,000	—	—	—	—	—
Revolving Loan (4)	170,000	—	170,000	—	—	—	—
Secured:
Mortgage loans payable (2)	50,732	291	47,273	3,168	—	—	—
Construction Loan	15,841	—	—	15,841	—	—	—

Total Variable Rate Debt	356,573	120,291	217,273	19,009	—	—	—

Total Mortgages and Notes Payable	$1,572,574	$202,613	$348,376	$101,348	$115,090	$206,533	$598,614

(1)	The $460.0 million of unsecured notes bear interest at rates ranging from 7.0% to 8.125% with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes, together with other issuance costs, is being amortized to interest expense over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes are redeemable at any time prior to maturity at the Operating Partnership’s option, subject to certain conditions including the payment of make-whole amounts. As of the date of this filing, the Operating Partnership has not yet satisfied its requirement under the indenture governing its unsecured notes to file timely SEC reports, but expects to do so as soon as practicable. Under the indenture, the notes may be accelerated if the trustee or 25% of the holders provide written notice of a default and such default remains uncured after 60 days. To date, neither the trustee nor any holder has sent the Company or the Operating Partnership any such default notice. The Operating Partnership is in compliance with all other covenants under the indenture and is current on all payments required thereunder.
(2)	The mortgage loans payable are secured by real estate assets with an aggregate undepreciated book value of $1.3 billion at December 31, 2004. The Operating Partnership’s fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.
(3)	The Operating Partnership had one interest rate hedging arrangement at December 31, 2004, as described in Note 10 to the Consolidated Financial Statements.
(4)	In July 2003, the Operating Partnership amended and restated its existing revolving loan and two bank term loans. The amended and restated $250.0 million revolving loan (the “Revolving Loan”) is from a group of eight lender banks and matures in July 2006.

In March 2004, the Operating Partnership amended the Revolving Loan and its then outstanding two bank term loans. The changes modified certain definitions used in all three loans to determine amounts that are used to compute financial covenants and also adjusted one of the financial ratio covenants.

In June 2004, the Operating Partnership further amended the Revolving Loan and its then outstanding two bank term loans. The changes excluded the $12.5 million charge taken related to the refinancing of the Put Option Notes from the calculations used to compute financial covenants.

In August 2004, the Operating Partnership further amended the Revolving Loan and its then outstanding two bank term loans. The changes excluded the effects of accounting for three sales transactions as financing and/or profit sharing arrangements under SFAS No. 66 from the calculations used to compute financial covenants, adjusted one financial covenant and temporarily adjusted a second financial covenant until the earlier of December 31, 2004 or the period when the Operating Partnership could record income from the anticipated settlement of a claim against WorldCom, which occurred in September 2004 (see Note 21).

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

In October 2004, the Operating Partnership obtained a waiver from the lenders under the Operating Partnership’s Revolving Loan and its then outstanding two bank term loans for certain covenant violations caused by the effects of the loss on debt extinguishment from the MOPPRS transaction in early 2003, as described below.

In June, July, August, September and December 2005, the Operating Partnership obtained waivers from the lenders under the Revolving Loan and its then outstanding two bank loans related to timely reporting to the lenders of annual and quarterly financial statements and to covenant violations that could arise from future redemptions of Preferred Units due to the reclassification of the Preferred Units from equity to a liability during the period of time from the announcement of the redemption until the redemption is completed.

The aforementioned modifications did not change the economic terms of the loans. In connection with these modifications, the Operating Partnership incurred certain loan costs that are capitalized and amortized to interest expense over the remaining term of the loans.

The Revolving Loan carries an interest rate based upon the Operating Partnership’s senior unsecured credit ratings. As a result, interest currently accrues on borrowings under the Revolving Loan at an average rate of LIBOR plus 105 basis points. The terms of the Revolving Loan require the Operating Partnership to pay an annual facility fee equal to .25% of the aggregate amount of the Revolving Loan. The Operating Partnership currently has a credit rating of BBB- assigned by Standard & Poor’s and Fitch Ratings and Ba1 assigned by Moody’s Investor Service. In January 2005, Moody’s Investor Service confirmed the Operating Partnership’s Ba1 rating, with a stable outlook. If Standard and Poor’s or Fitch Ratings were to lower the Operating Partnership’s credit ratings without a corresponding increase by Moody’s, the interest rate on borrowings under the Revolving Loan would be automatically increased by 60 basis points.

In November 2005, the Operating Partnership amended its $100.0 million bank term loan to extend the maturity date to July 17, 2006 and reduce the spread over the LIBOR interest rate from 130 basis points to 100 basis points.

Other Information

The terms of the Revolving Loan, the $120.0 million bank loans and the indenture that governs the Operating Partnership’s outstanding notes require the Operating Partnership to comply with certain operating and financial covenants and performance ratios. No circumstance currently exists that would result in an acceleration of any of this debt.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

On January 28, 2003, the Operating Partnership, the option holder and an intermediary entered into an agreement under which the option holder agreed to exercise its option to acquire the MOPPRS on January 31, 2003 and the intermediary agreed to acquire the MOPPRS from the option holder for $142.7 million. The intermediary and the Operating Partnership also agreed to exchange the MOPPRS for new Operating Partnership debt instruments in the future, subject to certain terms and conditions. The MOPPRS transaction between the option holder and the intermediary occurred on January 31, 2003 and the interest rate on the MOPPRS was reset at 8.975%. On February 4, 2003, a new $142.8 million mortgage loan with a third party, secured by 24 of the Operating Partnership’s properties, was executed; this loan bears a fixed interest rate of 6.03% and matures in February 2013. The intermediary received the proceeds from the new mortgage loan, and the mortgage loan and the MOPPRS were then exchanged between the Operating Partnership and the intermediary. The Operating Partnership then retired the MOPPRS. The retirement of the MOPPRS has been accounted for as an extinguishment. Accordingly, $14.7 million was charged to loss on extinguishment of debt in the quarter ended March 31, 2003.

Total interest capitalized was $1.1 million, $1.4 million and $5.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Refinancings in 2005

Through December 31, 2005, the Operating Partnership paid off $153.4 million of outstanding loans, excluding any normal debt amortization, which included the following transactions. In early April 2005, the Operating Partnership paid off $40.9 million of callable secured mortgage debt; in mid-July 2005, the Operating Partnership paid off another $26.0 million of callable secured mortgage debt; and on August 1, 2005, the Operating Partnership paid off $47.0 million of secured variable rate mortgage debt that was due January 1, 2006. In September 2005, the Operating Partnership paid off its $20.0 million term loan at maturity and three secured loans totaling $3.5 million. In November 2005, the Operating Partnership extended the maturity date on its $100.0 million term loan to July 17, 2006 and lowered the interest rate. On December 1, 2005, the Operating Partnership paid off $2.1 million of secured variable rate mortgage debt that was due February 2, 2006. In addition, on December 1, 2005, the Operating Partnership exercised its option to pay down $9.4 million on its AEGON loan that matures in 2009. The Operating Partnership also used some of the proceeds from its disposition activity to redeem, in August 2005, all of the Operating Partnership’s outstanding Series D Preferred Units and a portion of the outstanding Series B Preferred Units, aggregating $130.0 million plus accrued dividends. These reductions in outstanding debt and Preferred Unit balances were made primarily from proceeds from property dispositions that closed in 2005.

Deferred Financing Costs

As of December 31, 2004, the Operating Partnership had $16.7 million of deferred financing costs, with $6.6 million of accumulated amortization. Deferred financing costs include loan fees, loan closing costs, premium and discounts on bonds, notes payable and debt issuance costs. Amortization of bond premiums and discounts is included in contractual interest expense. All other amortization is shown as amortization of deferred financing costs. The scheduled future amortization of these deferred financings costs will be as follows:

	Contractual Interest	Deferred Financing	Total
2005	$250	$3,223	$3,473
2006	239	1,710	1,949
2007	111	853	964
2008	70	667	737
2009	37	506	543
Thereafter	299	2,107	2,406

	$1,006	$9,066	$10,072

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

In June 2004, $0.9 million of unamortized deferred financing costs were written off in connection with the early extinguishment of the $136.2 million secured loan related to the MG-HIW Orlando assets sold to a 40.0% owned joint venture with Kapital Consult, as described in Note 4.

Financing Obligations

The Operating Partnership’s financing obligations consisted of the following at December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003
		(restated)
SF-HIW Harborview, LP financing obligation (1)	$14,808	$13,566
Eastshore financing obligation (1)	28,777	28,873
MG-HIW, LLC financing obligation (1)	—	60,991
Capitalized ground lease obligation (2)	1,778	1,714
Tax increment financing obligation (3)	19,946	20,633

Total	$65,309	$125,777

(1)	See Note 3 for further discussion of these financing obligations.
(2)	This liability represents a capitalized lease obligation to the lessor of land on which the Operating Partnership owned a building. The Operating Partnership is obligated to make fixed payments to the lessor through March 2010. The net present value of these payments discounted at 7.13% is shown as a liability in the balance sheet, which accretes each month for the difference between the interest on the financing obligation and the fixed payments. The accretion would continue until the liability equals the residual value of the land. As of March 31, 2005, this liability was settled as a result of the sale of the building and assumption by the buyer of the Operating Partnership’s ground lease.
(3)	In connection with tax increment financing for construction of a public garage related to an office building constructed by the Operating Partnership, the Operating Partnership is obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.93%, is shown as a financing obligation in the balance sheet. The Operating Partnership also receives special tax revenues and property tax rebates which are intended, but not guaranteed, to provide funds to pay the special assessments.

The following table sets forth the expected payment obligations on financing obligations as of December 31, 2004:

2005	$31,264
2006	797
2007	876
2008	929
2009	993
Thereafter	30,450

$65,309

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6. EMPLOYEE BENEFIT PLANS

Management Compensation Program

The officers of the Company, which is the sole general partner of the Operating Partnership, participate in an annual bonus program whereby they are eligible for bonuses based on a percentage of their annual base salary as of the prior December. Each officer’s target level bonus is determined by competitive analysis and the executive’s ability to influence overall performance of the executive’s business unit and/or of the Company as a whole and, ranges from 30.0% to 85.0% of base salary depending on position in the Company. The executive’s actual incentive bonus for the year is the product of the target annual incentive bonus percentage times a performance ‘factor,’ which can range from zero to 200%. This performance factor depends upon the relationship between how various performance criteria compare with predetermined goals. For an executive who has division responsibilities, goals for certain performance criteria are based on the division’s budget for the year, and goals for other criteria are fixed objectives that are the same for all divisions. For corporate executives, the performance factor is based on the average of the factors achieved by the division executives. Bonuses are accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

Certain other members of management participate in an annual cash incentive bonus program whereby a target level cash bonus is established based upon the job responsibilities of their position. Cash bonus eligibility ranges from 10.0% to 40.0% of annual base salary as of the prior December. The actual cash bonus is determined by the overall performance of the Company and the individual’s performance during each year. These bonuses are also accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

In addition to the annual bonus and as an incentive to retain executive officers, the Company’s long-term incentive plan for officers provides for annual grants of stock options and restricted stock under the Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”) and other awards under the 1999 Shareholder Value Plan.

The stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. The value of such options as of the date of grant is calculated using the Black-Scholes option-pricing model.

The restricted shares issued prior to 2005 generally vest 50.0% three years from the date of grant and the remaining 50.0% five years from date of grant. Such shares are no longer restricted after the vesting date. The restricted share awards are amortized to expense over the explicit service periods, which is the vesting period. Recipients are eligible to receive dividends on restricted stock issued. Restricted stock and annual expense information is as follows:

	Year Ended December 31,
	2004	2003	2002
Restricted shares outstanding at January 1	334,182	252,355	211,669
Number of restricted shares awarded	118,257	104,076	78,969
Restricted shares vested (1)	(137,932)	(21,693)	(7,876)
Restricted shares repurchased upon cancellation or forfeiture	(6,859)	(556)	(30,407)

Restricted shares outstanding at December 31	307,648	334,182	252,355

Annual expense (1)	$3,721	$1,937	$1,158

Average grant date market value for all restricted shares outstanding	$24.02	$24.03	$24.90

(1)	Vested shares for 2004 include 106,059 shares that had accelerating vesting upon the retirement of the Company’s Chief Executive Officer on June 30, 2004; annual expense for 2004 includes $1.7 million related to these accelerated vested shares.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6. EMPLOYEE BENEFIT PLANS - Continued

The 1999 Shareholder Value Plan was intended to reward the executive officers of the Company when the total shareholder returns measured by increases in the market value of shares of Common Stock plus dividends on those shares exceeds a comparable index of the Company’s peers over a three-year period. A payout for this program, which can be in cash or other consideration, is determined by the Company’s percentage change in shareholder return compared to the composite index of its peer group. If the Company’s performance is not at least 100% of the peer group, no payout is made. To the extent performance exceeds the peer group, the payout increases. A new three-year plan cycle begins each year under this program. There were no cash payouts under this plan for the years ended December 31, 2004, 2003 or 2002, respectively. This plan is accounted for under variable plan accounting and accordingly, at each period-end, a liability equal to the current computed fair value under the plan for all outstanding plan units, adjusted for the three-year vesting period, is recorded with corresponding charges or credits to compensation expense. Compensation expense recognized under this plan amounted to $0 in 2004, $0 in 2003 and $(846,000) in 2002.

In 1997, the Company adopted the 1997 Performance Award Plan under which 349,990 nonqualified stock options granted to certain executive officers were accompanied by a dividend equivalent right (“DER”). No other options granted by the Company since 1997 have been accompanied by a DER. The plan provided that if the total return on a share of Common Stock exceeded certain thresholds during the five-year vesting period ending in 2002, the exercise price of such options with a DER would be reduced under a formula based on dividends and other distributions made with respect to such a share during the period beginning on the date of grant and ending upon exercise of such stock option. At the end of the five-year vesting period, the total return performance resulted in a reduction in the option exercise price of $6.098 per share. The exercise price per option share was further reduced by $2.964 as of December 31, 2004 as a result of the dividend payments on Common Stock from January 1, 2003 through December 31, 2004. Because of the exercise price reduction feature, the stock options accompanied by a DER were accounted for using variable accounting as provided in FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” As a result, the Company recorded compensation expense of $0.06 million, $1.2 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. In December 2004, the Company entered into an agreement with the participants to cease the additional reduction in the option exercise price, which fixed the exercise price per share reduction at $9.06. As a result, variable accounting is no longer required as both the number of options and the amount required to exercise are known. As of December 31, 2004, there were 168,948 outstanding options with an accompanying DER.

The Company has also established a deferred compensation plan pursuant to which various officers can defer a portion of their salary and/or bonus that would otherwise be paid to such officers for investment in units of phantom Common Stock or in various, unrelated mutual funds, based on the officers’ elections. The Company records compensation expense for the full amount of compensation deferred by participating officers in each deferral period. At the end of each quarter, any officer who defers compensation into phantom stock that otherwise would have been paid in cash is credited with units of phantom stock at a 15.0% discount. Dividends on the phantom stock are assumed to be issued in additional phantom stock at a 15.0% discount. If the officer leaves employment for any reason (other than death, disability, normal retirement or voluntary termination by the Company) within two years after the end of the year in which such officer has deferred compensation, at a minimum, the 15.0% discount and any deemed dividends are forfeited. Over the two-year vesting period, the Company records additional compensation expense equal to the 15.0% discount, the accrued dividends and any changes in the market value of Common Stock from the date of the deferral, which aggregated $0.5 million, $0.7 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. In July 2005, the Company modified the plan to preclude any deferrals into phantom stock after December 31, 2005.

For 2005, the annual incentive bonus program will operate similarly as in 2004, except that the following four performance criteria will be used for 2005, all of which are weighted equally: (1) average occupancy rates relative to budgeted rates; (2) net operating income relative to budgeted amounts; (3) average payback on leases relative to a fixed goal; and (4) average lease term relative to a fixed goal. These criteria provide an objective basis for the compensation and governance committee of the Company’s board of directors to determine bonuses for division level and corporate level executive officers. Notwithstanding the foregoing criteria, the compensation and governance committee has retained the authority to pay bonuses at its discretion.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6. EMPLOYEE BENEFIT PLANS - Continued

Effective for 2005, options that are issued to executive officers under the Stock Option Plan will continue to vest ratably over a four-year period, but the option term will be seven years instead of 10 years. The value of such options as of the date of grant will be calculated using the Black-Scholes option-pricing model. The exercise price per share for such options will be based on the average of the daily closing prices for Common Stock over the 10-day period preceding the date of grant, rather than the closing price for Common Stock on the date immediately preceding the date of grant.

Beginning in 2005, the Company has also replaced the 1999 Shareholder Value Plan with a performance-based restricted stock plan under which all or a portion of additional grants of restricted stock will vest if the total return of Common Stock exceeds the average total returns of a selected group of peer companies over a three-year period. If the Company’s performance is not at least 100% of the peer group, none of the restricted stock will vest at the end of the three-year period. To the extent performance equals or exceeds the peer group, the portion of issued shares that vest can range from 50.0% to 100.0%, and for exceptional levels of performance, additional shares can be granted at the end of the three-year period up to 100.0% of the original restricted stock that was issued. These additional shares, if any, would be fully vested when issued. A new three-year plan cycle begins each year under the program.

Effective for 2005, shares of time-based restricted stock that are issued to executive officers under the Stock Option Plan will vest one-third on the third anniversary, one-third on the fourth anniversary and one-third on the fifth anniversary of the date of grant.

In addition to time-based restricted stock, a portion of the restricted stock issued to executive officers in 2005 will be subject to company-wide performance-based criteria. For 2005, the performance-based criteria is based on whether or not the Company meets or exceeds operating goals established under the Company’s Strategic Management Plan for the four following areas relative to established goals by the end of 2007: (1) average occupancy rates; (2) long-term debt plus preferred equity as a percentage of total assets; (3) fixed charge coverage ratio; and (4) ratio of dividends to cash available for distribution. To the extent performance equals or exceeds the threshold performance goals, the portion of issued shares of restricted stock that vest can range from 50.0% to 100.0%, and for exceptional levels of performance, additional shares can be granted at the end of the three-year period up to 50.0% of the original restricted shares that were issued. These additional shares, if any, would be fully vested when issued.

Notwithstanding the foregoing criteria, the compensation and governance committee of the Company’s board of directors has retained the authority to issue long-term incentive awards at its discretion.

The Company’s obligations to its executive officers are reimbursed by the Operating Partnership.

Dividends received on restricted stock under all prior and current grants are non-forfeitable by the officer and are paid at the same rate and on the same date as on shares of Common Stock on all shares held, whether or not vested.

401(k) Savings Plan

The Operating Partnership has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Operating Partnership contributes amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s salary). During 2004, 2003 and 2002, the Operating Partnership contributed $1.2 million, $1.0 million and $0.9 million, respectively, to the 401(k) savings plan. Administrative expenses of the plan are paid by the Operating Partnership.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6. EMPLOYEE BENEFIT PLANS - Continued

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan for all active employees under which employees can elect to contribute up to 25.0% of their base compensation. At the end of each three-month offering period, the contributions in each participant’s account balance, which includes accrued dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. During the years ended December 31, 2004, 2003 and 2002, the Company issued 33,693, 50,812 and 47,488 new shares of Common Stock, respectively under the Employee Stock Purchase Plan. The Operating Partnership issues one Common Unit to the Company in exchange for the price paid for each share of Common Stock. The discount on issued shares is expensed by the Operating Partnership as additional compensation and aggregated $0.2 million, $0.2 million and $0.1 million in 2004, 2003 and 2002, respectively.

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

Expected future minimum rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 2004 for the Operating Partnership’s Wholly Owned Properties are as follows:

2005	$377,310
2006	336,603
2007	286,978
2008	235,047
2009	180,788
Thereafter	513,857

$1,930,583

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

8. RELATED PARTY TRANSACTIONS

The Operating Partnership has previously reported that it had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by Gene H. Anderson, an executive officer and director of the Company. Under the terms of the contract, the development land is to be purchased in phases, and the purchase price for each phase or parcel is settled for in cash and/or Common Units. The price for the various parcels is based on an initial value for each parcel, adjusted for an interest factor, currently 6.88% per annum, applied up to the closing date and also for changes in the value of the Common Units. On January 17, 2003, the Company acquired an additional 23.5 acres of this land from GAPI, Inc. for 85,520 shares of Common Stock and $384,000 in cash for total consideration of $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by the Operating Partnership was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between the Operating Partnership and GAPI, Inc., the Operating Partnership was entitled to and received in 2003 the $1.8 million proceeds from the condemnation. In July 2003, the Operating Partnership appealed the condemnation and is currently seeking additional payment from the state; the recognition of any gain has been deferred pending resolution of the appeal process. In April 2005, the Operating Partnership acquired for cash an additional 12.1 acres of the Bluegrass Valley land from GAPI, Inc. and also settled for cash the final purchase price with GAPI, Inc. on the 4.0 acres that were taken by the Georgia Department of Transportation, which aggregated approximately $2.7 million, of which $0.7 million was recorded as a payable to GAPI, Inc. on the Operating Partnership’s financial statements as of December 31, 2004. In August 2005, the Operating Partnership acquired 12.7 acres, representing the last parcel of land to be acquired, for cash aggregating $3.2 million. The Operating Partnership believes that the purchase price with respect to each land parcel was at or below market value. These transactions were unanimously approved by the full Board of Directors with Mr. Anderson abstaining from the vote. The contract provided that the land parcels could be paid in Common Units or in cash, at the option of the seller. This feature constituted an embedded derivative pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The embedded derivative feature is accounted for separately and adjusted based on changes in the fair value of the Common Units. This results in an increase to other income of $1.3 million in 2002, and a decrease to other income of $0.7 and $0.4 million in 2003 and 2004, respectively. In 2005, an additional $0.2 million expense was recorded related to the embedded derivative, which expired upon the closing of the final land transaction in August 2005.

The Operating Partnership entered into a series of agreements in January and February 2005, pursuant to which the Operating Partnership, through a third party broker, sold on February 28, 2005 and April 15, 2005, three non-core industrial buildings in Winston-Salem, North Carolina to John L. Turner and certain of his affiliates in exchange for a gross sales price of approximately $27.0 million, of which $20.3 million was paid in cash and the remainder from the surrender of 256,508 Common Units. The Operating Partnership recorded a gain of approximately $4.8 million upon the closing of these sales. Mr. Turner retired from the Company’s Board of Directors effective December 31, 2005. The Operating Partnership believes that the purchase price paid for these assets by Mr. Turner and his affiliates was equal to their fair market value. The sales were unanimously approved by the full Board of Directors with Mr. Turner not being present to discuss or vote on the matter.

9. PARTNERS’ CAPITAL

Distributions

Distributions paid per Common Unit (including Redeemable Common Units) were $1.70, $1.86 and $2.34 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company’s and the Operating Partnership’s tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change. As of December 31, 2004, the tax basis of the Operating Partnership’s assets and liabilities was approximately $2.4 billion and $1.6 billion, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9. PARTNERS’ CAPITAL - Continued

On January 25, 2005, the Board of Directors of the Company declared a distribution of $0.425 per Common Unit payable on March 4, 2005 to common unitholders of record on February 7, 2005. On April 26, 2005, the Board of Directors of the Company declared a distribution of $0.425 per Common Unit payable on June 3, 2005 to unitholders of record on May 17, 2005. On July 26, 2005, the Board of Directors of the Company declared a distribution of $0.425 per Common Unit payable on September 2, 2005 to unitholders of record on August 8, 2005. On November 15, 2005, the Board of Directors of the Company declared a distribution of $0.425 per Common Unit payable on December 16, 2005 to unitholders of record on November 28, 2005.

Redeemable Common Units

Generally, the Operating Partnership is obligated to redeem each Redeemable Common Unit at the request of the holder thereof for cash equal to the fair market value of one share of Common Stock at the time of such redemption, provided that the Company at its option may elect to acquire any such Redeemable Common Unit presented for redemption for cash or one share of Common Stock. When a holder redeems a Redeemable Common Unit for a share of Common Stock or cash, the Company’s share in the Operating Partnership will be increased. The Common Units owned by the Company are not redeemable.

Preferred Units

Below is a tabular presentation of the Operating Partnership’s preferred units as of December 31, 2004:

Preferred Unit Issuances	Issue Date	Number of Units Issued Originally	Number of Units Outstanding	Carrying Value	Liquidation Preference Per Unit	Optional Redemption Date	Annual Distributions Payable Per Unit
		(in thousands)	(in thousands)
Series A Preferred Units	2/12/1997	125	105	$104,945	$1,000	02/12/2027	$86.25
Series B Preferred Units	9/25/1997	6,900	6,900	$172,500	$25	09/25/2002	$2.00
Series D Preferred Units	4/23/1998	400	400	$100,000	$250	04/23/2003	$20.00

The net proceeds raised from each of three Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for Preferred Units in the Operating Partnership. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock.

On August 22, 2005, the Company redeemed all of the outstanding Series D Preferred Units at a redemption value aggregating $100.0 million plus accrued distributions and a portion of its Series B Preferred Units at a redemption value aggregating $30.0 million plus accrued distributions. In accordance with EITF Topic D-42, net income allocable to common unitholders in the third quarter of 2005 will be reduced by approximately $4.3 million, or $0.07 per share, representing the amount of original issuance costs related to the redeemed Preferred Units.

Unit Repurchases

During 2004, the Operating Partnership redeemed a total of 46,588 Common Units at a weighted average price of $25.04 per unit. Since 1999, the Operating Partnership has redeemed 2.5 million Common Units at a weighted average price of $24.22 per unit for a total purchase price of $59.5 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10. DERIVATIVE FINANCIAL INSTRUMENTS

SFAS No. 133, as amended by SFAS No. 149, requires the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or will be recognized in Accumulated Other Comprehensive Loss (“AOCL”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings.

The Operating Partnership’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, from time to time the Operating Partnership may enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate its interest rate risk with respect to various debt instruments. The Operating Partnership does not hold these derivatives for trading or speculative purposes.

The interest rate on all of the Operating Partnership’s variable rate debt is adjusted at one to three month intervals, subject to settlements under these contracts. The Operating Partnership received only a nominal amount of payments under interest rate hedge contracts in 2004 and 2003. Net payments made to counter parties under interest rate hedge contracts were $0.4 million in 2002 and were recorded as increases to interest expense.

The Operating Partnership is exposed to certain losses in the event of nonperformance by the counter party under any outstanding hedge contracts. The Operating Partnership expects the counter parties, which are major financial institutions, to perform fully under any such contracts. However, if any counter party was to default on its obligation under an interest rate hedge contract, the Operating Partnership could be required to pay the full rates on its debt, even if such rates were in excess of the rate in the contract.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10. DERIVATIVE FINANCIAL INSTRUMENTS - Continued

During 2002, the Operating Partnership entered into and terminated two $24.0 million treasury lock agreements related to an anticipated fixed rate financing with two financial counterparties, which effectively lock the treasury rate at 3.7%. These treasury lock agreements are designated as cashflow hedges and the effective portion of the cumulative loss on the derivative instruments was $1.1 million at December 31, 2004 and is being reported as a component of AOCL in partners’ capital with the related offset included in other assets. These costs will be recognized into earnings in the same period or periods during which the hedged transaction affects earnings (as the underlying debt is paid down). The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at December 31, 2004 associated with the derivative instruments which will be recognized within the next 12 months will be approximately $0.3 million.

During the year ended December 31, 2003, the Operating Partnership entered into and subsequently terminated a treasury lock agreement to hedge the change in the fair market value of the MOPPRS and related remarketing option issued by the Operating Partnership. The termination of this treasury lock agreement resulted in a payment of $1.5 million to the Operating Partnership, which was included as part of the $14.7 million loss on extinguishment recorded in early 2003 (see Note 5).

In addition, during the year ended December 31, 2003, the Operating Partnership entered into and subsequently terminated three interest rate swap agreements related to a ten-year fixed rate financing completed on December 1, 2003. These swap agreements were designated as cash flow hedges. The unamortized effective portion of the cumulative gain on these derivative instruments was $3.5 million at December 31, 2004 and is being reported as a component of AOCL in partners’ capital with the related offset included in other assets. This deferred gain will be recognized in net income as a reduction of interest expense in the same period or periods during which interest expense on the hedged fixed rate financing affects net income. The Operating Partnership expects that $0.3 million will be recognized in the next 12 months.

In 2003, the Operating Partnership also entered into two interest rate swaps related to a floating rate credit facility. The swaps effectively fixed the one-month LIBOR rate on $20.0 million of floating rate debt at 0.99% from August 1, 2003 to January 1, 2004 and at 1.59% from January 2, 2004 until June 1, 2005. These swap agreements are designated as cash flow hedges and the effective portion of the cumulative gain on these derivative instruments was $0.1 million at December 31, 2004 and is being reported as a component of AOCL in partners’ capital with the related offset included in other assets. The Operating Partnership expects that the portion of the cumulative gain recorded in AOCL at December 31, 2004 associated with these derivative instruments, which will be recognized within the next 12 months, will be $0.1 million.

At December 31, 2004, $5.3 million of deferred financing costs from past cash flow hedging instruments is being reported as a component of AOCL in partners’ capital. These costs will be recognized as interest expense as the underlying debt is repaid. The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at December 31, 2004 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.7 million.

As described in Note 8, the land purchase agreement with GAPI, Inc. included an embedded derivative feature due to the price for the land parcels being determined by the fair value of Common Units, which was accounted for in accordance with SFAS No. 133.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11. OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the results of certain partners’ capital changes not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	December 31, 2004	December 31, 2003	December 31, 2002
		(restated)	(restated)
Net income	$42,964	$42,249	$87,326
Other comprehensive income:
Realized derivative gains on cashflow hedges	79	3,866	(1,306)
Amortization as interest expense of hedging gains and losses included in other comprehensive income	757	1,688	1,543

Total other comprehensive income	836	5,554	237

Total comprehensive income	$43,800	$47,803	$87,563

12. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

In October 2001, the FASB issued SFAS No. 144, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” and the accounting and reporting provisions for disposals of a segment of a business as addressed in APB Opinion No. 30. SFAS No. 144 was effective as of January 1, 2002 and extended the reporting requirements of discontinued operations to include those long-lived assets that were classified as held for sale at December 31, 2003 as a result of disposal activities that were initiated subsequent to January 1, 2002, or were sold during 2002 or 2003 as a result of disposal activities that were initiated subsequent to January 1, 2002. The operations and cash flows of qualifying dispositions have been or will be eliminated from the ongoing operations of the Operating Partnership and the Operating Partnership will not have any significant continuing involvement in the operations after the disposal transaction.

Per SFAS No. 144, those long-lived assets that were sold during 2002 as a result of disposal activities initiated prior to January 1, 2002 should be accounted for in accordance with SFAS No. 121 and APB Opinion No. 30. During 2002, the Operating Partnership sold three properties as a result of disposal activities initiated prior to January 1, 2002, and the gains realized on these sales are included in the gains and impairments on disposition of property, net in the Operating Partnership’s Consolidated Statements of Income.

As part of its business strategy, the Operating Partnership will from time to time selectively dispose of non-core properties in order to use the net proceeds for investments or other purposes. The table below sets forth the net operating results and net carrying value of those assets classified as discontinued operations in the Operating Partnership’s Consolidated Financial Statements. These assets classified as discontinued operations comprise 3.5 million square feet of office and industrial property, 88 apartment units and 7.8 acres of revenue-producing land sold during 2002, 2003 and 2004 and 0.09 million square feet of property held for sale at December 31, 2004. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations and cash flows of these assets have been or will be eliminated from the ongoing operations of the Operating Partnership and the Operating Partnership will not have any significant continuing involvement in the operations after the disposal transaction:

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

	Year Ended December 31,
	2004	2003	2002
		(restated)	(restated)
Rental and other revenues	$8,561	$14,329	$32,724
Operating expenses:
Rental property and other expenses	4,410	6,373	10,685
Depreciation and amortization	1,768	4,317	9,026
Impairment of assets held for use	500	—	—
General and administrative	222	—	—

Total operating expenses	6,900	10,690	19,711
Other income	22	78	179

Income from discontinued operations	1,683	3,717	13,192

Net gains on sale and impairments of discontinued operations	3,106	8,858	13,134

Total discontinued operations	$4,789	$12,575	$26,326

Carrying value of assets held for sale and assets sold during the year	$6,410	$94,585	$133,347

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During 2004, the Operating Partnership determined that five office properties held for sale, which have now been sold, had a carrying value that was greater than fair value less cost to sell; therefore, an impairment loss of $6.3 million was recognized in net gains on sale and impairments of discontinued operations in the Consolidated Statement of Income for the year ended December 31, 2004. For 2003, an impairment loss related to one office property whose carrying value was greater than its fair value less cost to sell, which has now been sold, was $0.1 million. This impairment loss is included in net gains on sale and impairments of discontinued operations in the Consolidated Statement of Income for the year ended December 31, 2003. For 2002, the impairment loss related to two office properties whose carrying value was greater than their fair value less cost to sell, which have now been sold, was $4.1 million. This impairment loss is included in net gains on sale and impairments of discontinued operations in the Consolidated Statement of Income for the year ended December 31, 2002. At December 31, 2004, the Operating Partnership had 248,400 rentable square feet of properties and 31.1 acres of land classified as held for sale. As of November 30, 2005, most of these properties have been sold.

The following table includes the major classes of assets and liabilities of the properties held for sale as of December 31, 2004 and 2003:

	December 31,
	2004 (1)	2003 (2)
		(restated)
Land	$2,822	$6,418
Land held for development	7,546	25,619
Buildings and tenant improvements	24,234	43,637
Development in process	—	4
Accumulated depreciation	(1,411)	(6,839)

Net real estate assets	33,191	68,839
Deferred leasing costs	127	412
Accrued straight line rents receivable	165	350
Prepaid expenses and other	7	603
Accumulated amortization	(79)	(190)

Total assets	$33,411	$70,014

Tenant security deposits and deferred rents (3)	$179	$133

(1)	Includes two office properties and a retail property.
(2)	Includes four office properties and two retail properties.
(3)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. During 2004, there were two properties held for use, one of which was later sold in 2004, with indicators of impairment where the carrying value exceeded the sum of undiscounted future cash flows. Accordingly, the Operating Partnership recognized an impairment loss of $1.6 million, of which $0.4 million is related to the property sold in 2004 and is included in income from discontinued operations in the Consolidated Statement of Income. The remaining impairment loss is included as impairment of assets held for use. For the year ended December 31, 2003, there was no impairment loss on assets held for use. For the year ended December 31, 2002, the carrying value of one property was greater than the sum of its undiscounted future cash flows and, accordingly, an impairment loss of $0.8 million was recognized. In addition, in 2002, the Operating Partnership recognized a $9.1 million impairment loss related to one office property that has been demolished and may be redeveloped into a class A suburban office property in the future. The carrying value of this property exceeded the sum of its undiscounted future cash flows. These impairment losses aggregating $9.9 million are included as impairment of assets held for use in the Consolidated Statement of Income for the year ended December 31, 2002.

13. EARNINGS PER COMMON UNIT

The following table sets forth the computation of basic and diluted earnings per Common Unit:

	2004	2003	2002
		(restated)	(restated)
Numerator:
Net income	$42,964	$42,249	$87,326
Non-convertible preferred unit distributions (1)	(30,852)	(30,852)	(30,852)

Numerator for basic earnings per Common Unit – net income available for Common Unit holders	$12,112	$11,397	$56,474

Numerator for diluted earnings per Common Unit – net income available for Common Unit holders – after assumed conversions	$12,112	$11,397	$56,474

Denominator:
Denominator for basic earnings per Common Unit – weighted-average units (2)	59,056	59,166	59,711
Add:
Employee stock options (1)	380	216	334
Warrants (1)	5	3	5
Unvested restricted units (2)	175	117	103

Denominator for diluted earnings per Common Unit – adjusted weighted average Common Units and assumed conversions	59,616	59,502	60,153

Basic earnings per Common Unit	$0.21	$0.19	$0.95

Diluted earnings per Common Unit	$0.20	$0.19	$0.94

(1)	For additional disclosures regarding outstanding Preferred Units, employee stock options and warrants, see Notes 9 and 14 included herein. The number of additional units has been determined using the treasury stock method.
(2)	Weighted average units for basic earnings per unit exclude unvested units of restricted stock, per SFAS No. 128. The number of unvested restricted units included in diluted earnings per unit has been determined using the treasury stock method.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

13. EARNINGS PER COMMON UNIT - Continued

The number of Common Units reserved for future issuance is as follows:

	December 31, 2004	December 31, 2003
Outstanding warrants	921,715	921,715
Outstanding stock options	4,632,691	4,229,461
Possible future issuance under stock option plan	2,531,330	3,254,406

	8,085,736	8,405,582

14. STOCK OPTIONS AND WARRANTS

As of December 31, 2004, 6.0 million shares of Common Stock were authorized for issuance under the Amended and Restated 1994 Stock Option Plan. Stock options granted under this plan generally vest over a four or five-year period beginning with the date of grant. Upon exercise of a stock option, the Company will contribute the exercise price to the Operating Partnership in exchange for a Common Unit; therefore, the Operating Partnership accounts for such options as if issued by the Operating Partnership.

In 1995, the FASB issued SFAS No. 123, which recommends the use of a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period (generally the vesting period of the award). However, SFAS No. 123 specifically allows an entity to continue to measure compensation cost under APB Opinion No. 25, so long as pro forma disclosures of net income and earnings per share are made as if SFAS No. 123 had been adopted. Through December 31, 2002, the Operating Partnership elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options. In 2002 and 2001, 494,329 and 95,443 options were exercised whereby the Company simultaneously repurchased shares from the employees sufficient to pay for the option exercise price and the employees’ withholding taxes. Accordingly, these option exercises were considered to represent new measurement dates and the entire intrinsic value of the options was expensed in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Options, An Interpretation of APB Opinion No. 25.” The amounts expensed aggregated $3.7 million during the year ended December 31, 2002. There were no similar option exercises during the years ended December 31, 2004 and 2003.

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

As more fully described in Note 1, SFAS No. 123 (R) will become effective January 1, 2006 and will require recognition of compensation costs for currently unvested options the Company granted before January 1, 2003.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

14. STOCK OPTIONS AND WARRANTS - Continued

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

Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, only options granted subsequent to that date were valued using the Black-Scholes model. The fair values of the options granted were estimated at the grant dates using the following weighted average assumptions:

	2004	2003	2002
Risk free interest rate	3.81%	3.70%	4.97%
Common stock dividend yield	6.59%	11.11%	8.65%
Expected volatility	16.05%	16.32%	16.37%
Average expected option life (years)	9.2	10.0	10.0

Had the compensation cost for the options issued before January 1, 2003 been determined based on the fair values at the grant dates for awards granted between January 1, 1995 and December 31, 2002 consistent with the provisions of SFAS No. 123, the Operating Partnership’s net income and net income per unit would have decreased to the pro forma amounts indicated below:

	Year Ended December 31,
	2004		2003		2002
			(restated)		(restated)
Net income available for common unitholders - as reported	$12,112		$11,397		$56,474
Add: Stock option expense included in reported net income	341	(1)	1,249	(1)	155	(1)
Deduct: Total stock option expense determined under fair value recognition method for all awards	(784	)(1)	(1,838	)(1)	(941	)(1)

Pro forma net income available for common unitholders	$11,669		$10,808		$55,688

Basic net income per common unit - as reported	$0.21		$0.19		$0.95
Basic net income per common unit - pro forma	$0.20		$0.18		$0.93
Diluted net income per common unit - as reported	$0.20		$0.19		$0.94
Diluted net income per common unit - pro forma	$0.20		$0.18		$0.93

(1)	Amounts include the effects of accounting for dividend equivalent rights.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

14. STOCK OPTIONS AND WARRANTS - Continued

The following table summarizes information about stock options outstanding at December 31, 2004, 2003, 2002 and 2001:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2001	3,659,788	$23.24
Options granted	570,338	26.96
Options terminated	(204,739)	25.68
Options exercised	(494,329)	19.64

Balances at December 31, 2002	3,531,058	23.96
Options granted	756,953	21.03
Options terminated	(2,250)	30.34
Options exercised	(56,300)	19.08

Balances at December 31, 2003	4,229,461	23.48
Options granted	834,078	25.81
Options terminated	(257,007)	23.54
Options exercised	(173,841)	19.14

Balances at December 31, 2004	4,632,691	$24.51

	Options Exercisable
	Number of Shares	Weighted Average Exercise Price
December 31, 2002	1,729,325	$23.55
December 31, 2003	2,478,781	$23.60
December 31, 2004	3,343,740	$24.12

Exercise prices for options outstanding as of December 31, 2004 ranged from $11.63 to $35.00. The weighted average remaining contractual life of those options is 6.1 years. Using the Black-Scholes options valuation model, the weighted average fair values of options granted during 2004, 2003 and 2002 were $1.50, $0.19 and $1.00, respectively, per option.

Warrants

The following table sets forth information regarding warrants outstanding as of December 31, 2004:

Date of Issuance	Number of Warrants	Exercise Price
February 1995	35,000	$21.00
April 1996	150,000	$28.00
October 1997	626,715	$32.50
December 1997	110,000	$34.13

Total	921,715

The warrants granted in February 1995, April 1996 and December 1997 expire 10 years from the respective dates of issuance. All warrants are exercisable from the dates of issuance. The warrants granted in October 1997 do not have an expiration date. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for a Common Unit; therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. All of the February 1995 warrants were exercised by the holder in February 2005, and 120,000 of the April 1996 warrants were exercised by the holder in June and September 2005.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

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

The Operating Partnership’s payment obligations for future minimum payments on operating leases (which include scheduled fixed increases, but exclude increases based on CPI) are as follows:

2005	$1,160
2006	1,113
2007	1,110
2008	1,126
2009	1,166
Thereafter	44,725

$50,400

In addition, the Operating Partnership has recorded $0.5 million in capitalized lease obligations as of December 31, 2004, which is reflected in other liabilities.

Contracts

The Operating Partnership has entered into contracts related to tenant improvements and the development of certain properties totaling $58.1 million as of December 31, 2004. The amounts remaining to be paid under these contracts as of December 31, 2004 totaled $27.1 million.

Development Projects

At September 30, 2005, the Operating Partnership had development projects in process with a total estimated investment at completion of approximately $128 million. At September 30, 2005, $54.8 million was incurred and the remainder expected to be funded in the next 27 months.

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

(tabular dollar amounts in thousands, except per unit data)

15. COMMITMENTS AND CONTINGENCIES - Continued

Joint Ventures

Certain properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either the Operating Partnership or its joint venture partner if certain conditions are met as set forth in the respective joint venture agreement.

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of December 31, 2004:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(6)	Debt	$—	Various through 11/2015
RRHWoods, LLC (2),(7)	Debt	$—	8/2006
Plaza Colonnade (2),(8)	Indirect Debt (4)	$58	12/2009
SF-HIW Harborview, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
Eastshore (Capital One) (3),(9)	Rent (4)	$—	11/2007
Capital One (3),(10)	Rent (4)	$1,366	10/2009
Industrial (3),(11)	Rent (4)	$1,497	12/2006
Highwoods DLF 97/26 DLF 99/32, LP (2),(12)	Rent (4)	$855	6/2008
RRHWoods, LLC and Dallas County Partners (2),(13)	Indirect Debt (4)	$649	6/2014
HIW-KC Orlando, LLC (3),(14)	Rent (4)	$594	4/2011
HIW-KC Orlando, LLC (3),(14)	Leasing Costs	$1,718	12/2024

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FIN 45 for initial recognition and measurement.
(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.
(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 since the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.
(4)	The maximum potential amount of future payments disclosed below for these guarantees assumes the Operating Partnership pays the maximum possible liability under the guaranty with no offsets or reductions. If the space is leased, it assumes the existing tenant defaults at December 31, 2004 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.
(5)	As more fully described in Note 3, in 2002 the Operating Partnership granted its partner in SF-HIW Harborview, LP a put option and also entered into a master lease arrangement for five years covering vacant space in the building owned by the partnership and agreed to pay certain tenant improvement costs. The maximum potential amount of future payments the Operating Partnership could be required to make related to the rent guarantees and tenant improvements is $1.1 million as of December 31, 2004.
(6)	The Operating Partnership has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments the Operating Partnership could be required to make under the guarantees is $24.7 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at December 31, 2004 averaged approximately 2.0% and mature in 2015. Guarantees of $9.4 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased or when the related loans mature. As of December 31, 2004, these buildings were 93.2% and 75.0% leased, respectively. The remaining $6.7 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at December 31, 2004 is 94.0%. If the joint ventures are unable to repay the outstanding balances under the loans, the Operating Partnership will be required, under the terms of the agreements, to repay the outstanding balances. Recourse provisions exist to enable the Operating Partnership to recover some or all of such payments from the joint ventures’ assets and/or the other partners. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

15. COMMITMENTS AND CONTINGENCIES - Continued

(7)	In connection with the RRHWoods, LLC joint venture, the Operating Partnership renewed its guarantee of $6.2 million to a bank in July 2003; this guarantee expires in August 2006 and may be renewed by the Operating Partnership. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Operating Partnership would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Operating Partnership has recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of the Operating Partnership’s proportionate share. The property collateralizing the bonds is 100.0% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing. As a result, no liability has been recorded in the Operating Partnership’s Balance Sheet.
(8)	On December 9, 2004, the Plaza Colonnade, LLC joint venture refinanced its construction loan with a $50.0 million non-recourse permanent loan, thereby releasing the Operating Partnership from its former guarantees of a construction loan agreement and a construction completion agreement, which arose from the formation of the joint venture to construct an office building. The $50.0 million mortgage bears a fixed interest rate of 5.72%, requires monthly principal and interest payments and matures on January 31, 2017. The Operating Partnership and its joint venture partner have signed a contingent master lease limited to 30,772 square feet for five years. The Operating Partnership’s maximum exposure under this master lease is $2.1 million. However, the current occupancy level of the building is sufficient to cover all debt service requirements. The likelihood of the Operating Partnership paying on the master lease is remote.

On March 30, 2004, the Industrial Development Authority of the City of Kansas City, Missouri issued $18.5 million in non-recourse bonds to finance public improvements made by the joint venture for the benefit of the Kansas City Missouri Public Library. Since the joint venture leases the land for the office building from the library, the joint venture was obligated to build certain public improvements. The net bond proceeds were $18.1 million and will be used for project and debt service costs. The joint venture has recorded this obligation on its balance sheet. The bonds are ultimately paid by the tax increment financing revenue generated by the building and its tenants.

(9)	As more fully described in Note 3, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Operating Partnership agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (through November 2007). The Operating Partnership’s maximum exposure to loss under these agreements as of December 31, 2004 is $12.4 million. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010.
(10)	In connection with an unrelated disposition of 298,000 square feet of property in 2003 (the “Capital One” transaction), which was fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Operating Partnership agreed to guarantee to the buyer, over various contingency periods through October 2009, any rent shortfalls on certain space. Because of this guarantee, in accordance with SFAS No. 66, the Operating Partnership deferred $4.4 million of the total $8.4 million gain. The deferred portion of the gain is recognized when each contingency period is concluded. As a result, the Operating Partnership recognized $1.3 million of the deferred gain in 2003 and an additional $1.7 million during 2004. The remaining deferred gain representing the Operating Partnership’s contingent liability with respect to the guarantee is $1.4 million as of December 31, 2004.
(11)	In December 2003, the Operating Partnership sold 1.9 million square feet of industrial property for $58.4 million in cash, a $5.0 million note receivable that bears interest at 12.0% and a $1.7 million note receivable that bears interest at 8.0%. In addition, the Operating Partnership agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square footage of the industrial property, which is occupied by two tenants. The Operating Partnership’s contingent liability with respect to such guarantee as of December 31, 2004 is $1.5 million. The total gain as a result of the transaction was $6.4 million. Because the terms of the notes require only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $6.4 million gain was deferred and offset against the note receivable on the balance sheet and the cost recovery method is being used for this transaction. Accordingly, once sufficient principal amounts have been paid on the note receivable so that the note receivable balance is equal to the deferred gain, the gain will be recognized as additional payments are made on the notes. On June 30, 2005, the Operating Partnership agreed to modify the note receivable to reduce the amount due by $0.3 million. The modified note balance and all accrued interest aggregating $6.2 million was paid in full on July 1, 2005. Because the maximum exposure to loss from the rent guarantee at July 1, 2005 is $0.8 million, that amount of gain will remain deferred and $5.3 million of the deferred gain will be recognized at that date.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

15. COMMITMENTS AND CONTINGENCIES - Continued

(12)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by the Operating Partnership. In conjunction with an overall restructuring of the tenant’s leases with the Operating Partnership and with this joint venture, the Operating Partnership agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, and reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs at that time. In turn, the Operating Partnership agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. Based on the lease guarantee agreement, in September 2003, the Operating Partnership recorded approximately $0.9 million in other liabilities and $0.9 million as a deferred charge in other assets on its Consolidated Balance Sheet. However, should new tenants occupy the vacated space during the two and a half year guarantee period, the Operating Partnership’s liability under the guarantee would diminish. The Operating Partnership’s maximum potential amount of future payments with regard to this guarantee as of December 31, 2004 is $1.1 million. No recourse provisions exist to enable the Operating Partnership to recover any amounts paid to the joint venture under this lease guarantee arrangement.
(13)	RRHWOODS, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million ten-year loan from a lender. As an inducement to make the loan at a 6.3% long-term rate, the Operating Partnership and its partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of December 2004, the Operating Partnership expensed its share of the master lease payments totaling $0.2 million and recorded $0.6 million in other liabilities and $0.6 million as a deferred charge included in other assets on its Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Operating Partnership could be required to make based on the current leases in place is approximately $3.6 million as of December 31, 2004. The likelihood of the Operating Partnership paying on its $0.8 million guarantee is remote since the master lease payments enable the joint venture to satisfy the minimum debt coverage ratio and should the Operating Partnership have to pay its portion of the guarantee, it would recover the $0.8 million from other joint venture assets.
(14)	As more fully described in Note 4, in connection with the formation of HIW-KC Orlando, LLC, the Operating Partnership agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, the Operating Partnership agreed to guarantee the initial leasing costs, currently estimated at $1.7 million, for approximately 11% of the joint venture’s total square footage. The Operating Partnership believes its estimate related to the leasing costs guarantee is accurate. However, if the Operating Partnership’s assumptions prove to be incorrect, future losses may occur.

Litigation, Claims and Assessments

The Operating Partnership is from time to time a party to a variety of legal proceedings, claims and assessments arising in the ordinary course of its business. The Operating Partnership regularly assesses the liabilities and contingencies in connection with these matters based on the latest information available. For those matters where it is probable that the Operating Partnership has incurred or will incur a loss and the loss or range of loss can be reasonably estimated, reserves are recorded in the Consolidated Financial Statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, a reasonable estimate of liability, if any, cannot be made. Based on the current expected outcome of any such matters, none of these proceedings, claims or assessments is expected to have a material adverse effect on the Operating Partnership’s business, financial condition or results of operations.

Notwithstanding the above, the SEC’s Division of Enforcement has issued a confidential formal order of investigation in connection with the Company’s previous restatement of its financial results. Even though the Company is cooperating fully, the Operating Partnership cannot provide any assurances that the SEC’s Division of Enforcement will not take any action that would adversely affect the Operating Partnership.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

16. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is used to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Operating Partnership could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying amounts and estimated fair values of the Operating Partnership’s financial instruments at December 31, 2004 were as follows:

	Carrying Amount	Fair Value
Cash and cash equivalents	$24,000	$24,000
Accounts and notes receivable	$23,765	$23,765
Mortgages and notes payable	$1,572,574	$1,670,072
Financing obligations	$65,309	$66,718

The fair values of the Operating Partnership’s fixed rate mortgages and notes payable were estimated using discounted cash flow analysis based on the Operating Partnership’s estimated incremental borrowing rate at December 31, 2004 for similar types of borrowing arrangements. The carrying amounts of the Operating Partnership’s variable rate borrowings approximate fair value.

Disclosures about the fair value of financial instruments are based on relevant information available to the Operating Partnership at December 31, 2004. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

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

The accounting policies of the segments are the same as those described in Note 1 included herein. Further, all operations are within the United States and, at December 31, 2004, no tenant of the Operating Partnership’s Wholly Owned Properties comprised more than 4.0% of the Operating Partnership’s consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
		(restated)	(restated)
Rental and Other Revenues (1):
Office segment	$391,063	$412,853	$432,712
Industrial segment	33,858	40,283	39,529
Retail segment	38,402	38,007	36,973
Apartment segment	1,153	1,116	1,103

Total Rental and Other Revenues	$464,476	$492,259	$510,317

Net Operating Income (1):
Office segment	$243,562	$261,071	$286,985
Industrial segment	26,248	32,105	31,866
Retail segment	26,313	26,192	25,379
Apartment segment	622	568	668

Total Net Operating Income	296,745	319,936	344,898

Reconciliation to income before disposition of property, co-venture expense and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(132,386)	(139,071)	(136,448)
Impairment of assets held for use	(1,270)	—	(9,919)
General and administrative expenses	(41,692)	(26,118)	(29,909)
Interest expense	(119,852)	(141,465)	(136,242)
Interest and other income	6,000	5,292	8,871
Settlement of bankruptcy claim	14,435	—	—
Loss on debt extinguishment	(12,457)	(14,653)	(360)
Gain on extinguishment of co-venture obligation	—	16,301	—

Income before disposition of property, co-venture expense and equity in earnings of unconsolidated affiliates	$9,523	$20,222	$40,891

	December 31,
	2004	2003	2002
		(restated)	(restated)
Total Assets:
Office segment	$2,527,081	$2,761,399	$2,933,367
Industrial segment	256,340	269,878	344,457
Retail segment	259,793	276,916	252,781
Apartment segment	10,369	12,189	11,218
Corporate and other	178,479	177,281	153,404

Total Assets	$3,232,062	$3,497,663	$3,695,227

(1)	Net of discontinued operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

18. QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth quarterly financial information for the Operating Partnership’s fiscal year ended December 31, 2004 and has been adjusted to reflect the reporting requirements of discontinued operations under SFAS No. 144:

	For the Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(restated)	(restated)	(restated)
Rental and other revenues (1)	$123,598	$119,902	$117,664	$118,889	$480,053

Income from continuing operations	2,115	9,468	21,540	5,052	38,175
Income/(loss) from discontinued operations	4,160	(3,030)	1,065	2,594	4,789

Net income	6,275	6,438	22,605	7,646	42,964
Distributions on preferred units	(7,713)	(7,713)	(7,713)	(7,713)	(30,852)

Net (loss attributable to)/income available for common unitholders	$(1,438)	$(1,275)	$14,892	$(67)	$12,112

Net (loss)/income per unit-basic:
(Loss)/income from continuing operations	$(0.09)	$0.03	$0.23	$(0.04)	$0.13
Discontinued operations	0.07	(0.05)	0.02	0.04	0.08

Net (loss)/income	$(0.02)	$(0.02)	$0.25	$—	$0.21

Net (loss)/income per unit-diluted:
(Loss)/income from continuing operations	$(0.09)	$0.03	$0.23	$(0.04)	$0.12
Discontinued operations	0.07	(0.05)	0.02	0.04	0.08

Net (loss)/income	$(0.02)	$(0.02)	$0.25	$—	$0.20

(1)	Includes rental and other revenues from both continuing and discontinued operations and equity in earnings of unconsolidated affiliates.

Quarterly financial information for the fiscal year ended December 31, 2003 which has been restated and adjusted to reflect the reporting requirements of discontinued operations under SFAS No. 144 appear in Note 20.

19. RESTATED FINANCIAL DATA

The Operating Partnership has restated its Consolidated Financial Statements for the years ended December 31, 2003 and 2002 and for the first, second and third quarters of 2004. The restatement resulted from adjustments primarily related to accounting for lease incentives, depreciation and amortization expense, straight-line ground lease expense on one ground lease, gain recognition on a 2003 land condemnation, accounting for an embedded derivative, land cost allocations, the write-off of undepreciated tenant improvements and commissions, capitalization of interest and internal leasing, construction and development costs on development properties, and purchase accounting for acquisitions completed in 1995 to 1998. The tables that follow provide a reconciliation between amounts previously reported and the restated amounts in the Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002 and in the Consolidated Balance Sheets as of December 31, 2004 and 2003. In addition, some of the adjustments impacted periods prior to 2002 and the net effect of these prior adjustments is a $30.1 million reduction in total Partners’ Capital at January 1, 2002. Following is a description of the primary elements of the restatement:

Lease incentives. Lease incentives are payments to tenants for costs such as moving allowances, reimbursement of rent payable to a former landlord and any other payments not associated with the physical space improvements. Pursuant to FASB Technical Bulletin 88-1, such costs should be deferred as an intangible asset and the amortization recorded as a reduction to rental revenue on a straight-line basis. The Operating Partnership previously classified such costs as tenant improvements and amortized the costs on a straight-line basis over the lease term as part of depreciation and amortization expense. Amortization reclassified in the Consolidated Statements of Income as a reduction of rental income was $1.31 million, $1.02 million and $0.64 million for the years ended December 31, 2004, 2003 and 2002, respectively. This adjustment had no impact on net income.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

19. RESTATED FINANCIAL DATA - Continued

Depreciation and amortization expense. The Operating Partnership has made adjustments to depreciation and amortization expense related to three matters. First, additional depreciation expense was recorded to commence recording depreciation expense on tenant and building improvement costs at the appropriate times. Under the Operating Partnership’s prior practices, depreciation commenced in a number of instances several months after the related assets were placed in service. Second, excess depreciation expense was reversed from an isolated error whereby two buildings acquired in 1999 were set up with an incorrect useful life that was shorter than the Operating Partnership’s policy of 40 years. Third, additional depreciation expense was recorded on purchase price allocated to the investment in the Operating Partnership’s Kansas City and Des Moines joint ventures that was in excess of the net assets reflected in the joint ventures’ financial statements. These joint ventures were acquired as part of the 1998 J.C. Nichols merger. Such excess purchase price related to the fair value of the underlying real estate assets as of the acquisition date and should have been amortized over the life of the related real estate; previously, the Operating Partnership did not depreciate the excess investment amount. These adjustments in the aggregate increased depreciation expense by $1.30 million, $1.53 million and $1.12 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts exclude the depreciation expense effects directly related to adjustments to the write-off of undepreciated tenant improvements and lease commissions, purchase accounting, and capitalization of interest and internal costs described below.

Straight-line ground lease expense. Additional straight-line ground lease expense was recorded with respect to one ground lease in accordance with FAS 13, “Accounting for Leases,” which in prior periods had been accounted for based on cash rents paid. The additional ground lease expense amounted to $0.22 million, $0.24 million and $0.25 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Land condemnation gain recognition. An adjustment was made to reverse a gain recorded in the second quarter of 2003. In 2003, the Operating Partnership received $1.8 million in condemnation proceeds and recognized a $1.04 million gain related to approximately 4.0 acres of land that was taken by the Georgia Department of Transportation to develop a roadway interchange. This land was under contract to be acquired by the Operating Partnership from GAPI, Inc., a corporation controlled by Gene H. Anderson, an executive officer and director of the Company. The purchase price of the land was not determinable at the time of the condemnation, as described in Note 8, but was finalized and paid for in cash in the second quarter of 2005. In July 2003, the Operating Partnership appealed the condemnation and is currently seeking additional payment from the state; the recognition of any gain has been deferred pending resolution of the appeal process. In addition, the contract provided that the land parcels could be paid in Common Units or in cash, at the option of the seller. This feature constituted an embedded derivative pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” An adjustment was recorded to account for the embedded derivative feature separately, which is adjusted each period based on changes in the value of Common Units. This resulted in an increase to other income of $1.30 million in 2002, and a decrease to other income of $0.68 and $0.41 million in 2003 and 2004, respectively.

Land cost allocations. Adjustments were made to land costs allocated to specific parcels to reflect the relative fair value of the parcels, as required by GAAP. Previously, such costs allocated to parcels were determined using methods other than relative fair value. The adjustments increased or (decreased) gains on sales of land and buildings for the years ended December 31, 2004, 2003 and 2002 by $(0.01) million, $(2.16) million and $0.43 million, respectively.

Write-off of undepreciated tenant improvements and lease commissions. These adjustments were made primarily to properly record in the correct period the write-off of undepreciated tenant allowances and lease commissions from certain early lease terminations. Such adjustments increased or (decreased) depreciation expense for the years ended December 31, 2004, 2003 and 2002 by $(3.09) million, $1.47 million and $0.89 million, respectively.

Property operating cost recovery income accruals. Adjustments were made to record accruals for property operating cost recovery income as of December 31, 2003, 2002 and 2001. The increase/(decrease) to rental revenues from these adjustments was $0.11 million, $(0.70) million and $(0.22) million for the years ended December 31, 2004, 2003 and 2002, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

19. RESTATED FINANCIAL DATA - Continued

Capitalization of internal costs. Adjustments were recorded to capitalized internal leasing, development and construction costs to conform to the guidance in FAS 91 and FAS 67. Certain costs were previously over-capitalized and other costs were previously under-capitalized. On a net basis, internal costs were over-capitalized by $0.30 million, $0.27 million and $0.47 million for the years ended December 31, 2004, 2003 and 2002, respectively. Depreciation expense was reduced by $0.72 million, $0.78 million and $0.79 million for the years ended December 31, 2004, 2003 and 2002, respectively, related to adjustments to such capitalized assets made during the three years ended December 31, 2004 and in prior periods.

Capitalization of interest and related carrying costs on development property. Adjustments were recorded to correct previous over-capitalization of interest and related carrying costs, which mainly affected periods prior to 2002. These adjustments relate primarily to capitalization during the lease-up period after the building structure was complete (not to exceed one year) and other aspects of the capitalization computations including adjustments to the interest rates used, the amount of qualifying assets, the amount of qualifying carrying costs, and computation methods. Capitalized interest and other carrying costs were decreased for the years ended December 31, 2004, 2003 and 2002 by $0.06 million, $0.05 million and $1.63 million, respectively. Consequently, depreciation expense was reduced and gains on sales of real estate were increased during the years ended December 31, 2004, 2003 and 2002 by $1.92 million, $1.57 million and $1.63 million, respectively.

Purchase accounting related to acquisitions completed from 1995 to 1998. Adjustments were recorded relative to ten acquisitions and mergers completed by the Company and the Operating Partnership from 1995 to 1998. The adjustments relate primarily to record assumed mortgage liabilities at estimated fair value, record the value of property management businesses acquired in two of the purchase transactions and adjust the purchase price allocated to certain assets. The effect of these adjustments on the financial statements for the years ended December 31, 2004, 2003 and 2002 was to decrease interest expense by $0.10 million, $0.11 million and $0.20 million, respectively, increase depreciation expense by $0.10 million, $0.11 million and $0.12 million, respectively, and increase/(decrease) gains on sales of real estate by $(0.63) million, $(0.10) million and $(0.76) million, respectively.

Expenses paid by the Company on behalf of the Operating Partnership. Adjustments were recorded to reflect in these separate consolidated financial statements of the Operating Partnership certain expenses incurred by the Company on behalf of the Operating Partnership. Such expenses included NYSE fees, Director fees and expenses, and franchise taxes. Under Staff Accounting Bulletin, Topic 1.B., expenses incurred by a parent on behalf of a subsidiary should be reflected in the subsidiary’s separate financial statements. These amounts incurred by the Company on behalf of the Operating Partnership have been historically refunded by the Operating Partnership and deemed a distribution to the Company. Consequently, these adjustments have no impact on previously reported equity balances. These adjustments reduced net income by $0.72 million, $0.72 million and $1.52 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The following condensed Consolidated Balance Sheet and Statement of Income data reconciles previously reported and restated consolidated financial information:

Balance Sheet

	December 31, 2003
	As Reported	Discontinued Operations	As Reported with Discontinued Operations	Restatement Adjustments	Restated
Net real estate assets	$3,212,280	$(1,840)	$3,210,440	$(26,163)	$3,184,277
Property held for sale	65,724	1,876	67,600	2,414	70,014
Cash, cash equivalents and restricted cash	25,931	—	25,931	—	25,931
Accounts, notes and straight-line rents receivable, net	87,069	—	87,069	(3,530)	83,539
Investments in unconsolidated affiliates	59,005	—	59,005	(1,606)	57,399
Other assets, net	77,049	(36)	77,013	(510)	76,503

Total Assets	$3,527,058	$—	$3,527,058	$(29,395)	$3,497,663

Mortgages and notes payable	$1,708,765	$—	$1,708,765	$509	$1,709,274
Accounts payable, accrued expenses and other liabilities	95,845	—	95,845	9,157	105,002
Financing obligations	124,063	—	124,063	1,714	125,777

Total Liabilities	1,928,673	—	1,928,673	11,380	1,940,053
Total Redeemable Operating Partnership Units and Partners’ Capital	1,598,385	—	1,598,385	(40,775)	1,557,610

Total Liabilities, Redeemable Operating Partnership Units and Partners’ Capital	$3,527,058	$—	$3,527,058	$(29,395)	$3,497,663

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

19. RESTATED FINANCIAL DATA - Continued

Income Statement

	December 31, 2003					December 31, 2002
	As Reported	Discontinued Operations	As Reported with Discontinued Operations	Restatement Adjustments	Restated	As Reported	Discontinued Operations	As Reported with Discontinued Operations	Restatement Adjustments	Restated
Rental and other revenues	$504,453	$(7,804)	$496,649	$(4,390)	$492,259	$521,627	$(9,897)	$511,730	$(1,413)	$510,317
Operating expenses:
Rental property and other expenses	177,897	(4,092)	173,805	(1,482)	172,323	168,727	(3,853)	164,874	545	165,419
Depreciation and amortization	142,073	(3,001)	139,072	(1)	139,071	140,788	(3,714)	137,074	(626)	136,448
Impairment of assets held and used	—	—	—	—	—	9,919	—	9,919	—	9,919
General and administrative	24,641	—	24,641	1,477	26,118	27,927	—	27,927	1,982	29,909
Interest expense:
Contractual	119,165	—	119,165	91	119,256	119,167	—	119,167	824	119,991
Amortization of deferred financing costs	4,405	—	4,405	(7)	4,398	3,470	—	3,470	177	3,647
Financing obligations	17,691	—	17,691	120	17,811	12,488	—	12,488	116	12,604
Other income/expense:
Interest and other income	6,025	(45)	5,980	(688)	5,292	7,688	(29)	7,659	1,212	8,871
Loss on debt extinguishments	(14,653)	—	(14,653)	—	(14,653)	(378)	—	(378)	18	(360)
Gain on extinguishment of co-venture obligation	16,301	—	16,301	—	16,301	—	—	—	—	—
Gains and impairments on disposition of property, net	12,316	—	12,316	(2,764)	9,552	22,695	—	22,695	80	22,775
Co-venture expense	(4,588)	—	(4,588)	—	(4,588)	(7,730)	—	(7,730)	—	(7,730)
Equity in earnings of unconsolidated affiliates	4,680	—	4,680	(192)	4,488	5,282	—	5,282	(218)	5,064

Income from continuing operations	38,662	(756)	37,906	(8,232)	29,674	66,698	(2,359)	64,339	(3,339)	61,000
Discontinued operations:
Income	2,923	756	3,679	38	3,717	10,744	2,359	13,103	89	13,192
Net gains on sale	8,834	—	8,834	24	8,858	13,122	—	13,122	12	13,134

Net income	50,419	—	50,419	(8,170)	42,249	90,564	—	90,564	(3,238)	87,326
Distributions on preferred units	(30,852)	—	(30,852)	—	(30,852)	(30,852)	—	(30,852)	—	(30,852)

Net income available for common unitholders	$19,567	$—	$19,567	$(8,170)	$11,397	$59,712	$—	$59,712	$(3,238)	$56,474

Net income/(loss) per common unit – basic:
Income/(loss) from continuing operations	$0.13	$(0.01)	$0.12	$(0.14)	$(0.02)	$0.60	$(0.04)	$0.56	$(0.05)	$0.51
Discontinued operations	0.20	0.01	0.21	—	0.21	0.40	0.04	0.44	—	0.44

Net income (1)	$0.33	$—	$0.33	$(0.14)	$0.19	$1.00	$—	$1.00	$(0.05)	$0.95

Net income/(loss) per common unit – diluted:
Income/(loss) from continuing operations	$0.13	$(0.01)	$0.12	$(0.14)	$(0.02)	$0.59	$(0.04)	$0.55	$(0.05)	$0.50
Discontinued operations	0.20	0.01	0.21	—	0.21	0.40	0.04	0.44	—	0.44

Net income (1)	$0.33	$—	$0.33	$(0.14)	$0.19	$0.99	$—	$0.99	$(0.05)	$0.94

(1)	Amounts represent net income available to common unitholders per unit, which is after deducting preferred distributions.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

20. RESTATED QUARTERLY FINANCIAL DATA (Unaudited)

The Operating Partnership has set forth selected quarterly financial data for the quarters ended March 31, June 30, and September 30, 2004 and each of the quarters in the year ended December 31, 2003. As discussed in Note 19, the Operating Partnership restated its results for the years ended December 31, 2003 and 2002. Because certain of the data set forth in the following tables varies from amounts previously reported on the Form 10-Q for the applicable period, the following tables reconcile the previously reported quarterly financial information to the restated quarterly financial information and summarize the reason for the differences:

	First Quarter 2004					Second Quarter 2004
	As Reported	Discontinued Operations	As Reported with Discontinued Operations	Restatement Adjustment	Restated	As Reported	Discontinued Operations	As Reported with Discontinued Operations	Restatement Adjustment	Restated
Rental and other revenues	$120,864	$(2,018)	$118,846	$1,118	$119,964	$118,420	$(1,407)	$117,013	$(660)	$116,353
Rental property and other expenses	44,347	(1,101)	43,246	1,434	44,680	42,279	(676)	41,603	(156)	41,447
Depreciation and amortization	35,997	(707)	35,290	(2,881)	32,409	34,403	(414)	33,989	(661)	33,328
Impairment of assets held for use	—	—	—	—	—	—	—	—	—	—
General and administrative	10,351	—	10,351	856	11,207	7,627	—	7,627	803	8,430
Interest expense	33,003	—	33,003	286	33,289	29,673	—	29,673	16	29,689
Other income/expense	1,605	(6)	1,599	36	1,635	(11,012)	(3)	(11,015)	396	(10,619)
Gain on disposition of property, net	1,070	—	1,070	(182)	888	14,405	—	14,405	794	15,199
Co-venture expense	—	—	—	—	—	—	—	—	—	—
Equity in earnings of unconsolidated affiliates	1,257	—	1,257	(44)	1,213	1,465	—	1,465	(36)	1,429

Income from continuing operations	1,098	(216)	882	1,233	2,115	9,296	(320)	8,976	492	9,468
Discontinued operations	4,024	216	4,240	(80)	4,160	(3,872)	320	(3,552)	522	(3,030)

Net income	5,122	—	5,122	1,153	6,275	5,424	—	5,424	1,014	6,438
Distributions on preferred units	(7,713)	—	(7,713)	—	(7,713)	(7,713)	—	(7,713)	—	(7,713)

Net income available for common unitholders	$(2,591)	$—	$(2,591)	$1,153	$(1,438)	$(2,289)	$—	$(2,289)	$1,014	$(1,275)

Net income per unit-basic:
Income/(loss) from continuing operations	$(0.11)	$—	$(0.11)	$0.02	$(0.09)	$0.03	$(0.01)	$0.02	$0.01	$0.03
Discontinued operations	0.07	—	0.07	—	0.07	(0.07)	0.01	(0.06)	0.01	(0.05)

Net income (1)	$(0.04)	$—	$(0.04)	$0.02	$(0.02)	$(0.04)	$—	$(0.04)	$0.02	$(0.02)

Net income per unit-diluted:
Income/(loss) from continuing operations	$(0.11)	$—	$(0.11)	$0.02	$(0.09)	$0.03	$(0.01)	$0.02	$0.01	$0.03
Discontinued operations	0.07	—	0.07	—	0.07	(0.07)	0.01	(0.06)	0.01	(0.05)

Net income (1)	$(0.04)	$—	$(0.04)	$0.02	$(0.02)	$(0.04)	$—	$(0.04)	$0.02	$(0.02)

	Third Quarter 2004
	As Reported	Discontinued Operations	As Reported with Discontinued Operations	Restatement Adjustment	Restated
Rental and other revenues	$114,198	$(768)	$113,430	$(512)	$112,918
Rental property and other expenses	41,556	(297)	41,259	(92)	41,167
Depreciation and amortization	33,411	(199)	33,212	(435)	32,777
Impairment of assets held for use	500	(500)	—	—	—
General and administrative	10,069	—	10,069	824	10,893
Interest expense	27,756	—	27,756	(64)	27,692
Other income/expense	16,195	(1)	16,194	(211)	15,983
Gain on disposition of property, net	2,308	—	2,308	349	2,657
Co-venture expense	—	—	—	—	—
Equity in earnings of unconsolidated affiliates	2,557	—	2,557	(46)	2,511

Income from continuing operations	21,966	227	22,193	(653)	21,540
Discontinued operations	1,314	(227)	1,087	(22)	1,065

Net income	23,280	—	23,280	(675)	22,605
Distributions on preferred units	(7,713)	—	(7,713)	—	(7,713)

Net income available for common unitholders	$15,567	$—	$15,567	$(675)	$14,892

Net income per unit-basic:
Income/(loss) from continuing operations	$0.24	—	$0.24	$(0.01)	$0.23
Discontinued operations	0.02	—	0.02	—	0.02

Net income (1)	$0.26	$—	$0.26	$(0.01)	$0.25

Net income per unit-diluted:
Income/(loss) from continuing operations	$0.24	$—	$0.24	$(0.01)	$0.23
Discontinued operations	0.02	—	0.02	—	0.02

Net income (1)	$0.26	$—	$0.26	$(0.01)	$0.25

(1)	Amounts represent net income available to common unitholders per unit, which is after deducting preferred distributions.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

20. RESTATED QUARTERLY FINANCIAL DATA (Unaudited) - Continued

	First Quarter 2003					Second Quarter 2003
	As Reported	Discont. Oper.	As Reported with Discont. Oper.	Re- statement Adj.	Restated	As Reported	Discont. Oper.	As Reported with Discont. Oper.	Re- statement Adj.	Restated
Rental and other revenues	$127,416	$(1,910)	$125,506	$(576)	$124,930	$126,758	$(1,906)	$124,852	$(709)	$124,143
Rental property and other expenses	43,093	(980)	42,113	(61)	42,052	44,252	(1,006)	43,246	7	43,253
Depreciation and amortization	36,377	(690)	35,687	(404)	35,283	36,003	(717)	35,286	(543)	34,743
Impairment of assets held for use	—	—	—	—	—	—	—	—	—	—
General and administrative	4,543	—	4,543	222	4,765	6,845	—	6,845	281	7,126
Interest expense	50,461	—	50,461	(14,631)	35,830	35,246	—	35,246	(68)	35,178
Other income/expense	1,217	(14)	1,203	(14,397)	(13,194)	1,891	(4)	1,887	(366)	1,521
Gain on disposition of property, net	805	—	805	(580)	225	1,610	—	1,610	(1,538)	72
Co-venture expense	(2,086)	—	(2,086)	—	(2,086)	(2,169)	—	(2,169)	—	(2,169)
Equity in earnings of unconsolidated affiliates	1,106	—	1,106	(48)	1,058	1,340	—	1,340	(53)	1,287

Income from continuing operations	(6,016)	(254)	(6,270)	(727)	(6,997)	7,084	(187)	6,897	(2,343)	4,554
Discontinued operations	943	254	1,197	12	1,209	2,000	187	2,187	(18)	2,169

Net income	(5,073)	—	(5,073)	(715)	(5,788)	9,084	—	9,084	(2,361)	6,723
Distributions on preferred units	(7,713)	—	(7,713)	—	(7,713)	(7,713)	—	(7,713)	—	(7,713)

Net income available for common unitholders	$(12,786)	$—	$(12,786)	$(715)	$(13,501)	$1,371	$—	$1,371	$(2,361)	$(990)

Net income per unit-basic:
Income from continuing operations	$(0.23)	$—	$(0.23)	$(0.02)	$(0.25)	$(0.01)	$(0.01)	$(0.02)	$(0.04)	$(0.06)
Discontinued operations	0.02	—	0.02	—	0.02	0.03	0.01	0.04	—	0.04

Net income (1)	$(0.21)	$—	$(0.21)	$(0.02)	$(0.23)	$0.02	$—	$0.02	$(0.04)	$(0.02)

Net income per unit-diluted:
Income from continuing operations	$(0.23)	$—	$(0.23)	$(0.02)	$(0.25)	$(0.01)	$(0.01)	$(0.02)	$(0.04)	$(0.06)
Discontinued operations	0.02	—	0.02	—	0.02	0.03	0.01	0.04	—	0.04

Net income (1)	$(0.21)	$—	$(0.21)	$(0.02)	$(0.23)	$0.02	$—	$0.02	$(0.04)	$(0.02)

	Third Quarter 2003					Fourth Quarter 2003
	As Reported	Discont. Oper.	As Reported with Discont. Oper.	Re- statement Adj.	Restated	As Reported	Discont. Oper.	As Reported with Discont. Oper.	Re- statement Adj.	Restated
Rental and other revenues	$123,267	$(1,954)	$121,313	$122	$121,435	$127,012	$(2,034)	$124,978	$(3,227)	$121,751
Rental property and other expenses	43,718	(1,056)	42,662	452	43,114	46,834	(1,050)	45,784	(1,880)	43,904
Depreciation and amortization	34,560	(835)	33,725	46	33,771	35,133	(759)	34,374	900	35,274
Impairment of assets held for use	—	—	—	—	—	—	—	—	—	—
General and administrative	6,520	—	6,520	275	6,795	6,733	—	6,733	699	7,432
Interest expense	36,048	—	36,048	(80)	35,968	34,159	—	34,159	330	34,489
Other income/expense	17,551	(5)	17,546	(316)	17,230	1,667	(22)	1,645	(262)	1,383
Gain on disposition of property, net	5,556	—	5,556	(807)	4,749	4,345	—	4,345	161	4,506
Co-venture expense	(333)	—	(333)	—	(333)	—	—	—	—	—
Equity in earnings of unconsolidated affiliates	1,020	—	1,020	(40)	980	1,214	—	1,214	(51)	1,163

Income from continuing operations	26,215	(68)	26,147	(1,734)	24,413	11,379	(247)	11,132	(3,428)	7,704
Discontinued operations	8,399	68	8,467	139	8,606	415	247	662	(71)	591

Net income	34,614	—	34,614	(1,595)	33,019	11,794	—	11,794	(3,499)	8,295
Distributions on preferred units	(7,713)	—	(7,713)	—	(7,713)	(7,713)	—	(7,713)	—	(7,713)

Net income available for common unitholders	$26,901	$—	$26,901	$(1,595)	$25,306	$4,081	$—	$4,081	$(3,499)	$582

Net income per unit-basic:
Income from continuing operations	$0.31	$—	$0.31	$(0.03)	$0.28	$0.06	$—	$0.06	$(0.06)	$—
Discontinued operations	0.14	—	0.14	0.01	0.15	0.01	—	0.01	—	0.01

Net income (1)	$0.45	$—	$0.45	$(0.02)	$0.43	$0.07	$—	$0.07	$(0.06)	$0.01

Net income per unit-diluted:
Income from continuing operations	$0.31	$—	$0.31	$(0.03)	$0.28	$0.06	$—	$0.06	$(0.06)	$—
Discontinued operations	0.14	—	0.14	0.01	0.15	0.01	—	0.01	—	0.01

Net income (1)	$0.45	$—	$0.45	$(0.02)	$0.43	$0.07	$—	$0.07	$(0.06)	$0.01

(1)	Amounts represent net income available to common unitholders per unit, which is after deducting preferred distributions.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

21. OTHER EVENTS

Retirement of Former Chief Executive Officer

The Company’s former Chief Executive Officer retired on June 30, 2004. In connection with his retirement, the Company’s Board of Directors approved a retirement package for him that included a lump sum cash payment, accelerated vesting of stock options and restricted stock, extended lives of stock options and continued coverage under the Operating Partnership’s health and life insurance plan for three years at the Operating Partnership’s expense. Under GAAP, the changes to existing stock options and restricted stock give rise to new measurement dates and revised compensation computations. The total cost recognized under GAAP for the six months ended June 30, 2004 was $4.6 million, comprised of a $2.2 million cash payment, $0.6 million related to the vesting of stock options, $1.7 million related to the vesting of restricted shares and about $0.1 million for continued insurance coverage. Certain components of this retirement package were required to be recognized as of the Board’s approval date, which was in the first quarter, while other components were required to be amortized from that date until his June 30, 2004 retirement date. Accordingly, $3.2 million was expensed in the first quarter of 2004 and the remaining $1.4 million was expensed in the second quarter of 2004.

WorldCom/MCI Settlement

On July 21, 2002, WorldCom filed a voluntary petition with the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy filing, WorldCom rejected leases with the Operating Partnership encompassing 819,653 square feet, including the entire 816,000 square foot Highwoods Preserve office campus in Tampa, Florida. The Operating Partnership submitted bankruptcy claims against WorldCom aggregating $21.2 million related to these rejected leases and other matters. WorldCom emerged from bankruptcy (now MCI, Inc.) on April 20, 2004. On August 27, 2004, the Operating Partnership and various MCI subsidiaries and affiliates (the “MCI Entities”) executed a settlement agreement pursuant to which the MCI Entities paid the Operating Partnership $8.6 million in cash and transferred to it approximately 340,000 shares of new MCI, Inc. stock in September 2004. The Operating Partnership subsequently sold the stock for net proceeds of approximately $5.8 million, and recorded the full settlement of $14.4 million as Other Income in the third quarter of 2004.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE II

(In Thousands)

For the years ended December 31, 2004, 2003 and 2002

A summary of activity for Valuation and Qualifying Accounts and Reserves

	Balance at January 1, 2004	Additions: Charged to Expense	Deductions: Adjustments and Settlements	Balance at December 31, 2004
Allowance for Bad Debt - Deferred Rent	—	1,708	(286)	1,422
Allowance for Doubtful Accounts - Accounts Receivable	1,235	2,742	(2,806)	1,171
Allowance for Doubtful Accounts - Notes Receivable	—	122	—	122
Disposition Reserve	750	162	(732)	180

Total Allowances	1,985	4,734	(3,824)	2,895

	Balance at January 1, 2003	Additions: Charged to Expense	Deductions: Adjustments and Settlements	Balance at December 31, 2003
Allowance for Doubtful Accounts - Accounts Receivable	1,457	1,519	(1,741)	1,235

	Balance at January 1, 2002	Additions: Charged to Expense	Deductions: Adjustments and Settlements	Balance at December 31, 2002
Allowance for Doubtful Accounts - Accounts Receivable	1,213	2,813	(2,569)	1,457

HIGHWOODS REALTY LIMITED PARTNERSHIP, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

12/31/2004

(In Thousands)

				Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2004 Encumberance (10)		Beginning Land	Beginning Building	Land	Building & Improvements	Final Land	Final Building	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated
Atlanta, GA
1700 Century Center	Atlanta			—	3,168	—	(286)		2,882	2,882	304	1972	5-40 yrs.
1700 Century Circle	Atlanta			1,117	2,482	2	1,187	1,119	3,669	4,788	831	1983	5-40 yrs.
1800 Century Boulevard	Atlanta			1,443	29,081	—	9,193	1,443	38,274	39,717	7,735	1975	5-40 yrs.
1825 Century Center (CDC)	Atlanta			864	—	302	15,173	1,166	15,173	16,339	1,178	2002	5-40 yrs.
1875 Century Boulevard	Atlanta			—	8,924	—	1,839	—	10,763	10,763	2,182	1976	5-40 yrs.
1900 Century Boulevard	Atlanta			—	4,744	—	689	—	5,433	5,433	1,375	1971	5-40 yrs.
2200 Century Parkway	Atlanta			—	14,432	—	1,580	—	16,012	16,012	3,553	1971	5-40 yrs.
2400 Century Center	Atlanta			—	—	406	14,770	406	14,770	15,175	1,832	1998	5-40 yrs.
2600 Century Parkway	Atlanta			—	10,679	—	1,049	—	11,728	11,728	2,545	1973	5-40 yrs.
2635 Century Parkway	Atlanta			—	21,643	—	2,214	—	23,856	23,856	4,727	1980	5-40 yrs.
2800 Century Parkway	Atlanta			—	20,449	—	384	—	20,833	20,833	4,198	1983	5-40 yrs.
400 North Business Park	Atlanta			979	6,235	—	664	979	6,899	7,878	1,367	1985	5-40 yrs.
50 Glenlake	Atlanta			2,500	20,006	—	211	2,500	20,217	22,717	3,567	1997	5-40 yrs.
6348 Northeast Expressway	Atlanta			275	1,655	—	182	275	1,837	2,112	355	1978	5-40 yrs.
6438 Northeast Expressway	Atlanta			180	2,216	—	130	180	2,346	2,525	509	1981	5-40 yrs.
Bluegrass Valley Land	Atlanta			19,711	—	(5,387)	—	14,324	—	14,324	—	N/A	N/A
Bluegrass Lakes I	Atlanta			816	—	336	3,273	1,152	3,273	4,425	702	1999	5-40 yrs.
Bluegrass Place I	Atlanta			491	2,061	—	55	491	2,116	2,607	402	1995	5-40 yrs.
Bluegrass Place II	Atlanta			412	2,583	—	11	412	2,594	3,006	478	1996	5-40 yrs.
Bluegrass Valley	Atlanta			1,500	—	409	4,102	1,909	4,102	6,011	907	2000	5-40 yrs.
Century Plaza I	Atlanta			1,290	8,567	—	1,240	1,290	9,807	11,097	1,622	1981	5-40 yrs.
Century Plaza II	Atlanta			1,380	7,733	—	1,430	1,380	9,163	10,543	1,406	1984	5-40 yrs.
Chastain Place I	Atlanta			468	(17)	324	2,862	792	2,845	3,637	553	1997	5-40 yrs.
Chastain Place II	Atlanta			599	—	193	1,503	792	1,503	2,296	236	1998	5-40 yrs.
Chastain Place III	Atlanta			539	—	173	1,104	712	1,104	1,815	166	1999	5-40 yrs.
Chattahoochee Avenue	Atlanta			246	1,861	—	138	246	1,999	2,245	436	1970	5-40 yrs.
Corporate Lakes	Atlanta			1,265	7,243	—	264	1,265	7,507	8,772	1,504	1988	5-40 yrs.
Cosmopolitan North	Atlanta			2,833	4,147	—	1,294	2,833	5,442	8,274	1,216	1980	5-40 yrs.
Deerfield I	Atlanta		(3)	1,204	3,900	149	(234)	1,353	3,666	5,019	1,322	1999	5-40 yrs.
Deerfield II	Atlanta		(3)	1,705	5,521	202	(356)	1,907	5,165	7,072	1,439	1999	5-40 yrs.
Deerfield III	Atlanta			1,010	—	161	3,983	1,171	3,983	5,154	302	2001	5-40 yrs.
EKA Chemical	Atlanta		(1)	609	9,886	—	—	609	9,886	10,495	1,679	1998	5-40 yrs.
Gwinnett Distribution Center	Atlanta			1,119	5,960	—	709	1,119	6,669	7,788	1,469	1991	5-40 yrs.
Highwoods Center I at Tradeport	Atlanta		(1)	307	—	139	3,152	446	3,152	3,598	975	1999	5-40 yrs.
Highwoods Center II at Tradeport	Atlanta		(1)	641	—	162	3,798	803	3,798	4,601	1,152	1999	5-40 yrs.
Highwoods Center III at Tradeport	Atlanta		(1)	409	—	130	2,153	539	2,153	2,692	171	2001	5-40 yrs.
Kennestone Corporate Center	Atlanta			518	4,922	—	468	518	5,390	5,908	1,081	1985	5-40 yrs.
La Vista Business Park	Atlanta			815	5,224	—	1,114	815	6,338	7,152	1,380	1973	5-40 yrs.
National Archives and Records Administration	Atlanta	15,449		1,484	—	—	15,468	1,484	15,468	16,952	113	2004	5-40 yrs.
Newpoint Place I	Atlanta			819	—	356	2,432	1,175	2,432	3,607	414	1998	5-40 yrs.
Newpoint Place II	Atlanta			1,499	—	394	4,084	1,893	4,084	5,977	1,095	1999	5-40 yrs.
Newpoint Place III	Atlanta			668	—	252	1,652	920	1,652	2,572	251	1998	5-40 yrs.
Newpoint Place IV	Atlanta			989	—	406	4,577	1,395	4,577	5,972	344	2001	5-40 yrs.
Newpoint Place Land	Atlanta			2,112	—	—	10	2,112	10	2,122	1	N/A	N/A
Norcross I & II	Atlanta			323	2,000	—	135	323	2,135	2,459	426	1970	5-40 yrs.
Nortel	Atlanta			3,342	32,111	—	12	3,342	32,123	35,465	5,456	1998	5-40 yrs.
Oakbrook I	Atlanta		(2)	880	4,993	—	569	880	5,562	6,441	1,260	1981	5-40 yrs.

				Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2004 Encumberance (10)		Beginning Land	Beginning Building	Land	Building & Improvements	Final Land	Final Building	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated
Oakbrook II	Atlanta		(2)	1,591	9,030	—	696	1,591	9,726	11,317	2,163	1983	5-40 yrs.
Oakbrook III	Atlanta		(2)	1,491	8,463	—	585	1,491	9,048	10,539	1,842	1984	5-40 yrs.
Oakbrook IV	Atlanta		(2)	960	5,449	—	375	960	5,824	6,784	1,376	1985	5-40 yrs.
Oakbrook V	Atlanta		(2)	2,223	12,613	—	566	2,223	13,179	15,402	2,842	1985	5-40 yrs.
Oakbrook Summit	Atlanta			943	6,636	—	396	943	7,032	7,975	1,482	1981	5-40 yrs.
Oxford Lake Business Center	Atlanta			855	7,155	—	443	855	7,598	8,453	1,558	1985	5-40 yrs.
Peachtree Corners II	Atlanta		(3)	1,923	7,992	(665)	(362)	1,258	7,630	8,888	2,513	1999	5-40 yrs.
Peachtree Corners III	Atlanta			880	2,014	(72)	1,741	808	3,755	4,563	253	2002	5-40 yrs.
Peachtree Corners Land	Atlanta			1,221	—	569	—	1,790	—	1,790	—	N/A	N/A
South Park Residential Land	Atlanta			50	—	7	—	57	—	57	—	N/A	N/A
Southside Distribution Center	Atlanta			804	4,553	—	1,117	804	5,670	6,474	975	1988	5-40 yrs.
Tradeport I	Atlanta			557	—	261	2,650	818	2,650	3,468	422	1999	5-40 yrs.
Tradeport II	Atlanta			557	—	261	2,465	818	2,465	3,283	632	1999	5-40 yrs.
Tradeport III	Atlanta			673	—	370	3,481	1,043	3,481	4,523	1,065	1999	5-40 yrs.
Tradeport IV	Atlanta			667	—	365	3,412	1,032	3,412	4,444	575	2001	5-40 yrs.
Tradeport V	Atlanta			463	—	180	2,328	643	2,328	2,971	199	2002	5-40 yrs.
Tradeport Land	Atlanta			5,243	—	38	—	5,281	—	5,281	—	N/A	N/A
Two Point Royal	Atlanta		(1)	1,793	14,964	—	81	1,793	15,045	16,838	2,596	1997	5-40 yrs.

Baltimore, MD
Sportsman Club Land	Baltimore			24,931	—	(7,987)	—	16,944	—	16,944	—	N/A	N/A

Charlotte, NC
4601 Park Square	Charlotte			2,601	7,808	—	1,153	2,601	8,961	11,562	1,564	1972	5-40 yrs.
First Citizens Building	Charlotte			647	5,505	—	562	647	6,067	6,714	1,651	1989	5-40 yrs.
Mallard Creek I	Charlotte		(4)	1,248	4,184	—	859	1,248	5,043	6,291	940	1986	5-40 yrs.
Mallard Creek III	Charlotte			845	4,810	—	441	845	5,251	6,096	925	1990	5-40 yrs.
Mallard Creek IV	Charlotte			348	1,164	—	26	348	1,190	1,538	208	1993	5-40 yrs.
Mallard Creek V	Charlotte		(4)	1,665	—	352	10,023	2,017	10,023	12,040	1,628	1999	5-40 yrs.
Mallard Creek VI	Charlotte			845	—	—	—	845	—	845	—	N/A	N/A
Oakhill Business Park English Oak	Charlotte			756	4,286	—	240	756	4,527	5,282	972	1984	5-40 yrs.
Oakhill Business Park Laurel Oak	Charlotte			475	2,695	—	271	475	2,966	3,441	732	1984	5-40 yrs.
Oakhill Business Park Live Oak	Charlotte			1,403	5,620	—	1,565	1,403	7,185	8,588	1,753	1989	5-40 yrs.
Oakhill Business Park Scarlet Oak	Charlotte			1,081	6,133	—	319	1,081	6,452	7,534	1,485	1982	5-40 yrs.
Oakhill Business Park Twin Oak	Charlotte			1,252	7,111	—	791	1,252	7,901	9,154	1,841	1985	5-40 yrs.
Oakhill Business Park Water Oak	Charlotte			1,635	9,279	—	773	1,635	10,052	11,688	2,209	1985	5-40 yrs.
Oakhill Business Park Willow Oak	Charlotte			445	2,529	—	597	445	3,126	3,571	865	1982	5-40 yrs.
Oakhill Land	Charlotte			3,899	—	(204)	—	3,695		3,695	—	N/A	N/A
Pinebrook	Charlotte			846	4,630	—	427	846	5,057	5,903	1,058	1986	5-40 yrs.
Ridgefield	Charlotte			795	—	(795)	—	—	—	—	—	N/A	N/A
One Parkway Plaza Building	Charlotte			1,110	4,748	—	973	1,110	5,721	6,831	1,504	1982	5-40 yrs.
Two Parkway Plaza Building	Charlotte			1,694	6,785	—	892	1,694	7,677	9,371	2,112	1983	5-40 yrs.
Three Parkway Plaza Building	Charlotte		(5)	1,570	6,282	—	825	1,570	7,107	8,677	1,698	1984	5-40 yrs.
Six Parkway Plaza Building	Charlotte			—	—	122	2,864	122	2,864	2,986	543	1996	5-40 yrs.
Seven Parkway Plaza Building	Charlotte			—	4,648	—	273	—	4,921	4,921	1,158	1985	5-40 yrs.
Eight Parkway Plaza Building	Charlotte			—	4,698	—	488	—	5,186	5,186	1,141	1986	5-40 yrs.
Eleven Parkway Plaza	Charlotte			160	—	98	2,124	258	2,124	2,382	458	1999	5-40 yrs.
Twelve Parkway Plaza	Charlotte			112	—	69	1,401	181	1,401	1,582	206	1999	5-40 yrs.
Fourteen Parkway Plaza Building	Charlotte			483	—	273	7,139	756	7,139	7,895	1,929	1999	5-40 yrs.
University Center	Charlotte			1,245	—	(1,245)	—	—	—	—	—	2001	5-40 yrs.
University Center East	Charlotte			1,289	—	(1,289)	—	—	—	—	—	N/A	N/A
University Center - Land	Charlotte			7,122	—	(1,014)	—	6,108		6,108	—	N/A	N/A

Columbia, SC
Centerpoint I	Columbia			1,323	7,509	—	575	1,323	8,084	9,407	1,868	1988	5-40 yrs.
Centerpoint II	Columbia			1,192	8,096	246	107	1,438	8,203	9,641	1,567	1996	5-40 yrs.
Centerpoint V	Columbia			265	—	58	1,334	323	1,334	1,657	247	1997	5-40 yrs.

				Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2004 Encumberance (10)		Beginning Land	Beginning Building	Land	Building & Improvements	Final Land	Final Building	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated
Centerpoint VI	Columbia			276	—	—	—	276	—	276	—	N/A	N/A
Fontaine I	Columbia			1,228	6,960	—	1,495	1,228	8,455	9,683	2,154	1985	5-40 yrs.
Fontaine II	Columbia			948	5,376	—	389	948	5,765	6,713	1,177	1987	5-40 yrs.
Fontaine III	Columbia			859	4,869	—	(523)	859	4,346	5,205	1,116	1988	5-40 yrs.
Fontaine V	Columbia			398	2,257	—	16	398	2,273	2,671	473	1990	5-40 yrs.

Greenville, SC
385 Building 1	Greenville			1,413	—	—	3,997	1,413	3,997	5,410	1,493	1998	5-40 yrs.
385 Land	Greenville			1,800	—	27	—	1,827	—	1,827	—	N/A	N/A
770 Pelham Road	Greenville			705	2,812	—	493	705	3,305	4,010	651	1989	5-40 yrs.
Bank of America Plaza	Greenville			642	9,485	(642)	(9,485)	—	—	—	—	1973	5-40 yrs.
Brookfield Plaza	Greenville		(2)	1,500	8,514	—	814	1,500	9,328	10,829	2,316	1987	5-40 yrs.
Brookfield-Jacobs-Sirrine	Greenville			3,050	17,280	(23)	200	3,027	17,480	20,507	3,396	1990	5-40 yrs.
MetLife @ Brookfield	Greenville			1,039	—	353	10,493	1,392	10,493	11,884	1,330	2001	5-40 yrs.
Patewood Business Center	Greenville			1,322	7,504	—	170	1,322	7,674	8,996	1,616	1983	5-40 yrs.
Patewood I	Greenville			942	5,117	—	1,250	942	6,367	7,309	1,254	1985	5-40 yrs.
Patewood II	Greenville			942	5,176	—	731	942	5,907	6,849	1,311	1987	5-40 yrs.
Patewood III	Greenville		(2)	841	4,776	—	180	841	4,956	5,797	1,011	1989	5-40 yrs.
Patewood IV	Greenville		(2)	1,219	6,918	—	211	1,219	7,129	8,348	1,476	1989	5-40 yrs.
Patewood V	Greenville		(2)	1,690	9,589	—	152	1,690	9,741	11,431	2,006	1990	5-40 yrs.
Patewood VI	Greenville			2,360	—	321	8,056	2,681	8,056	10,737	2,054	1999	5-40 yrs.
Verizon Wireless	Greenville			1,790	—	(1,790)	—	—	—	—	—	2002	5-40 yrs.

Jacksonville, FL
Belfort Park VI - Land	Jacksonville			480	—	(480)	—	—	—	—	—	N/A	N/A
Belfort Park VII - Land	Jacksonville			1,858	—	27	—	1,885	—	1,885	—	N/A	N/A

Kansas City, MO
Country Club Plaza	Kansas City		(6)	14,286	142,725	372	91,538	14,658	234,263	248,921	32,494	1920-2002	5-40 yrs.
Alameda Towers	Kansas City			—	—	—	—	—	—	—	—	N/A	N/A
Colonial Shops	Kansas City			141	657	—	101	141	758	899	132	1907	5-40 yrs.
Corinth Executive Building	Kansas City			526	2,341	—	541	526	2,882	3,408	576	1973	5-40 yrs.
Corinth Office Building	Kansas City	611		541	2,199	—	399	541	2,598	3,139	496	1960	5-40 yrs.
Corinth Shops South	Kansas City			1,043	4,447	—	98	1,043	4,545	5,588	761	1953	5-40 yrs.
Corinth Square North Shops	Kansas City			2,756	11,490	—	434	2,756	11,924	14,680	2,020	1962	5-40 yrs.
Fairway North	Kansas City			771	3,283	—	343	771	3,626	4,396	726	1985	5-40 yrs.
Fairway Shops	Kansas City	2,254		689	3,215	—	(167)	689	3,048	3,737	583	1940	5-40 yrs.
Fairway West	Kansas City			871	3,527	—	293	871	3,820	4,691	653	1983	5-40 yrs.
Land - Hotel Land - Valencia	Kansas City			978	—	1,297	—	2,275	—	2,275	—	N/A	N/A
Land - JCN Parkway 4502-1	Kansas City			50	—	—	—	50	—	50	—	N/A	N/A
Land - JCN Parkway 4510 & 4518	Kansas City			119	—	—	—	119	—	119	—	N/A	N/A
Land - Lionsgate	Kansas City			3,506	—	—	—	3,506	—	3,506	—	N/A	N/A
Neptune Apartments	Kansas City	4,023		1,098	6,282	—	416	1,098	6,698	7,796	1,088	1988	5-40 yrs.
Wornall Road Apartments	Kansas City			187	177	—	21	187	198	385	34	1918	5-40 yrs.
Nichols Building	Kansas City	648		502	2,030	—	456	502	2,486	2,988	448	1978	5-40 yrs.
One Ward Parkway	Kansas City			682	3,937	—	(92)	682	3,845	4,526	974	1980	5-40 yrs.
Park Plaza	Kansas City		(6)	1,384	6,410	—	1,332	1,384	7,742	9,126	1,409	1983	5-40 yrs.
Parkway Building	Kansas City			404	2,044	—	48	404	2,092	2,496	445	1906-1910	5-40 yrs.
Prairie Village Rest & Bank	Kansas City		(8)	—	—	—	1,372	—	1,372	1,372	202	1948	5-40 yrs.
Prairie Village Shops	Kansas City		(8)	3,366	14,686	—	2,592	3,366	17,278	20,644	2,906	1948	5-40 yrs.
Shannon Valley Shopping Center	Kansas City	5,449		1,930	7,625	—	1,344	1,930	8,969	10,900	1,813	1988	5-40 yrs.
Somerset	Kansas City			31	125	—	—	31	125	156	20	1998	5-40 yrs.
Two Brush Creek	Kansas City			984	4,402	—	171	984	4,573	5,557	873	1983	5-40 yrs.
Valencia Place Office	Kansas City		(6)	1,576	—	970	35,592	2,546	35,592	38,138	6,538	1999	5-40 yrs.

				Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2004 Encumberance (10)		Beginning Land	Beginning Building	Land	Building & Improvements	Final Land	Final Building	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated
Memphis, TN
3400 Players Club Parkway	Memphis		(2)	1,005	—	207	4,415	1,212	4,415	5,627	794	1997	5-40 yrs.
6000 Poplar Ave	Memphis			2,340	11,385	—	826	2,340	12,211	14,551	1,406	1985	5-40 yrs.
6060 Poplar Ave	Memphis			1,980	8,677	—	737	1,980	9,414	11,394	1,088	1987	5-40 yrs.
Atrium I & II	Memphis			1,570	6,253	—	741	1,570	6,994	8,564	1,474	1984	5-40 yrs.
Centrum	Memphis			1,013	5,580	—	210	1,013	5,790	6,803	1,057	1979	5-40 yrs.
Hickory Hill Medical Plaza	Memphis			401	2,276	—	(1,116)	401	1,160	1,561	567	1988	5-40 yrs.
International Place II	Memphis		(4)	4,884	27,782	—	1,942	4,884	29,724	34,608	6,379	1988	5-40 yrs.
Shadow Creek I	Memphis			924	—	242	7,185	1,166	7,185	8,352	1,192	2000	5-40 yrs.
Shadow Creek II	Memphis			734	—	242	6,226	976	6,226	7,202	429	2001	5-40 yrs.
Southwind Office Center A	Memphis			1,004	5,694	—	691	1,004	6,386	7,389	1,315	1991	5-40 yrs.
Southwind Office Center B	Memphis			1,366	7,754	—	295	1,366	8,049	9,415	1,743	1990	5-40 yrs.
Southwind Office Center C	Memphis		(2)	1,070	—	221	5,530	1,291	5,530	6,821	1,301	1998	5-40 yrs.
Southwind Office Center D	Memphis			744	—	192	5,397	936	5,397	6,334	1,106	1999	5-40 yrs.
The Colonnade	Memphis			1,300	6,481	267	886	1,567	7,367	8,934	1,876	1998	5-40 yrs.

Nashville, TN
3322 West End	Nashville			3,025	27,490	—	1,812	3,025	29,302	32,327	3,618	1986	5-40 yrs.
3401 West End	Nashville			5,864	22,917	(1,278)	(881)	4,586	22,036	26,623	5,581	1982	5-40 yrs.
5310 Maryland Way	Nashville			1,863	7,201	(400)	(982)	1,463	6,220	7,682	1,442	1994	5-40 yrs.
BNA Corporate Center	Nashville			—	18,506	—	2,436	—	20,943	20,943	5,110	1985	5-40 yrs.
Century City Plaza I	Nashville			903	6,919	—	(2,644)	903	4,275	5,178	956	1987	5-40 yrs.
Cool Springs I	Nashville			1,583	—	(815)	13,776	768	13,776	14,544	3,307	1999	5-40 yrs.
Cool Springs II	Nashville			1,824	—	91	21,721	1,915	21,721	23,636	3,120	1999	5-40 yrs.
Cool Springs Land	Nashville			7,635	—	599	—	8,234	—	8,234	—	N/A	N/A
Eastpark I, II, & III	Nashville			2,840	10,993	(610)	1,194	2,230	12,187	14,417	3,260	1978	5-40 yrs.
Harpeth on the Green II	Nashville		(1)	1,419	5,677	—	1,061	1,419	6,738	8,157	1,473	1984	5-40 yrs.
Harpeth on the Green III	Nashville		(1)	1,660	6,649	—	1,001	1,660	7,650	9,310	1,611	1987	5-40 yrs.
Harpeth on the Green IV	Nashville		(1)	1,713	6,842	—	842	1,713	7,684	9,397	1,777	1989	5-40 yrs.
Harpeth on The Green V	Nashville		(1)	662	—	197	5,166	859	5,166	6,025	1,602	1998	5-40 yrs.
Hickory Trace	Nashville		(4)	1,164	—	165	5,713	1,329	5,713	7,041	832	N/A	N/A
Highwoods Plaza I	Nashville		(1)	1,552	—	321	8,399	1,873	8,399	10,272	2,660	1996	5-40 yrs.
Highwoods Plaza II	Nashville		(1)	1,448	—	306	6,798	1,754	6,798	8,552	1,702	1997	5-40 yrs.
Lakeview Ridge I	Nashville			2,069	7,267	(404)	(1,026)	1,665	6,241	7,906	1,451	1986	5-40 yrs.
Lakeview Ridge II	Nashville		(1)	605	—	186	4,608	791	4,608	5,399	1,273	1998	5-40 yrs.
Lakeview Ridge III	Nashville		(1)	1,073	—	399	10,670	1,472	10,670	12,142	1,783	1999	5-40 yrs.
Seven Springs I	Nashville			2,076	—	389	13,222	2,465	13,222	15,687	995	2002	5-40 yrs.
Seven Springs -Land I	Nashville			3,122	—	27	—	3,149		3,149	—	N/A	N/A
Seven Springs - Land II	Nashville			3,715	—	342	—	4,057		4,057	—	N/A	N/A
SouthPointe	Nashville			1,655	—	310	7,161	1,965	7,161	9,126	1,628	1998	5-40 yrs.
Southwind Land	Nashville			3,662	—	3	448	3,665	448	4,113	—	N/A	N/A
Sparrow Building	Nashville			1,262	5,047	—	826	1,262	5,873	7,135	1,156	1982	5-40 yrs.
The Ramparts at Brentwood	Nashville			2,394	12,806	—	559	2,394	13,365	15,759	1,505	1986	5-40 yrs.
Westwood South	Nashville		(1)	2,106	—	382	9,928	2,488	9,928	12,416	2,128	1999	5-40 yrs.
Winners Circle	Nashville		(1)	1,497	7,258	—	642	1,497	7,900	9,397	1,535	1987	5-40 yrs.

Orlando, FL
Capital Plaza III	Orlando			2,994	—	10	—	3,004	—	3,004	5	N/A	N/A
In Charge Institute	Orlando			501	—	96	2,683	597	2,683	3,280	606	2000	5-40 yrs.
Interlachen Village	Orlando			900	2,689	(900)	(2,689)	—	—	—	—	1987	5-40 yrs.
Lake Mary Land	Orlando			9,805	—	(3,935)	—	5,870	—	5,870	9	N/A	N/A
Landmark I	Orlando			6,785	30,652	(6,785)	(30,652)	—	—	—	—	1983	5-40 yrs.
Landmark II	Orlando			6,785	29,411	(6,785)	(29,411)	—	—	—	—	1983	5-40 yrs.
Metrowest Center	Orlando			1,354	7,687	17	1,029	1,371	8,716	10,088	1,871	1988	5-40 yrs.
Windsor at Metro Center	Orlando			—	—	2,060	9,224	2,060	9,224	11,284	259	2001	5-40 yrs.
MetroWest Land	Orlando			3,134	—	1,347	—	4,481	—	4,481	—	N/A	N/A
Pine Street I	Orlando			2,774	34,359	(2,774)	(34,359)	—	—	—	—	1999	5-40 yrs.

				Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2004 Encumberance (10)		Beginning Land	Beginning Building	Land	Building & Improvements	Final Land	Final Building	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated
Pine Street II	Orlando			3,030	48,043	(3,030)	(48,043)	—	—	—	—	1999	5-40 yrs.
Signature Plaza	Orlando			4,308	33,637	(4,308)	(33,637)	—	—	—	—	1982	5-40 yrs.
Sunport Center	Orlando			1,505	9,982	(1,505)	(9,982)	—	—	—	—	1990	5-40 yrs.

Piedmont Triad, NC
101 Stratford	Piedmont Triad			1,205	6,916	—	1,041	1,205	7,957	9,162	1,403	1986	5-40 yrs.
150 Stratford	Piedmont Triad			2,788	11,511	—	695	2,788	12,206	14,994	3,071	1991	5-40 yrs.
160 Stratford - Land	Piedmont Triad			966	—	—	—	966	—	966	19	N/A	N/A
500 Radar Road	Piedmont Triad			202	1,507	—	209	202	1,716	1,918	450	1981	5-40 yrs.
502 Radar Road	Piedmont Triad			39	285	—	52	39	337	376	94	1986	5-40 yrs.
504 Radar Road	Piedmont Triad			39	292	—	85	39	377	416	96	1986	5-40 yrs.
506 Radar Road	Piedmont Triad			39	285	—	15	39	300	339	71	1986	5-40 yrs.
531 Northridge Office	Piedmont Triad			1,602	3,811	(895)	(2,134)	707	1,677	2,384	183	1989	5-40 yrs.
531 Northridge Warehouse	Piedmont Triad			4,545	10,823	56	135	4,601	10,958	15,559	520	1989	5-40 yrs.
6348 Burnt Poplar	Piedmont Triad			724	2,900	—	36	724	2,936	3,660	727	1990	5-40 yrs.
6350 Burnt Poplar	Piedmont Triad			340	1,374	—	60	340	1,434	1,775	389	1992	5-40 yrs.
7341 West Friendly Avenue	Piedmont Triad			113	841	—	158	113	999	1,112	261	1988	5-40 yrs.
7343 West Friendly Avenue	Piedmont Triad			72	555	—	109	72	664	736	200	1988	5-40 yrs.
7345 West Friendly Avenue	Piedmont Triad			66	492	—	45	66	537	603	122	1988	5-40 yrs.
7347 West Friendly Avenue	Piedmont Triad			97	719	—	61	97	780	877	180	1988	5-40 yrs.
7349 West Friendly Avenue	Piedmont Triad			53	393	—	52	53	445	498	109	1988	5-40 yrs.
7351 West Friendly Avenue	Piedmont Triad			106	788	—	125	106	913	1,019	217	1988	5-40 yrs.
7353 West Friendly Avenue	Piedmont Triad			123	912	—	52	123	964	1,087	233	1988	5-40 yrs.
7355 West Friendly Avenue	Piedmont Triad			72	538	—	49	72	587	659	162	1988	5-40 yrs.
7906 Industrial Village Road	Piedmont Triad			62	460	—	18	62	478	540	116	1985	5-40 yrs.
7908 Industrial Village Road	Piedmont Triad			62	475	—	84	62	559	621	149	1985	5-40 yrs.
7910 Industrial Village Road	Piedmont Triad			62	460	—	42	62	502	564	116	1985	5-40 yrs.
Airpark East-Building 1	Piedmont Triad		(7)	378	1,516	—	37	378	1,553	1,931	381	1990	5-40 yrs.
Airpark East-Building 2	Piedmont Triad		(7)	463	1,849	—	182	463	2,031	2,494	526	1986	5-40 yrs.
Airpark East-Building 3	Piedmont Triad		(7)	322	1,293	—	209	322	1,502	1,824	454	1986	5-40 yrs.
Airpark East-Building A	Piedmont Triad		(7)	509	2,921	—	570	509	3,491	4,000	919	1986	5-40 yrs.
Airpark East-Building B	Piedmont Triad		(7)	739	3,237	—	633	739	3,870	4,609	976	1988	5-40 yrs.
Airpark East-Building C	Piedmont Triad		(7)	2,393	9,576	—	2,037	2,393	11,613	14,006	3,069	1990	5-40 yrs.
Airpark East-Building D	Piedmont Triad		(7)	850	—	699	4,319	1,549	4,319	5,868	938	1997	5-40 yrs.
Airpark East-Copier Consultants	Piedmont Triad		(7)	224	1,068	—	342	224	1,410	1,634	471	1990	5-40 yrs.
Airpark East-HewlettPackard	Piedmont Triad		(7)	465	—	380	1,100	845	1,100	1,945	331	1996	5-40 yrs.
Airpark East-Highland	Piedmont Triad		(7)	146	1,081	—	(3)	146	1,078	1,223	257	1990	5-40 yrs.
Airpark East-Inacom Building	Piedmont Triad		(7)	265	—	270	766	535	766	1,301	162	1996	5-40 yrs.
Airpark East-Service Center 1	Piedmont Triad		(7)	237	1,103	—	173	237	1,276	1,513	352	1985	5-40 yrs.
Airpark East-Service Center 2	Piedmont Triad		(7)	193	946	—	303	193	1,249	1,442	442	1985	5-40 yrs.
Airpark East-Service Center 3	Piedmont Triad		(7)	305	1,219	—	319	305	1,538	1,843	441	1985	5-40 yrs.
Airpark East-Service Center 4	Piedmont Triad		(7)	225	928	—	184	225	1,112	1,337	399	1985	5-40 yrs.
Airpark East-Service Court	Piedmont Triad		(7)	171	777	—	58	171	835	1,006	214	1990	5-40 yrs.
Airpark East-Simplex	Piedmont Triad		(7)	271	—	239	744	510	744	1,254	167	1997	5-40 yrs.
Airpark East-Warehouse 1	Piedmont Triad		(7)	355	1,613	—	94	355	1,707	2,062	505	1985	5-40 yrs.
Airpark East-Warehouse 2	Piedmont Triad		(7)	373	1,523	—	82	373	1,605	1,978	426	1985	5-40 yrs.
Airpark East-Warehouse 3	Piedmont Triad		(7)	341	1,486	—	484	341	1,970	2,311	503	1986	5-40 yrs.
Airpark East-Warehouse 4	Piedmont Triad		(7)	660	2,676	—	202	660	2,878	3,538	723	1988	5-40 yrs.
Airpark North - DC1	Piedmont Triad		(7)	860	2,919	—	568	860	3,487	4,347	875	1986	5-40 yrs.
Airpark North - DC2	Piedmont Triad		(7)	1,302	4,392	—	393	1,302	4,785	6,087	1,230	1987	5-40 yrs.
Airpark North - DC3	Piedmont Triad		(7)	449	1,517	—	89	449	1,606	2,055	413	1988	5-40 yrs.
Airpark North - DC4	Piedmont Triad		(7)	451	1,514	—	106	451	1,620	2,071	418	1988	5-40 yrs.
Airpark South Warehouse 1	Piedmont Triad			546	—	—	2,677	546	2,677	3,223	492	1998	5-40 yrs.
Airpark South Warehouse 2	Piedmont Triad			749	—	—	2,477	749	2,477	3,226	343	1999	5-40 yrs.
Airpark South Warehouse 3	Piedmont Triad			603	—	—	2,273	603	2,273	2,876	271	1999	5-40 yrs.
Airpark South Warehouse 4	Piedmont Triad			499	—	—	2,043	499	2,043	2,542	323	1999	5-40 yrs.
Airpark South Warehouse 6	Piedmont Triad			1,733	—	—	5,561	1,733	5,561	7,294	1,368	1999	5-40 yrs.

				Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2004 Encumberance (10)		Beginning Land	Beginning Building	Land	Building & Improvements	Final Land	Final Building	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated
Airpark West 1	Piedmont Triad		(5)	944	3,831	—	592	944	4,423	5,367	1,294	1984	5-40 yrs.
Airpark West 2	Piedmont Triad		(5)	887	3,550	—	262	887	3,812	4,699	982	1985	5-40 yrs.
Airpark West 4	Piedmont Triad		(5)	227	907	—	151	227	1,058	1,284	288	1985	5-40 yrs.
Airpark West 5	Piedmont Triad		(5)	243	971	—	283	243	1,254	1,497	342	1985	5-40 yrs.
Airpark West 6	Piedmont Triad		(5)	327	1,309	—	82	327	1,391	1,718	354	1985	5-40 yrs.
ALO	Piedmont Triad			177	—	80	902	257	902	1,158	105	1998	5-40 yrs.
Brigham Road - Land	Piedmont Triad			7,059	—	7	—	7,066	—	7,066	—	N/A	N/A
Chesapeake	Piedmont Triad		(5)	1,241	4,963	—	7	1,241	4,970	6,211	1,230	1993	5-40 yrs.
Chimney Rock A/B	Piedmont Triad			1,613	4,045	—	21	1,613	4,066	5,679	665	1981	5-40 yrs.
Chimney Rock C	Piedmont Triad			605	1,514	(368)	(914)	237	600	836	99	1983	5-40 yrs.
Chimney Rock D	Piedmont Triad			236	592	368	936	604	1,528	2,132	249	1983	5-40 yrs.
Chimney Rock E	Piedmont Triad			1,696	4,265	—	(73)	1,696	4,192	5,888	714	1985	5-40 yrs.
Chimney Rock F	Piedmont Triad			1,434	3,608	—	(262)	1,434	3,346	4,779	591	1987	5-40 yrs.
Chimney Rock G	Piedmont Triad			1,045	2,622	—	(172)	1,045	2,450	3,495	429	1987	5-40 yrs.
Consolidated Center/ Building I	Piedmont Triad			625	2,183	—	153	625	2,336	2,961	390	1983	5-40 yrs.
Consolidated Center/ Building II	Piedmont Triad			625	4,435	—	207	625	4,642	5,267	822	1983	5-40 yrs.
Consolidated Center/ Building III	Piedmont Triad			680	3,572	—	72	680	3,644	4,324	643	1989	5-40 yrs.
Consolidated Center/ Building IV	Piedmont Triad			376	1,655	—	150	376	1,805	2,181	338	1989	5-40 yrs.
Deep River Corporate Center	Piedmont Triad			1,041	5,892	970	375	2,011	6,267	8,278	1,520	1989	5-40 yrs.
Enterprise Warehouse I	Piedmont Triad			453	—	360	3,160	813	3,160	3,973	408	2002	5-40 yrs.
Forsyth Corporate Center	Piedmont Triad		(2)	328	1,867	—	678	328	2,545	2,874	773	1985	5-40 yrs.
Highwoods Park Building I	Piedmont Triad			1,993	—	(517)	8,494	1,476	8,494	9,970	672	2001	5-40 yrs.
Highwoods Square Land	Piedmont Triad			—	—	1,828	—	1,828	—	1,828	—	N/A	N/A
Jefferson Pilot Land	Piedmont Triad			11,759	—	(4,258)	—	7,501	—	7,501	—	N/A	N/A
Madison Park - Building 5620	Piedmont Triad			942	2,220	—	(20)	942	2,200	3,142	363	1983	5-40 yrs.
Madison Park - Building 5630	Piedmont Triad			1,488	3,507	—	(9)	1,488	3,498	4,985	574	1983	5-40 yrs.
Madison Park - Building 5635	Piedmont Triad			894	2,106	—	14	894	2,120	3,014	350	1986	5-40 yrs.
Madison Park - Building 5640	Piedmont Triad			1,831	6,531	—	(41)	1,831	6,490	8,321	1,082	1985	5-40 yrs.
Madison Park - Building 5650	Piedmont Triad			1,082	2,551	—	25	1,082	2,576	3,658	432	1984	5-40 yrs.
Madison Park - Building 5655	Piedmont Triad			1,947	7,123	—	157	1,947	7,280	9,228	1,207	1987	5-40 yrs.
Madison Park - Building 5660	Piedmont Triad			1,912	4,506	—	(34)	1,912	4,472	6,384	737	1984	5-40 yrs.
Madison Parking Deck	Piedmont Triad			5,755	8,822	—	496	5,755	9,318	15,073	1,388	1987	5-40 yrs.
Regency One-Piedmont Center	Piedmont Triad			515	—	383	2,518	898	2,518	3,415	904	1996	5-40 yrs.
Regency Two-Piedmont Center	Piedmont Triad			435	—	288	1,676	723	1,676	2,399	349	1996	5-40 yrs.
Sears Cenfact	Piedmont Triad		(1)	834	3,459	—	25	834	3,485	4,319	870	1989	5-40 yrs.
The Knollwood-370	Piedmont Triad			1,826	7,495	—	619	1,826	8,114	9,940	2,208	1994	5-40 yrs.
The Knollwood-380	Piedmont Triad			2,989	12,028	—	1,351	2,989	13,379	16,368	3,485	1990	5-40 yrs.
The Knollwood -380 Retail	Piedmont Triad			—	1	—	149	—	150	150	83	1995	5-40 yrs.
University Commercial Center-Archer 4	Piedmont Triad			516	2,066	—	286	516	2,352	2,868	592	1986	5-40 yrs.
University Commercial Center-Landmark 3	Piedmont Triad			431	1,785	—	573	431	2,358	2,788	571	1985	5-40 yrs.
University Commercial Center-Service Center 1	Piedmont Triad			277	1,159	—	146	277	1,305	1,582	367	1983	5-40 yrs.
University Commercial Center-Service Center 2	Piedmont Triad			216	862	—	61	216	923	1,139	237	1983	5-40 yrs.
University Commercial Center-Service Center 3	Piedmont Triad			168	702	—	341	168	1,043	1,210	379	1984	5-40 yrs.
University Commercial Center-Warehouse 1	Piedmont Triad			204	815	—	24	204	839	1,043	206	1983	5-40 yrs.
University Commercial Center-Warehouse 2	Piedmont Triad			197	789	—	42	197	831	1,028	212	1983	5-40 yrs.
US Airways	Piedmont Triad		(2)	2,625	15,069	(1,175)	(3,723)	1,450	11,346	12,796	2,026	1970- 1987	5-40 yrs.
Westpoint Business Park Land	Piedmont Triad			868	—	103	—	971	—	971	—	N/A	5-40 yrs.
Westpoint Business Park-BMF	Piedmont Triad			798	3,193	—	4	798	3,197	3,995	789	1986	5-40 yrs.
Westpoint Business Park-Luwabahnson	Piedmont Triad			347	1,389	—	103	347	1,492	1,840	387	1990	5-40 yrs.
Westpoint Business Park-Wp 13	Piedmont Triad			298	1,219	—	22	298	1,241	1,539	310	1988	5-40 yrs.

Research Triangle, NC
3600 Glenwood Avenue	Research Triangle			—	10,994	—	—	—	10,994	10,994	2,142	1986	5-40 yrs.
3737 Glenwood Avenue	Research Triangle			—	—	318	16,651	318	16,651	16,969	3,051	1999	5-40 yrs.
4101 Research Commons	Research Triangle			1,348	8,346	221	(698)	1,569	7,648	9,217	1,284	1999	5-40 yrs.
4201 Research Commons	Research Triangle			1,204	11,858	—	(39)	1,204	11,819	13,023	4,408	1991	5-40 yrs.
4301 Research Commons	Research Triangle			900	8,237	—	29	900	8,266	9,166	1,974	1989	5-40 yrs.

				Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2004 Encumberance (10)		Beginning Land	Beginning Building	Land	Building & Improvements	Final Land	Final Building	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated
4401 Research Commons	Research Triangle			1,249	9,387	—	6,149	1,249	15,536	16,785	7,144	1987	5-40 yrs.
4501 Research Commons	Research Triangle			785	5,856	—	106	785	5,962	6,747	2,048	1985	5-40 yrs.
4800 North Park	Research Triangle			2,678	17,630	—	1,528	2,678	19,158	21,836	5,653	1985	5-40 yrs.
4900 North Park	Research Triangle	1,056		770	1,983	—	577	770	2,560	3,330	622	1984	5-40 yrs.
5000 North Park	Research Triangle		(2)	1,010	4,612	—	2,067	1,010	6,679	7,689	1,964	1980	5-40 yrs.
3645 Trust Drive - One North Commerce Center	Research Triangle			793	2,976	—	858	793	3,835	4,628	947	1984	5-40 yrs.
5200 Greens Dairy-One North Commerce Center	Research Triangle			170	968	—	158	170	1,126	1,297	234	1984	5-40 yrs.
5220 Greens Dairy-One North Commerce Center	Research Triangle			385	2,185	—	340	385	2,525	2,909	563	1984	5-40 yrs.
Phase I - One North Commerce Center	Research Triangle			774	4,496	—	1,437	774	5,933	6,707	1,604	1981	5-40 yrs.
W Building - One North Commerce Center	Research Triangle			1,172	6,865	—	2,080	1,172	8,945	10,117	2,582	1983	5-40 yrs.
801 Corporate Center	Research Triangle			828	—	272	9,463	1,100	9,463	10,563	502	2002	5-40 yrs.
Blue Ridge I	Research Triangle		(1)	722	4,606	—	572	722	5,178	5,900	1,441	1982	5-40 yrs.
Blue Ridge II	Research Triangle		(1)	462	1,410	—	449	462	1,859	2,321	758	1988	5-40 yrs.
BTI	Research Triangle			—	—	1,421	17,100	1,421	17,100	18,521	—	1979	5-40 yrs.
Cape Fear	Research Triangle			131	1,630	—	807	131	2,437	2,568	1,673	1979	5-40 yrs.
Catawba	Research Triangle			125	1,635	—	1,021	125	2,656	2,781	1,451	1980	5-40 yrs.
CentreGreen One - Weston	Research Triangle		(4)	1,529	—	(392)	9,595	1,137	9,595	10,732	1,478	2000	5-40 yrs.
CentreGreen Two - Weston	Research Triangle		(4)	1,653	—	(393)	9,682	1,260	9,682	10,942	1,172	2001	5-40 yrs.
CentreGreen Three Land - Weston	Research Triangle			1,876	—	92	—	1,968	—	1,968	—	N/A	N/A
CentreGreen Four	Research Triangle		(4)	1,779	—	(394)	12,685	1,385	12,685	14,070	837	2002	5-40 yrs.
CentreGreen Five Land - Weston	Research Triangle			3,062	—	114	—	3,176	—	3,176		N/A	N/A
Concourse	Research Triangle		(3)	986	15,125	—	387	986	15,512	16,498	5,041	1986	5-40 yrs.
Cottonwood	Research Triangle			609	3,244	—	201	609	3,445	4,054	883	1983	5-40 yrs.
Creekstone Crossings	Research Triangle			728	3,841	—	217	728	4,058	4,786	1,039	1990	5-40 yrs.
Day Tract Residential	Research Triangle			7,668	—	(32)	—	7,636	—	7,636	—	N/A	N/A
Day Tract Land	Research Triangle			8,524	—	(8,524)	—	—	—	—	—	N/A	N/A
Dogwood	Research Triangle			766	2,769	—	464	766	3,233	3,999	807	1983	5-40 yrs.
EPA	Research Triangle			2,601	—	4	1,656	2,605	1,656	4,260	1	2003	5-40 yrs.
GlenLake Land	Research Triangle			5,335	—	7,196	—	12,531		12,531		N/A	N/A
GlenLake Bldg I	Research Triangle		(4)	924	—	705	21,849	1,629	21,849	23,478	1,792	2002	5-40 yrs.
Global Software	Research Triangle		(2)	465	—	279	6,984	744	6,984	7,728	2,462	1996	5-40 yrs.
Hawthorn	Research Triangle			904	3,769	—	368	904	4,137	5,041	2,478	1987	5-40 yrs.
Healthsource	Research Triangle			1,304	—	540	11,712	1,844	11,712	13,556	3,152	1996	5-40 yrs.
Highwoods Centre-Weston	Research Triangle		(1)	531	—	(267)	7,268	264	7,268	7,532	1,526	1998	5-40 yrs.
Highwoods Office Center North Land	Research Triangle			355	49	2	—	357	49	406	21	N/A	N/A
Highwoods Office Center South Land	Research Triangle			2,411	—	(226)	—	2,185	—	2,185	—	N/A	N/A
Highwoods Tower One	Research Triangle		(2)	203	16,744	—	1,373	203	18,117	18,320	6,220	1991	5-40 yrs.
Highwoods Tower Two	Research Triangle			365	—	503	22,454	868	22,454	23,322	2,768	2001	5-40 yrs.
Holiday Inn Reservations Center	Research Triangle			867	2,727	—	1,020	867	3,747	4,614	821	1984	5-40 yrs.
Inveresk Land Parcel 2	Research Triangle			657	—	—	—	657	—	657	—	N/A	N/A
Inveresk Land Parcel 3	Research Triangle			548	—	—	—	548	—	548	—	N/A	N/A
Ironwood	Research Triangle			319	1,337	—	603	319	1,940	2,259	511	1978	5-40 yrs.
Magnolia	Research Triangle			133	3,576	—	806	133	4,382	4,515	2,159	1988	5-40 yrs.
Lake Plaza East	Research Triangle		(3)	856	6,325	(856)	(6,325)	—	—	—	—	1984	5-40 yrs.
Laurel	Research Triangle			884	2,517	—	845	884	3,362	4,246	1,052	1982	5-40 yrs.
Leatherwood	Research Triangle			213	891	—	620	213	1,511	1,724	463	1979	5-40 yrs.
Maplewood	Research Triangle		(1)	149	—	107	3,496	256	3,496	3,752	631	N/A	5-40 yrs.
Northpark Land - Wake Forest	Research Triangle			1,586	—	(815)	—	771		771	—	N/A	N/A
Overlook	Research Triangle			398	—	293	9,288	691	9,288	9,979	1,252	1999	5-40 yrs.
Pamlico	Research Triangle			289	—	—	11,798	289	11,798	12,087	5,372	1980	5-40 yrs.
ParkWest One - Weston	Research Triangle			383	—	(141)	4,035	242	4,035	4,277	687	2001	5-40 yrs.
ParkWest Two - Weston	Research Triangle			503	—	(147)	3,110	356	3,110	3,466	300	2001	5-40 yrs.
ParkWest Three - Land - Weston	Research Triangle			834	—	(227)	—	607	—	607	—	N/A	N/A
Progress Center Renovation	Research Triangle			—	—	—	359	—	359	359	—	2003	5-40 yrs.
Raleigh Corp Center Lot D	Research Triangle			1,211	—	7	—	1,218	—	1,218	—	N/A	N/A
Red Oak	Research Triangle			389	—	195	5,853	584	5,853	6,437	1,787	1999	5-40 yrs.
Rexwoods Center I	Research Triangle		(5)	878	3,730	—	391	878	4,121	4,999	1,622	1990	5-40 yrs.

				Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2004 Encumberance (10)		Beginning Land	Beginning Building	Land	Building & Improvements	Final Land	Final Building	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated
Rexwoods Center II	Research Triangle			362	1,818	—	501	362	2,319	2,681	523	1993	5-40 yrs.
Rexwoods Center III	Research Triangle			919	2,816	—	968	919	3,784	4,703	1,136	1992	5-40 yrs.
Rexwoods Center IV	Research Triangle		(5)	586	—	127	3,222	713	3,222	3,935	800	1995	5-40 yrs.
Rexwoods Center V	Research Triangle		(2)	1,301	—	184	5,447	1,485	5,447	6,932	1,317	1998	5-40 yrs.
Riverbirch	Research Triangle		(2)	469	4,038	—	1,031	469	5,069	5,538	1,932	1987	5-40 yrs.
Situs I	Research Triangle			692	4,646	178	(51)	870	4,595	5,465	1,720	1996	5-40 yrs.
Situs II	Research Triangle			718	6,254	181	(76)	899	6,178	7,077	2,167	1998	5-40 yrs.
Situs III	Research Triangle		(3)	440	4,078	118	(450)	558	3,628	4,187	215	2000	5-40 yrs.
Six Forks Center I	Research Triangle			666	2,665	—	1,077	666	3,742	4,408	852	1982	5-40 yrs.
Six Forks Center II	Research Triangle			1,086	4,533	—	972	1,086	5,505	6,591	1,430	1983	5-40 yrs.
Six Forks Center III	Research Triangle		(2)	862	4,411	—	468	862	4,879	5,741	1,286	1987	5-40 yrs.
Smoketree Tower	Research Triangle			2,353	11,743	—	2,248	2,353	13,991	16,344	4,118	1984	5-40 yrs.
Sycamore	Research Triangle		(2)	255	—	216	4,832	471	4,832	5,304	935	1997	5-40 yrs.
Weston Land	Research Triangle			22,771	—	(5,193)	988	17,578	988	18,566	182	N/A	N/A
Willow Oak	Research Triangle		(2)	458	—	268	4,843	726	4,843	5,569	1,122	1995	5-40 yrs.
Other Property	Research Triangle			47	9,496	2,638	20,604	2,685	30,100	32,785	16,334	N/A	N/A

Richmond, VA
4900 Cox Road	Richmond			1,324	5,311	—	686	1,324	5,997	7,321	1,713	1991	5-40 yrs.
Colonade Building	Richmond		(4)	1,364	6,105	—	69	1,364	6,174	7,538	461	2003	5-40 yrs.
Dominion Place - Pitts Parcel	Richmond			1,101	—	71	51	1,172	51	1,223	—	N/A	N/A
East Shore I	Richmond			1,537	5,971	(337)	(19)	1,200	5,952	7,152	1,041	1999	5-40 yrs.
East Shore II	Richmond			907	6,853	443	(83)	1,350	6,770	8,120	2,019	1999	5-40 yrs.
East Shore III	Richmond			1,784	6,095	(388)	(57)	1,396	6,038	7,434	1,156	1999	5-40 yrs.
East Shore IV	Richmond			1,445	—	(1,445)	—	—	—	—	—	N/A	N/A
Grove Park I	Richmond			713	—	381	4,675	1,094	4,675	5,770	845	1997	5-40 yrs.
Hamilton Beach	Richmond			1,086	4,345	—	472	1,086	4,817	5,903	1,157	1986	5-40 yrs.
Highwoods Commons	Richmond			521	—	1,001	3,322	1,522	3,322	4,844	475	1999	5-40 yrs.
Highwoods Five	Richmond			806	—	(23)	5,875	783	5,875	6,658	881	1998	5-40 yrs.
Highwoods One	Richmond		(2)	1,846	—	(158)	9,690	1,688	9,690	11,378	2,275	1996	5-40 yrs.
Highwoods Plaza	Richmond			909	—	175	5,624	1,084	5,624	6,708	687	2000	5-40 yrs.
Highwoods Two	Richmond		(4)	786	—	213	6,057	999	6,057	7,056	1,287	1997	5-40 yrs.
Innslake Center	Richmond		(1)	845	—	196	6,586	1,041	6,586	7,626	846	2001	5-40 yrs.
Liberty Mutual	Richmond	2,708		1,205	4,825	—	793	1,205	5,618	6,823	1,291	1990	5-40 yrs.
North Park	Richmond			2,163	8,659	—	763	2,163	9,422	11,585	2,065	1989	5-40 yrs.
North Shore Commons A	Richmond		(4)	1,344	—	(393)	12,285	951	12,285	13,236	1,871	2002	5-40 yrs.
North Shore Commons B - Land	Richmond			2,067	—	—	—	2,067	—	2,067	—	N/A	N/A
North Shore Commons C - Land	Richmond			1,902	—	(405)	—	1,497	—	1,497	—	N/A	N/A
North Shore Commons D - Land	Richmond			1,261	—	—	—	1,261	—	1,261	—	N/A	N/A
One Shockoe Plaza	Richmond			—	—	356	15,052	356	15,052	15,408	3,473	1996	5-40 yrs.
Pavilion	Richmond			—	46	181	—	181	46	227	8	N/A	N/A
Sadler & Cox Land	Richmond			1,827	—	(104)	—	1,723	—	1,723	—	N/A	N/A
Stony Point F Land	Richmond			2,078	—	(237)	—	1,841	—	1,841	5	N/A	N/A
Stony Point I	Richmond			1,384	11,630	52	1,145	1,436	12,775	14,211	2,647	1990	5-40 yrs.
Stony Point II	Richmond			1,633	—	(399)	12,227	1,234	12,227	13,461	2,593	1999	5-40 yrs.
Stony Point III	Richmond			1,194	—	(205)	10,374	989	10,374	11,363	1,480	2002	5-40 yrs.
Stony Point IV land	Richmond			—	—	1,316	—	1,316	—	1,316	—	N/A	N/A
Technology Park 1	Richmond			541	2,166	—	772	541	2,938	3,479	774	1991	5-40 yrs.
Technology Park 2	Richmond			264	1,058	—	32	264	1,090	1,354	252	1991	5-40 yrs.
Vantage Place A	Richmond		(4)	203	811	—	100	203	911	1,114	216	1987	5-40 yrs.
Vantage Place B	Richmond		(4)	233	931	—	147	233	1,078	1,311	249	1988	5-40 yrs.
Vantage Place C	Richmond		(4)	235	940	—	91	235	1,031	1,266	239	1987	5-40 yrs.
Vantage Place D	Richmond		(4)	218	873	—	119	218	992	1,210	235	1988	5-40 yrs.
Vantage Pointe	Richmond		(4)	1,089	4,500	—	521	1,089	5,021	6,110	1,260	1990	5-40 yrs.
Virginia Mutual	Richmond			1,301	6,036	—	(17)	1,301	6,019	7,320	684	1996	5-40 yrs.
Waterfront Plaza	Richmond			585	2,347	—	434	585	2,781	3,366	733	1988	5-40 yrs.
West Shore I	Richmond		(1)	358	1,431	(26)	47	332	1,478	1,810	323	1995	5-40 yrs.

				Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2004 Encumberance (10)		Beginning Land	Beginning Building	Land	Building & Improvements	Final Land	Final Building	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated
West Shore II	Richmond		(1)	545	2,181	(56)	163	489	2,344	2,833	537	1995	5-40 yrs.
West Shore III	Richmond		(1)	961	—	141	3,909	1,102	3,909	5,011	835	1997	5-40 yrs.

South Florida
The 1800 Eller Drive Building	South Florida			—	9,851	—	449	—	10,299	10,299	2,326	1983	5-40 yrs.

Tampa, FL
380 Park Place	Tampa			1,502	—	240	7,608	1,742	7,608	9,350	1,355	N/A	N/A
Anchor Glass	Tampa		(3)	1,281	11,318	(970)	783	311	12,101	12,412	2,020	1988	5-40 yrs.
Atrium	Tampa			1,363	9,373	(2)	3,225	1,361	12,598	13,959	2,383	1989	5-40 yrs.
Bay View Office Centre	Tampa			1,304	5,964	(369)	(500)	935	5,464	6,399	1,267	1982	5-40 yrs.
Bay Vista Gardens	Tampa			445	4,806	(9)	441	436	5,247	5,683	843	1982	5-40 yrs.
Bay Vista Gardens II	Tampa			1,323	7,074	139	(63)	1,462	7,011	8,473	1,028	1997	5-40 yrs.
Bayshore	Tampa		(3)	2,276	11,817	—	20	2,276	11,837	14,113	2,156	1990	5-40 yrs.
Cypress Center I	Tampa			3,172	12,764	—	783	3,172	13,547	16,719	1,724	1982	5-40 yrs.
Cypress Center III	Tampa			1,194	7,613	—	814	1,194	8,427	9,621	1,182	1983	5-40 yrs.
Cypress Center IV - Land	Tampa		(4)	3,087	301	144	3,908	3,231	4,209	7,441	759	N/A	N/A
Cypress Commons	Tampa		(4)	1,211	11,477	—	1,416	1,211	12,893	14,104	1,755	1985	5-40 yrs.
Cypress West	Tampa	1,927		617	5,148	—	835	617	5,984	6,600	1,331	1985	5-40 yrs.
Feathersound Corporate Center II	Tampa	2,234		802	7,463	—	806	802	8,269	9,071	1,462	1986	5-40 yrs.
Firemans Fund Building	Tampa		(4)	500	4,193	(500)	(4,193)	—	—	—	—	1982	5-40 yrs.
Harborview Plaza	Tampa	22,800		3,537	29,944	970	(799)	4,507	29,145	33,652	2,768	2001	5-40 yrs.
Highwoods Plaza	Tampa			558	76	(558)	(76)	—	—	—	—	1999	5-40 yrs.
Highwoods Preserve Energy Plant	Tampa			—	—	—	—	—	—	—	—	N/A	5-40 yrs.
Highwoods Preserve I	Tampa			1,618	—	(627)	25,885	991	25,885	26,876	4,386	1999	5-40 yrs.
Highwoods Preserve II	Tampa			276	—	(113)	1,713	163	1,713	1,876	664	2001	5-40 yrs.
Highwoods Preserve IV	Tampa			1,639	—	(607)	25,573	1,032	25,573	26,605	3,780	1999	5-40 yrs.
Highwoods Preserve V	Tampa			1,440	—	(559)	24,106	881	24,106	24,987	1,841	2001	5-40 yrs.
Highwoods Preserve VI - Land	Tampa			639	—	330	—	969	—	969	—	N/A	N/A
Highwoods Preserve Land	Tampa			1,802	—	770	—	2,572	—	2,572	—	N/A	N/A
Horizon	Tampa		(9)	—	6,257	—	1,649	—	7,905	7,905	1,318	1980	5-40 yrs.
LakePointe I	Tampa		(9)	2,000	15,848	772	15,610	2,772	31,458	34,229	5,736	1999	5-40 yrs.
LakePointe II	Tampa		(9)	2,106	89	(100)	27,783	2,006	27,872	29,878	5,325	1986	5-40 yrs.
Lakeside	Tampa		(9)	—	7,369	—	120	—	7,489	7,489	1,336	1978	5-40 yrs.
Lakeside/Parkside Garage	Tampa			—	—	—	3,206	—	3,206	3,206	13	2004	5-40 yrs.
Northside Square Office	Tampa			599	3,623	199	(741)	798	2,882	3,680	503	1986	5-40 yrs.
Northside Square Office/Retail	Tampa			797	2,825	(199)	1,248	598	4,073	4,671	761	1986	5-40 yrs.
One Harbour Place	Tampa		(5)	2,016	25,252	—	1,625	2,016	26,877	28,893	3,018	1985	5-40 yrs.
Parkside	Tampa		(9)	—	9,407	—	1,825	—	11,232	11,232	1,787	1979	5-40 yrs.
Pavilion	Tampa		(9)	—	16,394	—	1,812	—	18,206	18,206	3,451	1982	5-40 yrs.
Pavilion Parking Garage	Tampa		(9)	—	—	—	5,600	—	5,600	5,600	727	1999	5-40 yrs.
Registry I	Tampa			750	4,254	—	560	750	4,814	5,564	1,093	1985	5-40 yrs.
Registry II	Tampa			915	5,194	—	493	915	5,687	6,602	1,309	1987	5-40 yrs.
Registry Square	Tampa			347	1,969	—	173	347	2,142	2,488	497	1988	5-40 yrs.
Sabal Business Center I	Tampa			378	2,147	—	212	378	2,360	2,738	548	1982	5-40 yrs.
Sabal Business Center II	Tampa			345	1,953	—	112	345	2,065	2,409	435	1984	5-40 yrs.
Sabal Business Center III	Tampa			292	1,658	—	(6)	292	1,652	1,944	350	1984	5-40 yrs.
Sabal Business Center IV	Tampa			825	4,680	—	288	825	4,968	5,794	1,135	1984	5-40 yrs.
Sabal Business Center V	Tampa			1,034	5,866	—	262	1,034	6,128	7,162	1,281	1988	5-40 yrs.
Sabal Business Center VI	Tampa			1,621	9,198	—	519	1,621	9,717	11,338	2,025	1988	5-40 yrs.
Sabal Business Center VII	Tampa			1,531	8,683	—	1,113	1,531	9,796	11,326	1,967	1990	5-40 yrs.
Sabal Industrial Park Land	Tampa			323	—	(130)	—	193	—	193	—	N/A	N/A
Sabal Lake Building	Tampa			576	3,271	—	565	576	3,835	4,412	803	1986	5-40 yrs.
Sabal Park Plaza	Tampa			616	3,491	—	69	616	3,560	4,176	747	1987	5-40 yrs.
Sabal Pavilion I	Tampa			964	—	175	10,833	1,139	10,833	11,972	1,843	1998	5-40 yrs.
Spectrum	Tampa		(9)	1,454	14,502	—	1,758	1,454	16,259	17,713	2,900	1984	5-40 yrs.
Tower Place	Tampa		(3)	3,218	19,898	—	731	3,218	20,629	23,847	4,778	1988	5-40 yrs.

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2004 Encumberance (10)	Beginning Land	Beginning Building	Land	Building & Improvements	Final Land	Final Building	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated
St. Paul Building	Tampa		1,376	7,813	—	2,054	1,376	9,867	11,243	3,174	1988	5-40 yrs.
Watermark	Tampa		2,233	—	4,876	—	7,109		7,109		N/A	N/A
Westshore Square	Tampa	2,408	1,126	5,186	—	197	1,126	5,383	6,509	981	1976	5-40 yrs.

			637,084	2,054,558	(33,760)	867,354	603,324	2,921,912	3,525,236	583,204

(1)	These assets are pledged as collateral for a $141,865 first mortgage loan.
(2)	These assets are pledged as collateral for an $163,814 first mortgage loan.
(3)	These assets are pledged as collateral for a $46,985 first mortgage loan.
(4)	These assets are pledged as collateral for a $127,541 first mortgage loan.
(5)	These assets are pledged as collateral for a $26,446 first mortgage loan.
(6)	These assets are pledged as collateral for a $137,969 first mortgage loan.
(7)	These assets are pledged as collateral for a $41,204 first mortgage loan.
(8)	These assets are pledged as collateral for a $9,573 first mortgage loan.
(9)	These assets are pledged as collateral for a $65,218 first mortgage loan.
(10)	Excludes $ 392 of mortgage debt related to property under development at December 31, 2004

HIGHWOODS REALTY LIMITED PARTNERSHIP.

NOTE TO SCHEDULE III

(In Thousands)

As of December 31, 2004, 2003, and 2002

A summary of activity for Real estate and accumulated depreciation is as follows

	December 31,
	2004	2003	2002
Real Estate:
Balance at beginning of year	3,771,003	3,896,965	3,890,698
Additions
Acquisitions, Development and Improvements	110,565	109,560	212,060
Cost of real estate sold and retired	(356,332)	(235,522)	(205,793)

Balance at close of year (a)	3,525,236	3,771,003	3,896,965

Accumulated Depreciation
Balance at beginning of year	535,149	455,454	361,176
Depreciation expense	115,572	121,354	120,965
Real estate sold and retired	(67,517)	(41,634)	(26,687)

Balance at close of year (b)	583,204	535,363	455,454

(a) Reconciliation of total cost to balance sheet caption at December 31, 2004, 2003, and 2002 (in Thousands)

	2004	2003	2002
Total per schedule III	3,525,236	3,771,003	3,896,965
Construction in progress exclusive of land included in schedule III	26,371	9,240	6,862
Furniture, fixtures and equipment	22,398	22,119	20,960
Property held for sale	(34,822)	(76,852)	(127,438)
Reclassification adjustment for discontinued operations		993	4

Total real estate assets at cost	3,539,183	3,726,503	3,797,353

(b) Reconciliation of total Accumulated Depreciation to balance sheet caption at December 31, 2004, 2003, and 2002 (in Thousands)

	2004	2003	2002
Total per Schedule III	583,204	535,149	455,454
Accumulated Depreciation - furniture, fixtures and equipment	16,337	13,916	9,208
Property held for sale	(1,411)	(6,839)	(9,898)

Total accumulated depreciation	598,130	542,226	454,764