Form 10-Q
period 2005-03-31
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2006-10-06
CIK 941713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘accelerated filer’ and ‘large accelerated filer’ in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

We refer to (1) Highwoods Properties, Inc. as the “Company,” (2) Highwoods Realty Limited Partnership as the “Operating Partnership,” (3) the Company’s common stock as “Common Stock,” (4) the Company’s preferred stock as “Preferred Stock,” (5) the Operating Partnership’s common partnership interests as “Common Units,” (6) the Operating Partnership’s preferred partnership interests as “Preferred Units” and (7) in-service properties (excluding apartment units) to which the Operating Partnership has title and all of the ownership rights as the “Wholly Owned Properties.”

The information furnished in the accompanying Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring accruals) that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.

The aforementioned financial statements should be read in conjunction with the notes to Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included herein and in our 2004 Annual Report on Form 10-K.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets

(Unaudited and in thousands, except per unit amounts)

	March 31, 2005	December 31, 2004
Assets:
Real estate assets, at cost:
Land	$406,923	$411,013
Buildings and tenant improvements	2,871,756	2,882,567
Development in process	41,813	26,371
Land held for development	176,021	180,069
Furniture, fixtures and equipment	22,649	22,398

	3,519,162	3,522,418
Less – accumulated depreciation	(606,782)	(595,012)

Net real estate assets	2,912,380	2,927,406
Real estate and other assets, net, held for sale	21,478	47,134
Cash and cash equivalents	54,982	24,000
Restricted cash	3,711	3,875
Accounts receivable, net	14,088	15,372
Notes receivable, net	7,584	8,393
Accrued straight-line rents receivable, net	63,736	61,353
Investments in unconsolidated affiliates	69,227	69,319
Deferred financing and leasing costs, net	64,611	65,019
Prepaid expenses and other	11,906	10,191

Total Assets	$3,223,703	$3,232,062

Liabilities, Redeemable Operating Partnership Units and Partners’ Capital:
Mortgages and notes payable	$1,582,389	$1,572,574
Accounts payable, accrued expenses and other liabilities	118,196	119,606
Financing obligations	63,208	65,309

Total Liabilities	1,763,793	1,757,489
Redeemable operating partnership units:
Common Units, 5,828,096 and 6,101,744 units issued and outstanding at March 31, 2005 and December 31, 2004, respectively	156,310	169,018
Series A Preferred Units (liquidation preference $1,000 per unit), 104,945 units issued and outstanding at March 31, 2005 and December 31, 2004	104,945	104,945
Series B Preferred Units (liquidation preference $25 per unit), 6,900,000 units issued and outstanding at March 31, 2005 and December 31, 2004	172,500	172,500
Series D Preferred Units (liquidation preference $250 per unit), 400,000 units issued and outstanding at March 31, 2005 and December 31, 2004	100,000	100,000

Total Redeemable Operating Partnership Units	533,755	546,463

Partners’ Capital:
Common Units:
General partner Common Units, 594,721 and 595,064 units issued and outstanding at March 31, 2005 and December 31, 2004, respectively	9,349	9,352
Limited partner Common Units, 53,049,280 and 52,809,549 units issued and outstanding at March 31, 2005 and December 31, 2004, respectively	925,631	925,683
Deferred compensation – restricted stock and stock options	(6,150)	(4,111)
Accumulated other comprehensive loss	(2,675)	(2,814)

Total Partners’ Capital	926,155	928,110

Total Liabilities, Redeemable Operating Partnership Units and Partners’ Capital	$3,223,703	$3,232,062

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2005	2004
Rental and other revenues	$115,460	$117,861

Operating expenses:
Rental property and other expenses	40,634	44,232
Depreciation and amortization	35,114	32,135
Impairment of assets held for use	2,572	—
General and administrative	8,238	11,207

Total operating expenses	86,558	87,574

Interest expense:
Contractual	25,588	27,400
Amortization of deferred financing costs	847	1,165
Financing obligations	1,647	4,693

	28,082	33,258

Other income/(expense):
Interest and other income	2,004	1,632
Loss on debt extinguishment	(27)	—

	1,977	1,632

Income/(loss) before disposition of property and equity in earnings of unconsolidated affiliates	2,797	(1,339)

Gains on disposition of property, net	403	888
Equity in earnings of unconsolidated affiliates	2,692	1,213

Income from continuing operations	5,892	762
Discontinued operations:
Income from discontinued operations	1,480	1,765
Net gains and (impairments) on sales of discontinued operations	15,724	3,748

	17,204	5,513

Net income	23,096	6,275
Distributions on Preferred Units	(7,713)	(7,713)

Net income/(loss) attributable to common unitholders	$15,383	$(1,438)

Net income/(loss) per common unit – basic:
(Loss) from continuing operations	$(0.03)	$(0.12)
Income from discontinued operations	0.29	0.10

Net income/(loss)	$0.26	$(0.02)

Weighted average common units outstanding - basic	59,227	58,949

Net income/(loss) per common unit – diluted:
(Loss) from continuing operations	$(0.03)	$(0.12)
Income from discontinued operations	0.29	0.10

Net income/(loss)	$0.26	$(0.02)

Weighted average common units outstanding - diluted	59,227	58,949

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Capital

For the Three Months Ended March 31, 2005

(Unaudited and in thousands, except unit amounts)

	Common Unit		Deferred Compensation	Accumulated Other Comprehensive Loss	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2004	$9,352	$925,683	$(4,111)	$(2,814)	$928,110
Issuance of Common Units	21	2,178	—	—	2,199
Redemption of Common Units	(72)	(7,142)	—	—	(7,214)
Distributions paid on Common Units	(252)	(25,017)	—	—	(25,269)
Distributions paid on Preferred Units	(77)	(7,636)	—	—	(7,713)
Net income	231	22,865	—	—	23,096
Adjustment of redeemable Common Units to fair value	119	12,075	—	—	12,194
Other comprehensive income	—	—	—	139	139
Issuance of restricted stock by the Company, net	15	1,405	(1,420)	—	—
Fair value of stock options issued	12	1,220	(1,232)	—	—
Amortization of restricted stock and stock options	—	—	613	—	613

Balance at March 31, 2005	$9,349	$925,631	$(6,150)	$(2,675)	$926,155

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended March 31,
	2005	2004
		(Revised-See Note 1)
Operating activities:
Net income	$23,096	$6,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,250	33,138
Amortization of lease incentives	234	244
Impairment of assets held for use	2,572	—
Amortization of equity-based compensation	613	1,877
Amortization of deferred financing costs	847	1,165
Amortization of accumulated other comprehensive loss	176	210
Net (gains) and impairments on disposition of property	(16,127)	(4,636)
Equity in earnings of unconsolidated affiliates	(2,692)	(1,213)
Change in financing obligations	(306)	1,447
Distributions of earnings from unconsolidated affiliates	1,983	928
Changes in operating assets and liabilities	(14,796)	(3,974)

Net cash provided by operating activities	30,850	35,461

Investing activities:
Additions to real estate assets and deferred leasing costs	(33,919)	(29,721)
Proceeds from disposition of real estate assets	54,227	21,774
Distributions of capital from unconsolidated affiliates	687	667
Net repayments in notes receivable	1,595	(20)
Contributions to unconsolidated affiliates	—	(9,988)
Other investing activities	107	(38)

Net cash provided by/(used in) investing activities	22,697	(17,376)

Financing activities:
Distributions paid on Common Units	(25,269)	(25,194)
Distributions paid on Preferred Units	(7,713)	(7,713)
Net proceeds from the sale of Common Units	2,199	320
Repurchase of Common Units	(989)	(50)
Borrowings on revolving credit facilities	37,000	175,500
Repayment of revolving credit facilities	(27,000)	(100,000)
Borrowings on mortgages and notes payable	6,696	—
Repayments of mortgages and notes payable	(6,924)	(3,252)
Payments on financing obligations	—	(62,500)
Additions to deferred financing costs and other financing activities	(565)	287

Net cash provided by financing activities	(22,565)	(22,602)

Net increase/(decrease) in cash and cash equivalents	30,982	(4,467)
Cash and cash equivalents at beginning of the period	24,000	21,474

Cash and cash equivalents at end of the period	$54,982	$17,007

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$22,687	$22,374

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net assets acquired/disposed subject to mortgage notes payable and other non-cash transactions:

	Three Months Ended March 31,
	2005	2004
Assets:
Net real estate assets	$(5,923)	$1,916
Accounts receivable	(363)	—
Notes receivable	231	702
Investments in unconsolidated affiliates	—	(2,645)
Deferred leasing costs, net	—	260
Prepaid expenses and other	—	(104)

	$(6,055)	$129

Liabilities:
Mortgages and notes payable	$43	$—
Accounts payable, accrued expenses and other liabilities	127	129

	$170	$129

Partners’ Capital:	$(6,225)	$—

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Operating Partnership

Highwoods Realty Limited Partnership (the “Operating Partnership”) is managed by its sole general partner, Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Company conducts substantially all of its activities through the Operating Partnership. Other than 22.4 acres of undeveloped land and 30 apartment units, all of the Company’s assets are owned directly or indirectly by the Operating Partnership. As of March 31, 2005, the Company’s wholly owned assets included: 439 in-service office, industrial and retail properties; 156 apartment units; 1,115 acres of undeveloped land suitable for future development, of which 530 acres are considered core holdings; and an additional five properties under development.

At March 31, 2005, the Company owned all of the preferred partnership interests (“Preferred Units”) and 90.2% of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Each Common Unit is redeemable for the cash value of one share of the Company’s common stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. During the three months ended March 31, 2005, the Company redeemed in cash or property from limited partners 273,648 Common Units, which increased the percentage of Common Units owned by the Company to 90.2% at March 31, 2005 from 89.8% at December 31, 2004. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s preferred stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights. The Redeemable Common Units and Preferred Units are accounted for in accordance with Accounting Series Release No. 268 issued by the Securities and Exchange Commission (“SEC”) because the Limited Partners holding the Common Units have the right to put any and all of the Common Units to the Operating Partnership and the Company has the right to put any and all of the Preferred Units to the Operating Partnership in exchange for their liquidation preference plus accrued and unpaid distributions in the event of a corresponding redemption by the Company of the underlying Preferred Stock.

The Common Units are owned by the Company and by certain limited partners of the Operating Partnership. The Common Units owned by the Company are classified as general partners’ capital and limited partners’ capital. The Operating Partnership is generally obligated to redeem each of the Common Units not owned by the Company (the “Redeemable Operating Partnership Units”) at the request of the holder thereof for cash, provided that the Company at its option may elect to acquire such unit for one share of Common Stock or the cash value thereof. When a common unitholder redeems a Common Unit for a share of Common Stock or cash, the Company’s share in the Operating Partnership will increase. The Operating Partnership’s Common Units held by the Company are not redeemable for cash. The Redeemable Operating Partnership Units are classified outside of the permanent partners’ capital in the accompanying balance sheet at their fair market value (equal to the fair market value of a share of Common Stock) at the balance sheet date.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Basis of Presentation

The Condensed Consolidated Financial Statements of the Operating Partnership are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The presentation in the Condensed Consolidated Statement of Cash Flows of operating cash flows for the three months ended March 31, 2004 has been revised by beginning with net income, rather than income from continuing operations. As more fully described in Note 9, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Condensed Consolidated Balance Sheet at December 31, 2004 and the Consolidated Statement of Income for the three months ended March 31, 2004 were revised from previously reported amounts to reflect in real estate and other assets held for sale and in discontinued operations the assets and operations for those properties sold or held for sale in the first quarter of 2005 which qualified for discontinued operations.

The Condensed Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which the Operating Partnership owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the minority unitholders. In accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” the Operating Partnership consolidates partnerships, joint ventures and limited liability companies when the Operating Partnership controls the major operating and financial policies of the entity through majority ownership or in its capacity as general partner or managing member. The Operating Partnership does not consolidate entities where the other interest holders have important rights, including the right to approve decisions to encumber the entities with debt and acquire or dispose of properties. In addition, the Operating Partnership consolidates those entities, if any, where the Operating Partnership is deemed to be the primary beneficiary in a variable interest entity (as defined by FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46(R)”)). All significant intercompany transactions and accounts have been eliminated.

The accompanying unaudited financial information, in the opinion of management, contains all adjustments (including normal recurring accruals) necessary for a fair presentation of the Operating Partnership’s financial position, results of operations and cash flows. The Operating Partnership has condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Operating Partnership’s 2004 Annual Report on Form 10-K.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

No provision has been made for income taxes because such taxes, if any, are the responsibility of the individual partners.

Stock-Based Compensation

The Company grants restricted stock and stock options to employees. Upon exercise of a stock option, the Company will contribute the exercise price to the Operating Partnership in exchange for a Common Unit. The Operating Partnership accounts for such restricted stock and options as if issued by the Operating Partnership.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure” (“SFAS No. 148”), the Operating Partnership expenses all stock options issued on or after January 1, 2003 over the vesting period based upon the fair value of the award on the date of grant. General and administrative expenses for the three months ended March 31, 2005 and 2004 include amortization related to the vesting of stock options granted subsequent to January 1, 2003 of $0.08 million and $0.05 million, respectively. The unamortized value of option grants since January 1, 2003 aggregated $2.1 million at March 31, 2005. See below for the amounts that would have been deducted from net income if the Operating Partnership had elected to expense the fair value of all stock option awards that had vested rather than only those awards issued subsequent to January 1, 2003:

	Three Months Ended March 31,
	2005	2004
Net income/(loss) attributable to common unitholders – as reported	$15,383	$(1,438)
Add: Stock option expense included in reported net income (1)	82	128	(1)
Deduct: Total stock option expense determined under fair value recognition method for all awards (1)	(169)	(274	)(1)

Pro forma net income/(loss) attributable to common unitholders	$15,296	$(1,584)

Basic net income/(loss) per common unit - as reported	$0.26	$(0.02)
Basic net income/(loss) per common unit - pro forma	$0.26	$(0.02)
Diluted net income/(loss) per common unit - as reported	$0.26	$(0.02)
Diluted net income/(loss) per common unit - pro forma	$0.26	$(0.02)

(1)	Amounts include the effect of dividend equivalent rights.

Impact of Newly Adopted and Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” to require all share-based payments to employees to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123 (R) must be adopted no later than January 1, 2006. On January 1, 2006, the Operating Partnership adopted the modified prospective method in which compensation cost is based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS 123 (R) that remain unvested on the effective date. Because the Operating Partnership has used a fair value based method of accounting for stock-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003 and did not have significant unvested awards from periods prior to January 1, 2003 outstanding at January 1, 2006, the adoption of SFAS No. 123 (R) did not have a material impact on the Operating Partnership’s results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS No. 153). The amendment eliminates the use of the “similar productive assets” concept to account for nonmonetary exchanges at book value with no gain being recognized and requires that nonmonetary exchanges be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. The Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Operating Partnership applied SFAS No. 153 to any applicable transactions that occurred on or after January 1, 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” which clarifies that a liability for the performance of asset retirement activities should be recorded if the obligation to perform such activities is unconditional, whether or not the timing or method of settlement of the obligation may be conditional on a future event. FIN 47 is effective no later than the end of 2005. The Operating Partnership implemented FIN 47 in the fourth quarter of 2005, and the application of FIN 47 did not have a material effect on the Operating Partnership’s financial condition or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154). The Statement replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (APB Opinion No. 20) and Statement of Financial Accounting Standard No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for any accounting changes and corrections of errors made on or after January 1, 2006.

In July 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” The EITF states that a general partner is presumed to control a limited partnership and should consolidate the limited partnership unless the limited partners possess substantive kick-out rights or the limited partners possess substantive participating rights. This FSP eliminates the concept of “important rights” of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This FSP is effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, the guidance in this FSP is effective no later than January 1, 2006. The Operating Partnership consolidated one of its existing joint ventures, Highwoods-Markel Associates, LLC, upon the adoption of this FSP in January 2006; the Operating Partnership treated this as a prospective change of accounting principle as permitted by EITF No. 04-5. This change resulted in the inclusion on the Consolidated Balance Sheet at January 1, 2006 of approximately $44 million of real estate assets, net of accumulated depreciation, and other assets, approximately $39.3 million in mortgages and notes payable and other liabilities, with the remaining effects to investments in unconsolidated affiliates and to minority interest.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in an income tax return. The interpretation is effective for fiscal years beginning after December 15, 2006. The Operating Partnership is currently assessing the effect of FIN 48 on the Operating Partnership’s financial condition and results of operations upon adoption on January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 becomes effective for the Operating Partnership on January 1, 2008. The Operating Partnership is currently evaluating the impact SFAS No. 157 will have on its financial condition and results of operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES

The Operating Partnership has various joint ventures with unrelated investors. The Operating Partnership has retained minority equity interests ranging from 22.81% to 50.00% in these joint ventures. The Operating Partnership generally accounts for its unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which the Operating Partnership uses the equity method of accounting are not included on the Operating Partnership’s consolidated balance sheet. One joint venture is accounted for as a financing arrangement pursuant to SFAS No. 66, as described in Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2004 Annual Report on Form 10-K, and another joint venture is consolidated pursuant to FIN 46(R). These two joint ventures are not reflected in the tables below.

Investments in unconsolidated affiliates as of March 31, 2005 and combined summarized income statements for the Operating Partnership’s unconsolidated joint ventures for the three months ended March 31, 2005 and 2004 are as follows:

Joint Venture	Location of Properties	Total Rentable Square Feet (000)		Ownership Interest
Board of Trade Investment Company	Kansas City, MO	166		49.00%
Dallas County Partners I, LP	Des Moines, IA	641		50.00%
Dallas County Partners II, LP	Des Moines, IA	272		50.00%
Dallas County Partners III, LP	Des Moines, IA	7		50.00%
Fountain Three	Des Moines, IA	710		50.00%
RRHWoods, LLC	Des Moines, IA	769	(1)	50.00%
Plaza Colonnade, LLC	Kansas City, MO	285		50.00%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	1,199		22.81%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	822		42.93%
Highwoods KC Glenridge Office, LP	Atlanta, GA	185		40.00%
Highwoods KC Glenridge Land, LP	Atlanta, GA	—		40.00%
HIW-KC Orlando LLC	Orlando, FL	1,271		40.00%
Concourse Center Associates, LLC	Greensboro, NC	118		50.00%
Highwoods-Markel Associates, LLC	Richmond, VA	412		50.00%
Weston Lakeside, LLC	Raleigh, NC	—		50.00%

Total		6,857

(1)	Includes 75,000 square feet for an office building under development at March 31, 2005.

	For the Three Months Ended March 31,
	2005	2004
Income Statements:
Revenues	$32,211	$21,333

Expenses:
Operating expenses	12,163	8,444
Depreciation and amortization	6,654	4,346
Interest expense and loan cost amortization	8,041	5,561

Total expenses	26,858	18,351

Net income	$5,353	$2,982

The Operating Partnership’s share of:
Net income (1)	$2,692	$1,213

Interest expense and loan cost amortization	$3,428	$2,390

Depreciation and amortization (real estate related)	$2,546	$1,916

(1)	The Operating Partnership’s share of net income differs from its weighted average ownership percentage in the joint ventures due to the Operating Partnership’s purchase accounting and other related adjustments.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

On September 27, 2004, the Operating Partnership and an affiliate of Crosland, Inc. (“Crosland”) formed Weston Lakeside, LLC, in which the Operating Partnership has a 50.0% ownership interest. On June 29, 2005, the Operating Partnership contributed 22.4 acres of land at an agreed upon value of $3.9 million to this joint venture, and Crosland contributed approximately $2.0 million in cash; immediately thereafter, the joint venture distributed approximately $1.9 million to the Operating Partnership and a gain of $0.5 million was recorded. Crosland will develop, manage and operate this joint venture, which is now constructing approximately 332 rental residential units at a total estimated cost of approximately $33 million expected to be completed by the second quarter of 2007. Crosland, Inc. will receive 3.25% of all project costs other than land as a development fee and 3.5% of gross revenue of the joint venture in management fees. The Operating Partnership is providing certain development services for the project and will receive a fee equal to 1.0% of all project costs excluding land. The joint venture is financing the development with a $28.4 million construction loan that is guaranteed by Crosland, Inc. The Operating Partnership has accounted for this joint venture using the equity method of accounting.

On December 22, 2004, the Operating Partnership and Easlan Investment Group, Inc. (“Easlan”) formed The Vinings at University Center, LLC. The Operating Partnership contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50.0% equity interest and Easlan contributed $1.1 million, in the form of non-interest bearing promissory notes, for a 50.0% equity interest in the entity. Upon formation, the joint venture entered into a $9.7 million secured construction loan to complete the construction of 156 apartment units on the 7.8 acres of land. Easlan has guaranteed this construction loan, and at December 31, 2005, $7.7 million had been borrowed on the loan. The construction of the apartments was completed in the first quarter of 2006. Easlan is the manager and leasing agent for these apartment units and receives customary management fees and leasing commissions. The Operating Partnership has received development fees throughout the construction project and will receive management fees of 1.0% of gross revenues at the time the apartments are 80.0% occupied. The Operating Partnership is currently consolidating this joint venture under the provisions of FIN 46(R) because Easlan has no at-risk equity and accordingly the Operating Partnership absorbs the majority of the joint venture’s expected losses. Accordingly, the Operating Partnership’s balance sheet at March 31, 2005 includes $1.9 million of development in process and a $0.4 million construction note payable.

For additional information regarding the Operating Partnership’s investments in unconsolidated and other affiliates, see Note 2 to the Consolidated Financial Statements in the Operating Partnership’s 2004 Annual Report on Form 10-K.

3. FINANCING ARRANGEMENTS

For information regarding sale transactions that were accounted for as financing arrangements at March 31, 2005 under paragraphs 25 through 29 of SFAS No. 66, see Note 5 herein and Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2004 Annual Report on Form 10-K.

4. ASSET DISPOSITIONS

During 2005 and the nine months ended September 30, 2006, the Operating Partnership’s dispositions consisted of the following:

	2005				2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Operating properties (square feet in thousands)	1,179	690	2,733	263	1,999	—	292
Land held for development (acres)	—	77.4	50.0	71.8	60.6	6.6	11.5
Gross sale proceeds on operating properties	$61,199	$39,900	$264,558	$20,563	$153,900	$—	$22,787
Gross sale proceeds on development land	$—	$14,190	$3,134	$7,795	$6,087	$1,600	$4,200

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4. ASSET DISPOSITIONS - Continued

Included among the dispositions of operating properties during 2005 were the following larger transactions, all of which except the Eastshore transaction were recorded as discontinued operations. In the first quarter, the Operating Partnership sold an office building in Raleigh, North Carolina to an owner/user for gross proceeds of approximately $27.3 million. In the first and second quarters, the Operating Partnership sold industrial buildings in Winston-Salem, North Carolina for gross proceeds of approximately $27.0 million, as more fully described in Note 6 herein. In the second quarter, the Operating Partnership sold two vacant buildings in Highwoods Preserve, Tampa, Florida to an owner/user for gross proceeds of approximately $24.5 million. In the third quarter, the Operating Partnership sold all of its operating properties and certain vacant land in Charlotte, North Carolina and certain operating properties in Tampa, Florida in a single transaction for gross proceeds of approximately $228 million. In connection with this sale, the Operating Partnership closed its division office in Charlotte and incurred employee severance costs of approximately $0.6 million, which were charged to general and administrative expenses during the second and third quarters. In the third quarter, the Operating Partnership also recognized as a completed sale a transaction involving three office buildings in Richmond, Virginia that were sold in 2002 (“Eastshore”); this transaction had been accounted for as a financing due to a significant guarantee of rent under leases in the sold properties that was made by the Operating Partnership when the sale occurred in 2002, as more fully described in Note 3 to the Consolidated Financial Statements in the 2004 Annual Report on Form 10K. This transaction was recorded as a completed sale transaction in July 2005 when the maximum exposure to loss under the guarantees became less than the related deferred gain; accordingly, beginning at that time, gains of $1.7 million and $2.8 million were recognized in the remaining period of 2005 and for the nine months ended September 30, 2006, respectively. Additional gains will be recognized in the remainder of 2006 and 2007 as the maximum exposure under the guarantees is reduced. Payments made under rent guarantees after July 2005 are recorded as a reduction of the deferred gain.

In January 2006, the Operating Partnership sold office and industrial properties in Atlanta, Georgia, Columbia, South Carolina and Tampa, Florida in a single transaction for gross proceeds of approximately $141 million. This transaction will be classified as held for sale and an impairment loss of $7.7 million will be recorded in the fourth quarter of 2005. The properties subject to this sale were classified as discontinued operations in the fourth quarter of 2005.

In March 2006, the Operating Partnership sold an office property in Raleigh, North Carolina for gross proceeds of approximately $12.9 million. A gain of approximately $1.4 million will be recorded in the first quarter of 2006. This property will be classified as discontinued operations in the first quarter of 2006.

In August 2006, the Operating Partnership sold five office properties in Raleigh, North Carolina for gross proceeds of approximately $22.8 million. A gain of approximately $3.0 million will be recorded in the third quarter of 2006. This property will be classified as discontinued operations in the third quarter of 2006.

Gains, losses and impairments on disposition of properties, net, from dispositions not classified as discontinued operations, consisted of the following:

	Three Months Ended March 31,
	2005	2004
Gains on disposition of land	$153	$1,036
Gains/(losses) on disposition of depreciable properties	250	(148)

Total	$403	$888

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4. ASSET DISPOSITIONS - Continued

The gains on land and operating properties in the first quarter 2005 relate to minor condemnation, deferred gain recognition from prior sales and adjustments to prior sale transactions.

Net gains on sale and impairments of discontinued operations consisted of the following:

	Three Months Ended March 31,
	2005	2004
Gains on disposition of depreciable properties	$15,724	$3,748

Total	$15,724	$3,748

See Note 9 for information on discontinued operations and impairment of long-lived assets.

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

The Operating Partnership’s consolidated mortgages and notes payable consisted of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Secured mortgage loans	$822,389	$822,574
Unsecured loans	760,000	750,000

Total	$1,582,389	$1,572,574

As of March 31, 2005, the Operating Partnership’s outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.4 billion.

Refinancings and Preferred Unit Redemptions in 2005 and 2006

During 2005 and the first quarter of 2006, the Operating Partnership paid off $196.2 million of outstanding loans, excluding any normal debt amortization and the refinancings of the credit facility and bank term loans, which included $176.2 million of secured debt with a weighted average interest rate of 6.9% and $20 million of unsecured floating rate debt with an interest rate of 4.9%. Included in the $176.2 million was $89.8 million of floating rate secured debt. The Operating Partnership incurred a $0.5 million loss on debt extinguishments in 2005 in connection with these loan pay-downs. Approximately $350 million of real estate assets (based on undepreciated cost basis) became unencumbered after paying off the secured debt. The Operating Partnership also used some of the proceeds from its disposition activity to redeem, in August 2005 and February 2006, all of the Operating Partnership’s outstanding Series D Preferred Units and 3,200,000 of its outstanding Series B Preferred Units, aggregating $180.0 million plus accrued distributions. These reductions in outstanding debt and Preferred Unit balances were funded primarily from proceeds from property dispositions that closed in 2005 and 2006. In connection with the redemption of Preferred Units, the excess of the redemption cost over the net carrying amount of the redeemed units was recorded as a reduction to net income available for Common Unitholders. These reductions amounted to $4.3 million and $1.8 million for the third quarter of 2005 and first quarter of 2006, respectively.

In May, July, August and September 2005 and February 2006, the Operating Partnership obtained waivers from the lenders under its previous $250.0 million unsecured revolving credit facility and its various bank term loans related to timely reporting to the lenders of annual and quarterly financial statements and to covenant violations that could arise from future redemptions of Preferred Units due to the reclassification of the Preferred Units from equity to a liability during the period of time from the announcement of the redemption until the redemption is completed. The aforementioned modifications did not change the economic terms of the loans. In connection with these modifications, the Operating Partnership incurred certain loan costs that are capitalized and amortized over the remaining term of the loans. In November 2005, the Operating Partnership amended its previous $100.0 million bank term loan to extend the maturity date to July 17, 2006 and reduce the spread over the LIBOR interest rate from 130 basis points to 100 basis points. These loans were paid off in May 2006 in connection with the closing of the Operating Partnership’s new revolving credit facility.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

On May 1, 2006, the Operating Partnership obtained a new $350 million, three-year unsecured revolving credit facility from Bank of America, N.A. The Operating Partnership used $273 million of proceeds from the new revolving credit facility, together with available cash, to pay off the remaining outstanding balance of $178 million under its previous revolving credit facility and a $100 million bank term loan, both of which were terminated. Loss on debt extinguishments of approximately $0.5 million was recorded in the second quarter of 2006.

On August 8, 2006, the Operating Partnership’s revolving credit facility was amended and restated as part of a syndication with a group of 15 banks. The revolving credit facility was also upsized from $350 million to $450 million. The Operating Partnership’s revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, the Operating Partnership has an option to extend the maturity date by one additional year and, at any time prior to May 1, 2008, may request increases in the borrowing availability under the credit facility by up to an additional $50 million. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The revolving credit facility has up to $158.7 million of additional availability as of September 15, 2006.

As of the date of this filing, the Operating Partnership has not yet satisfied the requirement under the indenture governing its outstanding notes to file timely Securities and Exchange Commission (“SEC”) reports, but expects to do so as soon as practicable. Under the indenture, the notes may be accelerated if the trustee or 25% of the holders provide written notice of a default and such default remains uncured after 60 days. If the Operating Partnership failed to file its delinquent SEC reports prior to expiration of the 60-day cure period after receipt of any such default notice, the lender under the Operating Partnership’s revolving credit facility would also have the ability to accelerate amounts outstanding under the revolving credit facility. To date, neither the trustee nor any holder has sent the Operating Partnership any such default notice. The Operating Partnership is in compliance with all other covenants under the indenture and is current on all payments required thereunder.

Financing Obligations

The Operating Partnership’s financing obligations consisted of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
SF-HIW Harborview, LP financing obligation	$14,488	$14,808
Eastshore financing obligation	28,774	28,777
Capitalized ground lease obligation (1)	—	1,778
Tax increment financing obligation (2)	19,946	19,946

Total	$63,208	$65,309

(1)	This liability represents a capitalized lease obligation to the lessor of land on which the Operating Partnership owned a building. The Operating Partnership was obligated to make fixed payments to the lessor through March 2010. The net present value of these payments discounted at 7.13% is shown as a liability in the balance sheet, which accretes each month for the difference between the interest on the financing obligation and the fixed payments. The accretion would continue until the liability equals the residual value of the land. On March 31, 2005, this liability was settled as a result of the sale of the building and assumption by the buyer of the Operating Partnership’s ground lease.
(2)	In connection with tax increment financing for construction of a public garage related to an office building constructed by the Operating Partnership in 2000, the Operating Partnership is obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.9% at the inception of the obligation, is shown as a financing obligation in the balance sheet. The Operating Partnership also receives special tax revenues and property tax rebates which are intended, but not guaranteed, to provide funds to pay the special assessments.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6. RELATED PARTY TRANSACTIONS

The Operating Partnership has previously reported that it had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by Gene H. Anderson, an executive officer and director of the Company. Under the terms of the contract, the development land was purchased in phases, and the purchase price for each phase or parcel was settled in cash and/or Common Units. The price for the various parcels was based on an initial value for each parcel, adjusted for an interest factor, applied up to the closing date and also for changes in the value of the Common Units. On January 17, 2003, the Operating Partnership acquired an additional 23.5 acres of this land from GAPI, Inc. for 85,520 shares of Common Stock and $384,000 in cash for total consideration of $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by the Operating Partnership was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between the Operating Partnership and GAPI, Inc., the Operating Partnership was entitled to and received in 2003 the $1.8 million proceeds from the condemnation. In July 2003, the Operating Partnership appealed the condemnation and is currently seeking additional payment from the state; the recognition of any gain has been deferred pending resolution of the appeal process. In April 2005, the Operating Partnership acquired for cash an additional 12.1 acres of the Bluegrass Valley land from GAPI, Inc. and also settled for cash the final purchase price with GAPI, Inc. on the 4.0 acres that were taken by the Georgia Department of Transportation, which aggregated approximately $2.7 million, of which $0.7 million was recorded as a payable to GAPI, Inc. on the Operating Partnership’s financial statements as of March 31, 2005. In August 2005, the Operating Partnership acquired 12.7 acres, representing the last parcel of land to be acquired, for cash of $3.2 million. The Operating Partnership believes that the purchase price with respect to each land parcel was at or below market value. These transactions were unanimously approved by the full Board of Directors with Mr. Anderson abstaining from the vote. The contract provided that the land parcels could be paid in Common Units or in cash, at the option of the seller. This feature constituted an embedded derivative pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The embedded derivative feature was accounted for separately and adjusted based on changes in the fair value of the Common Units. This resulted in an increase to other income of $0.1 million in the first quarter of 2005 and $0.03 million in the first quarter of 2004. In the remainder of 2005, $0.3 million in expense was recorded related to the embedded derivative, which expired upon the closing of the final land transaction in August 2005.

On February 28, 2005 and April 15, 2005, the Operating Partnership sold through a third party broker three non-core industrial buildings in Winston-Salem, North Carolina to John L. Turner and certain of his affiliates for a gross sales price of approximately $27.0 million, of which $20.3 million was paid in cash and the remainder from the surrender of 256,508 Common Units. The Operating Partnership recorded a gain of approximately $4.8 million upon the closing of these sales. Mr. Turner, who was a director at the time of these transactions, retired from the Board of Directors effective December 31, 2005. The Operating Partnership believes that the purchase price paid for these assets by Mr. Turner and his affiliates was equal to their fair market value. The sales were unanimously approved by the full Board of Directors with Mr. Turner not being present to discuss or vote on the matter.

7. DERIVATIVE FINANCIAL INSTRUMENTS

The interest rate on all of the Operating Partnership’s variable rate debt is adjusted at one to three month intervals, subject to settlements under any outstanding interest rate hedge contracts. The Operating Partnership received net payments from counter parties under interest rate hedge contracts totaling $0.04 million in the three months ended March 31, 2005, which was recorded as a decrease to interest expense.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

7. DERIVATIVE FINANCIAL INSTRUMENTS - Continued

Accumulated Other Comprehensive Loss (“AOCL”) at March 31, 2005 and December 31, 2004 was $2.7 million and $2.8 million, respectively, and consisted of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt (see Note 8). The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at March 31, 2005 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.7 million.

The land purchase agreement with GAPI, Inc. described in Note 6 included an embedded derivative feature due to the price for the land parcels being determined by the fair value of Common Units, which was accounted for in accordance with SFAS No. 133.

8. OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Three Months Ended March 31,
	2005	2004
Net income	$23,096	$6,275
Other comprehensive income:
Unrealized derivative losses on cash flow hedges	(37)	(85)
Amortization of hedging gains and losses included in other comprehensive income	176	210

Total other comprehensive income	139	125

Total comprehensive income	$23,235	$6,400

9. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

As part of its business strategy, the Operating Partnership will from time to time selectively dispose of non-core properties and use the net proceeds for investments or other purposes. The table below sets forth the net operating results and net carrying value of those assets classified as discontinued operations. The assets classified as discontinued operations comprise 2.4 million square feet of office and industrial properties and 88 apartment units sold during 2004 and the first quarter of 2005 and 0.5 million square feet of property held for sale at March 31, 2005. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from the ongoing operations of the Operating Partnership to discontinued operations, and the Operating Partnership does not or will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended March 31,
	2005	2004
Rental and other revenues	$2,119	$4,524
Operating expenses:
Rental property and other expenses	474	1,736
Depreciation and amortization	136	1,003

Total operating expenses	610	2,739
Interest expense	32	31
Other income	3	11

Income before net gains on sale of discontinued operations	1,480	1,765
Net gains on sale of discontinued operations	15,724	3,748

Total discontinued operations	$17,204	$5,513

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

The net book value of property classified as discontinued operations that were held for sale at March 31, 2005 or were sold during the quarter ended March 31, 2005 aggregated approximately $41.7 million.

Certain other assets were sold during 2004 that did not meet the criteria of SFAS No. 144 to be classified as discontinued operations due to the Operating Partnership’s ongoing management and/or leasing services on behalf of the new owners.

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the three months ended March 31, 2005 and 2004, there were no properties held for sale which had a carrying value that was greater than fair value less cost to sell; therefore, no impairment losses related to assets sold or held for sale were recognized in the Consolidated Statements of Income for the three months ended March 31, 2005 and 2004.

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. For the three months ended March 31, 2005, one land parcel held for use had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss on assets held for use of $2.6 million was recorded during the three months ended March 31, 2005. During the three months ended March 31, 2004, there were no similar impairment losses recorded.

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004 (1)
Land	$1,876	$4,693
Land held for development	7,552	7,546
Buildings and tenant improvements	15,104	39,128
Development in process	—	—
Accumulated depreciation	(3,314)	(4,529)

Net real estate assets	21,218	46,838
Deferred leasing costs, net	80	124
Accrued straight-line rents receivable	165	165
Prepaid expenses and other	15	7

Total assets	$21,478	$47,134

Tenant security deposits and accrued real estate taxes (1)	$(203)	$(184)

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10. EARNINGS PER COMMON UNIT

The following table sets forth the computation of basic and diluted earnings per Common Unit:

	Three Months Ended March 31,
	2005	2004
Numerator:
Income from continuing operations	$5,892	$762
Preferred Unit distributions	(7,713)	(7,713)

(Loss) from continuing operations attributable to common unitholders	(1,821)	(6,951)
Income from discontinued operations	17,204	5,513

Net income/(loss) attributable to common unitholders	$15,383	$(1,438)

Denominator:
Denominator for basic and diluted earnings per unit - weighted-average units	59,227	58,949

Basic earnings per unit:
(Loss) from continuing operations	$(0.03)	$(0.12)
Income from discontinued operations	0.29	0.10

Net income/(loss)	$0.26	$(0.02)

Diluted earnings per unit (1):
(Loss) from continuing operations	$(0.03)	$(0.12)
Income from discontinued operations	0.29	0.10

Net income/(loss)	$0.26	$(0.02)

(1)	Pursuant to SFAS No. 128, income/(loss) from continuing operations, after preferred distributions is the controlling number in determining whether potential common units are dilutive or antidilutive. Because such potential common units would be antidilutive to loss from continuing operations allocable to common unitholders, diluted earnings per unit is the same as basic earnings per unit for the three months ended March 31, 2005 and 2004. Potential common units include stock options, warrants, shares issuable upon conversions of Common Units and unvested restricted shares, and would have amounted to approximately 0.6 million units and 0.7 million units in the three months ended March 31, 2005 and 2004, respectively. In addition, potential common units that would have been antidilutive due to the option or warrant exercise price being less than the average stock price for the periods reported were 3.3 million units and 1.9 million units at March 31, 2005 and 2004, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11. COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

The Operating Partnership maintains its cash and cash equivalent investments and its restricted cash at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Land Leases

Certain properties in the Operating Partnership’s wholly owned portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index (CPI) or on a pre-determined schedule. Land leases subject to increases under a pre-determined schedule are accounted for under the straight-line method.

For three properties, the Operating Partnership has the option to purchase the leased land during the lease term at the greater of 85.0% of appraised value or approximately $30,000 per acre.

As of March 31, 2005, the Operating Partnership’s payment obligations for future minimum payments on operating leases (which include scheduled fixed increases, but exclude increases based on CPI) were as follows:

Remainder of 2005	$872
2006	1,139
2007	1,155
2008	1,172
2009	1,215
Thereafter	44,795

$50,348

Capital Expenditures

The Operating Partnership incurs capital expenditures to lease space to its customers, maintain the quality of its existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, the Operating Partnership’s expected future capital expenditures for started and/or committed new development projects as of September 15, 2006 are approximately $249 million, which includes several projects started or committed after December 31, 2005. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

Environmental Matters

Substantially all of the Operating Partnership’s in-service properties have been subjected to Phase I environmental assessments (and, in certain instances, Phase II environmental assessments). Such assessments and/or updates have not revealed, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying Condensed Consolidated Financial Statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11. COMMITMENTS AND CONTINGENCIES - Continued

Joint Ventures

Most of the Operating Partnership’s joint venture agreements with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either the Operating Partnership or its joint venture partner if certain conditions are met as set forth in the respective joint venture agreement.

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of March 31, 2005:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(6)	Debt	$—	Various through
			11/2015
RRHWoods, LLC (2),(7)	Debt	$—	8/2006
Plaza Colonnade (2),(8)	Indirect Debt (4)	$58	12/2009
SF-HIW Harborview, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
Eastshore (Capital One) (3),(9)	Rent (4)	$—	11/2007
Capital One (3),(10)	Rent (4)	$1,278	10/2009
Industrial (3),(11)	Rent (4)	$5,394	12/2006
Industrial Environmental (3),(11)	Rent (4)	$140	Until
			Remediated
Highwoods DLF 97/26 DLF 99/32, LP (2),(12)	Rent (4)	$855	6/2008
RRHWoods, LLC and Dallas County Partners (2),(13)	Indirect Debt (4)	$649	6/2014
RRHWoods, LLC (2),(15)	Indirect Debt (4)	$63	11/2009
HIW-KC Orlando, LLC (3),(14)	Rent (4)	$574	4/2011
HIW-KC Orlando, LLC (3),(14)	Leasing Costs	$1,452	12/2024

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FIN 45 for initial recognition and measurement.
(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.
(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 because the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.
(4)	The maximum potential amount of future payments disclosed for these guarantees assumes the Operating Partnership pays the maximum possible liability under the guaranty with no offsets or reductions. If the space is leased, it assumes the existing tenant defaults at March 31, 2005 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.
(5)	As more fully described in Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2004 Annual Report on Form 10-K, in 2002 the Operating Partnership granted its partner in SF-HIW Harborview, LP a put option and entered into a master lease arrangement for five years covering vacant space in the building owned by the partnership. The Operating Partnership also agreed to pay certain tenant improvement costs. The maximum potential amount of future payments the Operating Partnership could be required to make related to the rent guarantees and tenant improvements is $1.0 million as of March 31, 2005.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11. COMMITMENTS AND CONTINGENCIES - Continued

(6)	The Operating Partnership has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments the Operating Partnership could have been required to make under the guarantees was $24.4 million at March 31, 2005. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at March 31, 2005 averaged approximately 1.86%, and mature in 2015. Guarantees of $9.3 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased or when the related loans mature. As of March 31, 2005, these buildings were 93.8% and 75.0% leased, respectively. The remaining $6.5 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will mature by May 2008. The average occupancy of the four buildings at March 31, 2005 is 93.0%. If the joint ventures are unable to repay the outstanding balances under the loans, the Operating Partnership will be required, under the terms of the agreements, to repay the outstanding balances. Recourse provisions exist to enable the Operating Partnership to recover some or all of such payments from the joint ventures’ assets and/or the other partners. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.
(7)	In connection with the RRHWoods, LLC joint venture, the Operating Partnership renewed its guarantee of $6.2 million to a bank in July 2003; this guarantee expired in August 2006 and the Operating Partnership replaced it with a master lease agreement with a new bank. The Operating Partnership and its partner are required to master lease space in the building in order to meet a specific debt service overage until the bank accepts replacement tenants. The Operating Partnership recorded a $0.7 million deferred charge included in other assets and liabilities on its Consolidated Balance Sheet with respect to this guarantee. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Operating Partnership would be required to perform under the guarantee should the joint venture be unable to repay the bonds.
(8)	On December 9, 2004, the Plaza Colonnade, LLC joint venture refinanced its construction loan with a $50.0 million non-recourse permanent loan, thereby releasing the Operating Partnership from its former guarantees of a construction loan agreement and a construction completion agreement, which arose from the formation of the joint venture to construct an office building. The $50.0 million mortgage bears a fixed interest rate of 5.72%, requires monthly principal and interest payments and matures on January 31, 2017. The Operating Partnership and its joint venture partner have signed a contingent master lease limited to 30,772 square feet for five years. The Operating Partnership’s maximum exposure under this master lease was $2.0 million as of March 31, 2005. However, the current occupancy level of the building is sufficient to cover all debt service requirements.

On March 30, 2004, the Industrial Development Authority of the City of Kansas City, Missouri issued $18.5 million in non-recourse bonds to finance public improvements made by the joint venture for the benefit of the Kansas City Missouri Public Library. Since the joint venture leases the land for the office building from the library, the joint venture was obligated to build certain public improvements. The net bond proceeds were $18.1 million and will be used for project and debt service costs. The joint venture has recorded this obligation on its balance sheet. Cash proceeds from tax increment financing revenue generated by the building and its tenants are expected to be sufficient in the future to pay the required debt service on the bonds.

(9)	As more fully described in Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2004 Annual Report on Form 10-K, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Operating Partnership agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (through November 2007). The Operating Partnership’s maximum exposure to loss under these agreements as of March 31, 2005 is $11.6 million. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010. This transaction had been accounted for as a financing transaction and was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under these guarantees became less than the related deferred gain; gain will be recognized in future periods as the maximum exposure under the guarantees is reduced.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11. COMMITMENTS AND CONTINGENCIES - Continued

(10)	In connection with an unrelated disposition of 298,000 square feet of property in 2003 (the “Capital One” transaction), which was fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Operating Partnership agreed to guarantee to the buyer, over various contingency periods through October 2009, any rent shortfalls on certain space. Because of this guarantee, in accordance with SFAS No. 66, the Operating Partnership deferred $4.4 million of the total $8.4 million gain. The deferred portion of the gain is recognized when each contingency period is concluded. As a result, the Operating Partnership recognized $1.3 million of the deferred gain in 2003 and an additional $1.7 million during 2004. The remaining deferred gain representing the Operating Partnership’s contingent liability with respect to the guarantee was $1.3 million as of March 31, 2005. As of July 2005, there were no remaining circumstances under which the Operating Partnership could be required to make payments under this guarantee. Accordingly, the remaining deferred gain was recognized in the third quarter of 2005.
(11)	In December 2003, the Operating Partnership sold 1.9 million square feet of industrial property for $58.4 million in cash, a $5.0 million note receivable that bears interest at 12.0% and a $1.7 million note receivable that bears interest at 8.0%. In addition, the Operating Partnership agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square feet of the industrial property, which is occupied by two tenants. The Operating Partnership’s contingent liability with respect to such guarantee as of March 31, 2005 is $1.2 million. The total gain as a result of the transaction was $6.0 million. Because the terms of the notes required only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $6.0 million gain was deferred and offset against the note receivable on the balance sheet and the cost recovery method was being used for this transaction. As of March 31, 2005, $5.4 million of the gain remained deferred. On June 30, 2005, the Operating Partnership agreed to modify the note receivable to reduce the amount due by $0.3 million. The modified note balance and all accrued interest aggregating $6.2 million was paid in full on July 1, 2005. Because the maximum exposure to loss from the rent guarantee at July 1, 2005 was $0.8 million, that amount of gain was deferred and $4.3 million of the deferred gain was recognized at that date. Additionally, as part of the sale, the Operating Partnership agreed to indemnify and hold the buyer harmless with respect to environmental concerns on the property of up to $0.1 million. As a result, $0.1 million of the gain was deferred at the time of sale and will remain deferred until the environmental concerns are remediated.
(12)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by the Operating Partnership. In conjunction with an overall restructuring of the tenant’s leases with the Operating Partnership and with this joint venture, the Operating Partnership agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs at that time. In turn, the Operating Partnership agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. As of March 31, 2005, the Operating Partnership recorded approximately $0.9 million in other liabilities and $0.9 million as a deferred charge in other assets on its Condensed Consolidated Balance Sheet to account for the lease guarantee. However, should new tenants occupy the vacated space during the two and a half year guarantee period, the Operating Partnership’s liability under the guarantee would diminish. The Operating Partnership’s maximum potential amount of future payments with regard to this guarantee was $1.1 million as of March 31, 2005. No recourse provisions exist to enable the Operating Partnership to recover any amounts paid to the joint venture under this lease guarantee arrangement.
(13)	RRHWoods, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million ten-year loan from a lender. As an inducement to make the loan at a 6.3% long-term rate, the Operating Partnership and its partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of March 31, 2005, the Operating Partnership expensed its share of immaterial master lease payments and recorded $0.6 million in other liabilities and $0.6 million as a deferred charge included in other assets on its Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Operating Partnership could be required to make based on the current leases in place is approximately $3.5 million as of March 31, 2005. The likelihood of the Operating Partnership paying on its $0.8 million guarantee is remote since the joint venture currently satisfies the minimum debt coverage ratio and should the Operating Partnership have to pay its portion of the guarantee, it would recover the $0.8 million from other joint venture assets.
(14)	In connection with the formation of HIW-KC Orlando, LLC, the Operating Partnership agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, the Operating Partnership agreed to guarantee the initial leasing costs, originally estimated at $4.1 million, for approximately 11% of the joint venture’s total square feet. $1.5 million is estimated to remain under the guarantee at March 31, 2005.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11. COMMITMENTS AND CONTINGENCIES - Continued

(15)	In connection with the RRHWoods, LLC joint venture, the Operating Partnership and its partner each guaranteed $2.9 million to a bank in August 2005, effective November 2005. The Operating Partnership would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Operating Partnership has recourse provisions to recover from the joint venture’s assets. The property collateralizing the bonds generates sufficient cash flow to cover the debt service required by the bond financing. In addition to the direct guarantee, the Operating Partnership is committed to a master lease for 50.0% of the debt service should the cash flow from the property not be able to pay the debt service of the bonds. As a result of this, the Operating Partnership will record $0.06 million in other liabilities and $0.06 million as a deferred charge in other assets on its Condensed Consolidated Balance Sheet at September 30, 2005.

Litigation, Claims and Assessments

The Operating Partnership is from time to time a party to a variety of legal proceedings, claims and assessments arising in the ordinary course of its business. The Operating Partnership regularly assesses the liabilities and contingencies in connection with these matters based on the latest information available. For those matters where it is probable that the Operating Partnership has incurred or will incur a loss and the loss or range of loss can be reasonably estimated, reserves are recorded in the Consolidated Financial Statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, a reasonable estimate of liability, if any, cannot be made. Based on the current expected outcome of such matters, none of these proceedings, claims or assessments is expected to have a material adverse effect on the Operating Partnership’s business, financial condition or results of operations.

In June, August and September 2006, the Operating Partnership received assessments for state excise taxes and related interest amounting to approximately $5.2 million, related to periods 2002 through 2004, and may receive additional assessments for later periods, which the Operating Partnership estimates could aggregate an additional approximate $0.7 million. The Operating Partnership believes that it is not subject to such taxes and intends to vigorously dispute the assessment. Based on advice of counsel, the Operating Partnership currently believes that any exposure for such taxes is not probable, and accordingly no provision for such taxes is reflected in the Operating Partnership’s financial statements.

As previously disclosed, the SEC’s Division of Enforcement has issued a confidential formal order of investigation in connection with the Company’s previous restatement of its financial results. Even though the Company is cooperating fully, it cannot provide any assurances that the SEC’s Division of Enforcement will not take any action that would adversely affect the Operating Partnership.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12. SEGMENT INFORMATION

The sole business of the Operating Partnership is the acquisition, development and operation of rental real estate properties. The Operating Partnership operates office, industrial and retail properties and apartment units. There are no material inter-segment transactions.

The Operating Partnership’s chief operating decision maker (“CDM”) assesses and measures operating results based upon property level net operating income. The operating results for the individual assets within each property type have been aggregated since the CDM evaluates operating results and allocates resources within the various property types.

All operations are within the United States and at March 31, 2005, no tenant of the Wholly Owned Properties comprised more than 4.1% of the Operating Partnership’s consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Rental and Other Revenues (1):
Office segment	$97,395	$100,938
Industrial segment	7,590	7,170
Retail segment	10,183	9,473
Apartment segment	292	280

Total Rental and Other Revenues	$115,460	$117,861

Net Operating Income (1):
Office segment	$62,120	$61,656
Industrial segment	5,637	5,479
Retail segment	6,946	6,377
Apartment segment	123	117

Total Net Operating Income	$74,826	$73,629
Reconciliation to income before disposition of property and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	$(35,114)	$(32,135)
Interest expense	(28,082)	(33,258)
Impairment of assets held for use	(2,572)	—
General and administrative expense	(8,238)	(11,207)
Interest and other income	2,004	1,632
Loss on debt extinguishment	(27)	—

Income/(loss) before disposition of property and equity in earnings of unconsolidated affiliates	$2,797	$(1,339)

	March 31,
	2005	2004
Total Assets (2):
Office segment	$2,497,593	$2,527,081
Industrial segment	240,473	256,340
Retail segment	254,438	259,793
Apartment segment	10,651	10,369
Corporate and other	220,548	178,479

Total Assets	$3,223,703	$3,232,062

(1)	Net of discontinued operations.
(2)	Real estate and other assets held for sale are included in this table according to the segment type.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•	speculative development activity by our competitors in our existing markets could result in an excessive supply of office, industrial and retail properties relative to tenant demand;

•	the financial condition of our tenants could deteriorate;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	we may not be able to lease or release space quickly or on as favorable terms as old leases;

•	increases in interest rates would increase our debt service costs;

•	we may not be able to meet our liquidity requirements or obtain capital on favorable terms to fund our working capital needs and growth initiatives or to repay or refinance outstanding debt upon maturity;

•	we could lose key executive officers; and

•	our southeastern and midwestern markets may suffer unexpected declines in economic growth.

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2004 Annual Report.

Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

OVERVIEW

The Operating Partnership is managed by its sole general partner, the “Company, a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Company conducts substantially all of its activities through the Operating Partnership. Other than 22.4 acres of undeveloped land and 30 apartment units, all of the Company’s assets are owned directly or indirectly by the Operating Partnership. As of March 31, 2005, the Company wholly owned or had an interest in 504 in-service office, industrial and retail properties encompassing approximately 39.5 million square feet, 543 apartment units, 1,115 acres of development land, approximately 530 acres of which are considered core holdings, and an additional five properties under development. The Company is based in Raleigh, North Carolina, and its properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about the Company can be found on its website at www.highwoods.com. Information on the Company’s website is not part of this Quarterly Report.

At March 31, 2005, the Company owned 90.2% of the Common Units in the Operating Partnership.

Results of Operations

Although we operate in the industrial, retail and apartment segments, our operating results depend heavily on our office segment. Furthermore, since more than a majority of our office properties are located in Florida, Georgia and North Carolina, economic growth in those states is and will continue to be an important determinative factor in predicting our future operating results. Accordingly, most of the analysis and comments below focus on our office properties.

The key components affecting our rental revenue stream are dispositions, acquisitions, new developments placed in service, average occupancy and rental rates. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases.

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. Rental property expenses are expenses associated with our ownership and operation of rental properties and include variable expenses, such as common area maintenance and utilities, and relatively fixed expenses, such as property taxes and insurance. Some of these variable expenses may be lower when our average occupancy declines. Fixed expenses remain relatively constant regardless of average occupancy. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy or sell assets, since we depreciate our properties on a straight-line basis over fixed lives. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs, corporate and division overhead and long-term incentive compensation. Interest expense depends upon the amount of our borrowings, the weighted average interest rates on our debt and the amount of interest capitalized on development projects.

We record in “equity in earnings of unconsolidated affiliates” our proportionate share of net income or loss, adjusted for purchase accounting effects, of our unconsolidated joint ventures.

Additionally, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires us to record net income received from properties sold or held for sale that qualify as discontinued operations under SFAS No. 144 separately as “income from discontinued operations.” As a result, we separately record revenues and expenses from these qualifying properties. As also required by SFAS No. 144, prior period results are reclassified to reflect the operations for such properties in discontinued operations.

Liquidity and Capital Resources

We incur capital expenditures to lease space to our customers and to maintain the quality of our properties to successfully compete against other properties. Tenant improvements are the costs required to customize the space for the specific needs of the customer. Lease commissions are costs incurred to find the customer for the space. Lease incentives are costs paid to or on behalf of tenants to induce them to enter into leases and that do not relate to customizing the space for the tenant’s specific needs. Building improvements are recurring capital costs not related to a customer to maintain the buildings. As leases expire, we either attempt to relet the space to an existing customer or attract a new customer to occupy the space. Generally, customer renewals require lower leasing capital expenditures than reletting to new customers. However, market conditions such as supply of available space in the market, as well as demand for space, drive not only customer rental rates but also tenant improvement costs. Leasing capital expenditures are amortized over the initial term of the lease and building improvements are depreciated over the appropriate useful life of the assets acquired. Both are included in depreciation and amortization in results of operations.

Because the Company is a REIT, our partnership agreement requires us to distribute at least enough cash for the Company to be able to distribute at least 90.0% of its REIT taxable income, excluding capital gains, to its stockholders. We generally use rents received from customers and proceeds from sales of non-core development land to fund our operating expenses, recurring capital expenditures and unitholder distributions. To fund property acquisitions, development activity or building renovations, we may sell other assets and may incur debt from time to time. Our debt generally consists of mortgage debt, unsecured debt securities and borrowings under our revolving credit facility.

Our revolving credit facility and the indenture governing our outstanding long-term unsecured debt securities require us to satisfy various operating and financial covenants and performance ratios. As a result, to ensure that we do not violate the provisions of these debt instruments, we may from time to time be limited in undertaking certain activities that may otherwise be in the best interest of our unitholders, such as repurchasing partnership units, acquiring additional assets, increasing the total amount of our debt or increasing unitholder distributions. We review our current and expected operating results, financial condition and planned strategic actions on an ongoing basis for the purpose of monitoring our continued compliance with these covenants and ratios. Any unwaived event of default could result in an acceleration of some or all of our debt, severely restrict our ability to incur additional debt to fund short- and long-term cash needs or result in higher interest expense.

To generate additional capital to fund our growth and other strategic initiatives and to lessen the risks typically associated with owning all of the interests in a property, we may sell or contribute some of our properties to joint ventures. When we create a joint venture with a strategic partner, we usually contribute one or more properties and/or vacant land to a newly formed entity in which we retain an equal or less than a majority interest. In exchange for our interest in the joint venture, we generally receive cash from the partner and retain some or all of the management income relating to the properties in the joint venture. The joint venture itself will frequently borrow money on its own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint venture or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary exceptions to non-recourse liability in non-recourse loans.

We have historically also sold additional Common Units or Preferred Units to fund additional growth or to reduce our debt, but we have limited those efforts since 1998 because funds generated from our capital recycling program in recent years have provided sufficient funds to satisfy our liquidity needs. In addition, we have recently used funds from our capital recycling program to redeem Common Units and Preferred Units for cash.

RESULTS OF OPERATIONS

In accordance with SFAS No. 144 and as described in Note 9 to the Condensed Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2004 and the first quarter of 2005 or were held for sale at March 31, 2005. Accordingly, any properties sold during 2004 and the first quarter of 2005 that did not meet certain conditions as stipulated by SFAS No. 144 were not reclassified to discontinued operations.

The following table sets forth information regarding our unaudited results of operations for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended March 31,		$ Change	% of Change
	2005	2004
Rental and other revenues	$115.5	$117.9	$(2.4)	(2.0)%
Operating expenses:
Rental property and other expenses	40.6	44.3	(3.7)	(8.4)
Depreciation and amortization	35.1	32.1	3.0	9.3
Impairment of assets held for use	2.6	—	2.6	100.0
General and administrative	8.3	11.2	(2.9)	(25.9)

Total operating expenses	86.6	87.6	(1.0)	(1.1)

Interest expense:
Contractual	25.6	27.4	(1.8)	(6.6)
Amortization of deferred financing costs	0.8	1.2	(0.4)	(33.3)
Financing obligations	1.7	4.7	(3.0)	(63.8)

	28.1	33.3	(5.2)	(15.6)

Other income/(expense):
Interest and other income	2.0	1.6	0.4	25.0
Loss on debt extinguishments	—	—	—	—

	2.0	1.6	0.4	25.0

Income/(loss) before disposition of property and equity in earnings of unconsolidated affiliates	2.8	(1.3)	4.1	315.4

Gains on disposition of property, net	0.4	0.9	(0.5)	(55.6)
Equity in earnings of unconsolidated affiliates	2.7	1.2	1.5	125.0

Income from continuing operations	5.9	0.8	5.1	637.5
Discontinued operations:
Income from discontinued operations	1.5	1.8	(0.3)	(16.7)
Net gains on sales of discontinued operations	15.7	3.7	12.0	324.3

	17.2	5.5	11.7	212.7

Net income	23.1	6.3	16.8	266.3
Distributions on Preferred Units	(7.7)	(7.7)	—	—

Net income/(loss) available for common unitholders	$15.4	$(1.4)	$16.8	1,200.0%

Rental and Other Revenues

The decrease in rental and other revenues from continuing operations was primarily the result of the contribution of certain properties to the HIW-KC Orlando joint venture formed in June of 2004, which negatively impacted rental and other revenues by approximately $5.9 million in the three months ended March 31, 2005. Partly offsetting this decrease was an increase in lease termination fees of approximately $2.3 million in 2005.

Operating Expenses

The decrease in rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) primarily resulted from the contribution of certain properties to the HIW-KC Orlando joint venture formed in June of 2004, which reduced rental and other operating expenses from continuing operations by approximately $2.5 million.

Depreciation and amortization from continuing operations increased in the first quarter of 2005 compared to first quarter of 2004 primarily from normal increases from tenant improvements and deferred leasing costs placed in service subsequent to first quarter 2004, from a building placed in service in September 2004, and from adjustments to write off unamortized balances of tenant improvements and deferred leasing costs for early lease terminations, partly offset by the effect from the contribution of properties in 2004 to the HIW-KC Orlando joint venture, as discussed above.

In the first quarter of 2005, an impairment loss of $2.6 million was recognized in connection with 46 acres of land that did not meet the criteria to be classified as held for sale, but whose carrying value was greater than its fair value less cost to sell.

The decrease in general and administrative expenses primarily relates to severance costs incurred in 2004 related to the former CEO’s retirement and increased costs of personnel and consultants in connection with implementing the Sarbanes-Oxley Act and the restatement of our financial statements in 2004, partly offset by higher long-term incentive compensation costs and higher salary, fringe benefit and employee relocation costs in 2005.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1,737 million in the three months ended March 31, 2004 to $1,564 million in the three months ended March 31, 2005, partially offset by an increase in weighted average interest rates on outstanding debt from 6.4% in the three months ended March 31, 2004 to 6.6% in the three months ended March 31, 2005. In addition, capitalized interest in 2005 was approximately $0.1 million higher compared to 2004 due to increased development activity and higher average construction and development costs.

The decrease in interest expense on financing obligations was primarily a result of the purchase of our partner’s interest in the Orlando City Group properties in MG-HIW, LLC in March 2004 which eliminated interest on the $62.5 million financing obligation (see Note 3 to the Consolidated Financial Statements in our 2004 Annual Report for additional information on real estate sales that are accounted for as financing transactions).

Gains on Disposition of Property; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $0.4 million in the three months ended March 31, 2005 compared to $0.9 million for the three months ended March 31, 2004. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period.

The increase in equity in earnings from continuing operations of unconsolidated affiliates was primarily a result of an increase related to the formation of the HIW-KC Orlando, LLC joint venture in the second quarter of 2004, which contributed approximately $0.7 million to equity in earnings from continuing operations of unconsolidated affiliates in the first quarter of 2005. In addition, the Plaza Colonnade, LLC joint venture, which was placed in service in the fourth quarter of 2004, contributed approximately $0.2 million to equity in earnings in the first quarter of 2005. In addition, certain non-recurring expenses in the Dallas County Partners joint venture decreased in the first quarter of 2005 by approximately $0.2 million.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $17.2 million and $5.5 million as discontinued operations for the three months ended March 31, 2005 and 2004, respectively. These amounts relate to 2.4 million square feet of office and industrial property and 88 apartment units sold during 2004 and the first quarter of 2005 and 0.5 million square feet of property held for sale at March 31, 2005. These amounts include gain on the sale of these properties of $15.7 million and $3.7 million in the three months ended March 31, 2005 and 2004, respectively.

Net Income

We recorded net income in the three months ended March 31, 2005 of $23.1 million, compared to $6.3 million in the three months ended March 31, 2004, resulting from the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first three months of 2004 as compared to the first three months of 2005 (in thousands):

	Three Months Ended March 31,
	2005	2004	Change
Cash Provided By Operating Activities	$30,850	$35,461	$(4,611)
Cash Provided By Investing Activities	22,697	(17,326)	40,023
Cash Used In Financing Activities	(22,565)	(22,602)	37

Total Cash Flows	$30,982	$(4,467)	$35,449

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

Cash provided by or used in investing activities generally relates to capitalized costs incurred for leasing and major building improvements and our acquisition, development, disposition and joint venture activity. During periods of significant net acquisition and/or development activity, our cash used in such investing activities will generally exceed cash provided by investing activities, which typically consists of cash received upon the sale of properties and distributions of capital from our joint ventures.

Cash used in financing activities generally relates to unitholder distributions, incurrence and repayment of debt and sales or repurchases of Common Units and Preferred Units. As discussed previously, we use a significant amount of our cash to fund unitholder distributions. Whether or not we incur significant new debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We use our revolving credit facility for working capital purposes, which means that during any given period, in order to minimize interest expense associated with balances outstanding under our revolving credit facility, we will likely record significant repayments and borrowings under our revolving credit facility.

The decrease of $4.6 million in cash provided by operating activities was primarily the result of a $10.8 million increased use of cash from net changes in operating assets and liabilities in the first quarter of 2005 compared to the first quarter of 2004, offset by higher cash flows from higher net income from operating activities in the first quarter of 2005 compared to the first quarter of 2004.

The increase of $40.0 million in cash provided by investing activities was primarily a result of an increase in proceeds for dispositions of real estate assets of approximately $32.5 million and a decrease of $10.0 million in contributions made to unconsolidated affiliates during the three months ended March 31, 2005 compared to the same period in 2004. These increases were partially offset by an increase of $4.2 million in additions to real estate assets in the first quarter of 2005 compared to the first quarter of 2004.

The decrease of $0.04 million in cash used in financing activities was primarily a result of a decrease of $62.0 million in net borrowings on the unsecured revolving credit facilities and mortgages and notes payable, offset by the $62.5 million decrease in the payments on financing obligations in the first quarter of 2005 compared to the first quarter of 2006.

In 2005, we continued our capital recycling program of selectively disposing of non-core properties or other properties in order to use the net proceeds for investments or other purposes. At March 31, 2005, we had 2.4 million square feet of properties, 88 apartment units, 31.0 acres of land and 0.5 million square feet of property classified as held for sale pursuant to SFAS No. 144 with a carrying value of $21.5 million.

Capitalization

Our total indebtedness at March 31, 2005 was approximately $1.6 billion and was comprised of $822.4 million of secured indebtedness with a weighted average interest rate of 6.9% and $760.0 million of unsecured indebtedness with a weighted average interest rate of 6.0%. As of March 31, 2005, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.4 billion.

We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

Contractual Obligations

See our 2004 Annual Report on Form 10-K for a table setting forth a summary of our known contractual obligations at December 31, 2004. The financing obligation of $28.8 million as of December 31, 2004 relating to the Eastshore transaction was eliminated as of September 30, 2005 because the transaction was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under the guarantees became less than the related gain; deferred gain will be recognized in future periods as the maximum exposure under the guarantees is reduced.

Refinancings and Preferred Unit Redemptions in 2005 and 2006

During 2005 and the first quarter of 2006, we paid off $196.2 million of outstanding loans, excluding any normal debt amortization and the refinancings of the credit facility and bank term loans, which included $176.2 million of secured debt with a weighted average interest rate of 6.9% and $20 million of unsecured floating rate debt with an interest rate of 4.9%. Included in the $176.2 million was $89.8 million of floating rate secured debt. Approximately $350 million of real estate assets (based on undepreciated cost basis) became unencumbered after paying off the secured debt. We also used some of the proceeds from our disposition activity to redeem, in August 2005 and February 2006, all of our outstanding Series D Preferred Units and 3,200,000 of our outstanding Series B Preferred Units, aggregating $180.0 million plus accrued distributions. These reductions in outstanding debt and Preferred Unit balances were funded primarily from proceeds from property dispositions that closed in 2005 and 2006. In connection with the redemption of Preferred Units, the excess of the redemption cost over the net carrying amount of the redeemed units was recorded as a reduction to net income available for common unitholders. These reductions amounted to $4.3 million and $1.8 million for the third quarter of 2005 and first quarter of 2006, respectively.

Unsecured Indebtedness

In May, July, August and September 2005 and February 2006, we obtained waivers from the lenders under our previous $250.0 million unsecured revolving credit facility and our various bank term loans related to timely reporting to the lenders of annual and quarterly financial statements and to covenant violations that could arise from future redemptions of Preferred Units due to the reclassification of the Preferred Units from equity to a liability during the period of time from the announcement of the redemption until the redemption is completed. The aforementioned modifications did not change the economic terms of the loans. In connection with these modifications, we incurred certain loan costs that are capitalized and amortized over the remaining term of the loans. In November 2005, we amended our previous $100.0 million bank term loan to extend the maturity date to July 17, 2006 and reduce the spread over the LIBOR interest rate from 130 basis points to 100 basis points. These loans were paid off in May 2006 in connection with the closing of our new revolving credit facility.

On May 1, 2006, we obtained a new $350 million, three-year unsecured revolving credit facility from Bank of America, N.A. We used $273 million of proceeds from the new revolving credit facility, together with available cash, to pay off the remaining outstanding balance of $178 million under our previous revolving credit facility and the $100 million bank term loan, both of which were terminated on May 1, 2006. In connection with these payoffs, we wrote off approximately $0.5 million in unamortized deferred financing costs in the second quarter of 2006 as a loss on debt extinguishment.

On August 8, 2006, our revolving credit facility was amended and restated as part of a syndication with a group of 15 banks. The revolving credit facility was also upsized from $350 million to $450 million. Our revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, we have an option to extend the maturity date by one additional year and, at any time prior to May 1, 2008, may request increases in the borrowing availability under the credit facility by up to an additional $50 million. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points.

Our revolving credit facility requires us to comply with customary operating covenants and various financial and operating ratios, which we believe are less stringent and more appropriately reflect our current and future business prospects than the requirements under our previous revolving credit facility. We expect to be in compliance with these provisions of our revolving credit facility for the foreseeable future. However, depending upon our future operating performance and property and financing transactions and general economic conditions, we cannot assure you that no circumstance will arise in the future that would render us unable to comply with any of these covenants.

If any of our lenders ever accelerated outstanding debt due to an event of default, we would not be able to borrow any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations. If our debt cannot be paid, refinanced or extended at maturity or upon acceleration, in addition to our failure to repay our debt, we may not be able to make distributions to unitholders at expected levels or at all. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense would adversely affect our cash flows and ability to make distributions to unitholders. Any such refinancing could also impose tighter financial ratios and other covenants that would restrict our ability to take actions that would otherwise be in our unitholders’ best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions.

As of the date of this filing, the Operating Partnership has not yet satisfied the requirement under the indenture governing its outstanding notes to file timely SEC reports, but expects to do so as soon as practicable. Under the indenture, the notes may be accelerated if the trustee or 25% of the holders provide written notice of a default and such default remains uncured after 60 days. If the Operating Partnership failed to file its delinquent SEC reports prior to expiration of the 60-day cure period after receipt of any such default notice, the lender under our revolving credit facility would also have the ability to accelerate amounts outstanding under the revolving credit facility. To date, neither the trustee nor any holder has sent us any such default notice. The Operating Partnership in compliance with all other covenants under the indenture and is current on all payments required thereunder.

Current and Future Cash Needs

Rental revenue, together with construction management, maintenance, leasing and management fees, is our principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, unitholder distributions, any guarantee obligations and recurring capital expenditures. In addition, we could incur tenant improvement costs and lease commissions related to any releasing of vacant space.

We expect to fund our short-term liquidity needs through a combination of available working capital, property dispositions, cash flows from operations and the following:

•	the selective disposition of non-core land and other assets;

•	borrowings under our revolving credit facility (which has up to $158.7 million of availability as of September 15, 2006) and under our existing $50 million secured revolving construction loan (all of which was available at September 15, 2006);

•	the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions;

•	the issuance of secured debt ; and

•	the issuance of new unsecured debt.

Our long-term liquidity needs generally include the funding of capital expenditures to lease space to our customers, maintain the quality of our existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects as of September 15, 2006 are approximately $249 million. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

Additionally, $110 million of 7.0% unsecured notes will mature in December 2006 and approximately $63 million of 8.2% secured debt will mature in February 2007. We expect to repay this debt with proceeds from pending or future disposition activity and the issuance of additional secured or unsecured debt. We also have a significant pool of unencumbered assets that could serve as collateral for additional secured debt. Although we expect to repay or refinance all of this outstanding debt on or prior to their respective maturity dates, no assurances can be given that we will be able to do so on favorable terms or at all.

Our long-term liquidity needs also include the funding of development commitments, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under our revolving credit facility and long-term unsecured debt. Our goal is to maintain a conservative and flexible balance sheet. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership, (3) borrowings under other secured construction loans that we may enter into, and (4) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayments of borrowings under our revolving credit facility. As mentioned above, we do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities or from proceeds from sales of properties.

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

Off Balance Sheet Arrangements

We have several off balance sheet joint venture and guarantee arrangements. The joint ventures were formed with unrelated investors to generate additional capital to fund property acquisitions, repay outstanding debt or fund other strategic initiatives and to lessen the risks typically associated with owning all of the interests in a property. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own to a newly formed entity in which we retain an equal or less than a majority interest. In exchange for an equal or minority interest in the joint venture, we generally receive cash from the partner and frequently retain the management income relating to the properties in the joint venture. For financial reporting purposes, certain assets we sold have been accounted for as financing arrangements.

As of March 31, 2005, our unconsolidated joint ventures had $789.6 million of total assets and $586.8 million of total liabilities as reflected in their financial statements. At March 31, 2005, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 41.5%. During the three months ended March 31, 2005, these unconsolidated joint ventures earned $5.4 million of total net income of which our share, after appropriate purchase accounting and other adjustments, was $2.7 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Condensed Consolidated Financial Statements.

As of March 31, 2005, our unconsolidated joint ventures had $561.0 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 12 to the Condensed Consolidated Financial Statements. The following table sets forth the scheduled maturities of our share of the outstanding debt of our unconsolidated joint ventures, based on our ownership interests, as of March 31, 2005 ($ in thousands):

Remainder of 2005	$2,377
2006	5,442
2007	12,513
2008	10,149
2009	14,554
Thereafter	197,461

$242,496

For additional information regarding our off-balance sheet arrangements as of December 31, 2004, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off Balance Sheet Arrangements” in our 2004 Annual Report on Form 10-K.

Financing Arrangements

For information regarding sales transactions that were accounted for as financing arrangements at December 31, 2004, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing and Profit-Sharing Arrangements” in our 2004 Annual Report on Form 10-K.

Interest Rate Hedging Activities

To meet, in part, our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

The following table sets forth information regarding our interest rate hedge contracts as of March 31, 2005 ($ in thousands):

Type of Hedge	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	Fair Market Value
Interest Rate Swap	$20,000	6/1/2005	1 month USD-LIBOR-BBA	1.590%	$65

The interest rate on all of our variable rate debt is adjusted at one and three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. During the first quarter of 2005, $41,000 was received from counter parties under interest rate hedge contracts. The interest rate swap that matured on June 1, 2005 was not renewed or extended. We currently have no outstanding interest rate hedge contracts.

As further described in Note 6 to our Condensed Consolidated Financial Statements, we had an embedded derivative as part of the land purchase arrangement with GAPI, Inc. that expired in August 2005 upon closing of the final land parcel under the arrangement.

Related Party Transactions

For information regarding related party transactions, see Note 6 to our Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

There were no changes to the critical accounting policies and estimates made by management in the three months ended March 31, 2005. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2004 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future effects, but only indicators of reasonably possible effects. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and the Notes to the Condensed Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of March 31, 2005, we had approximately $1,214 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at March 31, 2005 was approximately $1,294 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of March 31, 2005 would decrease by approximately $55.8 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of March 31, 2005 would increase by approximately $60.4 million.

As of March 31, 2005, we had approximately $348 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended March 31, 2006, our interest expense would be increased or decreased approximately $3.5 million.

For a discussion of our interest rate hedge contract in effect at March 31, 2005, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Interest Rate Hedging Activities.” If interest rates increase by 100 basis points, the fair market value of this interest rate hedge contract as of March 31, 2005 would increase by $33,000. If interest rates decrease by 100 basis points, the fair market value of this interest rate hedge contract as of March 31, 2005 would decrease by $33,000. This interest rate hedge contract matured on June 1, 2005 and was not renewed or extended. We currently have no outstanding interest rate hedge contracts.

At March 31, 2005, we had an embedded derivative as part of a land purchase arrangement, as described under Note 6 to the Condensed Consolidated Financial Statements. This embedded derivative expired in August 2005 upon closing of the final land parcel under the arrangement.

ITEM 4. CONTROLS AND PROCEDURES

GENERAL

The purpose of this section is to discuss the effectiveness of our disclosure controls and procedures and recent changes in our internal control over financial reporting. The statements in this section represent the conclusions of Edward J. Fritsch, the Company’s President and Chief Executive Officer, and Terry L. Stevens, the Company’s Vice President and Chief Financial Officer.

The Company’s CEO and CFO evaluations of our disclosure controls and procedures include a review of the controls’ objectives and design, the controls’ implementation by the Operating Partnership and the effect of the controls on the information generated for use in this Quarterly Report. We seek to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, is undertaken. Our disclosure controls and procedures are also evaluated on an ongoing basis by or through the following:

•	activities undertaken and reports issued by employees in our internal audit department;

•	quarterly sub-certifications by representatives from appropriate business and accounting functions to support the CEO and CFO’s evaluation of our controls and procedures;

•	other personnel in our finance and accounting organization;

•	members of our internal disclosure committee; and

•	members of the audit committee of the Company’s Board of Directors.

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

DISCLOSURE CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure. Based solely on the material weaknesses that existed in the Company’s internal control over financial reporting as described in its 2005 Annual Report on Form 10-K, the CEO and CFO of the Company do not believe that our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Since the Operating Partnership is not an accelerated filer, it has not yet been required under Section 404 of the Sarbanes-Oxley Act of 2002 to report on the effectiveness of its internal control over financial reporting. However, because the Company is the general partner of the Operating Partnership and conducts substantially all of its operations through the Operating Partnership, material weaknesses in the Company’s internal control over financial reporting could directly or indirectly cause a material misstatement of the Operating Partnership’s financial statements. As reported in its SEC filings, the Company’s internal control over financial reporting was not effective at December 31, 2005 due to material weaknesses that existed as of such date in: (1) the Company’s real estate asset and lease incentive accounting processes, which in turn could affect the equity in earnings of unconsolidated affiliates in its Consolidated Financial Statements for those joint ventures for which the Company is primarily responsible for the preparation of their financial statements; and (2) the Company’s journal entry approval and financial statement close processes.

Changes in the Company’s internal control over financial reporting also constitute changes in the Operating Partnership’s internal control over financial reporting. The changes described below that occurred during 2006 through the date of this filing are intended to materially improve both the Company’s internal control over financial reporting and the Operating Partnership’s internal control over financial reporting.

During 2005, we designed and implemented new and enhanced accounting processes for capitalizing interest and carrying costs during lease-up and internal leasing, development and construction costs. We also designed and implemented new and enhanced fixed asset and lease incentive accounting processes to reasonably assure the timely start of depreciation on certain building improvements, the effectiveness of fixed asset account reconciliations, the proper allocation of costs to land parcels, the proper classification and depreciation of depreciable infrastructure costs and the proper depreciation of newly constructed buildings during the lease-up phase.

During the second and third quarters of 2006 and through the date of this filing, we implemented various changes and improvements to our internal control over financial reporting relative to our real estate asset and lease incentive accounting processes and to our journal entry approval and financial statement close process. We eliminated our use of and dependence upon manually prepared spreadsheets in accumulating and consolidating restatement adjustments recorded in connection with our historical financial statements by recording in our general ledger all of the restatement adjustments related to our amended 2003 Annual Report and our 2004 Annual Report on Form 10-K (including ongoing effects of such adjustments to 2005 balances), which should reduce the likelihood of errors in our future consolidated financial statements by lessening our reliance upon such manually prepared spreadsheets in the financial statement close process. We have implemented improvements to our journal entry review and approval processes and enhanced controls over the recording and deleting of journal entries in our general ledger system which should reduce the likelihood of potential errors in future financial statements. We have also implemented revised approval procedures over signing of construction contracts and change orders to provide reasonable assurance that such matters are approved by management at appropriate levels in the Company.

We are also developing and implementing a Company-wide policy and procedures manual for use by our divisional and accounting staff, intended to reasonably assure consistent and appropriate assessment and application of GAAP. The first phase of this longer-term project has focused on the preparation of formal written policies and procedures with respect to accounting for building and tenant improvements. Second, we have conducted and plan to provide additional training for our accounting staff and employees in our various divisional operating offices to educate our personnel with respect to the accounting adjustments that were made to the historical financial statements in our 2004 Annual Report and in our amended 2003 Annual Report. Third, we engaged a search firm to assist us with the process of hiring a Chief Accounting Officer (new position).

Since the Company has not yet completed all of its planned remediation activities nor been required to undertake an evaluation of its internal control over financial reporting since December 31, 2005, no assurances can be given that the material weaknesses that existed in the Company’s internal control over financial reporting at December 31, 2005 have been sufficiently remediated as of the date of this filing. The Company’s management is working closely with the audit committee to monitor the ongoing remediation of these material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

In June, August and September 2006, we received assessments for state excise taxes and related interest amounting to approximately $5.2 million, related to periods 2002 through 2004, and may receive additional assessments for later periods, which we estimate could aggregate an additional approximate $0.7 million. We believe that we are not subject to such taxes and intend to vigorously dispute the assessment. Based on advice of counsel, we currently believe that any exposure for such taxes is not probable, and accordingly no provision for such taxes is reflected in our financial statements.

As previously disclosed, the SEC’s Division of Enforcement has issued a confidential formal order of investigation in connection with the Company’s previous restatement of its financial results. Even though the Company is cooperating fully, it cannot provide any assurances that the SEC’s Division of Enforcement will not take any action that would adversely affect the Operating Partnership.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.13	Agreement between the Operating Partnership and G-T Gateway, LLC, effective as of February 11, 2005 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005)

10.14	Agreement among Winston-Salem Industrial, LLC, the Operating Partnership and G-T Gateway, LLC, effective as of January 28, 2005 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005)

10.15	Agreement among the Operating Partnership, John L. Turner and Robert Goldman, effective as of January 28, 2005 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005)

10.16	Agreement among the Operating Partnership, John L. Turner, Robert Goldman and Henry P. Royster, Jr., effective as of February 11, 2005 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWOODS REALTY LIMITED PARTNERSHIP

By:	Highwoods Properties, Inc., as sole general partner

By:	/S/ EDWARD J. FRITSCH
Edward J. Fritsch
President and Chief Executive Officer

By:	/S/ TERRY L. STEVENS
Terry L. Stevens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 6, 2006