Form 10-Q
period 2005-06-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2006-10-06
CIK 941713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2005

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets

(Unaudited and in thousands, except per unit amounts)

	June 30, 2005	December 31, 2004
Assets:
Real estate assets, at cost:
Land	$371,895	$377,621
Buildings and tenant improvements	2,636,955	2,679,152
Development in process	59,453	26,231
Land held for development	160,629	173,673
Furniture, fixtures and equipment	22,898	22,398

	3,251,830	3,279,075
Less – accumulated depreciation	(568,271)	(549,738)

Net real estate assets	2,683,559	2,729,337
Real estate and other assets, net, held for sale	219,868	254,000
Cash and cash equivalents	44,193	24,000
Restricted cash	7,635	3,875
Accounts receivable, net	16,504	15,372
Notes receivable, net	7,549	8,393
Accrued straight-line rents receivable, net	60,563	56,840
Investments in unconsolidated affiliates	70,471	69,319
Deferred financing and leasing costs, net	59,327	60,741
Prepaid expenses and other	11,836	10,185

Total Assets	$3,181,505	$3,232,062

Liabilities, Redeemable Operating Partnership Units and Partners’ Capital:
Mortgages and notes payable	$1,579,152	$1,572,574
Accounts payable, accrued expenses and other liabilities	123,729	119,606
Financing obligations	43,871	65,309

Total Liabilities	1,746,752	1,757,489
Redeemable operating partnership units:
Common Units, 5,668,277 and 6,101,744 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively	168,688	169,018
Series A Preferred Units (liquidation preference $1,000 per unit), 104,945 units issued and outstanding at June 30, 2005 and December 31, 2004	104,945	104,945
Series B Preferred Units (liquidation preference $25 per unit), 6,900,000 units issued and outstanding at June 30, 2005 and December 31, 2004	172,500	172,500
Series D Preferred Units (liquidation preference $250 per unit), 400,000 units issued and outstanding at June 30, 2005 and December 31, 2004	100,000	100,000

Total Redeemable Operating Partnership Units	546,133	546,463

Partners’ Capital:
Common Units:
General partner Common Units, 592,965 and 595,064 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively	8,967	9,352
Limited partner Common Units, 53,035,239 and 52,809,549 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively	887,685	925,683
Deferred compensation – restricted stock and stock options	(5,468)	(4,111)
Accumulated other comprehensive loss	(2,564)	(2,814)

Total Partners’ Capital	888,620	928,110

Total Liabilities, Redeemable Operating Partnership Units and Partners’ Capital	$3,181,505	$3,232,062

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental and other revenues	$106,639	$106,447	$214,313	$215,951

Operating expenses:
Rental property and other expenses	36,654	37,411	73,794	77,982
Depreciation and amortization	29,961	30,182	61,898	59,074
Impairment of assets held for use	600	—	3,172	—
General and administrative	7,972	8,369	16,140	19,510

Total operating expenses	75,187	75,962	155,004	156,566

Interest expense:
Contractual	24,994	27,307	50,582	54,707
Amortization of deferred financing costs	838	925	1,685	2,090
Financing obligations	1,398	1,426	3,045	6,119

	27,230	29,658	55,312	62,916

Other income/(expense):
Interest and other income	1,371	1,815	3,353	3,422
Loss on debt extinguishment	(103)	(12,457)	(130)	(12,457)

	1,268	(10,642)	3,223	(9,035)

Income/(loss) before disposition of property and equity in earnings of unconsolidated affiliates	5,490	(9,815)	7,220	(12,566)

Gains on disposition of property, net	1,383	15,199	1,786	16,087
Equity in earnings of unconsolidated affiliates	2,235	1,429	4,927	2,642

Income from continuing operations	9,108	6,813	13,933	6,163
Discontinued operations:
Income from discontinued operations	2,182	2,743	4,729	5,920
Net gains and (impairments) on sales of discontinued operations	643	(3,118)	16,367	630

	2,825	(375)	21,096	6,550

Net income	11,933	6,438	35,029	12,713
Distributions on Preferred Units	(7,713)	(7,713)	(15,426)	(15,426)

Net income/(loss) attributable to common unitholders	$4,220	$(1,275)	$19,603	$(2,713)

Net income/(loss) per common unit—basic:
Income/(loss) from continuing operations	$0.02	$(0.02)	$(0.03)	$(0.16)
Income from discontinued operations	0.05	—	0.36	0.11

Net income/(loss)	$0.07	$(0.02)	$0.33	$(0.05)

Weighted average common units outstanding - basic	59,077	59,012	59,151	58,980

Net income/(loss) per common unit—diluted:
Income/(loss) from continuing operations	$0.02	$(0.02)	$(0.03)	$(0.16)
Income from discontinued operations	0.05	—	0.36	0.11

Net income/(loss)	$0.07	$(0.02)	$0.33	$(0.05)

Weighted average common units outstanding - diluted	59,942	59,012	59,151	58,980

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Capital

For the Six Months Ended June 30, 2005

(Unaudited and in thousands, except for unit amounts)

	Common Unit		Deferred Compensation	Accumulated Other Comprehensive Loss	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2004	$9,352	$925,683	$(4,111)	$(2,814)	$928,110
Issuance of Common Units	15	1,616	—	—	1,631
Redemption of Common Units	(116)	(11,459)	—	—	(11,575)
Distributions paid on Common Units	(506)	(50,059)	—	—	(50,565)
Distributions paid on Preferred Units	(154)	(15,272)	—	—	(15,426)
Net income	350	34,679	—	—	35,029
Adjustment of redeemable Common Units to fair value	(1)	(128)	—	—	(129)
Other comprehensive income	—	—	—	250	250
Issuance of restricted stock by the Company, net	15	1,405	(1,420)	—	—
Fair value of stock options issued	12	1,220	(1,232)	—	—
Amortization of restricted stock and stock options	—	—	1,295	—	1,295

Balance at June 30, 2005	$8,967	$887,685	$(5,468)	$(2,564)	$888,620

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended June 30,
	2005	2004
		(Revised- See Note 1)
Operating activities:
Net income	$35,029	$12,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,378	67,099
Amortization of lease incentives	532	485
Amortization of equity-based compensation	1,295	3,206
Amortization of deferred financing costs	1,685	2,090
Amortization of accumulated other comprehensive loss	351	407
Equity in earnings of unconsolidated affiliates	(4,927)	(2,642)
Net (gains) and impairments on disposition of property	(18,153)	(16,717)
Impairment of assets held for use	3,172	—
Loss on debt extinguishment	130	12,457
Change in financing obligations	157	1,814
Distribution of earnings from unconsolidated affiliates	4,388	2,234
Changes in operating assets and liabilities	(8,694)	(6,874)

Net cash provided by operating activities	82,343	76,272

Investing activities:
Additions to real estate assets and deferred leasing costs	(86,613)	(57,403)
Proceeds from disposition of real estate assets	106,109	91,601
Distributions of capital from unconsolidated affiliates	783	7,193
Net repayments/(investments) in notes receivable	1,399	34
Contributions to unconsolidated affiliates	—	(9,988)
Other investing activities	218	159

Net cash provided by/(used in) investing activities	21,896	31,596

Financing activities:
Distributions paid on Common Units	(50,565)	(50,437)
Distributions paid on Preferred Units	(15,426)	(15,426)
Net proceeds from the sale of Common Units	1,631	1,393
Repurchase of Common Units	(4,812)	(50)
Borrowings on revolving credit facilities	94,500	334,000
Repayment of revolving credit facilities	(79,500)	(191,000)
Borrowings on mortgages and notes payable	22,432	—
Repayments of mortgages and notes payable	(51,596)	(120,125)
Payments on financing obligation	—	(62,500)
Additions to deferred financing costs and other financing activities	(683)	(1,383)
Payments on debt extinguishments	(27)	(12,322)

Net cash (used in)/provided by financing activities	(84,046)	(117,850)

Net increase/(decrease) in cash and cash equivalents	20,193	(9,982)
Cash and cash equivalents at beginning of the period	24,000	21,474

Cash and cash equivalents at end of the period	$44,193	$11,492

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$50,912	$54,870

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net assets acquired/disposed subject to mortgage notes payable and other non-cash transactions:

	Six Months Ended June 30,
	2005	2004
Assets:
Net real estate assets	$(9,350)	$(145,705)
Restricted cash	4,000	—
Notes receivable	555	702
Investments in unconsolidated affiliates	1,766	13,828
Deferred financing and leasing costs, net	—	260
Prepaid expenses and other	—	(104)

	$(3,029)	$(131,019)

Liabilities:
Mortgages and notes payable	20,742	(136,207)
Accounts payable, accrued expenses and other liabilities	4,213	5,188
	(21,221)	—

	$3,734	$(131,019)

Partners’ Capital:	$(6,763)	$—

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Operating Partnership

Highwoods Realty Limited Partnership (the “Operating Partnership”) is managed by its sole general partner, Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Company conducts substantially all of its activities through the Operating Partnership. Other than 22.4 acres of undeveloped land and 30 apartment units, all of the Company’s assets are owned directly or indirectly by the Operating Partnership. As of June 30, 2005, the Company’s wholly owned assets included: 424 in-service office, industrial and retail properties; 156 apartment units; 1,011 acres of undeveloped land suitable for future development, of which 510 acres are considered core holdings; and an additional eight properties under development.

At June 30, 2005, the Company owned all of the preferred partnership interests (“Preferred Units”) and 90.4% of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Each Common Unit is redeemable for the cash value of one share of the Company’s common stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. During the six months ended June 30, 2005, the Company redeemed in cash or property from limited partners 433,467 Common Units, which increased the percentage of Common Units owned by the Company to 90.4% at June 30, 2005 from 89.8% at December 31, 2004. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s preferred stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights. The Redeemable Common Units and Preferred Units are accounted for in accordance with Accounting Series Release No. 268 issued by the Securities and Exchange Commission (“SEC”) because the Limited Partners holding the Common Units have the right to put any and all of the Common Units to the Operating Partnership and the Company has the right to put any and all of the Preferred Units to the Operating Partnership in exchange for their liquidation preference plus accrued and unpaid distributions in the event of a corresponding redemption by the Company of the underlying Preferred Stock.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Basis of Presentation

The Condensed Consolidated Financial Statements of the Operating Partnership are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The presentation in the Condensed Consolidated Statement of Cash Flows of operating cash flows for the six months ended June 30, 2004 has been revised by beginning with net income, rather than income from continuing operations. As more fully described in Note 9, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Condensed Consolidated Balance Sheet at December 31, 2004 and the Consolidated Statements of Income for the three and six months ended June 30, 2004 were revised from previously reported amounts to reflect in real estate and other assets held for sale and in discontinued operations the assets and operations for those properties sold or held for sale in the first six months of 2005 which qualified for discontinued operations.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure” (“SFAS No. 148”), the Operating Partnership expenses all stock options issued on or after January 1, 2003 over the vesting period based upon the fair value of the award on the date of grant. General and administrative expenses for each of the six months ended June 30, 2005 and 2004 include amortization related to the vesting of stock options granted subsequent to January 1, 2003 of $0.2 million. The unamortized value of option grants since January 1, 2003 aggregated $2.0 million at June 30, 2005. See below for the amounts that would have been deducted from net income if the Operating Partnership had elected to expense the fair value of all stock option awards that had vested rather than only those awards issued subsequent to January 1, 2003:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004		2005	2004
Net income /(loss) attributable to common unitholders– as reported	$4,220	$(1,275)		$19,603	$(2,713)
Add: Stock option expense included in reported net income	134	42	(1)	216	170	(1)
Deduct: Total stock option expense determined under fair value recognition method for all awards	(186)	(146	)(1)	(355)	(420	)(1)

Pro forma net income/(loss) attributable to common unitholders	$4,168	$(1,379)		$19,464	$(2,963)

Basic net income/(loss) per common unit – as reported	$0.07	$(0.02)		$0.33	$(0.05)
Basic net income/(loss) per common unit – pro forma	$0.07	$(0.02)		$0.33	$(0.05)
Diluted net income/(loss) per common unit – as reported	$0.07	$(0.02)		$0.33	$(0.05)
Diluted net income/(loss) per common unit – pro forma	$0.07	$(0.02)		$0.33	$(0.05)

(1)	Amounts include the effect of dividend equivalent rights.

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

Investments in unconsolidated affiliates as of June 30, 2005 and combined summarized income statements for the Operating Partnership’s unconsolidated joint ventures for the three and six months ended June 30, 2005 and 2004 are as follows:

Joint Venture	Location of Properties	Total Rentable Square Feet (000)		Ownership Interest
Board of Trade Investment Company	Kansas City, MO	166		49.00%
Dallas County Partners I, LP	Des Moines, IA	641		50.00%
Dallas County Partners II, LP	Des Moines, IA	272		50.00%
Dallas County Partners III, LP	Des Moines, IA	7		50.00%
Fountain Three	Des Moines, IA	710		50.00%
RRHWoods, LLC	Des Moines, IA	769	(1)	50.00%
Plaza Colonnade, LLC	Kansas City, MO	285		50.00%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	1,199		22.81%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	822		42.93%
Highwoods KC Glenridge Office, LP	Atlanta, GA	185		40.00%
Highwoods KC Glenridge Land, LP	Atlanta, GA	—		40.00%
HIW-KC Orlando LLC	Orlando, FL	1,272		40.00%
Concourse Center Associates, LLC	Greensboro, NC	118		50.00%
Highwoods-Markel Associates, LLC	Richmond, VA	412		50.00%
Weston Lakeside, LLC	Raleigh, NC	—		50.00%

Total		6,858

(1)	Includes 75,000 square feet for an office building under development at June 30, 2005.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Income Statements:
Revenues	$31,524	$22,231	$63,735	$43,564

Expenses:
Operating expenses	12,174	8,868	24,337	17,312
Depreciation and amortization	6,754	4,711	13,408	9,057
Interest expense and loan cost amortization	8,490	5,503	16,531	11,064

Total expenses	27,418	19,082	54,276	37,433

Net income	$4,106	$3,149	$9,459	$6,131

The Operating Partnership’s share of:
Net income (1)	$2,235	$1,429	$4,927	$2,642

Interest expense and loan cost amortization	$3,653	$2,345	$7,081	$4,735

Depreciation and amortization (real estate related)	$2,530	$1,935	$5,076	$3,851

(1)	The Operating Partnership’s share of net income differs from its weighted average ownership percentage in the joint ventures due to the Operating Partnership’s purchase accounting and other related adjustments.

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

On December 22, 2004, the Operating Partnership and Easlan Investment Group, Inc. (“Easlan”) formed The Vinings at University Center, LLC. The Operating Partnership contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50.0% equity interest and Easlan contributed $1.1 million, in the form of non-interest bearing promissory notes, for a 50.0% equity interest in the entity. Upon formation, the joint venture entered into a $9.7 million secured construction loan to complete the construction of 156 apartment units on the 7.8 acres of land. Easlan has guaranteed this construction loan, and at December 31, 2005, $7.7 million had been borrowed on the loan. The construction of the apartments was completed in the first quarter of 2006. Easlan is the manager and leasing agent for these apartment units and receives customary management fees and leasing commissions. The Operating Partnership has received development fees throughout the construction project and will receive management fees of 1.0% of gross revenues at the time the apartments are 80.0% occupied. The Operating Partnership is currently consolidating this joint venture under the provisions of FIN 46(R) because Easlan has no at-risk equity and accordingly the Operating Partnership absorbs the majority of the joint venture’s expected losses. Accordingly, the Operating Partnership’s balance sheet at June 30, 2005 includes $2.8 million of development in process and a $1.3 million construction note payable.

For additional information regarding the Operating Partnership’s investments in unconsolidated and other affiliates, see Note 2 to the Consolidated Financial Statements in the Operating Partnership’s 2004 Annual Report on Form 10-K.

3. FINANCING ARRANGEMENTS

For information regarding sale transactions that were accounted for as financing arrangements at June 30, 2005 under paragraphs 25 through 29 of SFAS No. 66, see Note 5 herein and Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2004 Annual Report on Form 10-K.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4. ASSET DISPOSITIONS - Continued

Included among the dispositions of operating properties during 2005 were the following larger transactions, all of which except the Eastshore transaction were recorded as discontinued operations. In the first quarter, the Operating Partnership sold an office building in Raleigh, North Carolina to an owner/user for gross proceeds of approximately $27.3 million. In the first and second quarters, the Operating Partnership sold industrial buildings in Winston-Salem, North Carolina for gross proceeds of approximately $27.0 million, as more fully described in Note 6 herein. In the second quarter, the Operating Partnership sold two vacant buildings in Highwoods Preserve, Tampa, Florida to an owner/user for gross proceeds of approximately $24.5 million. In the third quarter, the Operating Partnership sold all of its operating properties and certain vacant land in Charlotte, North Carolina and certain operating properties in Tampa, Florida in a single transaction for gross proceeds of approximately $228 million. In connection with this sale, the Operating Partnership closed its division office in Charlotte and incurred employee severance costs of approximately $0.6 million, which were charged to general and administrative expenses during the second and third quarters. In the third quarter, the Operating Partnership also recognized as a completed sale a transaction involving three office buildings in Richmond, Virginia that were sold in 2002 (“Eastshore”); this transaction had been accounted for as a financing due to a significant guarantee of rent under leases in the sold properties that was made by the Operating Partnership when the sale occurred in 2002, as more fully described in Note 3 to the Consolidated Financial Statements in the 2004 Annual Report on Form 10K. This transaction was recorded as a completed sale transaction in beginning at that time, July 2005 when the maximum exposure to loss under the guarantees became less than the related deferred gain; accordingly, gains of $1.7 million and $2.8 million were recognized in the remaining period of 2005 and for the nine months ended September 30, 2006, respectively. Additional gains will be recognized in the remainder of 2006 and 2007 as the maximum exposure under the guarantees is reduced. Payments made under rent guarantees after July 2005 are recorded as a reduction of the deferred gain.

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

Gains, losses and impairments on disposition of properties, net, from dispositions not classified as discontinued operations, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gains on disposition of land	$1,038	$42	$1,191	$1,078
Impairments on land	(210)	(1,872)	(210)	(1,872)
Gains on disposition of depreciable properties	555	17,029	805	16,881

Total	$1,383	$15,199	$1,786	$16,087

The above gains on land and depreciable properties include deferred gain recognition from prior sales and adjustments to prior sale transactions.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4. ASSET DISPOSITIONS - Continued

Net gains on sale and impairments of discontinued operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gains on disposition of depreciable properties	$1,340	$—	$17,064	$3,748
Impairments on disposition of depreciable properties	(697)	(3,118)	(697)	(3,118)

Total	$643	$(3,118)	$16,367	$630

See Note 9 for information on discontinued operations and impairment of long-lived assets.

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

The Operating Partnership’s consolidated mortgages and notes payable consisted of the following at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Secured mortgage loans	$814,152	$822,574
Unsecured loans	765,000	750,000

Total	$1,579,152	$1,572,574

As of June 30, 2005, the Operating Partnership’s outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.4 billion.

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

Financing Obligations

The Operating Partnership’s financing obligations consisted of the following at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
SF-HIW Harborview, LP financing obligation	$14,929	$14,808
Eastshore financing obligation (1)	8,996	28,777
Capitalized ground lease obligation (2)	—	1,778
Tax increment financing obligation (3)	19,946	19,946

Total	$43,871	$65,309

(1)	See Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2004 Annual Report for further discussion of the Eastshore transaction. The reduction in the financing obligation from December 31, 2004 to June 30, 2005 occurred because the owner of these consolidated Eastshore properties entered into a $19.8 million mortgage loan in the second quarter of 2005, which loan is included in mortgages and notes payable at June 30, 2005, and which resulted in a corresponding reduction in the net financing obligation.
(2)	This liability represents a capitalized lease obligation to the lessor of land on which the Operating Partnership owned a building. The Operating Partnership was obligated to make fixed payments to the lessor through March 2010. The net present value of these payments discounted at 7.13% is shown as a liability in the balance sheet, which accretes each month for the difference between the interest on the financing obligation and the fixed payments. The accretion would continue until the liability equals the residual value of the land. On March 31, 2005, this liability was settled as a result of the sale of the building and assumption by the buyer of the Operating Partnership’s ground lease.
(3)	In connection with tax increment financing for construction of a public garage related to an office building constructed by the Operating Partnership in 2000, the Operating Partnership is obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.9% at the inception of the obligation, is shown as a financing obligation in the balance sheet. The Operating Partnership also receives special tax revenues and property tax rebates which are intended, but not guaranteed, to provide funds to pay the special assessments.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6. RELATED PARTY TRANSACTIONS

The Operating Partnership has previously reported that it had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by Gene H. Anderson, an executive officer and director of the Company. Under the terms of the contract, the development land was purchased in phases, and the purchase price for each phase or parcel was settled in cash and/or Common Units. The price for the various parcels was based on an initial value for each parcel, adjusted for an interest factor, applied up to the closing date and also for changes in the value of the Common Units. On January 17, 2003, the Operating Partnership acquired an additional 23.5 acres of this land from GAPI, Inc. for 85,520 shares of Common Stock and $384,000 in cash for total consideration of $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by the Operating Partnership was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between the Operating Partnership and GAPI, Inc., the Operating Partnership was entitled to and received in 2003 the $1.8 million proceeds from the condemnation. In July 2003, the Operating Partnership appealed the condemnation and is currently seeking additional payment from the state; the recognition of any gain has been deferred pending resolution of the appeal process. In April 2005, the Operating Partnership acquired for cash an additional 12.1 acres of the Bluegrass Valley land from GAPI, Inc. and also settled for cash the final purchase price with GAPI, Inc. on the 4.0 acres that were taken by the Georgia Department of Transportation, which aggregated approximately $2.7 million, of which $0.7 million was recorded as a payable to GAPI, Inc. on the Operating Partnership’s financial statements as of March 31, 2005. In August 2005, the Operating Partnership acquired 12.7 acres, representing the last parcel of land to be acquired, for cash of $3.2 million. The Operating Partnership believes that the purchase price with respect to each land parcel was at or below market value. These transactions were unanimously approved by the full Board of Directors with Mr. Anderson abstaining from the vote. The contract provided that the land parcels could be paid in Common Units or in cash, at the option of the seller. This feature constituted an embedded derivative pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The embedded derivative feature was accounted for separately and adjusted based on changes in the fair value of the Common Units. This resulted in a decrease to other income of $0.2 million in the first six months of 2005 and an increase of $0.4 million in the first six months of 2004. In the remainder of 2005, $0.02 million in expense was recorded related to the embedded derivative, which expired upon the closing of the final land transaction in August 2005.

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

7. DERIVATIVE FINANCIAL INSTRUMENTS

The interest rate on all of the Operating Partnership’s variable rate debt is adjusted at one to three month intervals, subject to settlements under any outstanding interest rate hedge contracts. The Operating Partnership received net payments from counter parties under interest rate hedge contracts totaling $0.1 million in the six months ended June 30, 2005 which was recorded as a decrease to interest expense.

Accumulated Other Comprehensive Loss (“AOCL”) at June 30, 2005 and December 31, 2004 was $2.6 million and $2.8 million, respectively, and consisted of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt (see Note 8). The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at June 30, 2005 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.7 million.

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

8. OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$11,933	$6,438	$35,029	$12,713
Other comprehensive income:
Unrealized derivative gains/(losses) on cash flow hedges	(65)	187	(101)	102
Amortization of hedging gains and losses included in other comprehensive income	175	198	351	407

Total other comprehensive income	110	385	250	509

Total comprehensive income	$12,043	$6,823	$35,279	$13,222

9. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

As part of its business strategy, the Operating Partnership will from time to time selectively dispose of non-core properties and use the net proceeds for investments or other purposes. The table below sets forth the net operating results and net carrying value of those assets classified as discontinued operations. The assets classified as discontinued operations comprise 3.1 million square feet of office and industrial properties and 88 apartment units sold during 2004 and the first six months of 2005 and 2.5 million square feet of property held for sale at June 30, 2005. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from the ongoing operations of the Operating Partnership to discontinued operations, and the Operating Partnership does not or will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental and other revenues	$8,226	$12,026	$18,131	$24,907
Operating expenses:
Rental property and other expenses	3,896	5,501	7,934	10,964
Depreciation and amortization	2,167	3,779	5,480	8,025

Total operating expenses	6,063	9,280	13,414	18,989
Interest expense	—	31	32	62
Other income	19	28	44	64

Income before net gains on sale of discontinued operations	2,182	2,743	4,729	5,920
Net gains and (impairments) on sale of discontinued operations	643	(3,118)	16,367	630

Total discontinued operations	$2,825	$(375)	$21,096	$6,550

The net book value of property classified as discontinued operations that were held for sale at June 30, 2005 or were sold during the six months ended June 30, 2005 aggregated approximately $278.2 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9. DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS - Continued

Certain other assets were sold during 2004 that did not meet the criteria of SFAS No. 144 to be classified as discontinued operations due to the Operating Partnership’s ongoing management and/or leasing services on behalf of the new owners.

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the six months ended June 30, 2005, the Operating Partnership determined that two properties held for sale, which have now been sold, had a carrying value that was greater than fair value less cost to sell; therefore, an impairment loss related to assets sold of $0.7 million was recognized in the Consolidated Statements of Income for the six months ended June 30, 2005. During the six months ended June 30, 2004, the Operating Partnership recorded impairment losses of $3.1 million related to three properties sold.

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. One land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss of $2.6 million was recorded in the quarter ended March 31, 2005 and a further impairment of $0.60 million was recorded in the quarter ended June 30, 2005. There were no similar impairments on assets held for use during the six months ended June 30, 2004.

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Land	$35,262	$38,084
Land held for development	7,367	13,942
Buildings and tenant improvements	220,859	242,544
Development in process	74	139
Accumulated depreciation	(52,659)	(49,803)

Net real estate assets	210,903	244,906
Deferred leasing costs, net	4,065	4,403
Accrued straight-line rents receivable	4,769	4,679
Prepaid expenses and other	131	12

Total assets	$219,868	$254,000

Tenant security deposits and accrued real estate taxes (1)	$(2,761)	$(679)

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10. EARNINGS PER COMMON UNIT

The following table sets forth the computation of basic and diluted earnings per Common Unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic income/(loss) per unit:
Numerator:
Income from continuing operations	$9,108	$6,813	$13,933	$6,163
Preferred Unit distributions	(7,713)	(7,713)	(15,426)	(15,426)

Income/(loss) from continuing operations attributable to common unitholders	1,395	(900)	(1,493)	(9,263)
Income/(loss) from discontinued operations	2,825	(375)	21,096	6,550

Net income/(loss) attributable to common unitholders	$4,220	$(1,275)	$19,603	$(2,713)

Denominator:
Denominator for basic earnings per unit – weighted average units	59,077	59,012	59,151	58,980

Basic earnings per common unit:
Income/(loss) from continuing operations	$0.02	$(0.02)	$(0.03)	$(0.16)
Income from discontinued operations	0.05	—	0.36	0.11

Net income/(loss)	$0.07	$(0.02)	$0.33	$(0.05)

Diluted income/(loss) per unit: (1)
Numerator:
Income from continuing operations	$9,108	$6,813	$13,933	$6,163
Preferred Unit distributions	(7,713)	(7,713)	(15,426)	(15,426)

Income/(loss) from continuing operations attributable to common unitholders	1,395	(900)	(1,493)	(9,263)
Income/(loss) from discontinued operations	2,825	(375)	21,096	6,550

Net income/(loss) for diluted earnings/(loss) per unit	$4,220	$(1,275)	$19,603	$(2,713)

Denominator:
Denominator for basic earnings per unit – weighted average units	59,077	59,012	59,151	58,980
Add:
Employee stock options	667	—	—	—
Unvested restricted stock	198	—	—	—

Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversions	59,942	59,012	59,151	58,980

Diluted earnings per common unit:
Income/(loss) from continuing operations	$0.02	$(0.02)	$(0.03)	$(0.16)
Income from discontinued operations	0.05	—	0.36	0.11

Net income/(loss)	$0.07	$(0.02)	$0.33	$(0.05)

(1)	Pursuant to SFAS No. 128, income/(loss) from continuing operations, after preferred distributions is the controlling number in determining whether potential common units are dilutive or antidilutive. Because such potential common units would be antidilutive to loss from continuing operations allocable to common unitholders, diluted earnings per unit is the same as basic earnings per unit for the three months ended June 30, 2004 and for the six months ended June 30, 2005 and 2004. Potential common units include stock options, warrants, units issuable upon conversions of Common Units and unvested restricted shares, and would have amounted to approximately 0.9 million units and 0.4 million units in the three months ended June 30, 2005 and 2004 and 0.7 million units and 0.6 million units in the six months ended June 30, 2005 and 2004, respectively. In addition, potential common units that would have been antidilutive due to the option or warrant exercise price being less than the average stock price for the periods reported were 1.1 million units and 3.4 million units for the three months ended June 30, 2005 and 2004, respectively, and 5.1 million units and 2.7 million units for the six months ended June 30, 2005 and 2004, respectively.

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

As of June 30, 2005, the Operating Partnership’s payment obligations for future minimum payments on operating leases (which include scheduled fixed increases, but exclude increases based on CPI) were as follows:

Remainder of 2005	$583
2006	1,176
2007	1,197
2008	1,215
2009	1,259
Thereafter	44,845

$50,275

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

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of June 30, 2005:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(6)	Debt	$—	Various through
			11/2015
RRHWoods, LLC (2),(7)	Debt	$—	8/2006
Plaza Colonnade (2),(8)	Indirect Debt (4)	$58	12/2009
SF-HIW Harborview, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
Eastshore (Capital One) (3),(9)	Rent (4)	$—	11/2007
Capital One (3),(10)	Rent (4)	$1,191	10/2009
Industrial (3),(11)	Rent (4)	$5,163	12/2006
Industrial Environmental (3),(11)	Rent (4)	$125	Until
Highwoods DLF 97/26 DLF 99/32, LP (2),(12)	Rent (4)	$855	Remediated 6/2008
RRHWoods, LLC and Dallas County Partners (2),(13)	Indirect Debt (4)	$649	6/2014
RRHWoods, LLC (2),(15)	Indirect Debt (4)	$63	11/2009
HIW-KC Orlando, LLC (3),(14)	Rent (4)	$553	4/2011
HIW-KC Orlando, LLC (3),(14)	Leasing Costs	$1,353	12/2024

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FIN 45 for initial recognition and measurement.
(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.
(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 because the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.
(4)	The maximum potential amount of future payments disclosed for these guarantees assumes the Operating Partnership pays the maximum possible liability under the guaranty with no offsets or reductions. If the space is leased, it assumes the existing tenant defaults at June 30, 2005 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.
(5)	As more fully described in Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2004 Annual Report on Form 10-K, in 2002 the Operating Partnership granted its partner in SF-HIW Harborview, LP a put option and entered into a master lease arrangement for five years covering vacant space in the building owned by the partnership. The Operating Partnership also agreed to pay certain tenant improvement costs. The maximum potential amount of future payments the Operating Partnership could be required to make related to the rent guarantees and tenant improvements is $0.9 million as of June 30, 2005.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11. COMMITMENTS AND CONTINGENCIES - Continued

(6)	The Operating Partnership has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments the Operating Partnership could have been required to make under the guarantees was $24.2 million at June 30, 2005. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at June 30, 2005 averaged approximately 2.64%, and mature in 2015. Guarantees of $9.3 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased or when the related loans mature. As of June 30, 2005, these buildings were 97.9% and 84.7% leased, respectively. The remaining $6.3 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will mature by May 2008. The average occupancy of the four buildings at June 30, 2005 is 91.0%. If the joint ventures are unable to repay the outstanding balances under the loans, the Operating Partnership will be required, under the terms of the agreements, to repay the outstanding balances. Recourse provisions exist to enable the Operating Partnership to recover some or all of such payments from the joint ventures’ assets and/or the other partners. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.
(7)	In connection with the RRHWoods, LLC joint venture, the Operating Partnership renewed its guarantee of $6.2 million to a bank in July 2003; this guarantee expired in August 2006 and the Operating Partnership replaced it with a master lease agreement with a new bank. The Operating Partnership and its partner are required to master lease space in the building in order to meet a specific debt service overage until the bank accepts replacement tenants. The Operating Partnership recorded a $0.7 million deferred charge included in other assets and liabilities on its Consolidated Balance Sheet with respect to this guarantee. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Operating Partnership would be required to perform under the guarantee should the joint venture be unable to repay the bonds.
(8)	On December 9, 2004, the Plaza Colonnade, LLC joint venture refinanced its construction loan with a $50.0 million non-recourse permanent loan, thereby releasing the Operating Partnership from its former guarantees of a construction loan agreement and a construction completion agreement, which arose from the formation of the joint venture to construct an office building. The $50.0 million mortgage bears a fixed interest rate of 5.72%, requires monthly principal and interest payments and matures on January 31, 2017. The Operating Partnership and its joint venture partner have signed a contingent master lease limited to 30,772 square feet for five years. The Operating Partnership’s maximum exposure under this master lease was $1.9 million as of June 30, 2005. However, the current occupancy level of the building is sufficient to cover all debt service requirements.

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

(9)	As more fully described in Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2004 Annual Report on Form 10-K, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Operating Partnership agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (through November 2007). The Operating Partnership’s maximum exposure to loss under these agreements as of June 30, 2005 is $10.6 million. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010. This transaction had been accounted for as a financing transaction and was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under these guarantees became less than the related deferred gain; gain will be recognized in future periods as the maximum exposure under the guarantees is reduced.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11. COMMITMENTS AND CONTINGENCIES - Continued

(10)	In connection with an unrelated disposition of 298,000 square feet of property in 2003 (the “Capital One” transaction), which was fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Operating Partnership agreed to guarantee to the buyer, over various contingency periods through October 2009, any rent shortfalls on certain space. Because of this guarantee, in accordance with SFAS No. 66, the Operating Partnership deferred $4.4 million of the total $8.4 million gain. The deferred portion of the gain is recognized when each contingency period is concluded. As a result, the Operating Partnership recognized $1.3 million of the deferred gain in 2003 and an additional $1.7 million during 2004. The remaining deferred gain representing the Operating Partnership’s contingent liability with respect to the guarantee was $1.2 million as of June 30, 2005. As of July 2005, there were no remaining circumstances under which the Operating Partnership could be required to make payments under this guarantee. Accordingly, the remaining deferred gain was recognized in the third quarter of 2005.
(11)	In December 2003, the Operating Partnership sold 1.9 million square feet of industrial property for $58.4 million in cash, a $5.0 million note receivable that bears interest at 12.0% and a $1.7 million note receivable that bears interest at 8.0%. In addition, the Operating Partnership agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square feet of the industrial property, which is occupied by two tenants. The Operating Partnership’s contingent liability with respect to such guarantee as of June 30, 2005 is $0.8 million. The total gain as a result of the transaction was $6.0 million. Because the terms of the notes required only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $6.0 million gain was deferred and offset against the note receivable on the balance sheet and the cost recovery method was being used for this transaction. As of June 30, 2005, $5.1 million of the gain remained deferred. On June 30, 2005, the Operating Partnership agreed to modify the note receivable to reduce the amount due by $0.3 million. The modified note balance and all accrued interest aggregating $6.2 million was paid in full on July 1, 2005. Because the maximum exposure to loss from the rent guarantee at July 1, 2005 was $0.8 million, that amount of gain was deferred and $4.3 million of the deferred gain was recognized at that date. Additionally, as part of the sale, the Operating Partnership agreed to indemnify and hold the buyer harmless with respect to environmental concerns on the property of up to $0.1 million. As a result, $0.1 million of the gain was deferred at the time of sale and will remain deferred until the environmental concerns are remediated.
(12)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by the Operating Partnership. In conjunction with an overall restructuring of the tenant’s leases with the Operating Partnership and with this joint venture, the Operating Partnership agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs at that time. In turn, the Operating Partnership agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. As of June 30, 2005, the Operating Partnership recorded approximately $0.9 million in other liabilities and $0.9 million as a deferred charge in other assets on its Condensed Consolidated Balance Sheet to account for the lease guarantee. However, should new tenants occupy the vacated space during the two and a half year guarantee period, the Operating Partnership’s liability under the guarantee would diminish. The Operating Partnership’s maximum potential amount of future payments with regard to this guarantee was $1.1 million as of June 30, 2005. No recourse provisions exist to enable the Operating Partnership to recover any amounts paid to the joint venture under this lease guarantee arrangement.
(13)	RRHWoods, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million ten-year loan from a lender. As an inducement to make the loan at a 6.3% long-term rate, the Operating Partnership and its partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of June 30, 2005, the Operating Partnership expensed its share of immaterial master lease payments and recorded $0.6 million in other liabilities and $0.6 million as a deferred charge included in other assets on its Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Operating Partnership could be required to make based on the current leases in place is approximately $3.5 million as of June 30, 2005. The likelihood of the Operating Partnership paying on its $0.8 million guarantee is remote since the joint venture currently satisfies the minimum debt coverage ratio and should the Operating Partnership have to pay its portion of the guarantee, it would recover the $0.8 million from other joint venture assets.
(14)	In connection with the formation of HIW-KC Orlando, LLC, the Operating Partnership agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, the Operating Partnership agreed to guarantee the initial leasing costs, originally estimated at $4.1 million, for approximately 11% of the joint venture’s total square feet. $1.4 million is estimated to remain under the guarantee at June 30, 2005.

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

All operations are within the United States and at June 30, 2005, no tenant of the Wholly Owned Properties comprised more than 4.1% of the Operating Partnership’s consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental and Other Revenues (1):
Office segment	$88,649	$89,444	$178,258	$182,024
Industrial segment	7,182	7,386	14,772	14,557
Retail segment	10,507	9,325	20,690	18,798
Apartment segment	301	292	593	572

Total Rental and Other Revenues	$106,639	$106,447	$214,313	$215,951

Net Operating Income (1):
Office segment	$56,898	$56,792	$114,726	$113,751
Industrial segment	5,428	5,617	11,065	11,070
Retail segment	7,486	6,466	14,432	12,843
Apartment segment	173	161	296	305

Total Net Operating Income	$69,985	$69,036	$140,519	$137,969

Reconciliation to (loss)/income before disposition of property and equity of unconsolidated affiliates:
Depreciation and amortization	$(29,961)	$(30,182)	$(61,898)	$(59,074)
Interest expense	(27,230)	(29,658)	(55,312)	(62,916)
Impairment of assets held for use	(600)	—	(3,172)	—
General and administrative expense	(7,972)	(8,369)	(16,140)	(19,510)
Interest and other income	1,371	1,815	3,353	3,422
Loss on debt extinguishment	(103)	(12,457)	(130)	(12,457)

Income/(loss) before disposition of property and equity in earnings of unconsolidated affiliates	$5,490	$(9,815)	$7,220	$(12,566)

	June 30,
	2005	2004
Total Assets (2):
Office segment	$2,492,677	$2,527,081
Industrial segment	229,587	256,340
Retail segment	252,876	259,793
Apartment segment	11,779	10,369
Corporate and other	194,586	178,479

Total Assets	$3,181,505	$3,232,062

(1)	Net of discontinued operations.
(2)	Real estate and other assets held for sale are included in this table according to the segment type.

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

OVERVIEW

The Operating Partnership is managed by its sole general partner, the Company, a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Company conducts substantially all of its activities through the Operating Partnership. Other than 22.4 acres of undeveloped land and 30 apartment units, all of the Company’s assets are owned directly or indirectly by the Operating Partnership. As of June 30, 2005, the Company wholly owned or had an interest in 490 in-service office, industrial and retail properties encompassing approximately 38.8 million square feet, 541 apartment units, 1,011 acres of development land, approximately 510 acres of which are considered core holdings, and an additional eight properties under development. The Company is based in Raleigh, North Carolina, and its properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about the Company can be found on its website at www.highwoods.com. Information on the Company’s website is not part of this Quarterly Report.

At June 30, 2005, the Company owned 90.4% of the Common Units in the Operating Partnership.

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

RESULTS OF OPERATIONS

In accordance with SFAS No. 144 and as described in Note 9 to the Condensed Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2004 and the first six months of 2005 or were held for sale at June 30, 2005. Accordingly, any properties sold during 2004 and the first six months of 2005 that did not meet certain conditions as stipulated by SFAS No. 144 were not reclassified to discontinued operations.

Three Months Ended June 30, 2005 and 2004

The following table sets forth information regarding our unaudited results of operations for the three months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,		$ Change	% of Change
	2005	2004
Rental and other revenues	$106.6	$106.5	$0.1	0.1%
Operating expenses:
Rental property and other expenses	36.6	37.4	(0.8)	(2.1)
Depreciation and amortization	30.0	30.2	(0.2)	(0.7)
Impairments of assets held for use	0.6	—	0.6	100.0
General and administrative	8.0	8.4	(0.4)	(4.8)

Total operating expenses	75.2	76.0	(0.8)	(1.1)

Interest expense:
Contractual	25.0	27.4	(2.4)	(8.8)
Amortization of deferred financing costs	0.8	0.9	(0.1)	(11.1)
Financing obligations	1.4	1.4	—	—

	27.2	29.7	(2.5)	(8.4)

Other income/expense:
Interest and other income	1.4	1.9	(0.5)	(26.3)
Loss on debt extinguishment	(0.1)	(12.5)	12.4	99.2

	1.3	(10.6)	11.9	112.3

Income/(loss) before disposition of property and equity in earnings of unconsolidated affiliates	5.5	(9.8)	15.3	156.1
Gains on disposition of property, net	1.4	15.2	(13.8)	(90.8)
Equity in earnings of unconsolidated affiliates	2.2	1.4	0.8	57.1

Income from continuing operations	9.1	6.8	2.3	33.8
Discontinued operations:
Income/(loss) from discontinued operations	2.2	2.7	(0.5)	(18.5)
Net gains and (impairments) on sales of discontinued operations	0.6	(3.1)	3.7	119.4

	2.8	(0.4)	3.2	800.0

Net income	11.9	6.4	5.5	85.9
Distributions on Preferred Units	(7.7)	(7.7)	—	—

Net income/(loss) attributable to common unitholders	$4.2	$(1.3)	$5.5	423.1%

Rental and Other Revenues

Rental and other revenues from continuing operations increased by $0.1 million in the second quarter of 2005. This was primarily the result of the disposition of certain properties in 2004 that were not included in discontinued operations, which negatively impacted rental and other revenues. Offsetting this decrease was an increase in lease termination fees of approximately $2.0 million in 2005.

Operating Expenses

The decrease in rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) primarily resulted from the disposition of certain properties in 2004 and 2005 that were not included in discontinued operations, which reduced rental operating expenses, partially offset by general inflationary increases, particularly salaries, benefits, utility costs, real estate taxes and insurance and the fact that certain fixed operating expenses do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes.

One land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss of $2.6 million was recorded in the quarter ended March 31, 2005 and a further impairment of $0.6 million was recorded in the quarter ended June 30, 2005. There were no similar impairments on assets held for use during the six months ended June 30, 2004.

The decrease in general and administrative expenses primarily relates to severance costs related to the retirement of our former CEO in 2004 and increased costs of personnel and consultants in connection with implementing the Sarbanes-Oxley Act and the restatement of the Company’s financial statements in 2004, partially offset by higher long-term incentive compensation costs and higher salary, fringe benefit and employee relocation costs in the second quarter of 2005.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1,716 million in the three months ended June 30, 2004 to $1,552 million in the three months ended June 30, 2005, partially offset by an increase in weighted average interest rates on outstanding debt from 6.4% in the three months ended June 30, 2004 to 6.6% in the three months ended June 30, 2005. In addition, capitalized interest was approximately $0.7 million higher in the three months ended June 30, 2005 than in the three months ended June 30, 2004 due to increased development activity and higher average construction and development costs.

Other Income

Loss on debt extinguishments was $12.5 million in the second quarter of 2004, which represented a loss recorded related to the retirement of the $100.0 million principal amount of Exercisable Put Option Notes.

Gains on Disposition of Property; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $1.4 million in the three months ended June 30, 2005 compared to $15.2 million for the three months ended June 30, 2004. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period. The significant gain in the second quarter of 2004 primarily related to the $16.3 million gain recorded from the contribution of properties to the HIW-KC Orlando, LLC joint venture as further described in Note 4 to the Consolidated Financial Statements in the 2004 Annual Report.

The increase in equity in earnings from continuing operations of unconsolidated affiliates was primarily a result of the formation of the HIW-KC Orlando, LLC joint venture in late June 2004, which contributed approximately $0.6 million higher equity in earnings from continuing operations of unconsolidated affiliates in the second quarter of 2005 compared to the second quarter of 2004.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $2.8 million and net loss of $0.4 million as discontinued operations for the three months ended June 30, 2005 and 2004, respectively. These amounts relate to 3.1 million square feet of office and industrial properties and 88 apartment units sold during 2004 and the first six months of 2005 and 2.5 million square feet of property held for sale at June 30, 2005. These amounts include gain/(loss) on the sale of these properties of $0.6 million and $(3.1) million in the three months ended June 30, 2005 and 2004, respectively.

Preferred Unit Distributions

We recorded $7.7 million in Preferred Unit distributions in each of the three months ended June 30, 2005 and 2004.

Net Income

We recorded net income in the three months ended June 30, 2005 of $11.9 million, compared to $6.4 million in the three months ended June 30, 2004, resulting from the various factors described above.

Six Months Ended June 30, 2005 and 2004

The following table sets forth information regarding our results of operations for the six months ended June 30, 2005 and 2004 (in millions):

	Six Months Ended June 30,		$ Change	% of Change
	2005	2004
Rental and other revenues	$214.3	$216.0	$(1.7)	(0.8)%
Operating expenses:
Rental property and other expenses	73.8	78.0	(4.2)	(5.4)
Depreciation and amortization	61.9	59.1	2.8	4.7
Impairments of assets held for use	3.2	—	3.2	100.0
General and administrative	16.1	19.5	(3.4)	(17.4)

Total operating expenses	155.0	156.6	(1.6)	(1.0)

Interest expense:
Contractual	50.6	54.7	(4.1)	(7.5)
Amortization of deferred financing costs	1.7	2.1	(0.4)	(19.0)
Financing obligations	3.0	6.1	(3.1)	(50.8)

	55.3	62.9	(7.6)	(12.1)

Other income/expense:
Interest and other income	3.3	3.4	(0.1)	(2.9)
Loss on debt extinguishment	(0.1)	(12.5)	12.4	(99.2)

	3.2	(9.1)	12.3	(135.2)

Income/(loss) before disposition of property and equity in earnings of unconsolidated affiliates	7.2	(12.6)	19.8	(157.1)
Gains on disposition of property, net	1.8	16.1	(14.3)	(88.8)
Equity in earnings of unconsolidated affiliates	4.9	2.7	2.2	81.5

Income from continuing operations	13.9	6.2	7.7	124.2
Discontinued operations:
Income from discontinued operations	4.7	5.9	(1.2)	(20.3)
Net gains on sale of discontinued operations	16.4	0.6	15.8	2,633.3

	21.1	6.5	14.6	224.6

Net income	35.0	12.7	22.3	175.6
Distributions on Preferred Units	(15.4)	(15.4)	—	—

Net income/(loss) attributable to common unitholders	$19.6	$(2.7)	$22.3	825.9%

Rental and Other Revenues

The decrease in rental and other revenues from continuing operations was primarily the result of the disposition of certain properties in 2004 that were not included in discontinued operations, which negatively impacted rental and other revenues, partially offset by $4.3 million higher lease termination fees in 2005.

Operating Expenses

The decrease in rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) primarily resulted from the disposition of certain properties in 2004 that were not included in discontinued operations, which reduced rental operating expenses, partially offset by general inflationary increases, particularly salaries, benefits, utility costs, real estate taxes and insurance and the fact that certain fixed operating expenses do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes.

Depreciation and amortization from continuing operations increased in the first six months of 2005 compared to the first six months of 2004 primarily from normal increases from tenant improvements and deferred leasing costs placed in service subsequent to June 30, 2004, from a building placed in service in September 2004, and from adjustments to write off unamortized balances of tenant improvements and deferred leasing costs for early lease terminations, partly offset by the effect from the contribution of properties in 2004 to the HIW-KC Orlando joint venture, as discussed above.

One land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss of $3.2 million was recorded in the first six months of 2005. There were no similar impairments on assets held for use during the six months ended June 30, 2004.

The decrease in general and administrative expenses primarily relates to severance costs incurred in the first six months of 2004 related to the former CEO’s retirement in 2004 and increased costs of personnel and consultants in connection with implementing the Sarbanes-Oxley Act and the restatement of our financial statements in 2004, partially offset by higher long-term incentive compensation costs and higher salary, fringe benefit and employee relocation costs in the first six months of 2005.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1,726 million in the six months ended June 30, 2004 to $1,558 million in the six months ended June 30, 2005, partially offset by an increase in weighted average interest rates on outstanding debt from 6.4% in the six months ended June 30, 2004 to 6.6% in the six months ended June 30, 2005. In addition, capitalized interest in the first six months of 2005 was approximately $0.8 million higher compared to the first six months of 2004 due to increased development activity and higher average construction and development costs.

The decrease in interest expense on financing obligations was primarily a result of the purchase of our partner’s interest in the Orlando City Group properties in MG-HIW, LLC in March 2004 which eliminated interest on the $62.5 million financing obligation (see Note 3 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K for additional information on real estate sales that are accounted for as financing transactions).

Other Income

Loss on debt extinguishments was $12.5 million in the first six months of 2004, which represented a loss recorded in June 2004 related to the retirement of the Exercisable Put Option Notes.

Gains on Disposition of Property; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $1.8 million in the six months ended June 30, 2005 compared to $16.1 million for the six months ended June 30, 2004. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period. The significant net gain in the six months ended June 30, 2004 primarily related to the $16.3 million gain recorded from the contribution of properties to the HIW-KC Orlando, LLC joint venture as further described in Note 4 to the Consolidated Financial Statements in the 2004 Annual Report.

The increase in equity in earnings from continuing operations of unconsolidated affiliates was primarily a result of the formation of the HIW-KC Orlando, LLC joint venture in late June 2004, which contributed approximately $1.3 million higher equity in earnings from continuing operations of unconsolidated affiliates in the first six months of 2005 compared to the first six months of 2004. In addition, the Plaza Colonnade, LLC joint venture, which was placed in service in the fourth quarter of 2004, contributed approximately $0.3 million to equity in earnings in the first six months of 2005. In addition, certain non-recurring expenses in the Dallas County Partners joint venture occurred in the first six months of 2004, which contributed approximately $0.2 million of equity losses for 2004.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $21.1 million and $6.5 million as discontinued operations for the six months ended June 30, 2005 and 2004, respectively. These amounts relate to 3.1 million square feet of office and industrial properties and 88 apartment units sold during 2004 and the first six months of 2005 and 2.5 million square feet of property held for sale at June 30, 2005. These amounts include gain on the sale of these properties of $16.4 million and $0.6 million in the six months ended June 30, 2005 and 2004, respectively.

Net Income

We recorded net income in the six months ended June 30, 2005 of $35.0 million, compared to $12.7 million in the six months ended June 30, 2004, resulting from the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first six months of 2004 as compared to the first six months of 2005 (in thousands):

	Six Months Ended June 30,		Change
	2005	2004
Cash Provided By Operating Activities	$82,343	$76,272	$6,071
Cash Provided By Investing Activities	21,896	31,596	(9,700)
Cash Used In Financing Activities	(84,046)	(117,850)	33,804

Total Cash Flows	$20,193	$(9,982)	$30,175

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

The increase of $6.1 million in cash provided by operating activities was primarily a result of a $1.8 million increased use of cash from net changes in operating assets and liabilities in the first six months of 2005 compared to the first six months of 2004, offset by higher cash flows from higher net income from operating activities in the first six months of 2005 compared to the first six months of 2004.

The decrease of $9.7 million in cash provided by investing activities was primarily a result of the increase of $29.2 million in additions to real estate assets and deferred leasing costs and a decrease of $6.4 million in distributions received from unconsolidated affiliates. Partly offsetting these decreases was an increase of $14.5 million in proceeds from dispositions of real estate assets and a decrease of $10.0 million in contributions made to unconsolidated affiliates during the six months ended June 30, 2005 as compared to the same period in 2004.

The decrease of $33.8 million in cash used in financing activities relates primarily to a $62.5 million decrease in payments on financing obligations and a decrease of $12.3 million in payments on debt extinguishments in the first six months of 2005 as compared to the first six months of 2004. These decreases were partly offset by a decrease of $37.0 million in net repayments on the revolving credit facilities and mortgages and notes payable in the first six months of 2005 as compared to the first six months of 2004.

In 2005, we continued our capital recycling program of selectively disposing of non-core properties in order to use the net proceeds for investments or other purposes. At June 30, 2005, we had 2.5 million square feet of properties, 88 apartment units and 39.6 acres of land classified as held for sale pursuant to SFAS No. 144 with a carrying value of $219.9 million.

Capitalization

Our total indebtedness at June 30, 2005 was approximately $1.6 billion and was comprised of $814.2 million of secured indebtedness with a weighted average interest rate of 6.8% and $765.0 million of unsecured indebtedness with a weighted average interest rate of 6.2%. As of June 30, 2005, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.4 billion. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

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

As of the date of this filing, we have not yet satisfied the requirement under the indenture governing our outstanding notes to file timely SEC reports, but expect to do so as soon as practicable. Under the indenture, the notes may be accelerated if the trustee or 25% of the holders provide written notice of a default and such default remains uncured after 60 days. If we failed to file our delinquent SEC reports prior to expiration of the 60-day cure period after receipt of any such default notice, the lender under our revolving credit facility would also have the ability to accelerate amounts outstanding under the revolving credit facility. To date, neither the trustee nor any holder has sent us any such default notice. We are in compliance with all other covenants under the indenture and are current on all payments required thereunder.

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

As of June 30, 2005, our unconsolidated joint ventures had $792.4 million of total assets and $588.5 million of total liabilities as reflected in their financial statements. At June 30, 2005, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 41.6%. During the six months ended June 30, 2005, these unconsolidated joint ventures earned $9.5 million of total net income of which our share, after appropriate purchase accounting and other adjustments, was $4.9 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Condensed Consolidated Financial Statements.

As of June 30, 2005, our unconsolidated joint ventures had $559.3 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 12 to the Condensed Consolidated

Financial Statements. The following table sets forth the scheduled maturities of our share of the outstanding debt of our unconsolidated joint ventures, based on our ownership interests, as of June 30, 2005 ($ in thousands):

Remainder of 2005	$1,599
2006	5,442
2007	12,513
2008	10,149
2009	14,554
Thereafter	197,461

$241,718

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

The interest rate on all of our variable rate debt is adjusted at one and three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. During the second quarter of 2005, $0.07 million was received from counter parties under interest rate hedge contracts. The interest rate swap that matured on June 1, 2005 was not renewed or extended. We currently have no outstanding interest rate hedge contracts.

As further described in Note 6 to the Condensed Consolidated Financial Statements, we had an embedded derivative as part of the land purchase arrangement with GAPI, Inc. that expired in August 2005 upon closing of the final land parcel under the arrangement.

Related Party Transactions

For information regarding related party transactions, see Note 6 to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

There were no changes to the critical accounting policies and estimates made by management in the six months ended June 30, 2005. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2004 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future effects, but only indicators of reasonably possible effects. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and the Notes to the Condensed Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We had no interest rate hedge contracts in effect at June 30, 2005.

As of June 30, 2005, we had approximately $1,190 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at June 30, 2005 was approximately $1,294 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of June 30, 2005 would decrease by approximately $55.9 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of June 30, 2005 would increase by approximately $60.6 million.

As of June 30, 2005, we had approximately $389 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended June 30, 2006, our interest expense would be increased or decreased approximately $3.9 million.

At June 30, 2005, we had an embedded derivative as part of a land purchase arrangement, as described under Note 6 to the Condensed Consolidated Financial Statements. This embedded derivative expired in August 2005 upon closing of the final land parcel under the arrangement.

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

By: Highwoods Properties Inc., as sole general partner

By:	/s/ EDWARD J. FRITSCH
Edward J. Fritsch
President and Chief Executive Officer

By:	/s/ TERRY L. STEVENS
Terry L. Stevens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 6, 2006