Form 10-Q
period 2005-09-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2006-10-06
CIK 941713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2005

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets

(Unaudited and in thousands, except per unit amounts)

	September 30, 2005	December 31, 2004
Assets:
Real estate assets, at cost:
Land	$368,811	$411,750
Buildings and tenant improvements	2,627,102	2,892,244
Development in process	65,169	26,371
Land held for development	160,033	176,003
Furniture, fixtures and equipment	22,533	22,398

	3,243,648	3,528,766
Less – accumulated depreciation	(585,916)	(596,525)

Net real estate assets	2,657,732	2,932,241
Real estate and other assets, net, held for sale	9,682	42,376
Cash and cash equivalents	517	24,000
Restricted cash	2,547	3,875
Accounts receivable, net	17,524	15,372
Notes receivable, net	9,403	8,393
Accrued straight-line rents receivable, net	61,485	61,256
Investments in unconsolidated affiliates	69,272	69,319
Deferred financing and leasing costs, net	58,974	65,039
Prepaid expenses and other	11,828	10,191

Total Assets	$2,898,964	$3,232,062

Liabilities, Redeemable Operating Partnership Units and Partners’ Capital:
Mortgages and notes payable	$1,441,081	$1,572,574
Accounts payable, accrued expenses and other liabilities	130,620	119,606
Financing obligations	34,952	65,309

Total Liabilities	1,606,653	1,757,489
Redeemable operating partnership units:
Common Units, 5,492,940 and 6,101,744 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively	162,097	169,018
Series A Preferred Units (liquidation preference $1,000 per unit), 104,945 units issued and outstanding at September 30, 2005 and December 31, 2004	104,945	104,945
Series B Preferred Units (liquidation preference $25 per unit), 5,700,000 and 6,900,000 units issued and outstanding at September 30, 2005 and December 31, 2004	142,500	172,500
Series D Preferred Units (liquidation preference $250 per unit), no units outstanding at September 30, 2005 and 400,000 units issued and outstanding at December 31, 2004	—	100,000

Total Redeemable Operating Partnership Units	409,542	546,463

Partners’ Capital:
Common Units:
General partner Common Units, 591,144 and 595,064 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively	8,898	9,352
Limited partner Common Units, 53,030,271 and 52,809,549 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively	880,886	925,683
Deferred compensation - restricted stock and stock options	(4,627)	(4,111)
Accumulated other comprehensive loss	(2,388)	(2,814)

Total Partners’ Capital	882,769	928,110

Total Liabilities, Redeemable Operating Partnership Units and Partners’ Capital	$2,898,964	$3,232,062

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Rental and other revenues	$106,524	$102,026	$320,031	$317,310

Operating expenses:
Rental property and other expenses	39,704	36,605	113,180	114,279
Depreciation and amortization	29,887	29,657	91,607	88,559
Impairment of assets held for use	4,415	—	7,587	—
General and administrative	7,765	10,833	23,905	30,343

Total operating expenses	81,771	77,095	236,279	233,181

Interest expense:
Contractual	24,490	25,501	75,072	80,208
Amortization of deferred financing costs	823	782	2,508	2,872
Financing obligations	1,073	1,378	4,118	7,497

	26,386	27,661	81,698	90,577

Other income/(expense):
Interest and other income	2,038	1,503	5,392	4,921
Settlement of bankruptcy claim	—	14,435	—	14,435
Loss on debt extinguishment	(323)	—	(453)	(12,457)

	1,715	15,938	4,939	6,899

Income before disposition of property and equity in earnings of unconsolidated affiliates	82	13,208	6,993	451
Gains on disposition of property, net	9,693	2,657	11,479	18,744
Equity in earnings of unconsolidated affiliates	1,917	2,511	6,844	5,153

Income from continuing operations	11,692	18,376	25,316	24,348
Discontinued operations:
Income from discontinued operations	635	3,550	5,673	9,661
Net gains on sale and (impairment) of discontinued operations, including a gain from a related party transaction of $4,816 in the nine months ended September 30, 2005	11,146	679	27,513	1,309

	11,781	4,229	33,186	10,970

Net income	23,473	22,605	58,502	35,318
Distributions on Preferred Units	(6,699)	(7,713)	(22,125)	(23,139)
Excess of Preferred Unit redemption cost over carrying value	(4,272)	—	(4,272)	—

Net income available to common unitholders	$12,502	$14,892	$32,105	$12,179

Net income per common unit—basic:
Income/(loss) from continuing operations	$0.01	$0.18	$(0.02)	$0.02
Income from discontinued operations	0.20	0.07	0.56	0.19

Net income	$0.21	$0.25	$0.54	$0.21

Weighted average common units outstanding - basic	58,919	59,124	59,081	59,029

Net income per common unit—diluted:
Income/(loss) from continuing operations	$0.01	$0.18	$(0.02)	$0.02
Income from discontinued operations	0.20	0.07	0.56	0.18

Net income	$0.21	$0.25	$0.54	$0.20

Weighted average common units outstanding - diluted	60,077	59,582	59,081	59,551

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Capital

For the Nine Months Ended September 30, 2005

(Unaudited and in thousands, except for unit amounts)

	Common Unit			Accumulated Other Comprehensive Loss	Total Partners’ Capital
	General Partner’s Capital	Limited Partners’ Capital	Deferred Compensation

Balance at December 31, 2004	$9,352	$925,683	$(4,111)	$(2,814)	$928,110
Issuance of Common Units	16	1,629	—	—	1,645
Redemption of Common Units	(169)	(16,677)	—	—	(16,846)
Distributions paid on Common Units	(757)	(74,938)	—	—	(75,695)
Distributions paid on Preferred Units	(221)	(21,904)	—	—	(22,125)
Net income	585	57,917	—	—	58,502
Adjustment of redeemable Common Units to fair value	69	6,823	—	—	6,892
Other comprehensive income	—	—	—	426	426
Issuance of restricted stock by the Company, net	11	1,133	(1,144)	—	—
Fair value of stock options issued	12	1,220	(1,232)	—	—
Amortization of restricted stock and stock options	—	—	1,860	—	1,860

Balance at September 30, 2005	$8,898	$880,886	$(4,627)	$(2,388)	$882,769

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2005	2004
		(Revised - See Note 1)
Operating activities:
Net income	$58,502	$35,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,312	100,199
Amortization of lease incentives	706	725
Amortization of equity-based compensation	1,860	4,046
Amortization of deferred financing costs	2,508	2,872
Amortization of accumulated other comprehensive loss	527	582
Equity in earnings of unconsolidated affiliates	(6,844)	(5,153)
Net (gains) and impairment on disposition of property	(38,992)	(20,053)
Impairment of assets held for use	7,587	500
Loss on debt extinguishment	453	12,457
Changes in financing obligation	235	1,477
Distributions of earnings from unconsolidated affiliates	6,306	4,146
Changes in operating assets and liabilities	(7,643)	(6,058)

Net cash provided by operating activities	122,517	131,058

Investing activities:
Additions to real estate assets and deferred leasing costs	(122,425)	(92,371)
Proceeds from disposition of real estate assets	342,710	113,013
Distributions of capital from unconsolidated affiliates	1,871	8,778
Net repayments/(investments) in notes receivable	4,174	947
Contributions to unconsolidated affiliates	—	(10,366)
Other investing activities	108	278

Net cash provided by/(used in) investing activities	226,438	20,279

Financing activities:
Distributions paid on Common Units	(75,695)	(75,694)
Dividends paid on Preferred Units	(22,125)	(23,139)
Net proceeds from the sale of Common Units	1,645	1,439
Repurchase of Preferred Units	(130,000)	—
Repurchase of Common Units	(10,082)	(483)
Borrowings on revolving credit facilities	109,000	356,000
Repayment of revolving credit facilities	(121,000)	(206,000)
Borrowings on mortgages and notes payable	28,281	—
Repayment of mortgages and notes payable	(151,793)	(127,509)
Payments on financing obligation	—	(62,500)
Additions to deferred financing costs and other financing activities	(414)	(2,419)
Payments on debt extinguishment	(255)	(12,457)

Net cash (used in)/provided by financing activities	(372,438)	(152,762)

Net increase/(decrease) in cash and cash equivalents	(23,483)	(1,425)
Cash and cash equivalents at beginning of the period	24,000	21,474

Cash and cash equivalents at end of the period	$517	$20,049

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$73,174	$77,568

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net assets acquired/disposed subject to mortgage notes payable and other non-cash transactions:

	Nine Months Ended September 30,
	2005	2004
Assets:
Net real estate assets	$(23,985)	$(147,439)
Accounts receivable	10	—
Notes receivable	—	702
Accrued straight-line rents receivable	(434)	—
Investments in unconsolidated affiliates	1,553	13,828
Deferred financing and leasing costs, net	(61)	260
Prepaid expenses and other	(268)	(104)

	$(23,185)	$(132,753)

Liabilities:
Mortgages and notes payable	4,019	(136,207)
Accounts payable, accrued expenses and other liabilities	9,777	3,454
Financing obligation	(30,218)	—

	$(16,422)	$(132,753)

Partners’ Capital:	$(6,763)	$—

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Operating Partnership

Highwoods Realty Limited Partnership (the “Operating Partnership”) is managed by its sole general partner, Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Company conducts substantially all of its activities through the Operating Partnership. Other than 22.4 acres of undeveloped land and 30 apartment units, all of the Company’s assets are owned directly or indirectly by the Operating Partnership. As of September 30, 2005, the Company’s wholly owned assets included: 385 in-service office, industrial and retail properties; 96 apartment units; 988 acres of undeveloped land suitable for future development, of which 510 acres are considered core holdings; and an additional seven properties under development.

At September 30, 2005, the Company owned all of the preferred partnership interests (“Preferred Units”) and 90.7% of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Each Common Unit is redeemable for the cash value of one share of the Company’s common stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. During the nine months ended September 30, 2005, the Company redeemed in cash or property from limited partners 608,804 Common Units, which increased the percentage of Common Units owned by the Company to 90.7% at September 30, 2005 from 89.8% at December 31, 2004. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s preferred stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights. The Redeemable Common Units and Preferred Units are accounted for in accordance with Accounting Series Release No. 268 issued by the Securities and Exchange Commission (“SEC”) because the Limited Partners holding the Common Units have the right to put any and all of the Common Units to the Operating Partnership and the Company has the right to put any and all of the Preferred Units to the Operating Partnership in exchange for their liquidation preference plus accrued and unpaid distributions in the event of a corresponding redemption by the Company of the underlying Preferred Stock.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Basis of Presentation

The Condensed Consolidated Financial Statements of the Operating Partnership are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The presentation in the Condensed Consolidated Statement of Cash Flows of operating cash flows for the nine months ended September 30, 2004 have been revised by beginning with net income, rather than income from continuing operations. As more fully described in Note 9, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Condensed Consolidated Balance Sheet at December 31, 2004 and the Consolidated Statement of Income for the three and nine months ended September 30, 2004 were revised from previously reported amounts to reflect in real estate and other assets held for sale and in discontinued operations the assets and operations for those properties sold or held for sale in the first nine months of 2005 which qualified for discontinued operations.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure” (“SFAS No. 148”), the Operating Partnership expenses all stock options issued on or after January 1, 2003 over the vesting period based upon the fair value of the award on the date of grant. General and administrative expenses for the nine months ended September 30, 2005 and 2004 include amortization related to the vesting of stock options granted subsequent to January 1, 2003 of $0.4 million and $0.3 million, respectively. The unamortized value of option grants since January 1, 2003 aggregated $1.9 million at September 30, 2005. See below for the amounts that would have been deducted from net income if the Operating Partnership had elected to expense the fair value of all stock option awards that had vested rather than only those awards issued subsequent to January 1, 2003:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004		2005	2004
Net income available for common unitholders– as reported	$12,502	$14,892		$32,105	$12,179
Add: Stock option expense included in reported net income	134	70	(1)	350	240	(1)
Deduct: Total stock option expense determined under fair value recognition method for all awards	(186)	(174	)(1)	(541)	(593	)(1)

Pro forma net income available for common unitholders	$12,450	$14,788		$31,914	$11,826

Basic net income per common unit – as reported	$0.21	$0.25		$0.54	$0.21
Basic net income per common unit – pro forma	$0.21	$0.25		$0.54	$0.20
Diluted net income per common unit – as reported	$0.21	$0.25		$0.54	$0.20
Diluted net income per common unit – pro forma	$0.21	$0.25		$0.54	$0.19

(1)	Amounts include the effect of dividend equivalent rights.

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

Investments in unconsolidated affiliates as of September 30, 2005 and combined summarized income statements for our unconsolidated joint ventures for the three and nine months ended September 30, 2005 and 2004 are as follows:

Joint Venture	Location of Properties	Total Rentable Square Feet (000)		Ownership Interest
Board of Trade Investment Company	Kansas City, MO	166		49.00%
Dallas County Partners I, LP	Des Moines, IA	641		50.00%
Dallas County Partners II, LP	Des Moines, IA	272		50.00%
Dallas County Partners III, LP	Des Moines, IA	7		50.00%
Fountain Three	Des Moines, IA	710		50.00%
RRHWoods, LLC	Des Moines, IA	769	(1)	50.00%
Plaza Colonnade, LLC	Kansas City, MO	285		50.00%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	1,199		22.81%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	822		42.93%
Highwoods KC Glenridge Office, LP	Atlanta, GA	185		40.00%
Highwoods KC Glenridge Land, LP	Atlanta, GA	—		40.00%
HIW-KC Orlando LLC	Orlando, FL	1,272		40.00%
Concourse Center Associates, LLC	Greensboro, NC	118		50.00%
Highwoods-Markel Associates, LLC	Richmond, VA	412		50.00%
Weston Lakeside, LLC	Raleigh, NC	—		50.00%

Total		6,858

(1)	Includes 75,000 square feet for an office building under development at September 30, 2005.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Income Statements:
Revenues	$31,888	$29,999	$95,623	$73,563

Expenses:
Operating expenses	12,940	11,492	37,277	28,804
Depreciation and amortization	6,862	5,257	20,270	14,314
Interest expense and loan cost amortization	8,484	7,605	25,015	18,669

Total expenses	28,286	24,354	82,562	61,787

Net income	$3,602	$5,645	$13,061	$11,776

The Operating Partnership’s share of:
Net income (1)	$1,917	$2,511	$6,844	$5,153

Interest expense and loan cost amortization	$3,651	$3,208	$10,732	$7,944

Depreciation and amortization (real estate related)	$2,684	$2,303	$7,760	$6,154

(1)	The Operating Partnership’s share of net income differs from its weighted average ownership percentage in the joint ventures due to the Operating Partnership’s purchase accounting and other related adjustments.

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

On December 22, 2004, the Operating Partnership and Easlan Investment Group, Inc. (“Easlan”) formed The Vinings at University Center, LLC. The Operating Partnership contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50.0% equity interest and Easlan contributed $1.1 million, in the form of non-interest bearing promissory notes, for a 50.0% equity interest in the entity. Upon formation, the joint venture entered into a $9.7 million secured construction loan to complete the construction of 156 apartment units on the 7.8 acres of land. Easlan has guaranteed this construction loan, and at December 31, 2005, $7.7 million had been borrowed on the loan. The construction of the apartments was completed in the first quarter of 2006. Easlan is the manager and leasing agent for these apartment units and receives customary management fees and leasing commissions. The Operating Partnership has received development fees throughout the construction project and will receive management fees of 1.0% of gross revenues at the time the apartments are 80.0% occupied. The Operating Partnership is currently consolidating this joint venture under the provisions of FIN 46(R) because Easlan has no at-risk equity and accordingly the Operating Partnership absorbs the majority of the joint venture’s expected losses. Accordingly, the Operating Partnership’s balance sheet at September 30, 2005 includes $5.8 million of development in process and a $4.4 million construction note payable.

For additional information regarding the Operating Partnership’s investments in unconsolidated and other affiliates, see Note 2 to the Consolidated Financial Statements in the Operating Partnership’s 2004 Annual Report on Form 10-K.

3. FINANCING ARRANGEMENTS

For information regarding sale transactions that were accounted for as financing arrangements at September 30, 2005 under paragraphs 25 through 29 of SFAS No. 66, see Note 5 herein and Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2004 Annual Report on Form 10-K.

4. ASSET DISPOSITIONS

During 2005 and the nine months ended September 30, 2006, the Operating Partnership’s dispositions consisted of the following:

	2005				2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Operating properties (square feetin thousands)	1,179	690	2,733	263	1,999	—	292
Land held for development (acres)	—	77.4	50.0	71.8	60.6	6.6	11.5
Gross sale proceeds on operating properties	$61,199	$39,900	$264,558	$20,563	$153,900	$—	$22,787
Gross sale proceeds on development land	$—	$14,190	$3,134	$7,795	$6,087	$1,600	$4,200

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4. ASSET DISPOSITIONS - Continued

Included among the dispositions of operating properties during 2005 were the following larger transactions, all of which except the Eastshore transaction were recorded as discontinued operations. In the first quarter, the Operating Partnership sold an office building in Raleigh, North Carolina to an owner/user for gross proceeds of approximately $27.3 million. In the first and second quarters, the Operating Partnership sold industrial buildings in Winston-Salem, North Carolina for gross proceeds of approximately $27.0 million, as more fully described in Note 6 herein. In the second quarter, the Operating Partnership sold two vacant buildings in Highwoods Preserve, Tampa, Florida to an owner/user for gross proceeds of approximately $24.5 million. In the third quarter, the Operating Partnership sold all of its operating properties and certain vacant land in Charlotte, North Carolina and certain operating properties in Tampa, Florida in a single transaction for gross proceeds of approximately $228 million. In connection with this sale, the Operating Partnership closed its division office in Charlotte and incurred employee severance costs of approximately $0.6 million, which were charged to general and administrative expenses during the second and third quarters. In the third quarter, the Operating Partnership also recognized as a completed sale a transaction involving three office buildings in Richmond, Virginia that were sold in 2002 (“Eastshore”); this transaction had been accounted for as a financing due to a significant guarantee of rent under leases in the sold properties that was made by the Operating Partnership when the sale occurred in 2002, as more fully described in Note 3 to the Consolidated Financial Statements in the 2004 Annual Report on Form 10K. This transaction was recorded as a completed sale transaction in July 2005 when the maximum exposure to loss under the guarantees became less than the related deferred gain; accordingly, gain of $1.7 million and $2.8 million was recognized in 2005 and for the nine months ended September 30, 2006, respectively. An additional gain will be recognized in the remainder of 2006 and 2007 as the maximum exposure under the guarantees is reduced. Payments made under rent guarantees after July 2005 are recorded as a reduction of the deferred gain.

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

Gains, losses and impairments on disposition of properties, net, from dispositions not classified as discontinued operations, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gains on disposition of land, net	$4,799	$1,183	$5,990	$2,261
Impairments on land	(59)	(100)	(269)	(1,972)
Gains on disposition of depreciable properties, net	4,953	1,574	5,758	18,455

Total	$9,693	$2,657	$11,479	$18,744

The above gains on land and depreciable properties include deferred gain recognition from prior sales and adjustments to prior sale transactions.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4. ASSET DISPOSITIONS - Continued

Net gains on sale and impairments of discontinued operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gains on disposition of depreciable properties	$11,146	$679	$28,210	$4,427
Impairments on disposition of depreciable properties	—	—	(697)	(3,118)

Total	$11,146	$679	$27,513	$1,309

See Note 9 for information on discontinued operations and impairment of long-lived assets.

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

The Operating Partnership’s consolidated mortgages and notes payable consisted of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Secured mortgage loans	$723,081	$822,574
Unsecured loans	718,000	750,000

Total	$1,441,081	$1,572,574

As of September 30, 2005, the Operating Partnership’s outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.3 billion.

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

Financing Obligations

The Operating Partnership’s financing obligations consisted of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
SF-HIW Harborview, LP financing obligation	$15,006	$14,808
Eastshore financing obligation (1)	—	28,777
Capitalized ground lease obligation (2)	—	1,778
Tax increment financing obligation (3)	19,946	19,946

Total	$34,952	$65,309

(1)	See Note 4 for further discussion.
(2)	This liability represents a capitalized lease obligation to the lessor of land on which the Operating Partnership owned a building. The Operating Partnership was obligated to make fixed payments to the lessor through March 2010. The net present value of these payments discounted at 7.13% is shown as a liability in the balance sheet, which accretes each month for the difference between the interest on the financing obligation and the fixed payments. The accretion would continue until the liability equals the residual value of the land. On March 31, 2005, this liability was settled as a result of the sale of the building and assumption by the buyer of the Operating Partnership’s ground lease.
(3)	In connection with tax increment financing for construction of a public garage related to an office building constructed by the Operating Partnership in 2000, the Operating Partnership is obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.9% at the inception of the obligation, is shown as a financing obligation in the balance sheet. The Operating Partnership also receives special tax revenues and property tax rebates which are intended, but not guaranteed, to provide funds to pay the special assessments.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6. RELATED PARTY TRANSACTIONS

The Operating Partnership has previously reported that it had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by Gene H. Anderson, an executive officer and director of the Company. Under the terms of the contract, the development land was purchased in phases, and the purchase price for each phase or parcel was settled in cash and/or Common Units. The price for the various parcels was based on an initial value for each parcel, adjusted for an interest factor, applied up to the closing date and also for changes in the value of the Common Units. On January 17, 2003, the Operating Partnership acquired an additional 23.5 acres of this land from GAPI, Inc. for 85,520 shares of Common Stock and $384,000 in cash for total consideration of $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by the Operating Partnership was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between the Operating Partnership and GAPI, Inc., the Operating Partnership was entitled to and received in 2003 the $1.8 million proceeds from the condemnation. In July 2003, the Operating Partnership appealed the condemnation and is currently seeking additional payment from the state; the recognition of any gain has been deferred pending resolution of the appeal process. In April 2005, the Operating Partnership acquired for cash an additional 12.1 acres of the Bluegrass Valley land from GAPI, Inc. and also settled for cash the final purchase price with GAPI, Inc. on the 4.0 acres that were taken by the Georgia Department of Transportation, which aggregated approximately $2.7 million. In August 2005, the Operating Partnership acquired 12.7 acres, representing the last parcel of land to be acquired, for cash of $3.2 million. The Operating Partnership believes that the purchase price with respect to each land parcel was at or below market value. These transactions were unanimously approved by the full Board of Directors with Mr. Anderson abstaining from the vote. The contract provided that the land parcels could be paid in Common Units or in cash, at the option of the seller. This feature constituted an embedded derivative pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The embedded derivative feature was accounted for separately and adjusted based on changes in the fair value of the Common Units. This resulted in a decrease to other income of $0.2 million in the first nine months of 2005 and an increase to other income of $0.2 million in the first nine months of 2004. The embedded derivative expired upon the closing of the final land transaction in August 2005.

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

7. DERIVATIVE FINANCIAL INSTRUMENTS

The interest rate on all of the Operating Partnership’s variable rate debt is adjusted at one to three month intervals, subject to settlements under any outstanding interest rate hedge contracts. The Operating Partnership received net payments from counter parties under interest rate hedge contracts totaling $0.1 million in the nine months ended September 30, 2005 which was recorded as a decrease to interest expense.

Accumulated Other Comprehensive Loss (“AOCL”) at September 30, 2005 and December 31, 2004 was $2.4 million and $2.8 million, respectively, and consisted of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt (see Note 8). The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at September 30, 2005 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.7 million.

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

8. OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$23,473	$22,605	$58,502	$35,318
Other comprehensive income:
Unrealized derivative gains/(losses) on cash flow hedges	—	(37)	(101)	65
Amortization of hedging gains and losses included in other comprehensive income	176	175	527	582

Total other comprehensive income	176	138	426	647

Total comprehensive income	$23,649	$22,743	$58,928	$35,965

9. DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS

As part of its business strategy, the Operating Partnership will from time to time selectively dispose of non-core properties and use the net proceeds for investments or other purposes. The table below sets forth the net operating results and net carrying value of those assets classified as discontinued operations. The assets classified as discontinued operations comprise 5.6 million square feet of office and industrial properties and 105 apartment units sold during 2004 and the first nine months of 2005 and 0.08 million square feet of property held for sale at September 30, 2005. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from the ongoing operations of the Operating Partnership to discontinued operations, and the Operating Partnership does not or will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Rental and other revenues	$2,185	$13,127	$21,122	$38,701
Operating expenses:
Rental property and other expenses	1,161	5,595	8,999	16,518
Impairment of assets held for use	—	500	—	500
Depreciation and amortization	47	3,443	5,705	11,640
General and administrative	381	60	795	409

Total operating expenses	1,589	9,598	15,499	29,067
Other income	39	21	50	27

Income before net gains on sale of discontinued operations	635	3,550	5,673	9,661
Net gains on sale and impairment of discontinued operations	11,146	679	27,513	1,309

Total discontinued operations	$11,781	$4,229	$33,186	$10,970

The net book value of property classified as discontinued operations that were held for sale at September 30, 2005 or were sold during the nine months ended September 30, 2005 aggregated approximately $285.3 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9. DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS - Continued

Certain other assets were sold during 2004 and the third quarter of 2005 that did not meet the criteria of SFAS No. 144 to be classified as discontinued operations due to the Operating Partnership’s ongoing management and/or leasing services on behalf of the new owners.

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the nine months ended September 30, 2005, the Operating Partnership determined that two properties held for sale, which have now been sold, had a carrying value that was greater than fair value less cost to sell; therefore, an impairment loss related to assets sold of $0.7 million was recognized in the Consolidated Statements of Income for the nine months ended September 30, 2005. During the nine months ended September 30, 2004, the Operating Partnership recorded impairment losses of $3.1 million related to three properties sold.

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. One land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss of $2.6 million was recorded in the quarter ended March 31, 2005 and a further impairment of $0.60 million was recorded in the quarter ended June 30, 2005. During the third quarter 2005, impairment of $4.41 million was recorded with respect to an operating property with indicators of impairment.

The following table includes the major classes of assets and (liabilities) of the properties classified as held for sale as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Land	$1,133	$3,955
Land held for development	4,829	11,612
Buildings and tenant improvements	5,261	29,452
Development in process	—	—
Accumulated depreciation	(1,712)	(3,015)

Net real estate assets	9,511	42,004
Deferred leasing costs, net	48	103
Accrued straight-line rents receivable	116	262
Prepaid expenses and other	7	7

Total assets	$9,682	$42,376

Tenant security deposits and accrued real estate taxes (1)	$160	$207

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10. EARNINGS PER COMMON UNIT

The following table sets forth the computation of basic and diluted earnings per Common Unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic income/(loss) per unit:
Numerator:
Income from continuing operations	$11,692	$18,376	$25,316	$24,348
Preferred Unit Distributions	(6,699)	(7,713)	(22,125)	(23,139)
Excess of Preferred Unit redemption cost over carrying value	(4,272)	—	(4,272)	—

Income/(loss) from continuing operations attributable to common unitholders	721	10,663	(1,081)	1,209
Income from discontinued operations	11,781	4,229	33,186	10,970

Net income attributable to common unitholders	$12,502	$14,892	$32,105	$12,179

Denominator:
Denominator for basic earnings per unit – weighted average units	58,919	59,124	59,081	59,029

Basic earnings per common unit:
Income/(loss) from continuing operations	$0.01	$0.18	$(0.02)	$0.02
Income from discontinued operations	0.20	0.07	0.56	0.19

Net income	$0.21	$0.25	$0.54	$0.21

Diluted income/(loss) per unit: (1)
Numerator:
Income from continuing operations	$11,692	$18,376	$25,316	$24,348
Preferred Unit Distributions	(6,699)	(7,713)	(22,125)	(23,139)
Excess of Preferred Unit redemption cost over carrying value	(4,272)	—	(4,272)	—

Income/(loss) from continuing operations attributable to common unitholders	721	10,663	(1,081)	1,209
Income from discontinued operations	11,781	4,229	33,186	10,970

Net income attributable to common unitholders	$12,502	$14,892	$32,105	$12,179

Denominator:
Denominator for basic earnings per unit – weighted average units	58,919	59,124	59,081	59,029
Add:
Stock options	1,009	300	—	346
Warrants	2	4	—	6
Unvested restricted stock	147	154	—	170

Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversions	60,077	59,582	59,081	59,551

Diluted earnings per common unit:
Income/(loss) from continuing operations	$0.01	$0.18	$(0.02)	$0.02
Income from discontinued operations	0.20	0.07	0.56	0.18

Net income	$0.21	$0.25	$0.54	$0.20

(1)	Pursuant to SFAS No. 128, income/(loss) from continuing operations, after preferred distributions and preferred unit redemption charge, is the controlling number in determining whether potential common units are dilutive or antidilutive. Because such potential common units would be antidilutive to loss from continuing operations allocable to common unitholders, diluted earnings per unit is the same as basic earnings per unit for the nine months ended September 30, 2005. Potential common units include stock options, warrants, shares issuable upon conversions of Common Units and unvested restricted shares, and would have amounted to approximately 0.9 million units in the nine months ended September 30, 2005. In addition, potential common units that would have been antidilutive due to the option or warrant exercise price being less than the average stock price for the periods reported were 1.0 million units and 3.4 million units for the three months ended September 30, 2005 and 2004, respectively, and 4.5 million units and 2.9 million units for the nine months ended September 30, 2005 and 2004, respectively.

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

As of September 30, 2005, the Operating Partnership’s payment obligations for future minimum payments on operating leases (which include scheduled fixed increases, but exclude increases based on CPI) were as follows:

Remainder of 2005	$257
2006	1,036
2007	1,052
2008	1,070
2009	1,112
Thereafter	36,921

$41,448

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

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of September 30, 2005:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(6)	Debt	$—	Various through 11/2015
RRHWoods, LLC (2),(7)	Debt	$—	8/2006
Plaza Colonnade (2),(8)	Indirect Debt (4)	$58	12/2009
SF-HIW Harborview, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
Eastshore (Capital One) (3),(9)	Rent (4)	$9,499	11/2007
Capital One (3),(10)	Rent (4)	$—	10/2009
Industrial (3),(11)	Rent (4)	$639	12/2006
Industrial Environmental (3),(11)	Rent (4)	$125	Until Remediated
Highwoods DLF 97/26 DLF 99/32, LP (2),(12)	Rent (4)	$855	6/2008
RRHWoods, LLC and Dallas County Partners (2),(13)	Indirect Debt (4)	$649	6/2014
RRHWoods, LLC (2),(15)	Indirect Debt (4)	$63	11/2009
HIW-KC Orlando, LLC (3),(14)	Rent (4)	$532	4/2011
HIW-KC Orlando, LLC (3),(14)	Leasing Costs	$1,268	12/2024

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FIN 45 for initial recognition and measurement.
(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.
(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 because the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.
(4)	The maximum potential amount of future payments disclosed for these guarantees assumes the Operating Partnership pays the maximum possible liability under the guaranty with no offsets or reductions. If the space is leased, it assumes the existing tenant defaults at September 30, 2005 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.
(5)	As more fully described in Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2004 Annual Report on Form 10-K, in 2002 the Operating Partnership granted its partner in SF-HIW Harborview, LP a put option and entered into a master lease arrangement for five years covering vacant space in the building owned by the partnership. The Operating Partnership also agreed to pay certain tenant improvement costs. The maximum potential amount of future payments the Operating Partnership could be required to make related to the rent guarantees and tenant improvements was $0.8 million as of September 30, 2005.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11. COMMITMENTS AND CONTINGENCIES - Continued

(6)	The Operating Partnership has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments the Operating Partnership could have been required to make under the guarantees was $24.0 million at September 30, 2005. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at September 30, 2005 averaged approximately 3.01% and mature in 2015. Guarantees of $9.2 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased or when the related loans mature. As of September 30, 2005, these buildings were 88.75% and 85.86% leased, respectively. The remaining $6.2 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will mature by May 2008. The average occupancy of the four buildings at September 30, 2005 is 91.0%. If the joint ventures are unable to repay the outstanding balances under the loans, the Operating Partnership will be required, under the terms of the agreements, to repay the outstanding balances. Recourse provisions exist to enable the Operating Partnership to recover some or all of such payments from the joint ventures’ assets and/or the other partners. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.
(7)	In connection with the RRHWoods, LLC joint venture, the Operating Partnership renewed its guarantee of $6.2 million to a bank in July 2003; this guarantee expired in August 2006 and the Operating Partnership replaced it with a master lease agreement with a new bank. The Operating Partnership and its partner are required to master lease space in the building in order to meet a specific debt service overage until the bank accepts replacement tenants. The Operating Partnership recorded a $0.7 million deferred charge included in other assets and liabilities on its Consolidated Balance Sheet with respect to this guarantee. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Operating Partnership would be required to perform under the guarantee should the joint venture be unable to repay the bonds.
(8)	On December 9, 2004, the Plaza Colonnade, LLC joint venture refinanced its construction loan with a $50.0 million non-recourse permanent loan, thereby releasing the Operating Partnership from its former guarantees of a construction loan agreement and a construction completion agreement, which arose from the formation of the joint venture to construct an office building. The $50.0 million mortgage bears a fixed interest rate of 5.72%, requires monthly principal and interest payments and matures on January 31, 2017. The Operating Partnership and its joint venture partner have signed a contingent master lease limited to 30,772 square feet for five years. The Operating Partnership’s maximum exposure under this master lease was $1.8 million as of September 30, 2005. However, the current occupancy level of the building is sufficient to cover all debt service requirements.

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

(9)	As more fully described in Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2004 Annual Report on Form 10-K, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Operating Partnership agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (through November 2007). The Operating Partnership’s maximum exposure to loss under these agreements as of September 30, 2005 is $9.5 million. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010. This transaction had been accounted for as a financing transaction and was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under these guarantees became less than the related deferred gain; gain will be recognized in future periods as the maximum exposure under the guarantees is reduced.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11. COMMITMENTS AND CONTINGENCIES - Continued

(10)	In connection with an unrelated disposition of 298,000 square feet of property in 2003 (the “Capital One” transaction), which was fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Operating Partnership agreed to guarantee to the buyer, over various contingency periods through October 2009, any rent shortfalls on certain space. Because of this guarantee, in accordance with SFAS No. 66, the Operating Partnership deferred $4.4 million of the total $8.4 million gain. The deferred portion of the gain is recognized when each contingency period is concluded. As a result, the Operating Partnership recognized $1.3 million of the deferred gain in 2003, $1.7 million during 2004 and an additional $1.4 million in 2005. As of July 2005, there were no remaining circumstances under which the Operating Partnership could be required to make payments under this guarantee. Accordingly, the remaining deferred gain was recognized in the third quarter of 2005.
(11)	In December 2003, the Operating Partnership sold 1.9 million square feet of industrial property for $58.4 million in cash, a $5.0 million note receivable that bears interest at 12.0% and a $1.7 million note receivable that bears interest at 8.0%. In addition, the Operating Partnership agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square feet of the industrial property, which is occupied by two tenants. The total gain as a result of the transaction was $6.0 million. Because the terms of the notes required only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $6.0 million gain was deferred and offset against the note receivable on the balance sheet and the cost recovery method was being used for this transaction. On June 30, 2005, the Operating Partnership agreed to modify the note receivable to reduce the amount due by $0.3 million. The modified note balance and all accrued interest aggregating $6.2 million was paid in full on July 1, 2005. Because the maximum exposure to loss from the rent guarantee at July 1, 2005 was $0.8 million, that amount of gain was deferred and $4.3 million of the deferred gain was recognized at that date. As of September 30, 2005, $0.6 million remains deferred, which represents the Operating Partnership’s contingent liability with respect to the guarantee. Additionally, as part of the sale, the Operating Partnership agreed to indemnify and hold the buyer harmless with respect to environmental concerns on the property of up to $0.1 million. As a result, $0.1 million of the gain was deferred at the time of sale and will remain deferred until the environmental concerns are remediated.
(12)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by the Operating Partnership. In conjunction with an overall restructuring of the tenant’s leases with the Operating Partnership and with this joint venture, the Operating Partnership agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs at that time. In turn, the Operating Partnership agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. As of September 30, 2005, the Operating Partnership recorded approximately $0.9 million in other liabilities and $0.9 million as a deferred charge in other assets on its Condensed Consolidated Balance Sheet to account for the lease guarantee. However, should new tenants occupy the vacated space during the two and a half year guarantee period, the Operating Partnership’s liability under the guarantee would diminish. The Operating Partnership’s maximum potential amount of future payments with regard to this guarantee was $1.1 million as of September 30, 2005. No recourse provisions exist to enable the Operating Partnership to recover any amounts paid to the joint venture under this lease guarantee arrangement.
(13)	RRHWoods, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million ten-year loan from a lender. As an inducement to make the loan at a 6.3% long-term rate, the Operating Partnership and its partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of September 30, 2005, the Operating Partnership expensed its share of immaterial master lease payments and recorded $0.6 million in other liabilities and $0.6 million as a deferred charge included in other assets on its Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Operating Partnership could be required to make based on the current leases in place is approximately $3.4 million as of September 30, 2005. The likelihood of the Operating Partnership paying on its $0.8 million guarantee is remote since the joint venture currently satisfies the minimum debt coverage ratio and should the Operating Partnership have to pay its portion of the guarantee, it would recover the $0.8 million from other joint venture assets.
(14)	In connection with the formation of HIW-KC Orlando, LLC, the Operating Partnership agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, the Operating Partnership agreed to guarantee the initial leasing costs, originally estimated at $4.1 million for approximately 11% of the joint venture’s total square feet. $1.3 million is estimated to remain under the guarantee at September 30, 2005.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11. COMMITMENTS AND CONTINGENCIES - Continued

(15)	In connection with the RRHWoods, LLC joint venture, the Operating Partnership and its partner each guaranteed $2.9 million to a bank in August 2005, effective November 2005. This guarantee expires in November 2009 and can be renewed, at the joint venture’s option, through November 2011. The bank provides a letter of credit securing industrial revenue bonds, which mature in November 2015. The joint venture’s industrial building secures the bonds. The Operating Partnership would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Operating Partnership has recourse provisions to recover from the joint venture’s assets. The property collateralizing the bonds generates sufficient cash flow to cover the debt service required by the bond financing. In addition to the direct guarantee, the Operating Partnership is committed to a master lease for 50.0% of the debt service should the cash flow from the property not be able to pay the debt service of the bonds. As a result of this master lease, the Operating Partnership will record $0.06 million in other liabilities and $0.06 million as a deferred charge in other assets on its Condensed Consolidated Balance Sheet at September 30, 2005.

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

In June, August, and September 2006, the Operating Partnership received assessments for state excise taxes and related interest amounting to approximately $5.2 million, related to periods 2002 through 2004, and may receive additional assessments for later periods, which the Operating Partnership estimates could aggregate an additional approximate $0.7 million. The Operating Partnership believes that it is not subject to such taxes and intends to vigorously dispute the assessment. Based on advice of counsel, the Operating Partnership currently believes that any exposure for such taxes is not probable, and accordingly no provision for such taxes is reflected in the Operating Partnership’s financial statements.

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

All operations are within the United States and, at September 30, 2005, no tenant of the Wholly Owned Properties comprised more than 4.6% of the Operating Partnership’s consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Rental and Other Revenues (1):
Office segment	$88,968	$84,737	$266,469	$266,138
Industrial segment	7,374	7,775	22,145	22,332
Retail segment	9,903	9,251	30,593	28,049
Apartment segment	279	263	824	791

Total Rental and Other Revenues	$106,524	$102,026	$320,031	$317,310

Net Operating Income (1):
Office segment	$54,242	$52,902	$168,491	$166,288
Industrial segment	5,587	5,942	16,651	17,012
Retail segment	6,836	6,433	21,268	19,276
Apartment segment	155	144	441	455

Total Net Operating Income	$66,820	$65,421	$206,851	$203,031

Reconciliation to (loss)/income before disposition of property and equity of unconsolidated affiliates:
Depreciation and amortization	$(29,887)	$(29,657)	$(91,607)	$(88,559)
Interest expense	(26,386)	(27,661)	(81,698)	(90,577)
Impairments of assets held for use	(4,415)	—	(7,587)	—
General and administrative expenses	(7,765)	(10,833)	(23,905)	(30,343)
Interest and other income	2,038	1,503	5,392	4,921
Settlement of bankruptcy claim	—	14,435	—	14,435
Loss on debt extinguishment	(323)	—	(453)	(12,457)

Income/(loss) before disposition of property and equity in earnings of unconsolidated affiliates	$82	$13,208	$6,993	$451

	September 30,
	2005	2004
Total Assets (2):
Office segment	$2,260,578	$2,527,081
Industrial segment	228,619	256,340
Retail segment	255,511	259,793
Apartment segment	14,500	10,369
Corporate and other	139,756	178,479

Total Assets	$2,898,964	$3,232,062

(1)	Net of discontinued operations.
(2)	Real estate and other assets held for sale are included in this table according to the segment type.

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

OVERVIEW

The Operating Partnership is managed by its sole general partner, the Company, a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Company conducts substantially all of its activities through the Operating Partnership. Other than 22.4 acres of undeveloped land and 30 apartment units, all of the Company’s assets are owned directly or indirectly by the Operating Partnership. As of September 30, 2005, the Company wholly owned or had an interest in 454 in-service office, industrial and retail properties, encompassing approximately 37.1 million square feet, 514 apartment units, 988 acres of development land, approximately 510 acres of which are considered core holdings, and an additional seven properties under development. The Company is based in Raleigh, North Carolina, and its properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about the Company can be found on its website at www.highwoods.com. Information on the Company’s website is not part of this Quarterly Report.

At September 30, 2005, the Company owned 90.7% of the Common Units in the Operating Partnership.

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

RESULTS OF OPERATIONS

In accordance with SFAS No. 144 and as described in Note 9 to the Condensed Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2004 and the first nine months of 2005 or were held for sale at September 30, 2005. Accordingly, any properties sold during 2004 and the first nine months of 2005 that did not meet certain conditions as stipulated by SFAS No. 144 were not reclassified to discontinued operations.

Three Months Ended September 30, 2005 and 2004

The following table sets forth information regarding our unaudited results of operations for the three months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,
	2005	2004	$ Change	% of Change
Rental and other revenues	$106.5	$102.0	$4.5	4.4%
Operating expenses:
Rental property and other expenses	39.7	36.6	3.1	8.5
Depreciation and amortization	29.9	29.7	0.2	0.7
Impairments of assets held for use	4.4	—	4.4	100.0
General and administrative	7.8	10.8	(3.0)	(27.8)

Total operating expenses	81.8	77.1	4.7	6.1

Interest expense:
Contractual	24.5	25.5	(1.0)	(3.9)
Amortization of deferred financing costs	0.8	0.8	—	—
Financing obligations	1.1	1.3	(0.2)	(15.4)

	26.4	27.6	(1.2)	(4.3)

Other income/expense:
Interest and other income	2.1	1.5	0.6	40.0
Settlement on bankruptcy claim	—	14.4	(14.4)	(100.0)
Loss on debt extinguishment	(0.3)	—	(0.3)	(100.0)

	1.8	15.9	(14.1)	(88.7)

Income before disposition of property and equity in earnings of unconsolidated affiliates	0.1	13.2	(13.1)	(99.2)

Gains on disposition of property, net	9.7	2.7	7.0	259.3
Equity in earnings of unconsolidated affiliates	1.9	2.5	(0.6)	(24.0)

Income from continuing operations	11.7	18.4	(6.7)	(36.4)
Discontinued operations:
Income from discontinued operations	0.6	3.5	(2.9)	(82.9)
Net gains on sale and impairments of discontinued operations	11.2	0.7	10.5	1,500.0

	11.8	4.2	7.6	181.0

Net income	23.5	22.6	0.9	4.0
Distributions on Preferred Units	(6.7)	(7.7)	1.0	13.0
Excess of Preferred Unit redemption cost over carrying value	(4.3)	—	(4.3)	(100.0)

Net income available for common unitholders	$12.5	$14.9	$(2.4)	(16.1)%

Rental and Other Revenues

Rental and other revenues increased by $4.5 million in the third quarter of 2005 compared to the third quarter of 2004. This increase primarily related to higher average occupancy and a fully leased new development property was placed in-service in July 2005 offset by higher lease termination fee income in the third quarter of 2004 compared to the third quarter of 2005.

Operating Expenses

The increase in rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) primarily resulted from a fully leased development property was placed in-service in July 2005 and increases in utilities and other repairs and maintenance costs and the fact that certain fixed operating expenses do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes.

During the third quarter of 2005, impairment of $4.4 million was recorded with respect to an operating property with indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. There were no similar impairments on assets held for use during the three months ended September 30, 2004.

The decrease in general and administrative expenses primarily relates to severance costs incurred in the third quarter of 2004 related to the former CEO’s retirement, increased costs of personnel and consultants in connection with implementing the Sarbanes-Oxley Act and the restatement of our financial statements in 2004, and costs related to the evaluation of a strategic transaction in the third quarter of 2004, partly offset by higher long-term incentive compensation costs and higher salary, fringe benefit and employee relocation costs in the third quarter of 2005.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1,595 million in the three months ended September 30, 2004 to $1,475 million in the three months ended September 30, 2005, partially offset by an increase in weighted average interest rates on outstanding debt from 6.5% in the three months ended September 30, 2004 to 6.7% in the three months ended September 30, 2005. In addition, capitalized interest was approximately $0.4 million higher in the three months ended September 30, 2005 than in the three months ended September 30, 2004 due to increased development activity and higher average construction and development costs.

Other Income

In the third quarter of 2004, a gain of $14.4 million was recorded from settlement of a bankruptcy claim against WorldCom/MCI, as more fully described in Note 21 to the Consolidated Financial Statements in the 2004 Annual Report.

Gains on Disposition of Property; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $9.7 million in the three months ended September 30, 2005 compared to $2.7 million for the three months ended September 30, 2004. Such gains, if any, depend upon the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period. The significant net gain in the third quarter of 2005 primarily related to the sale of all our operating properties and certain vacant land in Charlotte, North Carolina and certain operating properties in Tampa, Florida.

The decrease in equity in earnings from continuing operations of unconsolidated affiliates was primarily due to a land sale in the third quarter of 2004 by the Dallas County Partners joint venture, which contributed approximately $0.5 million to equity in earnings in the third quarter of 2004.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $11.8 million and $4.2 million as discontinued operations for the three months ended September 30, 2005 and 2004, respectively. These amounts relate to 5.6 million square feet of office and industrial properties and 105 apartment units sold during 2004 and the first nine months of 2005 and 0.08 million square feet of property held for sale at September 30, 2005. These amounts include gain on the sale of these properties of $11.2 million and $0.7 million in the three months ended September 30, 2005 and 2004, respectively.

Preferred Unit Distributions and Excess of Preferred Unit Redemption Costs in Excess of Carrying Value

We recorded $6.7 million and $7.7 million in Preferred Unit distributions in the third quarters 2005 and 2004, respectively. The reduction was due to the redemption of $130.0 million of Preferred Units that occurred during the third quarter of 2005. In connection with the redemption of Preferred Units, the $4.3 million excess of the redemption cost over the net carrying amount of the redeemed units was recorded as a reduction to net income available for common unitholders in third quarter of 2005 in accordance with EITF Topic D-42.

Net Income

We recorded net income in the three months ended September 30, 2005 of $23.5 million, compared to $22.6 million in the three months ended September 30, 2004, resulting from the various factors described above.

Nine Months Ended September 30, 2005 and 2004

The following table sets forth information regarding our results of operations for the nine months ended September 30, 2005 and 2004 (in millions):

	Nine Months Ended September 30,
	2005	2004	$ Change	% of Change
Rental and other revenues	$320.0	$317.3	$2.7	0.9%
Operating expenses:
Rental property and other expenses	113.1	114.3	(1.2)	(1.0)
Depreciation and amortization	91.6	88.6	3.0	3.4
Impairment of assets held for use	7.6	—	7.6	100.0
General and administrative	23.9	30.3	(6.4)	(21.1)

Total operating expenses	236.2	233.2	3.0	1.3

Interest expense:
Contractual	75.1	80.2	(5.1)	(6.4)
Amortization of deferred financing costs	2.5	2.9	(0.4)	(13.8)
Financing obligations	4.1	7.5	(3.4)	(45.3)

	81.7	90.6	(8.9)	(9.8)

Other income/expense:
Interest and other income	5.4	5.0	0.4	8.0
Settlement of bankruptcy claim	—	14.4	(14.4)	(100.0)
Loss on debt extinguishment	(0.5)	(12.5)	12.0	96.0

	4.9	6.9	(2.0)	(29.0)

Income before disposition of property and equity in earnings of unconsolidated affiliates	7.0	0.4	6.6	1,650.0

Gains on disposition of property, net	11.5	18.7	(7.2)	(38.5)
Equity in earnings of unconsolidated affiliates	6.8	5.2	1.6	30.8

Income from continuing operations	25.3	24.3	1.0	4.1
Discontinued operations:
Income from discontinued operations	5.7	9.7	(4.0)	(41.2)
Net gains on sale of discontinued operations	27.5	1.3	26.2	2,015.4

	33.2	11.0	22.2	201.8

Net income	58.5	35.3	23.2	65.7
Distributions on Preferred Units	(22.1)	(23.1)	1.0	4.3
Excess of Preferred Unit redemption cost over carrying value	(4.3)	—	(4.3)	(100.0)

Net income available for common unitholders	$32.1	$12.2	$19.9	163.1%

Rental and Other Revenues

The increase in rental and other revenues from continuing operations was primarily the result of higher lease termination fees in the first nine months of 2005 compared to the first nine months of 2004.

Operating Expenses

The decrease in rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) primarily resulted from the disposition of certain properties in 2004 and 2005 that were not included in discontinued operations, partially offset by general inflationary increases, particularly salaries, benefits, utility costs, real estate taxes and insurance and the fact that certain fixed operating expenses do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes.

Depreciation and amortization from continuing operations increased in the first nine months of 2005 compared to first nine months of 2004 primarily from normal increases from tenant improvements and deferred leasing costs placed in service subsequent to September 30, 2004, from buildings placed in service in July 2005 and in September 2004, and from adjustments to write off unamortized balances of tenant improvements and deferred leasing costs for early lease terminations, partly offset by the effect from the contribution of properties in 2004 to the HIW-KC Orlando joint venture, as discussed above.

One land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss of $7.6 million was recorded in the first nine months of 2005. During the third quarter of 2005, impairment of $4.4 million was recorded with respect to an additional operating property with indicators of impairment. There were no similar impairments on assets held for use during the nine months ended September 30, 2004.

The decrease in general and administrative expenses primarily relates to severance costs incurred in the first nine months of 2004 related to the former CEO’s retirement, increased costs of personnel and consultants in connection with implementing the Sarbanes-Oxley Act and the restatement of our financial statements in 2004, and costs related to the evaluation of a strategic transaction during the first nine months of 2004, partially offset by higher long-term incentive compensation costs and higher salary, fringe benefit and employee relocation costs.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1,682 million in the nine months ended September 30, 2004 to $1,530 million in the nine months ended September 30, 2005, partially offset by an increase in weighted average interest rates on outstanding debt from 6.4% in the nine months ended September 30, 2004 to 6.7% in the nine months ended September 30, 2005. These decreases were partly offset by $1.3 million in higher capitalized interest in the first nine months of 2005 compared to the first nine months of 2004 due to increased development activity and higher average construction and development costs.

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

Other Income

Loss on debt extinguishments was $12.5 million in 2004, which represented a loss recorded in June 2004 related to the retirement of the $100.0 million principal amount of Exercisable Put Option Notes. The $0.4 million in the first nine months of 2005 represented small losses on the early extinguishment of certain loans that were paid off early as described in Note 5 to the Condensed Consolidated Financial Statements.

Gains on Disposition of Property; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $11.5 million in the nine months ended September 30, 2005 compared to $18.7 million for the nine months ended September 30, 2004. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period. Most of the net gains in the nine months ended September 30, 2005 primarily related to the sale of all our operating properties and certain vacant land in Charlotte, North Carolina and certain operating properties in Tampa, Florida. Most of the net gains in the nine months ended September 30, 2004 primarily related to our contribution of certain operating properties located in Orlando, Florida to HIW – KC Orlando, LLC.

The increase in equity in earnings from continuing operations of unconsolidated affiliates was primarily a result of an increase related to the formation of the HIW-KC Orlando, LLC joint venture in late June 2004, which contributed approximately $1.3 million of additional equity in earnings from continuing operations of unconsolidated affiliates in the first nine months of 2005. In addition, the Plaza Colonnade, LLC joint venture, which was placed in service in the fourth quarter of 2004, contributed approximately $0.4 million to equity in earnings in the first nine months of 2005.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $33.2 million and $11.0 million as discontinued operations for the nine months ended September 30, 2005 and 2004, respectively. These amounts relate to 5.6 million square feet of office and industrial properties and 105 apartment units sold during 2004 and the first nine months of 2005 and 0.08 million square feet of property held for sale at September 30, 2005. These amounts include gain on the sale of these properties of $27.5 million and $1.3 million in the nine months ended September 30, 2005 and 2004.

Preferred Unit Distributions and Excess of Preferred Unit Redemption Costs in Excess of Carrying Value

We recorded $22.1 million and $23.1 million in Preferred Unit distributions in the nine months ended September 30, 2005 and 2004, respectively. The reduction was due to the redemption of $130.0 million of Preferred Units that occurred during the third quarter of 2005. In connection with the redemption of Preferred Units, the $4.3 million excess of the redemption cost over the net carrying amount of the redeemed units was recorded as a reduction to net income available for common unitholders in the third quarter of 2005 in accordance with EITF Topic D-42.

Net Income

We recorded net income in the nine months ended September 30, 2005 of $58.5 million, compared to $35.3 million in the nine months ended September 30, 2004, resulting from the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first nine months of 2004 as compared to the first nine months of 2005 (in thousands):

	Nine Months Ended September 30,
	2005	2004	Change
Cash Provided By Operating Activities	$122,517	$131,058	$(8,541)
Cash Provided By Investing Activities	226,438	20,279	206,159
Cash Used In Financing Activities	(372,438)	(152,762)	(219,676)

Total Cash Flows	$(23,483)	$(1,425)	$(22,058)

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

Cash used in financing activities generally relates to distributions on Common Units, incurrence and repayment of debt and sales, repurchases or redemptions of Common Stock, Common Units and Preferred Stock. As discussed previously, we use a significant amount of our cash to fund stockholder dividends and Common Unit distributions. Whether or not we incur significant new debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We use our revolving credit facility for working capital purposes, which means that during any given period, in order to minimize interest expense associated with balances outstanding under our revolving credit facility, we will likely record significant repayments and borrowings under our revolving credit facility.

The decrease of $8.5 million in cash provided by operating activities was primarily a result of a $1.6 million increased use of cash from net changes in operating assets and liabilities in the nine months ended September 30, 2005 compared to the same period in 2004, offset by higher cash flows from higher net income from operating activities in the nine months ended September 30, 2005 compared to the same period in 2004.

The increase of $206.2 million in cash provided by investing activities was primarily a result of the increase of $229.7 million in proceeds from disposition of real estate assets and a decrease in contributions to unconsolidated affiliates of $10.4 million during the nine months ended September 30, 2005 as compared to the same period in 2004, partially offset by an increase of $30.1 million in additions to real estate assets in the first nine months of 2005 compared to the same period in the first nine months of 2004.

The increase of $219.7 million in cash used in financing activities relates primarily to a $62.5 million decrease in payments on financing obligations and a decrease of $12.2 million in payments on debt extinguishments in the nine months ended September 30, 2005 as compared to the same period in 2004. These decreases were partly offset by a decrease of $158.0 million in net repayments on the revolving credit facilities and mortgages and notes payable in the nine months ended September 30, 2005 as compared to the same period in 2004.

In 2005, we continued our capital recycling program of selectively disposing of non-core properties in order to use the net proceeds for investments or other purposes. At September 30, 2005, we had 0.08 million square feet of properties, 105 apartment units and 60.1 acres of land classified as held for sale pursuant to SFAS No. 144 with a carrying value of $9.7 million.

Capitalization

Our total indebtedness at September 30, 2005 was approximately $1.4 billion and was comprised of $723.1 million of secured indebtedness with a weighted average interest rate of 6.9% and $718.0 million of unsecured indebtedness with a weighted average interest rate of 6.5%. As of September 30, 2005, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.3 billion. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

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

As of September 30, 2005, our unconsolidated joint ventures had $787.7 million of total assets and $587.3 million of total liabilities as reflected in their financial statements. At September 30, 2005, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 41.7%. During the nine months ended September 30, 2005, these unconsolidated joint ventures earned $13.1 million of total net income of which our share, after appropriate purchase accounting and other adjustments, was $6.8 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Condensed Consolidated Financial Statements.

As of September 30, 2005, our unconsolidated joint ventures had $557.7 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 12 to the Condensed Consolidated Financial Statements. The following table sets forth the scheduled maturities of our share of the outstanding debt of our unconsolidated joint ventures, based on our ownership interests, as of September 30, 2005 ($ in thousands):

Remainder of 2005	$814
2006	5,442
2007	12,513
2008	10,227
2009	14,554
Thereafter	197,461

$241,011

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

CRITICAL ACCOUNTING POLICIES

There were no changes to the critical accounting policies and estimates made by management in the nine months ended September 30, 2005. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2004 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future effects, but only indicators of reasonably possible effects. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and the Notes to the Condensed Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We had no interest rate hedge contracts in effect at September 30, 2005.

As of September 30, 2005, we had approximately $1,136 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at September 30, 2005 was approximately $1,220 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of September 30, 2005 would decrease by approximately $59.4 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of September 30, 2005 would increase by approximately $54.8 million.

As of September 30, 2005, we had approximately $305 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended September 30, 2006, our interest expense would be increased or decreased approximately $3.0 million.

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