Form 10-Q
period 2006-03-31
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2006-11-30
CIK 941713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

We refer to (1) Highwoods Properties, Inc. as the “Company,” (2) Highwoods Realty Limited Partnership as the “Operating Partnership,” (3) the Company’s common stock as “Common Stock,” (4) the Company’s preferred stock as “Preferred Stock,” (5) the Operating Partnership’s common partnership interests as “Common Units,” (6) the Operating Partnership’s preferred partnership interests as “Preferred Units” and (7) in-service properties (excluding apartment units) to which the Company has title and all of the ownership rights as the “Wholly Owned Properties.”

The information furnished in the accompanying Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring accruals) that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.

The aforementioned financial statements should be read in conjunction with the notes to Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included herein and in our 2005 Annual Report on Form 10-K.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets

(Unaudited and in thousands, except unit and per unit amounts)

	March 31, 2006	December 31, 2005
Assets:
Real estate assets, at cost:
Land	$349,074	$344,555
Buildings and tenant improvements	2,543,081	2,523,003
Development in process	60,679	28,727
Land held for development	143,377	149,476
Furniture, fixtures and equipment	23,305	22,462

	3,119,516	3,068,223
Less – accumulated depreciation	(582,923)	(564,588)

Net real estate assets	2,536,593	2,503,635
Real estate and other assets, net, held for sale	7,379	148,029
Cash and cash equivalents	23,671	970
Restricted cash	15,015	16,223
Accounts receivable, net	20,021	24,188
Notes receivable, net	8,719	9,232
Accrued straight-line rents receivable, net	63,979	60,938
Investments in unconsolidated affiliates	62,001	65,872
Deferred financing and leasing costs, net	60,601	59,487
Prepaid expenses and other	13,310	13,284

Total Assets	$2,811,289	$2,901,858

Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital:
Mortgages and notes payable	$1,450,251	$1,471,616
Accounts payable, accrued expenses and other liabilities	120,896	127,427
Financing obligations	34,282	34,154

Total Liabilities	1,605,429	1,633,197
Minority interest	2,342	—
Redeemable operating partnership units:
Common Units, 5,400,941 and 5,450,088 units issued and outstanding at March 31, 2006 and December 31, 2005, respectively	182,174	155,055
Series A Preferred Units (liquidation preference $1,000 per unit), 104,945 units issued and outstanding at March 31, 2006 and December 31, 2005	104,945	104,945
Series B Preferred Units (liquidation preference $25 per unit), 3,700,000 and 5,700,000 units issued and outstanding at March 31, 2006 and December 31, 2005, respectively	92,500	142,500

Total Redeemable Operating Partnership Units	379,619	402,500

Partners’ Capital:
Common Units:
General partner Common Units, 591,340 and 590,698 units issued and outstanding at March 31, 2006 and December 31, 2005, respectively	8,260	8,724
Limited partner Common Units, 53,141,689 and 53,029,000 units issued and outstanding at March 31, 2006 and December 31, 2005, respectively	817,674	863,585
Deferred compensation – restricted stock and stock options	—	(3,936)
Accumulated other comprehensive loss	(2,035)	(2,212)

Total Partners’ Capital	823,899	866,161

Total Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital	$2,811,289	$2,901,858

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2006	2005
Rental and other revenues	$104,249	$102,166

Operating expenses:
Rental property and other expenses	36,997	34,869
Depreciation and amortization	28,705	29,649
Impairment of assets held for use	—	2,572
General and administrative	8,757	8,167

Total operating expenses	74,459	75,257

Interest expense:
Contractual	23,913	25,394
Amortization of deferred financing costs	744	847
Financing obligations	942	1,647

	25,599	27,888

Other income/(expense):
Interest and other income	1,834	1,961
Loss on debt extinguishment	—	(27)

	1,834	1,934

Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	6,025	955

Gains on disposition of property, net	4,310	403
Minority interest	(91)	—
Equity in earnings of unconsolidated affiliates	1,962	2,692

Income from continuing operations	12,206	4,050

Discontinued operations:
Income from discontinued operations	708	3,322
Gains, net of impairments, on sales of discontinued operations, including a gain from a related party transaction of $ 3,864 in 2005	1,483	15,724

	2,191	19,046

Net income	14,397	23,096
Distributions on Preferred Units	(4,724)	(7,713)
Excess of Preferred Unit redemption cost over carrying value	(1,803)	—

Net income available for common unitholders	$7,870	$15,383

Net income per common unit—basic:
Income/(loss) from continuing operations	$0.09	$(0.06)
Income from discontinued operations	0.04	0.32

Net income	$0.13	$0.26

Weighted average common units outstanding—basic	58,826	59,227

Net income per common unit—diluted:
Income/(loss) from continuing operations	$0.09	$(0.06)
Income from discontinued operations	0.04	0.32

Net income	$0.13	$0.26

Weighted average common units outstanding—diluted	60,179	59,227

Distributions declared per common unit	$0.425	$0.425

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Capital

For the Three Months Ended March 31, 2006

(Unaudited and in thousands, except unit amounts)

	Common Unit			Accumulated Other Comprehensive Loss
	General Partner’s Capital	Limited Partners’ Capital	Deferred Compensation		Total Partners’ Capital
Balance at December 31, 2005	$8,724	$863,585	$(3,936)	$(2,212)	$866,161
Reversal of unvested deferred compensation as a result of the adoption of SFAS No. 123(R)	(40)	(3,896)	3,936	—	—
Issuance of Common Units	3	307	—	—	310
Redemption of Common Units	(15)	(1,482)	—	—	(1,497)
Distributions paid on Common Units	(251)	(24,812)	—	—	(25,063)
Distributions paid on Preferred Units	(47)	(4,677)	—	—	(4,724)
Net income	144	14,253	—	—	14,397
Adjustment of redeemable Common Units to fair value	(266)	(26,441)	—	—	(26,707)
Other comprehensive income	—	—	—	177	177
Amortization of restricted stock and stock options	8	837	—	—	845

Balance at March 31, 2006	$8,260	$817,674	$—	$(2,035)	$823,899

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$14,397	$23,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,744	35,250
Amortization of lease incentives	163	234
Amortization of equity-based compensation	845	613
Amortization of deferred financing costs	744	847
Amortization of accumulated other comprehensive loss	177	176
Equity in earnings of unconsolidated affiliates	(1,962)	(2,692)
Gains, net of impairments on disposition of property	(5,793)	(16,127)
Minority interest	91	—
Impairment of assets held for use	—	2,572
Changes in financing obligation	128	(306)
Distributions of earnings from unconsolidated affiliates	2,232	1,983
Changes in operating assets and liabilities	84	(14,796)

Net cash provided by operating activities	39,850	30,850

Investing activities:
Additions to real estate assets and deferred leasing costs	(34,783)	(33,919)
Proceeds from disposition of real estate assets	158,083	54,227
Distributions of capital from unconsolidated affiliates	1,178	687
Net repayments in notes receivable	513	1,595
Contributions to unconsolidated affiliates	(100)	—
Cash assumed upon consolidation of unconsolidated affiliate	645	—
Other investing activities	(624)	107

Net cash provided by investing activities	124,912	22,697

Financing activities:
Distributions paid on Common Units	(25,063)	(25,269)
Distributions of earnings to minority interest partner in consolidated affiliate	(127)	—
Distributions paid on Preferred Units	(4,724)	(7,713)
Net proceeds from the sale of Common Units	310	2,199
Redemption of Preferred Units	(50,000)	—
Redemption of Common Units	(1,497)	(989)
Borrowings on revolving credit facilities	92,000	37,000
Repayments of revolving credit facilities	(104,500)	(27,000)
Borrowings on mortgages and notes payable	—	6,696
Repayments of mortgages and notes payable	(48,829)	(6,924)
Additions to deferred financing costs and other financing activities	369	(565)

Net cash used in financing activities	(142,061)	(22,565)

Net increase in cash and cash equivalents	22,701	30,982
Cash and cash equivalents at beginning of the period	970	24,000

Cash and cash equivalents at end of the period	$23,671	$54,982

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $482 and $900 for 2006 and 2005, respectively)	$21,316	$22,687

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net asset acquisitions and dispositions subject to mortgage notes payable and other non-cash transactions:

	Three Months Ended March 31,
	2006	2005
Assets:
Net real estate assets	$42,948	$(5,923)
Restricted cash	(1,865)	—
Accounts receivable	102	(363)
Notes receivable	—	231
Accrued straight-line rents receivable	962	—
Investments in unconsolidated affiliates	(2,066)	—
Deferred financing and leasing costs, net	287	—

	$40,368	$(6,055)

Liabilities:
Mortgages and notes payable	$39,964	$43
Accounts payable accrued expenses and other liabilities	(1,652)	127

	$38,312	$170

Minority Interest and Partners’ Capital:	$2,056	$(6,225)

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Highwoods Realty Limited Partnership (the “Operating Partnership”) is managed by its sole general partner, Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Company conducts substantially all of its activities through the Operating Partnership. Other than 22.4 acres of undeveloped land, 30 apartment units and the Company’s interest in the Kessinger/Hunter, LLC and 4600 Madison Associates, LLC joint ventures, all of the Company’s assets are owned directly or indirectly by the Operating Partnership. As of March 31, 2006, the Company’s wholly owned assets included: 348 in-service office, industrial and retail properties; 96 apartment units; 896 acres of undeveloped land suitable for future development, of which 485 acres are considered core holdings; and an additional 12 properties under development.

At March 31, 2006, the Company owned all of the preferred partnership interests (“Preferred Units”) and 90.9% of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Each Common Unit is redeemable for the cash value of one share of the Company’s common stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. During the three months ended March 31, 2006, the Company purchased 49,147 Redeemable Common Units from limited partners for cash approximating $1.5 million. Therefore the percentage of Common Units owned by the Company increased to 90.9% at March 31, 2006 from 90.8% at December 31, 2005. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s preferred stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights.

The Common Units are owned by the Company and by certain limited partners of the Operating Partnership. The Common Units owned by the Company are classified as general partners’ capital and limited partners’ capital. The Operating Partnership is generally obligated to redeem each of the Common Units not owned by the Company (the “Redeemable Operating Partnership Units”) at the request of the holder thereof for cash, provided that the Company at its option may elect to acquire such unit for one share of Common Stock or the cash value thereof. When a common unitholder redeems a Common Unit for a share of Common Stock or cash, the Company’s share in the Operating Partnership will increase. The Common Units held by the Company are not redeemable for cash. The Redeemable Operating Partnership Units are classified outside of the permanent partners’ capital in the accompanying balance sheet at their fair market value (equal to the fair market value of a share of Common Stock) at the balance sheet date.

The Redeemable Common Units and Preferred Units are accounted for in accordance with Accounting Series Release No. 268 issued by the Securities and Exchange Commission (“SEC”) because the limited partners holding the Redeemable Common Units have the right to put any and all of the Common Units to the Operating Partnership and the Company has the right to put any and all of the Preferred Units to the Operating Partnership in exchange for their liquidation preference plus accrued and unpaid distributions in the event of a corresponding redemption by the Company of the underlying Preferred Stock.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Basis of Presentation

The Condensed Consolidated Financial Statements of the Operating Partnership are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As more fully described in Note 10, as required by Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Condensed Consolidated Balance Sheet at December 31, 2005 and the Consolidated Statement of Income for the three months ended March 31, 2005 were revised from previously reported amounts to reflect in real estate and other assets held for sale and in discontinued operations the assets and operations for those properties sold or held for sale in the first quarter of 2006 which qualified for discontinued operations.

The Condensed Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which the Operating Partnership owns a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the minority interest holders. In accordance with EITF Issue No. 04-5, “Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” the Operating Partnership consolidates partnerships, joint ventures and limited liability companies when the Operating Partnership controls the major operating and financial policies of the entity through majority ownership or in its capacity as general partner or managing member. In addition, the Operating Partnership consolidates those entities, if any, where the Operating Partnership is deemed to be the primary beneficiary in a variable interest entity (as defined by FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46(R)”)). All significant intercompany transactions and accounts have been eliminated.

The accompanying unaudited financial information, in the opinion of management, contains all adjustments (including normal recurring accruals) necessary for a fair presentation of the Operating Partnership’s financial position, results of operations and cash flows. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the SEC. The Operating Partnership has condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Operating Partnership’s 2005 Annual Report on Form 10-K.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Minority Interest

Minority interest at March 31, 2006 in the accompanying Condensed Consolidated Balance Sheet relates to the consolidation of Highwoods-Markel Associates, LLC (“Markel”) as a result of the Operating Partnership’s adoption of EITF Issue No. 04-5, as described below in “Impact of Newly Adopted and Issued Financial Standards.”

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company generally will not be subject to federal or state income taxes on its net income that it distributes to stockholders. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. The Operating Partnership conducts certain business activities through a taxable REIT subsidiary, as permitted under the Code. The taxable REIT subsidiary is subject to federal and state income taxes on its net taxable income and the Operating Partnership records provisions for such taxes, to the extent required, based on its income recognized for financial statement purposes, including the effects of temporary differences between such income and the amount recognized for tax purposes. Through September 30, 2006, the taxable REIT subsidiary has not paid income taxes and has cumulative net taxable losses of approximately $3.1 million. Because the future tax benefit of the cumulative losses is not assured, the approximate $1.2 million related deferred tax asset has been fully reserved as management does not believe that it is more likely than not that the deferred tax asset will be recognized and no tax benefit has been recognized in the accompanying financial statements. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods if the taxable REIT subsidiary generates sufficient taxable income.

Other than income taxes related to its taxable REIT subsidiary, the Operating Partnership would not reflect any income taxes in its financial statements, since as a partnership the taxable effects of its operations are attributed to its partners.

Impact of Newly Adopted and Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154). The Statement replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (APB Opinion No. 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for any accounting changes and corrections of errors made on or after January 1, 2006.

In July 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” The EITF states that a general partner is presumed to control a limited partnership and should consolidate the limited partnership unless the limited partners possess substantive kick-out rights or the limited partners possess substantive participating rights. This FSP eliminates the concept of “important rights” of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This FSP is effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, the guidance in this FSP is effective no later than January 1, 2006. The Operating Partnership consolidated one of its existing joint ventures, Markel, upon the adoption of this FSP effective January 1, 2006; the Operating Partnership has treated this as a prospective change of accounting principle as permitted by EITF No. 04-5. This change resulted in the inclusion on the Consolidated Balance Sheet at January 1, 2006 of approximately $44 million of real estate assets, net of accumulated depreciation, and other assets, approximately $39.3 million in mortgages and notes payable and other liabilities, with the remaining effects to investments in unconsolidated affiliates and to minority interest.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, the Operating Partnership has an obligation to cause this property-owning entity to distribute proceeds of liquidation to the minority interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of its assets warrant a distribution as determined by the agreement. In accordance with the disclosure provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), the Operating Partnership estimates the value of minority interest distributions would have been approximately $12 million had the entity been liquidated as of March 31, 2006. This estimated settlement value is based on estimated third party consideration realizable by the entity upon a hypothetical disposition of the properties and is net of all other assets and liabilities. The amount of any actual distributions to the minority interest holder in this entity is difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, the Operating Partnership would have no obligation to remit any consideration to the minority interest holder.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in an income tax return. The interpretation is effective for fiscal years beginning after December 15, 2006. The Operating Partnership is currently assessing the effect of FIN 48, if any, on its financial condition and results of operations upon adoption on January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective for the Operating Partnership on January 1, 2008. The Operating Partnership is currently evaluating the impact SFAS No. 157 may have on its financial condition and results of operations.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB No. 108”), which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach is material. If, in evaluating misstatements following an approach not previously used by the Operating Partnership, the effect of initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements of this guidance are effective for the Operating Partnership for the annual financial statements as of December 31, 2006. The Operating Partnership is currently evaluating what impact, if any, SAB No. 108 may have on its financial statements.

Employee Benefit Plans and Stock-Based Compensation

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

The Company’s officers generally receive annual grants of stock options and restricted stock on March 1 of each year under the Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”). Stock options have also been granted to the Company’s directors; currently, directors do not receive annual stock option grants. Restricted stock grants are also made annually to directors and certain non-officer employees. As of March 31, 2006, 9.0 million shares of Common Stock were authorized for issuance under the Stock Option Plan. Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued in 2005 and 2006 continue to vest ratably over a four-year period, but remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model.

The Operating Partnership elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options issued by the Company through December 31, 2002. During 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which provided methods of transition to the fair value based method of accounting for stock-based employee compensation. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2002. The Operating Partnership elected the prospective method as defined by SFAS No. 148 for options issued by the Company on or after January 1, 2003. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements and forfeitures to be estimated at the grant date rather than as they occur. The Operating Partnership based its estimated forfeiture rate on historical forfeitures of all stock option grants. The Operating Partnership adopted SFAS No. 123(R) effective January 1, 2006 using the modified-prospective method.

Using the Black-Scholes options valuation model, the weighted average fair values of options granted during the three months ended March 31, 2006 and 2005 were $3.98 and $1.92, respectively, per option. The fair values of the options granted in 2006 and 2005 were estimated at the grant dates using the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Risk free interest rate (1)	4.63%	4.10%
Common stock dividend yield (2)	5.21%	6.45%
Expected volatility (3)	18.89%	16.30%
Average expected option life (years)	4.75 (4)	6.0
Options granted	241,151	652,325

(1)	Represents interest rate on US Treasury Bonds having the same life as the estimated life of the Company’s options.
(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the Company’s stock price on the date of grant.
(3)	Based on historical volatility of the Company’s stock over a period relevant to the related stock option grant.
(4)	The average expected option life for the 2006 grant is based on an analysis of historical company data and is based on the contractual term for the 2005 grant.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

The following table illustrates the effect on net income available to common unitholders and earnings per unit for the three months ended March 31, 2005 if a fair value based method had been applied to all outstanding and unvested stock options granted prior to January 1, 2003:

	Three Months Ended March 31, 2005
Net income available for common unitholders – as reported	$15,383
Add: Stock option expense included in reported net income (1)	82	(1)
Deduct: Total stock option expense determined under fair value recognition method for all awards (1)	(169	)(1)

Pro forma net income attributable to common unitholders	$15,296

Basic net income per common unit - as reported	$0.26
Basic net income per common unit - pro forma	$0.26
Diluted net income per common unit - as reported	$0.26
Diluted net income per common unit - pro forma	$0.26

(1)	Amounts include the effect of dividend equivalent rights.

Dividends on unvested shares of restricted stock are accounted for as compensation expense.

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES

The Operating Partnership has various joint ventures with unrelated investors and has retained minority equity interests ranging from 22.8% to 50.0% in these joint ventures. The Operating Partnership generally accounts for its unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which the Operating Partnership uses the equity method of accounting are not included on the Operating Partnership’s consolidated balance sheet.

During the third quarter of 2006, three of the Operating Partnership’s joint ventures made distributions aggregating $17.0 million as a result of a refinancing of debt related to various properties held by the joint ventures. The Operating Partnership received 50.0% of such distributions. As a result of these distributions, the Operating Partnership’s investment account in these joint ventures became negative. The new debt is non-recourse; however, the Operating Partnership and its partner have guaranteed other debt and have contractual obligations to support the joint ventures, which are included in the Guarantees and Other Obligations table in Note 12. Therefore, in accordance with SOP 78-9 “Accounting for Investments in Real Estate Ventures,” the Operating Partnership recorded the distributions as a reduction of the investment account and included the resulting negative investment balances of $6.3 million in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Balance Sheet at September 30, 2006.

The Operating Partnership currently has three consolidated joint ventures. SF-HIW Harborview, LP is accounted for as a financing arrangement pursuant to SFAS No. 66, as described in Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2005 Annual Report on Form 10-K; The Vinings at University Center, LLC is consolidated pursuant to FIN 46(R) as described further below; and Markel is consolidated beginning January 1, 2006 pursuant to EITF 04-5, as discussed above.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

Investments in unconsolidated affiliates as of March 31, 2006 and combined summarized income statements for the Operating Partnership’s unconsolidated joint ventures for the three months ended March 31, 2006 and 2005 are as follows:

Joint Venture	Location of Properties	Total Rentable Square Feet (000)		Ownership Interest
Board of Trade Investment Company	Kansas City, MO	166		49.0%
Dallas County Partners I, LP	Des Moines, IA	641		50.0%
Dallas County Partners II, LP	Des Moines, IA	272		50.0%
Dallas County Partners III, LP	Des Moines, IA	7		50.0%
Fountain Three	Des Moines, IA	710		50.0%
RRHWoods, LLC	Des Moines, IA	769	(1)	50.0%
Plaza Colonnade, LLC	Kansas City, MO	285		50.0%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	1,199		22.8%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	822		42.9%
Highwoods KC Glenridge Office, LP	Atlanta, GA	185		40.0%
Highwoods KC Glenridge Land, LP	Atlanta, GA	—		40.0%
HIW-KC Orlando LLC	Orlando, FL	1,273		40.0%
Concourse Center Associates, LLC	Greensboro, NC	118		50.0%
Weston Lakeside, LLC	Raleigh, NC	—	(2)	50.0%

Total		6,447	(3)

(1)	Includes 75,000 square feet for an office building under development at March 31, 2006.
(2)	This joint venture is constructing approximately 332 rental residential units on 22.4 acres of land.
(3)	Total does not include properties held by consolidated joint ventures totaling 618,000 square feet and 156 rental residential units.

	For the Three Months Ended March 31,
	2006 (1)	2005
Income Statements:
Revenues	$30,929	$32,211

Expenses:
Operating expenses	12,411	12,163
Depreciation and amortization	6,438	6,654
Interest expense and loan cost amortization	8,062	8,041

Total expenses	26,911	26,858

Net income	$4,018	$5,353

The Operating Partnership’s share of:
Net income (2)	$1,962	$2,692

Depreciation and amortization (real estate related)	$2,584	$2,546

Interest expense and loan cost amortization	$3,447	$3,428

(1)	Amounts for 2005 include Markel, which has been consolidated beginning January 1, 2006, as described in Note 1.
(2)	The Operating Partnership’s share of net income differs from its weighted average ownership percentage in the joint ventures’ net income due to the Operating Partnership’s purchase accounting and other related adjustments.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

On December 22, 2004, the Operating Partnership and Easlan Investment Group, Inc. (“Easlan”) formed The Vinings at University Center, LLC. The Operating Partnership contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50% equity interest and Easlan contributed $1.1 million, in the form of non-interest bearing promissory notes, for a 50% equity interest in the entity. The Operating Partnership has consolidated this joint venture under the provisions of FIN 46(R) because Easlan has no at-risk equity and the Operating Partnership absorbs the majority of the joint venture’s expected losses. Accordingly, the Operating Partnership’s balance sheet at March 31, 2006 includes $10.3 million of development in process and an $8.9 million construction note payable. On November 1, 2006, the joint venture sold the rental residential properties to a third party for gross proceeds of $14.3 million, paid off the construction note payable and made cash distributions to the partners. The Operating Partnership received a distribution of $2.9 million.

For additional information regarding the Operating Partnership’s investments in unconsolidated and other affiliates, see Note 2 to the Consolidated Financial Statements in the Operating Partnership’s 2005 Annual Report on Form 10-K.

3. FINANCING ARRANGEMENTS

For information regarding sale transactions that were accounted for as financing arrangements under paragraphs 25 through 29 of SFAS No. 66, see Note 5 herein and Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2005 Annual Report on Form 10-K.

4. ASSET DISPOSITIONS

During the nine months ended September 30, 2006, the Operating Partnership’s dispositions consisted of the following:

	For the Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006
Operating properties (square feet in thousands)	1,999	—	292
Land held for development (acres)	60.6	6.6	11.5
Gross sale proceeds on operating properties	$153,900	$—	$22,787
Gross sale proceeds on development land	$5,490	$1,600	$4,200

In January 2006, the Operating Partnership sold office and industrial properties in Atlanta, Georgia, Columbia, South Carolina and Tampa, Florida in a single transaction for gross proceeds of approximately $141 million. This transaction was classified as held for sale and an impairment loss of $7.7 million was recorded in the fourth quarter of 2005. The properties subject to this sale were classified as discontinued operations in the fourth quarter of 2005.

In March 2006, the Operating Partnership sold an office property in Raleigh, North Carolina for gross proceeds of approximately $12.9 million. A gain of approximately $1.4 million was recorded in the first quarter of 2006. This property was classified as discontinued operations in the first quarter of 2006.

In August 2006, the Operating Partnership sold five office properties in Raleigh, North Carolina for gross proceeds of approximately $22.8 million. A gain of approximately $2.8 million was recorded in the third quarter of 2006. This property was classified as discontinued operations in the third quarter of 2006.

In October 2006, the Operating Partnership sold 94.6 acres of land in Atlanta, Georgia for gross proceeds of approximately $22.5 million. A gain of approximately $7.4 million will be recorded in the fourth quarter of 2006. This land was included in real estate and other assets, net, held for sale as of September 30, 2006. The Operating Partnership also sold a retail property aggregating 105,325 rentable square feet in Kansas City, Missouri for gross proceeds of approximately $10.5 million. A gain of approximately $1.5 million will be recorded in the fourth quarter of 2006. This property was classified as discontinued operations in the third quarter of 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4. ASSET DISPOSITIONS - Continued

In November 2006, the Operating Partnership sold two office properties and 12 industrial properties aggregating 393,465 rentable square feet in Winston-Salem and Greensboro, North Carolina for gross proceeds of approximately $16.5 million. This property will be classified as discontinued operations in the fourth quarter of 2006.

Gains, losses and impairments on disposition of properties, net, from dispositions not classified as discontinued operations, consisted of the following:

	Three Months Ended March 31,
	2006	2005
Gains on disposition of land	$3,040	$153
Gains on disposition of depreciable properties	1,270	250

Total	$4,310	$403

The above gains on land and depreciable properties in the first quarter 2006 and 2005 include minor condemnation, deferred gain recognition from prior sales and adjustments to prior sale transactions.

Net gains on sale and impairments of discontinued operations consisted of the following:

	Three Months Ended March 31,
	2006	2005
Gains on disposition of depreciable properties	$1,483	$15,724

See Note 10 for information on discontinued operations and impairment of long-lived assets.

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

The Operating Partnership’s consolidated mortgages and notes payable consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
Secured mortgage loans	$712,251	(1)	$721,116
Unsecured loans	738,000		750,500

Total	$1,450,251		$1,471,616

(1)	Amount includes $38.5 million from the consolidation of Markel, as described in Note 1.

As of March 31, 2006, the Operating Partnership’s outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

Refinancings and Preferred Unit Redemptions in 2005 and 2006

During 2005 and through the third quarter of 2006, the Operating Partnership paid off $196.2 million of outstanding loans, excluding any normal debt amortization and the refinancings of the credit facility and bank term loans, which included $176.2 million of secured debt with a weighted average interest rate of 6.9% and $20 million of unsecured floating rate debt with an interest rate of 4.9%. Included in the $176.2 million was $89.8 million of floating rate secured debt. The Operating Partnership incurred a $0.5 million loss on debt extinguishments in 2005 in connection with these loan pay-downs. Approximately $350 million of real estate assets (based on undepreciated cost basis) became unencumbered after paying off the secured debt. The Operating Partnership also used some of the proceeds from its disposition activity to redeem, in August 2005 and February 2006, all of the Operating Partnership’s outstanding Series D Preferred Units and 3,200,000 of its outstanding Series B Preferred Units, aggregating $180.0 million plus accrued distributions. These reductions in outstanding debt and Preferred Unit balances were funded primarily from proceeds from property dispositions that closed in 2005 and 2006. In connection with the redemption of Preferred Units, the excess of the redemption cost over the net carrying amount of the redeemed units was recorded as a reduction to net income available for Common Unitholders. These reductions amounted to $4.3 million and $1.8 million for the third quarter of 2005 and first quarter of 2006, respectively.

In February 2006, the Operating Partnership obtained waivers from the lenders under its previous $250 million unsecured revolving credit facility and its previous bank term loan related to timely reporting to the lenders of annual and quarterly financial statements. These waivers did not change the economic terms of the loans.

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

On August 8, 2006, the Operating Partnership’s revolving credit facility was amended and restated as part of a syndication with a group of 15 banks. The revolving credit facility was also upsized from $350 million to $450 million. The Operating Partnership’s revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, the Operating Partnership has an option to extend the maturity date by one additional year and, at any time prior to May 1, 2008, may request increases in the borrowing availability under the credit facility by up to an additional $50 million. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The revolving credit facility has up to $182.8 million of additional availability as of November 9, 2006.

Financing Obligations

The Operating Partnership’s financing obligations consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
SF-HIW Harborview, LP financing obligation	$15,111	$14,983
Tax increment financing obligation (1)	19,171	19,171

Total	$34,282	$34,154

(1)	In connection with tax increment financing for construction of a public garage related to an office building constructed by the Operating Partnership in 2000, the Operating Partnership is obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.9% at the inception of the obligation, is shown as a financing obligation in the balance sheet. The Operating Partnership also receives special tax revenues and property tax rebates, which are intended, but not guaranteed, to provide funds to pay the special assessments.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6. STOCK-BASED COMPENSATION

Stock Options

The following table summarizes information about the Company’s stock option activity during the three months ended March 31, 2006:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2005	5,153,648	24.23
Options granted	241,151	32.37
Options forfeited	—	—
Options cancelled	(32,057)	25.99
Options exercised	—	—

Balances at March 31, 2006	5,362,742	$24.59

Cash received from options exercised was $2.0 million for the three months ended March 31, 2005. There were no options exercised for the three months ended March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2005 was $1.0 million. The total intrinsic value of options outstanding at March 31, 2006 was $49.1 million.

The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement for certain qualified exercises.

The portion of stock option expense recorded at March 31, 2006 related to unvested awards granted prior to January 1, 2003 was immaterial.

The following tables set forth additional information about stock options outstanding and exercisable at March 31, 2006.

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price of Stock Options	Number Outstanding (in 000s)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable (in 000s)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$10.00 to $15.00	105	3.9	$11.63	105	3.9	$11.63
$15.01 to $20.00	39	4.0	$18.38	39	3.9	$18.38
$20.01 to $25.00	2,587	4.3	$22.30	2,466	4.5	$22.36
$25.01 to $30.00	2,267	5.8	$26.94	1,518	5.5	$26.98
$30.01 to $35.00	365	5.1	$32.36	123	1.5	$32.35

	Stock Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000s)
March 31, 2005	3,735,803	$23.80	$37,131
March 31, 2006	4,251,438	$23.96	$41,569

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6. STOCK-BASED COMPENSATION - Continued

Restricted Stock Grants

The Company generally makes annual grants of time-based restricted stock under its Stock Option Plan to its directors, officers and other employees. Restricted stock issued prior to 2005 generally vests 50.0% three years from the date of grant and the remaining 50.0% five years from date of grant. Shares of time-based restricted stock that were issued in 2005 will vest one-third on the third anniversary, one-third on the fourth anniversary and one-third on the fifth anniversary of the date of grant. Shares of time-based restricted stock that were issued in 2006 will vest 25% on the first, second, third and fourth anniversary dates, respectively. Shares of time-based restricted stock issued to directors generally vest 25% at the end of the first, second, third and fourth anniversary dates, respectively. The value of grants of time-based restricted stock is based on the market value of Common Stock as of the date of grant.

During 2005 and 2006, the Company also issued shares of restricted stock to officers under its Stock Option Plan that will vest if the Company’s total shareholder return exceeds the average total returns of a selected group of peer companies over a three-year period. If the Company’s total shareholder return does not exceed such average total returns, none of the total return-based restricted stock will vest. The 2006 grants also contain a provision allowing for partial vesting if the annual return in any given year exceeds 9%. The fair values of each such share of total return-based restricted stock were determined by an outside consultant to be approximately 76% and 87% of the market value of a share of Common Stock as of the grant dates for the 2005 and 2006 grants, respectively. The total grant date fair value of these shares of total-return based restricted stock is being amortized to expense on a straight-line method over the three-year period.

During 2005 and 2006, the Company also issued shares of performance-based restricted stock to officers under its Stock Option Plan that will vest pursuant to company-wide performance-based criteria. The performance-based criteria are based on whether or not the Company meets or exceeds four operating and financial goals established under its Strategic Management Plan by the end of 2007 and 2008, respectively. To the extent actual performance equals or exceeds threshold performance goals, the portion of shares of performance-based restricted stock that vest can range from 50% to 100%. If actual performance does not meet such threshold goals, none of the performance-based restricted stock will vest. The fair value of performance-based restricted share grants is based on the market value of Common Stock as of the date of grant and the estimated performance to be achieved at the end of the three-year period. Such fair value is being amortized to expense during the period from grant date to December 31, 2007 and 2008, respectively, adjusting for the expected level of vesting that will occur at those dates.

Up to 100% of additional total return-based restricted stock and up to 50% of additional performance-based restricted stock may be issued at the end of the three-year periods if actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. The Operating Partnership will also accrue and record expense for additional performance-based shares during the three-year period to the extent issuance of the additional shares is expected based on the Company’s current and projected actual performance. In accordance with GAAP, no expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the three-year period since that possibility is already reflected in the grant date fair value.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6. STOCK-BASED COMPENSATION - Continued

The following table summarizes activity in the three months ended March 31, 2006 for all time-based restricted stock grants:

	Three Months Ended March 31, 2006
	Number of Shares	Weighted Average Issuance Price
Restricted shares outstanding at December 31, 2005	268,409 (1)	$24.51
Number of restricted shares awarded and issued	58,532	32.40
Number of restricted grants awarded, but shares not yet issued	13,590	32.66
Restricted shares vested (2)	(48,704)	23.09
Restricted shares forfeited	(10,139)	24.47
Restricted shares surrendered for payment of withholding taxes upon vesting	(16,862)	21.23

Restricted shares outstanding at March 31, 2006	264,826	$27.14

(1)	Amount includes 20,396 shares granted during the blackout period in 2005. These shares were issued in 2006 and are included in the Consolidated Statement of Partners’ Capital at March 31, 2006.
(2)	The total fair value of restricted shares that vested during the three months ended March 31, 2006 and 2005 was $1.6 million and $1.0 million, respectively.

The following table summarizes activity in the three months ended March 31, 2006 for all performance-based and total return-based restricted stock grants:

	Three Months Ended March 31, 2006
	Number of Shares	Weighted Average Issuance Price
Restricted shares outstanding at December 31, 2005	62,576	$23.55
Number of restricted shares awarded and issued	52,154	29.40
Number of restricted grants awarded, but shares not yet issued	—	—
Restricted shares vested	—	—
Restricted shares forfeited	(2,626)	23.55
Restricted shares surrendered for payment of withholding taxes upon vesting	—	—

Restricted shares outstanding at March 31, 2006	112,104	$26.27

During the three months ended March 31, 2006 and 2005, the Operating Partnership recognized approximately $845,000 and $613,000, respectively, of stock-based compensation expense. As of March 31, 2006 and 2005, there was $6.7 million and $7.1 million, respectively, of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.9 years for both periods.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6. STOCK-BASED COMPENSATION - Continued

Retirement Plan

Effective for 2006, the Company adopted a retirement plan applicable to all employees, including executive officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with the Company, eligible retirees would be entitled to receive a pro rata amount of the annual bonus earned during the year of retirement. Stock options and time-based restricted stock granted by the Company to such eligible retiree during his or her employment would be non-forfeitable and become exercisable according to the terms of their original grants. Eligible retirees would also be entitled to receive a pro rata amount of any performance-based and total return-based restricted stock originally granted to such eligible retiree during his or her employment that subsequently vests after the retirement date according to the terms of their original grants. The benefits of this retirement plan apply only to restricted stock and stock option grants beginning in 2006 and will be phased in 25% on March 1, 2006 and 25% on each anniversary thereof. For employees eligible for these benefits as of the date of grant after March 1, 2006, 25% of their grants were fully expensed at the grant date, which increased compensation expense by approximately $0.2 million in the first quarter of 2006. Grants made prior to 2006 are unaffected.

Deferred Compensation

The Company has a deferred compensation plan pursuant to which each executive officer and director can elect to defer a portion of base salary and/or annual bonus (or director fees) for investment in various unrelated mutual funds. Prior to January 1, 2006, executive officers and directors also could elect to defer cash compensation for investment in units of phantom stock. At the end of each calendar quarter, any executive officer and director who deferred compensation into phantom stock was credited with units of phantom stock at a 15.0% discount. Dividends on the phantom units are assumed to be issued in additional units of phantom stock at a 15.0% discount. If an officer that deferred compensation under this plan leaves the Company’s employ voluntarily or for cause within two years after the end of the year in which such officer deferred compensation for units of phantom stock, at a minimum, the 15.0% discount and any deemed dividends are forfeited. Over the two-year vesting period, the Operating Partnership records additional compensation expense equal to the 15.0% discount, the accrued dividends and any changes in the market value of Common Stock from the date of the deferral, which aggregated $0.6 million and $0.0 million for the three months ended March 31, 2006 and 2005, respectively. Cash payments from the plan for the three months ended March 31, 2006 and 2005 were $0.5 million and $0.0 million, respectively.

7. RELATED PARTY TRANSACTIONS

As more fully described in Note 8 to the Consolidated Financial Statements in the Operating Partnership’s 2005 Annual Report on Form 10-K, the Operating Partnership purchased land in 2005 from GAPI, Inc., an entity owned by a current director of the Company, and also sold certain buildings in 2005 to a director who subsequently retired from the Board of Directors on December 31, 2005.

8. DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated Other Comprehensive Loss (“AOCL”) at March 31, 2006 and December 31, 2005 was $2.0 million and $2.2 million, respectively, and consisted of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt (see Note 9). The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at March 31, 2006 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.7 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

8. DERIVATIVE FINANCIAL INSTRUMENTS - Continued

The land purchase agreement with GAPI, Inc. described in Note 8 to the Consolidated Financial Statements in the Operating Partnership’s 2005 Annual Report on Form 10-K included an embedded derivative feature due to the price for the land parcels being determined by the fair value of Common Units, which was accounted for in accordance with SFAS No. 133.

9. OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$14,397	$23,096
Other comprehensive income:
Unrealized derivative losses on cash-flow hedges	—	(37)
Amortization of hedging gains and losses included in other comprehensive income	177	176

Total other comprehensive income	177	139

Total comprehensive income	$14,574	$23,235

10. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

As part of its business strategy, the Operating Partnership will from time to time selectively dispose of non-core properties and use the net proceeds for investments or other purposes. The table below sets forth the net operating results and net carrying value of those assets classified as discontinued operations. The assets classified as discontinued operations comprise 6.6 million square feet of office and industrial properties and 17 apartment units sold during 2005 and the first quarter of 2006. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from the ongoing operations of the Operating Partnership to discontinued operations, and the Operating Partnership does not or will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended March 31,
	2006	2005
Rental and other revenues	$1,177	$15,413
Operating expenses:
Rental property and other expenses	439	6,239
Depreciation and amortization	39	5,601
General and administrative	—	71

Total operating expenses	478	11,911
Interest expense	—	226
Other income	9	46

Income before net gains on sale and impairment of discontinued operations	708	3,322
Net gains on sale and impairment of discontinued operations	1,483	15,724

Total discontinued operations	$2,191	$19,046

The net book value of property classified as discontinued operations that was sold during 2005 and through the quarter ended March 31, 2006 aggregated approximately $444.4 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

Certain other assets were sold during 2005 that did not meet the criteria of SFAS No. 144 to be classified as discontinued operations due to the magnitude of the Operating Partnership’s ongoing management and/or leasing services on behalf of the new owners.

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the three months ended March 31, 2006 and 2005, there were no properties held for sale which had a carrying value that was greater than fair value less cost to sell; therefore, no impairment losses related to assets sold or held for sale were recognized in the Consolidated Statements of Income for the three months ended March 31, 2006 and 2005.

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. One land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss of $2.6 million was recorded in the quarter ended March 31, 2005. No indicators of impairment existed for assets classified as held for use for the quarter ended March 31, 2006.

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Land	$—	$25,254
Land held for development	7,377	10,058
Buildings and tenant improvements	—	141,532
Development in process	—	(28)
Accumulated depreciation	—	(32,975)

Net real estate assets	7,377	143,841
Deferred leasing costs, net	1	2,075
Accrued straight line rents receivable	—	2,085
Prepaid expenses and other	1	28

Total assets	$7,379	$148,029

Tenant security deposits, deferred rents and accrued costs (1)	$4	$1,005

Mortgages payable (2)	$—	$1,873

(1)	Included in accounts payable, accrued expenses and other liabilities.
(2)	Included in mortgages and notes payable.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11. EARNINGS PER COMMON UNIT

The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended March 31,
	2006	2005
Basic income/(loss) per unit:
Numerator:
Income from continuing operations	$12,206	$4,050
Preferred Unit distributions	(4,724)	(7,713)
Excess of Preferred Unit redemption costs over carrying value	(1,803)	—

Income/(loss) from continuing operations attributable to common unitholders	5,679	(3,663)
Income from discontinued operations	2,191	19,046

Net income attributable to common unitholders	$7,870	$15,383

Denominator:
Denominator for basic earnings/(loss) per unit - weighted-average units	58,826	59,227

Basic earnings per unit:
Income/(loss) from continuing operations	$0.09	$(0.06)
Income from discontinued operations	0.04	0.32

Net income	$0.13	$0.26

Diluted income/(loss) per unit:
Numerator:
Income from continuing operations	$12,206	$4,050
Preferred Unit distributions	(4,724)	(7,713)
Excess of Preferred Unit redemption costs over carrying value	(1,803)	—

Income/(loss) from continuing operations attributable to common unitholders	5,679	(3,663)
Income from discontinued operations	2,191	19,046

Net income attributable to common unitholders	$7,870	$15,383

Denominator:
Denominator for basic earnings/(loss) per unit - weighted-average units	58,826	59,227
Add:
Employee stock options	1,198	—
Unvested restricted stock	155	—

Denominator for diluted earnings/(loss) per unit – adjusted weighted average units and assumed conversions	60,179	59,227

Diluted earnings per unit (1):
Income/(loss) from continuing operations	$0.09	$(0.06)
Income from discontinued operations	0.04	0.32

Net income	$0.13	$0.26

(1)	Pursuant to SFAS No. 128, income/(loss) from continuing operations, after preferred distributions and Preferred Unit redemption charge, is the controlling number in determining whether potential Common Units are dilutive or antidilutive. Because such potential Common Units would be antidilutive to loss from continuing operations allocable to common unitholders, diluted earnings per unit is the same as basic earnings per unit for the three months ended March 31, 2005. Potential Common Units include the Company’s stock options, warrants and unvested restricted shares, which would have amounted to approximately 0.6 million additional units in the three months ended March 31, 2005. In addition, potential Common Units that would have been antidilutive due to the option or warrant exercise price being less than the average stock price of the Company for the periods reported were approximately 1.0 million and 3.3 million units at March 31, 2006 and 2005, respectively.

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

For three properties owned at March 31, 2006, the Operating Partnership has the option to purchase the leased land during the lease term at the greater of 85.0% of appraised value or approximately $30,000 per acre.

As of March 31, 2006, the Operating Partnership’s payment obligations for future minimum payments on operating leases (which include scheduled fixed increases, but exclude increases based on CPI) were as follows:

Remainder of 2006	$773
2007	1,011
2008	1,027
2009	1,067
2010	1,085
Thereafter	35,787

$40,750

Capital Expenditures

The Operating Partnership incurs capital expenditures to lease space to its customers, maintain the quality of its existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, the Operating Partnership’s expected future capital expenditures for started and/or committed new development projects as of November 9, 2006 are approximately $260 million, which includes several projects started or committed after December 31, 2005. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

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

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of March 31, 2006:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(6)	Debt	$—	Various through 11/2015
RRHWoods, LLC (2),(7)	Debt	$—	8/2006
Plaza Colonnade (2),(8)	Indirect Debt (4)	$51	12/2009
SF-HIW Harborview, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
Eastshore (Capital One) (3),(9)	Rent (4)	$7,351	11/2007
Industrial (3),(10)	Rent (4)	$372	12/2006
Industrial Environmental (3),(10)	Environmental costs (4)	$125	Until Remediated
Highwoods DLF 97/26 DLF 99/32, LP (2),(11)	Rent (4)	$798	6/2008
RRHWoods, LLC and Dallas County Partners (2),(12)	Indirect Debt (4)	$104	6/2014
RRHWoods, LLC (2),(14)	Indirect Debt (4)	$63	11/2009
HIW-KC Orlando, LLC (3),(13)	Rent (4)	$491	4/2011
HIW-KC Orlando, LLC (3),(13)	Leasing Costs	$528	12/2024

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) for initial recognition and measurement.
(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.
(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 because the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.
(4)	The maximum potential amount of future payments disclosed for these guarantees assumes the Operating Partnership pays the maximum possible liability under the guaranty with no offsets or reductions. With respect to the rent guarantee, if the space is leased, it assumes the existing tenant defaults at March 31, 2006 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.
(5)	As more fully described in Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2005 Annual Report on Form 10-K, in 2002 the Operating Partnership granted its partner in SF-HIW Harborview, LP a put option and entered into a master lease arrangement for five years covering vacant space in the building owned by the partnership. The Operating Partnership also agreed to pay certain tenant improvement costs. The maximum potential amount of future payments the Operating Partnership could be required to make related to the rent guarantees and tenant improvements was $0.6 million as of March 31, 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12. COMMITMENTS AND CONTINGENCIES - Continued

(6)	The Operating Partnership has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments the Operating Partnership could have been required to make under the guarantees was $19.4 million at March 31, 2006. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at March 31, 2006 averaged approximately 3.2%, and mature in 2015. A guarantee of $5.5 million will expire upon an industrial building becoming 95% leased or when the related loan matures. As of March 31, 2006, this building was 87.0% leased. The remaining $5.3 million in guarantees relate to loans that were refinanced by the Des Moines joint ventures on July 31, 2006 with a new non-recourse loan. As a result, the guarantees totaling $5.3 million were eliminated. If the joint ventures are unable to repay the outstanding balances under the loans that remain outstanding, the Operating Partnership will be required, under the terms of the agreements, to repay the outstanding balances. Recourse provisions exist to enable the Operating Partnership to recover some or all of such payments from the joint ventures’ assets and/or the other partners. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.
(7)	In connection with the RRHWoods, LLC joint venture, the Operating Partnership renewed its guarantee of $6.2 million to a bank in July 2003; this guarantee expires in August 2006 and may be renewed by the Operating Partnership. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Operating Partnership would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Operating Partnership has recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of the Operating Partnership’s proportionate share. The property collateralizing the bonds is 100% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing. As a result, no liability has been recorded in the Operating Partnership’s Consolidated Balance Sheet.

Effective August 1, 2006, RRHWoods, LLC replaced its guarantee of $6.2 million described above with a $3.1 million guarantee and master lease agreement in favor of a new bank that will provide a replacement of the $6.2 million letter of credit. The term of the letter of credit and corresponding master lease is four years. The agreement requires the Operating Partnership to pay under a contingent master lease if the cash flows from the building securing the letter of credit do not cover at least 50% of the minimum debt service. The letters of credit along with the building secure the industrial revenue bonds used to finance the property. These bonds mature in 2015. Recourse provisions exist such that the Operating Partnership could recover some or all of the payments made under the letter of credit guarantee from the joint venture’s assets. At September 30, 2006, the Operating Partnership recorded a $0.7 million deferred charge included in other assets and liabilities on its Consolidated Balance Sheet with respect to this guarantee. The Operating Partnership’s maximum potential exposure under this guarantee is $3.1 million.

(8)	The Plaza Colonnade, LLC joint venture has a $50 million non-recourse mortgage that bears a fixed interest rate of 5.7%, requires monthly principal and interest payments and matures on January 31, 2017. The Operating Partnership and its joint venture partner have signed a contingent master lease limited to 30,772 square feet for five years. The Operating Partnership’s maximum exposure under this master lease was $1.6 million at March 31, 2006. However, the current occupancy level of the building is sufficient to cover all debt service requirements.

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

(9)	As more fully described in Note 3 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Operating Partnership agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (through November 2007). The Operating Partnership’s maximum exposure to loss under these agreements as of March 31, 2006 was $7.4 million. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010. This transaction had been accounted for as a financing transaction and was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under these guarantees became less than the related deferred gain; gain is being recognized beginning in the third quarter of 2005 as the maximum exposure under the guarantees is reduced.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12. COMMITMENTS AND CONTINGENCIES - Continued

(10)	In December 2003, the Operating Partnership sold 1.9 million square feet of industrial property for $58.4 million in cash, a $5.0 million note receivable that bears interest at 12.0% and a $1.7 million note receivable that bears interest at 8.0%. In addition, the Operating Partnership agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square feet of the industrial property, which is occupied by two tenants. The total gain as a result of the transaction was $6.0 million. Because the terms of the notes required only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $6.0 million gain was deferred and offset against the note receivable on the balance sheet and the cost recovery method was being used for this transaction. On June 30, 2005, the Operating Partnership agreed to modify the note receivable to reduce the amount due by $0.3 million. The modified note balance and all accrued interest, aggregating $6.2 million, was paid in full on July 1, 2005. Because the maximum exposure to loss from the rent guarantee at July 1, 2005 was $0.8 million, that amount of gain was deferred and $4.3 million of the deferred gain was recognized at that date. As of March 31, 2006, $0.4 million remains deferred, which represents the Operating Partnership’s contingent liability with respect to the guarantee. Additionally, as part of the sale, the Operating Partnership agreed to indemnify and hold the buyer harmless with respect to environmental concerns on the property of up to $0.1 million. As a result, $0.1 million of the gain was deferred at the time of sale and will remain deferred until the environmental concerns are remediated.
(11)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by the Operating Partnership. In conjunction with an overall restructuring of the tenant’s leases with the Operating Partnership and with this joint venture, the Operating Partnership agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, reducing the rent obligation by 50% and converting the “net” lease to a “full service” lease with the tenant liable for 50% of these costs at that time. In turn, the Operating Partnership agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. As of March 31, 2006, the Operating Partnership has recorded approximately $0.8 million in other liabilities and $0.8 million as a deferred charge in other assets on its Consolidated Balance Sheet to account for the lease guarantee. However, should new tenants occupy the vacated space during the two and a half year guarantee period, the Operating Partnership’s liability under the guarantee would diminish. The Operating Partnership’s maximum potential amount of future payments with regard to this guarantee as of March 31, 2006 is $1.1 million. No recourse provisions exist to enable the Operating Partnership to recover any amounts paid to the joint venture under this lease guarantee arrangement.
(12)	RRHWOODS, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million ten-year loan from a lender. As an inducement to make the loan at a 6.3% long-term rate, the Operating Partnership and its partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of March 31, 2006, no master lease payments were necessary. The Operating Partnership currently has recorded $0.1 million in other liabilities and $0.1 million as a deferred charge included in other assets on its Condensed Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Operating Partnership could be required to make based on the current leases in place is approximately $3.2 million as of March 31, 2006. The likelihood of the Operating Partnership paying on its $0.8 million guarantee is remote since the joint venture currently satisfies the minimum debt coverage ratio and should the Operating Partnership have to pay its portion of the guarantee, it would be entitled to recover the $0.8 million from other joint venture assets.
(13)	In connection with the formation of HIW-KC Orlando, LLC, the Operating Partnership agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, the Operating Partnership agreed to guarantee the initial leasing costs, originally estimated at $4.1 million, for approximately 11% of the total square feet of the property owned by the joint venture. The Operating Partnership has paid $0.1 million in the first quarter of 2006, $1.1 million in 2005 and $2.4 million in 2004 under this guarantee, and $0.5 million is estimated to remain under the guarantee at March 31, 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12. COMMITMENTS AND CONTINGENCIES - Continued

(14)	In connection with the RRHWoods, LLC joint venture, the Operating Partnership and its partner each guaranteed $2.9 million to a bank. This guarantee expires in November 2009 and can be renewed, at the joint venture’s option, through November 2011. The bank provides a letter of credit securing industrial revenue bonds, which mature in November 2015. The joint venture’s industrial building secures the bonds. The Operating Partnership would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Operating Partnership has recourse provisions to recover from the joint venture’s assets. The property collateralizing the bonds generates sufficient cash flow to cover the debt service required by the bond financing. In addition to the direct guarantee, the Operating Partnership is committed to a master lease for 50% of the debt service should the cash flow from the property not be able to pay the debt service of the bonds. As a result of this master lease, the Operating Partnership has recorded approximately $60,000 in other liabilities and as a deferred charge in other assets on its Consolidated Balance Sheet at March 31, 2006.

Currently, RRHWoods, LLC is developing a new office building. In October 2006, the joint venture entered into a commitment to finance the development with a $4.1 million ten-year loan from a lender. As part of the agreement, the Operating Partnership and its partner agreed to each guarantee $0.7 million until the building becomes 93.0% leased or when the related loan matures. Under the terms of the agreement, the Operating Partnership will be required to pay on its guarantee should the joint venture be unable to repay the outstanding loan balance. However, the joint venture currently generates sufficient cash flows to cover the debt service required by the loan. Although the Operating Partnership is still evaluating the impact of the guarantee, the Operating Partnership does not expect a significant effect on its financial condition and results of operations.

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

In June, August, September and October 2006, the Operating Partnership received assessments for state excise taxes and related interest amounting to approximately $4.5 million, related to periods 2002 through 2004, and may receive additional assessments for later periods, which the Operating Partnership estimates could aggregate an additional approximate $1.1 million. The Operating Partnership believes that it is not subject to such taxes and intends to vigorously dispute the assessment. Based on advice of counsel, the Operating Partnership currently believes that any exposure for such taxes is not probable, and accordingly no provision for such taxes is reflected in its financial statements.

As previously disclosed, the SEC’s Division of Enforcement issued a confidential formal order of investigation in connection with the Company’s previous restatement of its financial results. In November 2006, the SEC’s Division of Enforcement informed the Company that this investigation has been closed, and that it is not taking any action with respect to this matter.

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

All operations are within the United States and, at March 31, 2006, no tenant of the Wholly Owned Properties comprised more than 6.9% of the Operating Partnership’s consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Rental and Other Revenues: (1)
Office segment	$85,861	$84,366
Industrial segment	7,375	7,350
Retail segment	10,738	10,183
Apartment segment	275	267

Total Rental and Other Revenues	$104,249	$102,166

Net Operating Income: (1)
Office segment	$54,101	$54,765
Industrial segment	5,706	5,464
Retail segment	7,281	6,946
Apartment segment	164	122

Total Net Operating Income	67,252	67,297
Reconciliation to income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(28,705)	(29,649)
Interest expense	(25,599)	(27,888)
Impairment of assets held for use	—	(2,572)
General and administrative expense	(8,757)	(8,167)
Interest and other income	1,834	1,961
Loss on debt extinguishment	—	(27)

Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	$6,025	$955

	March 31, 2006	December 31, 2005
Total Assets: (2)
Office segment	$2,166,315	$2,243,116
Industrial segment	207,705	226,199
Retail segment	254,371	256,730
Apartment segment	20,860	19,538
Corporate and other	162,038	156,275

Total Assets	$2,811,289	$2,901,858

(1)	Net of discontinued operations.
(2)	Real estate and other assets held for sale are included in this table according to the segment type.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes contained elsewhere in this Quarterly Report.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2005 Annual Report.

Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

OVERVIEW

The Operating Partnership is managed by its sole general partner, the Company, a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts substantially all of its activities through the Operating Partnership. Other than 22.4 acres of undeveloped land, 30 apartment units and the Company’s interest in the Kessinger/Hunter, LLC and 4600 Madison Associates, LLC joint ventures, all of the Company’s assets are owned directly or indirectly by the Operating Partnership. As of March 31, 2006, the Company’s wholly owned assets included: 348 in-service office, industrial and retail properties; 96 apartment units; 896 acres of undeveloped land suitable for future development, of which 485 acres are considered core holdings; and an additional 12 properties under development. The Company is based in Raleigh, North Carolina, and its properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina,

South Carolina, Tennessee and Virginia. Additional information about the Company can be found on its website at www.highwoods.com. Information on the Company’s website is not part of this Quarterly Report.

Results of Operations

Although we operate in the industrial, retail and apartment segments, our operating results depend heavily on our office segment. Furthermore, since more than a majority of our office properties are located in Florida, Georgia and North Carolina, economic growth in those states is and will continue to be an important determinative factor in predicting our future operating results. Accordingly, most of the analysis and comments below focus on our office segment properties.

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

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. Rental property expenses are expenses associated with our ownership and operation of rental properties and include variable expenses, such as common area maintenance and utilities, and relatively fixed expenses, such as property taxes and insurance. Some of these variable expenses may be lower when our average occupancy declines. Fixed expenses remain relatively constant regardless of average occupancy. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy or sell assets, since we depreciate our properties on a straight-line basis over fixed lives. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs, corporate and division overhead and long-term incentive compensation. Interest expense depends primarily upon the amount of our borrowings, the weighted average interest rates on our debt and the amount of interest capitalized on development projects.

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

RESULTS OF OPERATIONS

In accordance with SFAS No. 144 and as described in Note 10 to the Condensed Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2005 and the first quarter of 2006 or were held for sale at March 31, 2006. Accordingly, any properties sold during 2005 and the first quarter of 2006 that did not meet certain conditions as stipulated by SFAS No. 144 were not reclassified to discontinued operations.

The following table sets forth information regarding our unaudited results of operations for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended March 31,		$ Change	% of Change
	2006	2005
Rental and other revenues	$104.2	$102.2	$2.0	2.0%
Operating expenses:
Rental property and other expenses	37.0	34.9	2.1	6.0
Depreciation and amortization	28.7	29.6	(0.9)	(3.0)
Impairment of assets held for use	—	2.6	(2.6)	(100.0)
General and administrative	8.7	8.2	0.5	6.1

Total operating expenses	74.4	75.3	(0.9)	(1.2)

Interest expense:
Contractual	23.9	25.4	(1.5)	(5.9)
Amortization of deferred financing costs	0.8	0.8	—	—
Financing obligations	0.9	1.7	(0.8)	(47.1)

	25.6	27.9	(2.3)	(8.2)
Other income:
Interest and other income	1.8	2.0	(0.2)	(10.0)

	1.8	2.0	(0.2)	(10.0)
Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	6.0	1.0	5.0	500.0

Gains on disposition of property, net	4.3	0.4	3.9	975.0
Minority interest	(0.1)	—	(0.1)	(100.0)
Equity in earnings of unconsolidated affiliates	2.0	2.7	(0.7)	(25.9)

Income from continuing operations	12.2	4.1	8.1	197.6
Discontinued operations:
Income from discontinued operations	0.7	3.3	(2.6)	(78.8)
Gains, net of impairments, on sales of discontinued operations	1.5	15.7	(14.2)	(90.4)

	2.2	19.0	(16.8)	(88.4)

Net income	14.4	23.1	(8.7)	(37.6)
Distribution on Preferred Units	(4.7)	(7.7)	3.0	39.0
Excess of Preferred Unit redemption cost over carrying value	(1.8)	—	(1.8)	(100.0)

Net income available for common unitholders	$7.9	$15.4	$(7.5)	(48.7)%

Rental and Other Revenues

The increase in rental and other revenues from continuing operations was primarily the result of higher average occupancy in 2006 as compared to 2005 and the contribution from developed properties placed in service in the later part of 2005. These increases were partly offset by a decrease in lease termination fees from 2005 to 2006 and the disposition of certain properties that did not meet the criteria to be classified as discontinued operations.

Operating Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $2.1 million in the first quarter of 2006 compared to the first quarter of 2005, primarily as a result of general inflationary increases in certain operating expenses, such as salaries, benefits, utility costs and real estate taxes, and expenses of developed properties placed in service in the second half of 2005.

In the first quarter of 2005, an impairment loss of $2.6 million was recognized in connection with 46 acres of land that did not meet the criteria to be classified as held for sale, but whose carrying value was greater than its fair value.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1.6 billion in the three months ended March 31, 2005 to $1.4 billion in the three months ended March 31, 2006, partially offset by an increase in weighted average interest rates on outstanding debt from 6.6% in the three months ended March 31, 2005 to 6.9% in the three months ended March 31, 2006. In addition, capitalized interest in 2006 was approximately $0.2 million higher compared to 2005 due to increased development activity and higher average construction and development costs.

The decrease in interest from financing obligations was a result of the completed sale of three buildings in Richmond, Virginia (the Eastshore transaction) in the third quarter of 2005 and the elimination of the related financing obligation.

Gains on Disposition of Property; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $4.3 million in the three months ended March 31, 2006 compared to $0.4 million for the three months ended March 31, 2005. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period.

Minority interest in continuing operations, after Preferred Unit distributions, was $(0.1) million of income for the three months ended March 31, 2006 due to the consolidation of Markel as of January 1, 2006 as a result of the adoption of EITF Issue No. 04-5, as described in Note 1 to the Consolidated Financial Statements. We had no minority interest in continuing operations for the three months ended March 31, 2005.

The decrease in equity in earnings from continuing operations of unconsolidated affiliates was primarily a result of the Plaza Colonnade, LLC joint venture, which provided an additional $0.3 million in earnings during the first quarter of 2005 due to the cumulative effect of applying FAS 67 and adjustments for capitalized interest. In addition, the Markel joint venture contributed $0.2 million to earnings during the first quarter of 2005; the accounting for this joint venture changed from equity method to consolidation effective January 1, 2006, as described in Note 1 to the Consolidated Financial Statements. Furthermore, the RRHWoods joint venture provided $0.2 million lower earnings during the first quarter of 2006 as opposed to the first quarter of 2005 due to an increase in operating expenses, a decrease in recovery income and an increase in interest expense resulting from rising interest rates on variable rate loans and interest expense on $7.6 million of additional borrowings.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $2.2 million and $19.0 million as discontinued operations for the three months ended March 31, 2006 and 2005, respectively. These amounts relate to 6.6 million square feet of office and industrial property and 17 apartment units sold during 2005 and the first quarter of 2006. These amounts include net gains on the sale of these properties of $1.5 million and $15.7 million in the three months ended March 31, 2006 and 2005, respectively.

Net Income

We recorded net income in the three months ended March 31, 2006 of $14.4 million, compared to $23.1 million in the three months ended March 31, 2005, resulting from the various factors described above.

Preferred Distributions

Preferred distributions decreased $3.0 million due to Preferred Unit redemptions of $130 million and $50 million in the third quarter of 2005 and the first quarter of 2006, respectively. The excess of redemption cost over carrying value of $1.8 million in 2006 relates to the $50 million Preferred Unit redemption in that quarter.

Net Income Available for Common Unitholders

We recorded net income available for Common Unitholders in the three months ended March 31, 2006 of $7.9 million, compared to $15.4 million in the three months ended March 31, 2005; this decrease is the net result of the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first three months of 2006 as compared to the first three months of 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005	Change
Cash Provided By Operating Activities	$39,850	$30,850	$9,000
Cash Provided By Investing Activities	124,912	22,697	102,215
Cash Used In Financing Activities	(142,061)	(22,565)	(119,496)

Total Cash Flows	$22,701	$30,982	$(8,281)

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

The increase of $9.0 million in cash provided by operating activities in the first quarter of 2006 compared to the first quarter of 2005 was primarily the result of a $14.9 million increase from net changes in operating assets and liabilities partially offset by lower cash flows from net income adjusted for changes in depreciation and gains and impairments.

The increase of $102.2 million in cash provided by investing activities in the first quarter of 2006 compared to the first quarter of 2005 was primarily a result of a $103.9 million increase in proceeds from dispositions of real estate assets, partially offset by an a $0.9 million increase in additions to real estate assets and deferred leasing costs.

The increase of $119.5 million in cash used in financing activities in the first quarter of 2006 compared to the first quarter of 2005 was primarily the result of $50.0 million used to redeem Preferred Units in the first quarter of 2006, a net $22.5 million reduction in the revolving credit facility, and a $48.6 million reduction in secured mortgage debt.

In 2006, we continued our capital recycling program of selectively disposing of non-core properties in order to use the net proceeds for investments or other purposes. At March 31, 2006, we had 34.4 acres of land classified as held for sale pursuant to SFAS No. 144 with a carrying value of $7.4 million.

Capitalization

Our total indebtedness at March 31, 2006 was approximately $1.5 billion and was comprised of $712 million of secured indebtedness with a weighted average interest rate of 6.9% and $738 million of unsecured indebtedness with a weighted average interest rate of 6.8%. As of March 31, 2006, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

Contractual Obligations

See our 2005 Annual Report on Form 10-K for a table setting forth a summary of our known contractual obligations at December 31, 2005.

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

Unsecured Indebtedness

In February 2006, we obtained waivers from the lenders under our previous $250 million unsecured revolving credit facility and our previous bank term loan related to timely reporting to the lenders of annual and quarterly financial statements. These waivers did not change the economic terms of the loans.

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

Our revolving credit facility requires us to comply with customary operating covenants and various financial and operating ratios, which we believe are less stringent and more appropriately reflect our current and future business prospects than the requirements under our previous revolving credit facility. While we expect to remain in compliance with these provisions of our revolving credit facility, depending upon our future operating performance and property and financing transactions and general economic conditions, we cannot assure you that no circumstance will arise in the future that would render us unable to comply with any of these covenants.

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

As of the end of the period covered by this Quarterly Report, the Operating Partnership had not satisfied the requirement under the indenture governing its outstanding notes to file timely SEC reports. Under the indenture, the notes may be accelerated if the trustee or 25% of the holders provide written notice of a default and such default remains uncured after 60 days. If the Operating Partnership failed to file its delinquent SEC reports prior to expiration of the 60-day cure period after receipt of any such default notice, the lender under our revolving credit facility would also have the ability to accelerate amounts outstanding under the revolving credit facility. Neither the trustee nor any holder sent us any such default notice. During the period covered by this Quarterly Report, the Operating Partnership was otherwise in compliance with all other covenants under the indenture and was current on all payments required thereunder. As of the date of this filing, the Operating Partnership has filed all such delinquent SEC reports and is now in compliance with all covenants under the indenture.

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

We expect to fund our short-term liquidity needs through a combination of available working capital, property dispositions, cash flows from operations and the following:

•	the selective disposition of non-core land and other assets;

•	borrowings under our revolving credit facility (which has up to $182.8 million of availability as of November 9, 2006) and under our existing $50 million secured revolving construction loan (all of which was available at November 9, 2006);

•	the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions;

•	the issuance of secured debt; and

•	the issuance of new unsecured debt.

Our long-term liquidity needs generally include the funding of capital expenditures to lease space to our customers, maintain the quality of our existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects as of November 9, 2006 are approximately $260 million. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

Additionally, $110 million of 7.0% unsecured notes will mature in December 2006 and approximately $63 million of 8.2% secured debt will mature in February 2007. We expect to repay this debt with borrowings under our credit facility, proceeds from pending and future disposition activity and the issuance of additional secured or unsecured debt. We also have a significant pool of unencumbered assets that could serve as collateral for additional secured debt. Although we expect to repay or refinance all of this outstanding debt on or prior to their respective maturity dates, no assurances can be given that we will be able to do so on favorable terms or at all.

Our long-term liquidity needs also include the funding of development commitments, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under our revolving credit facility and long-

term unsecured debt. Our goal is to maintain a conservative and flexible balance sheet. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership, (3) borrowings under other secured construction loans that we may enter into and (4) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayments of borrowings under our revolving credit facility. As mentioned above, we do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities or from proceeds from sales of properties. The Company may also from time to time retire outstanding Preferred Units upon the retirement of outstanding Preferred Stock through redemptions, open market acquisitions, in privately-negotiated acquisitions or a combination of the foregoing.

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

As of March 31, 2006, our unconsolidated joint ventures had $735.5 million of total assets and $551.3 million of total liabilities as reflected in their financial statements. At March 31, 2006, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 41.1%. During the three months ended March 31, 2006, these unconsolidated joint ventures earned $4.0 million of total net income of which our share, after appropriate purchase accounting and other adjustments, was $2.0 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Condensed Consolidated Financial Statements.

As of March 31, 2006, our unconsolidated joint ventures had $528.2 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 12 to the Condensed Consolidated Financial Statements. The following table sets forth the scheduled maturities of our share of the outstanding debt of our unconsolidated joint ventures, based on our ownership interests, as of March 31, 2006 (in thousands):

Remainder of 2006	$3,977
2007	12,219
2008	12,366
2009	14,243
2010	10,975
Thereafter	172,666

$226,446

For information regarding our off-balance sheet arrangements as of December 31, 2005, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off Balance Sheet Arrangements” in our 2005 Annual Report on Form 10-K.

Financing Arrangements

For information regarding sales transactions that were accounted for as financing arrangements at December 31, 2005, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing and Profit-Sharing Arrangements” in our 2005 Annual Report on Form 10-K.

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

The interest rate on all of our variable rate debt is adjusted at one and three month intervals, subject to settlements under interest rate hedge contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. We currently have no outstanding interest rate hedge contracts.

CRITICAL ACCOUNTING POLICIES

There were no changes to the critical accounting policies made by management in the three months ended March 31, 2006, except as set forth in Note 1 to the Condensed Consolidated Financial Statements in section “Impact of Newly Adopted and Issued Accounting Standards.” For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2005 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future effects, but only indicators of reasonably possible effects. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and the Notes to Condensed Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We had no interest rate hedge contracts in effect at March 31, 2006.

As of March 31, 2006, we had approximately $1,160 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at March 31, 2006 was approximately $1,205 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of March 31, 2006 would decrease by approximately $48.5 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of March 31, 2006 would increase by approximately $52.3 million.

As of March 31, 2006, we had approximately $290 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended March 31, 2007, our interest expense would be increased or decreased approximately $2.9 million.

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

The Company’s CEO and CFO evaluations of our disclosure controls and procedures include a review of the controls’ objectives and design, the controls’ implementation by the Operating Partnership and the effect of the controls on the information generated for use in this Quarterly Report. We seek to identify control deficiencies and, if necessary, confirm that appropriate corrective action, including process improvements, is undertaken. Our disclosure controls and procedures are also evaluated on an ongoing basis by or through the following:

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

In Item 9A of the Company’s 2005 Annual Report on Form 10-K, management reported that the Company’s internal control over financial reporting was not effective as of December 31, 2005 due to material weaknesses that existed as of such date in: (1) the Company’s real estate asset and lease incentive accounting processes, which in turn could affect the equity in earnings of unconsolidated affiliates in the Company’s Consolidated Financial Statements for those joint ventures for which the Company is primarily responsible for the preparation of their financial statements; and (2) the Company’s journal entry approval and financial statement close processes. Subsequent to September 30, 2006, management discovered an additional deficiency relating to the effectiveness of controls over the classification of assets held for sale under SFAS No. 144 that existed at September 30, 2006 that could have resulted in a material misstatement of the Company’s financial statements had it not been discovered prior to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006. Although management was not required to, nor did it, undertake the procedures necessary to include a management’s report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, management believes that such a control deficiency constitutes a material weakness. Subsequent to the financial close process for the third quarter of 2006, management determined that two separate assets aggregating $14.5 million, which had been originally recorded in real estate assets, net, on the Company’s balance sheet in management’s initial draft of its third quarter 2006 financial statements, should have been recorded as assets held for sale. The Company’s internal control over financial reporting did not properly ensure the proper classification of these assets under SFAS No. 144 prior to the completion of the Company’s financial statement close process. Prior to the finalization of the Company’s third quarter financial statements and the filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2006, management determined that such assets should be classified as assets held for sale. Such assets are properly reflected as assets held for sale in the financial statements included as part of this Quarterly Report.

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

During the nine months ended September 30, 2006 and through the date of this filing, we implemented various changes and improvements to our internal control over financial reporting relative to our real estate asset and lease incentive accounting processes and to our journal entry approval and financial statement close process. We eliminated our use of and dependence upon manually prepared spreadsheets in accumulating and consolidating restatement adjustments recorded in connection with our historical financial statements by recording in our general ledger all of the restatement adjustments related to our amended 2003 Annual Report and our 2004 Annual Report on Form 10-K (including ongoing effects of such adjustments to 2005 balances), which should reduce the likelihood of errors in our future consolidated financial statements by lessening our reliance upon such manually prepared spreadsheets in the financial statement close process. We have implemented improvements to our journal entry review and approval processes and enhanced controls over the recording and deleting of journal entries in our general ledger system which should reduce the likelihood of potential errors in future financial statements. We have also implemented revised approval procedures over signing of construction contracts and change orders to provide reasonable assurance that such matters are approved by management at appropriate levels in the Company.

We are also developing and implementing a Company-wide policy and procedures manual for use by our divisional and accounting staff, intended to reasonably assure consistent and appropriate assessment and application of GAAP. The first phase of this longer-term project has focused on the preparation of formal written policies and procedures with respect to accounting for building and tenant improvements. We have conducted and plan to provide additional training for our accounting staff and employees in our various divisional operating offices to educate our personnel with respect to the accounting adjustments that were made to the historical financial statements in our 2004 Annual Report and in our amended 2003 Annual Report and to the material weaknesses and other control deficiencies in our internal control over financial reporting that existed as of December 31, 2005. We also engaged a search firm to assist us with the process of hiring a Chief Accounting Officer (new position). During the fourth quarter of 2006, we plan to develop and implement additional procedures to ensure the proper classification of assets held for sale under SFAS No. 144 prior to the completion of our financial statement close process.

Since the Company has not yet completed or evaluated all of its planned remediation activities nor been required to undertake an evaluation of its internal control over financial reporting since December 31, 2005, we cannot conclude that the material weaknesses described above have been sufficiently remediated as of the date of this filing. The Company’s management is working closely with the audit committee to monitor the ongoing remediation of these material weaknesses.

DISCLOSURE CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure. Since the Company has not yet completed or evaluated all of its planned remediation activities relating to the material weaknesses described above, the CEO and CFO of the Company do not believe that our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report.

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

In June, August, September and October 2006, we received assessments for state excise taxes and related interest amounting to approximately $4.5 million, related to periods 2002 through 2004, and may receive additional assessments for later periods, which we estimate could aggregate an additional approximate $1.1 million. We believe that we are not subject to such taxes and intend to vigorously dispute the assessment. Based on advice of counsel, we currently believe that any exposure for such taxes is not probable, and accordingly no provision for such taxes is reflected in our financial statements.

As previously disclosed, the SEC’s Division of Enforcement issued a confidential formal order of investigation in connection with the Company’s previous restatement of its financial results. In November 2006, the SEC’s Division of Enforcement informed the Company that this investigation has been closed, and that it is not taking any action with respect to this matter.

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

Date: November 29, 2006