Form 10-Q
period 2006-06-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2006-11-30
CIK 941713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2006

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets

(Unaudited and in thousands, except unit and per unit amounts)

	June 30, 2006	December 31, 2005
Assets:
Real estate assets, at cost:
Land	$350,027	$343,438
Buildings and tenant improvements	2,559,377	2,519,145
Development in process	92,366	28,727
Land held for development	135,002	149,476
Furniture, fixtures and equipment	23,185	22,462

	3,159,957	3,063,248
Less – accumulated depreciation	(594,460)	(563,441)

Net real estate assets	2,565,497	2,499,807
Real estate and other assets, net, held for sale	9,866	152,036
Cash and cash equivalents	4,791	970
Restricted cash	2,565	16,223
Accounts receivable, net	21,431	24,188
Notes receivable, net	8,615	9,232
Accrued straight-line rents receivable, net	65,471	60,818
Investments in unconsolidated affiliates	62,053	65,872
Deferred financing and leasing costs, net	64,119	59,428
Prepaid expenses and other	13,580	13,284

Total Assets	$2,817,988	$2,901,858

Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital:
Mortgages and notes payable	$1,466,839	$1,471,616
Accounts payable, accrued expenses and other liabilities	136,411	127,427
Financing obligations	36,002	34,154

Total Liabilities	1,639,252	1,633,197
Minority interest	2,316	—
Redeemable operating partnership units:
Common Units, 5,233,876 and 5,450,088 units issued and outstanding at June 30, 2006 and December 31, 2005, respectively	189,362	155,055
Series A Preferred Units (liquidation preference $1,000 per unit), 104,945 units issued and outstanding at June 30, 2006 and December 31, 2005	104,945	104,945
Series B Preferred Units (liquidation preference $25 per unit), 3,700,000 and 5,700,000 units issued and outstanding at June 30, 2006 and December 31, 2005, respectively	92,500	142,500

Total Redeemable Operating Partnership Units	386,807	402,500

Partners’ Capital:
Common Units:
General partner Common Units, 589,557 and 590,698 units issued and outstanding at June 30, 2006 and December 31, 2005, respectively	7,915	8,724
Limited partner Common Units, 53,132,226 and 53,029,000 units issued and outstanding at June 30, 2006 and December 31, 2005, respectively	783,556	863,585
Deferred compensation – restricted stock and stock options	—	(3,936)
Accumulated other comprehensive loss	(1,858)	(2,212)

Total Partners’ Capital	789,613	866,161

Total Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital	$2,817,988	$2,901,858

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental and other revenues	$105,780	$101,238	$209,854	$203,208

Operating expenses:
Rental property and other expenses	37,821	34,155	74,681	68,882
Depreciation and amortization	29,592	27,850	58,228	57,464
Impairment of assets held for use	—	600	—	3,172
General and administrative	9,176	7,836	17,933	16,003

Total operating expenses	76,589	70,441	150,842	145,521

Interest expense:
Contractual	24,338	24,692	48,251	50,009
Amortization of deferred financing costs	582	838	1,326	1,685
Financing obligations	1,398	1,398	2,340	3,045

	26,318	26,928	51,917	54,739

Other income/(expense):
Interest and other income	1,221	1,362	3,057	3,323
Loss on debt extinguishment	(467)	(103)	(467)	(130)

	754	1,259	2,590	3,193

Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	3,627	5,128	9,685	6,141
Gains on disposition of property	1,008	1,383	5,318	1,786
Minority interest	(238)	—	(329)	—
Equity in earnings of unconsolidated affiliates	1,874	2,235	3,836	4,927

Income from continuing operations	6,271	8,746	18,510	12,854
Discontinued operations:
(Loss)/income from discontinued operations	(110)	2,544	565	5,808
Gains, net of impairments, on sales of discontinued operations, including gain from related party transactions of $952 and $4,816 in the three and six months ended June 30, 2005, respectively	313	643	1,796	16,367

	203	3,187	2,361	22,175

Net income	6,474	11,933	20,871	35,029
Distributions on Preferred Units	(4,113)	(7,713)	(8,837)	(15,426)
Excess of Preferred Unit redemption cost over carrying value	—	—	(1,803)	—

Net income available for common unitholders	$2,361	$4,220	$10,231	$19,603

Net income per common unit—basic:
Income/(loss) from continuing operations	$0.04	$0.02	$0.13	$(0.04)
Income from discontinued operations	—	0.05	0.04	0.37

Net income	$0.04	$0.07	$0.17	$0.33

Weighted average common units outstanding—basic	58,721	59,077	58,798	59,151

Net income per common unit—diluted:
Income/(loss) from continuing operations	$0.04	$0.02	$0.13	$(0.04)
Income from discontinued operations	—	0.05	0.04	0.37

Net income	$0.04	$0.07	$0.17	$0.33

Weighted average common units outstanding—diluted	59,978	59,942	60,061	59,151

Distributions declared per common unit	$0.425	$0.425	$0.850	$0.850

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Capital

For the Six Months Ended June 30, 2006

(Unaudited and in thousands, except unit amounts)

	Common Unit		Deferred Compensation	Accumulated Other Comprehensive Loss	Total Partners’ Capital
	General Partner’s Capital	Limited Partners’ Capital
Balance at December 31, 2005	$8,724	$863,585	$(3,936)	$(2,212)	$866,161
Reversal of unvested deferred compensation as a result of the adoption of SFAS No. 123(R)	(40)	(3,896)	3,936	—	—
Issuance of Common Units	1	132	—	—	133
Redemption of Common Units	(72)	(7,121)	—	—	(7,193)
Distributions paid on Common Units	(502)	(49,625)	—	—	(50,127)
Distributions paid on Preferred Units	(88)	(8,749)	—	—	(8,837)
Net income	209	20,662	—	—	20,871
Adjustment of redeemable Common Units to fair value	(336)	(33,293)	—	—	(33,629)
Other comprehensive income	—	—	—	354	354
Amortization of restricted stock and stock options	19	1,861	—	—	1,880

Balance at June 30, 2006	$7,915	$783,556	$—	$(1,858)	$789,613

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$20,871	$35,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,368	67,378
Amortization of lease incentives	458	532
Amortization of equity-based compensation	1,880	1,295
Amortization of deferred financing costs	1,326	1,685
Amortization of accumulated other comprehensive loss	354	351
Equity in earnings of unconsolidated affiliates	(3,836)	(4,927)
Minority interest	329	—
Gains, net of impairments, on disposition of property	(7,114)	(18,153)
Impairment of assets held for use	—	3,172
Loss on debt extinguishment	467	130
Changes in financing obligation	700	157
Distributions of earnings from unconsolidated affiliates	3,802	4,388
Changes in operating assets and liabilities	(4,611)	(8,694)

Net cash provided by operating activities	72,994	82,343

Investing activities:
Additions to real estate assets and deferred leasing costs	(78,974)	(86,613)
Proceeds from disposition of real estate assets	159,557	106,109
Distributions of capital from unconsolidated affiliates	1,429	783
Net repayments in notes receivable	617	1,399
Contributions to unconsolidated affiliates	(100)	—
Cash assumed upon consolidation of unconsolidated affiliate	645	—
Other investing activities	12,040	218

Net cash provided by investing activities	95,214	21,896

Financing activities:
Distributions paid on Common Units	(50,127)	(50,565)
Distributions of earnings to minority interest partner in consolidated affiliate	(263)	—
Distributions paid on Preferred Units	(8,837)	(15,426)
Net proceeds from the sale of Common Units	133	1,631
Redemption of Preferred Units	(50,000)	—
Redemption of Common Units	(7,193)	(4,812)
Borrowings on revolving credit facilities	461,000	94,500
Repayments of revolving credit facilities	(353,500)	(79,500)
Borrowings on mortgages and notes payable	—	22,432
Repayments of mortgages and notes payable	(153,013)	(51,596)
Additions to deferred financing costs and other financing activities	(2,587)	(683)
Payments on debt extinguishment	—	(27)

Net cash used in financing activities	(164,387)	(84,046)

Net increase in cash and cash equivalents	3,821	20,193
Cash and cash equivalents at beginning of the period	970	24,000

Cash and cash equivalents at end of the period	$4,791	$44,193

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $976 and $2,213 for 2006 and 2005, respectively)	$48,245	$50,912

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net asset acquisitions and dispositions subject to mortgage notes payable and other non-cash transactions:

	Six Months Ended June 30,
	2006	2005
Assets:
Net real estate assets	$44,612	$(9,350)
Restricted cash	(1,865)	4,000
Accounts receivable	102	—
Notes receivable	—	555
Accrued straight-line rents receivable	962	—
Investments in unconsolidated affiliates	(1,938)	1,766
Deferred financing and leasing costs, net	287	—

	$42,160	$(3,029)

Liabilities:
Mortgages and notes payable	$40,736	$20,742
Accounts payable accrued expenses and other liabilities	(1,652)	4,213
Financing obligation	1,148	(21,221)

	$40,232	$3,734

Minority Interest and Partners’ Capital:	$1,928	$(6,763)

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Highwoods Realty Limited Partnership (the “Operating Partnership”) is managed by its sole general partner, Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Company conducts substantially all of its activities through the Operating Partnership. Other than 22.4 acres of undeveloped land, 30 apartment units and the Company’s interest in the Kessinger/Hunter, LLC and 4600 Madison Associates, LLC joint ventures, all of the Company’s assets are owned directly or indirectly by the Operating Partnership. As of June 30, 2006, the Company’s wholly owned assets included: 349 in-service office, industrial and retail properties; 96 apartment units; 830 acres of undeveloped land suitable for future development, of which 423 acres are considered core holdings; and an additional 13 properties under development.

At June 30, 2006, the Company owned all of the preferred partnership interests (“Preferred Units”) and 91.1% of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Each Common Unit is redeemable for the cash value of one share of the Company’s common stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. During the six months ended June 30, 2006, the Company purchased 216,212 Redeemable Common Units from limited partners for approximately $7.2 million in cash. Therefore, the percentage of Common Units owned by the Company increased to 91.1% at June 30, 2006 from 90.8% at December 31, 2005. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s preferred stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Basis of Presentation

The Condensed Consolidated Financial Statements of the Operating Partnership are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As more fully described in Note 10, as required by Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Condensed Consolidated Balance Sheet at December 31, 2005 and the Consolidated Statements of Income for the three and six months ended June 30, 2005 were revised from previously reported amounts to reflect in real estate and other assets held for sale and in discontinued operations the assets and operations for those properties sold or held for sale in the first six months of 2006 which qualified for discontinued operations.

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

Minority Interest

Minority interest at June 30, 2006 in the accompanying Condensed Consolidated Balance Sheet relates to the consolidation of Highwoods-Markel Associates, LLC (“Markel”) as a result of the Operating Partnership’s adoption of EITF Issue No. 04-5, as described below in “Impact of Newly Adopted and Issued Financial Standards.”

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

In July 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” The EITF states that a general partner is presumed to control a limited partnership and should consolidate the limited partnership unless the limited partners possess substantive kick-out rights or the limited partners possess substantive participating rights. This FSP eliminates the concept of “important rights” of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This FSP is effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, the guidance in this FSP is effective no later than January 1, 2006. The Operating Partnership consolidated one of its existing joint ventures, Markel, upon the adoption of this FSP effective January 1, 2006; the Operating Partnership has treated this as a prospective change of accounting principle as permitted by EITF No. 04-5. This change resulted in the inclusion on the Consolidated Balance Sheet at January 1, 2006 of approximately $44 million of real estate assets, net of accumulated depreciation, and other assets, and approximately $39.3 million in mortgages and notes payable and other liabilities, with the remaining effects to investments in unconsolidated affiliates and to minority interest.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, the Operating Partnership has an obligation to cause this property-owning entity to distribute proceeds of liquidation to the minority interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of its assets warrant a distribution as determined by the agreement. In accordance with the disclosure provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), the Operating Partnership estimates the value of minority interest distributions would have been approximately $13 million had the entity been liquidated as of June 30, 2006. This estimated settlement value is based on estimated third party consideration realizable by the entity upon a hypothetical disposition of the properties and is net of all other assets and liabilities. The amount of any actual distributions to the minority interest holder in this entity is difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, the Operating Partnership would have no obligation to remit any consideration to the minority interest holder.

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

The Company’s officers generally receive annual grants of stock options and restricted stock on March 1 of each year under the Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”). Stock options have also been granted to the Company’s directors; currently, directors do not receive annual stock option grants. Restricted stock grants are also made annually to directors and certain non-officer employees. As of June 30, 2006, 9.0 million shares of Common Stock were authorized for issuance under the Stock Option Plan. Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued in 2005 and 2006 continue to vest ratably over a four-year period, but remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model.

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

Using the Black-Scholes options valuation model, the weighted average fair values of options granted during the six months ended June 30, 2006 and 2005 were $3.98 and $1.89, respectively, per option. The fair values of the options granted in 2006 and 2005 were estimated at the grant dates using the following weighted average assumptions:

	Six Months Ended June 30,
	2006	2005
Risk free interest rate (1)	4.63%	4.19%
Common stock dividend yield (2)	5.21%	6.45%
Expected volatility (3)	18.89%	16.30%
Average expected option life (years)	4.75 (4)	7.0
Options granted	241,151	652,325

(1)	Represents interest rate on US Treasury Bonds having the same life as the estimated life of the Company’s options.
(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the Company’s stock price on the date of grant.
(3)	Based on historical volatility of the Company’s stock over a period relevant to the related stock option grant.
(4)	The average expected option life for the 2006 grant is based on an analysis of historical company data and is based on the contractual term for the 2005 grant.

The following table illustrates the effect on net income available to common unitholders and earnings per unit for the three and six months ended June 30, 2005 if a fair value based method had been applied to all outstanding and unvested stock options granted prior to January 1, 2003:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
Net income available for common unitholders – as reported	$4,220		$19,603
Add: Stock option expense included in reported net income (1)	134	(1)	216	(1)
Deduct: Total stock option expense determined under fair value recognition method for all awards (1)	(186	)(1)	(355	)(1)

Pro forma net income attributable to common unitholders	$4,168		$19,464

Basic net income per common unit - as reported	$0.07		$0.33
Basic net income per common unit - pro forma	$0.07		$0.33
Diluted net income per common unit - as reported	$0.07		$0.33
Diluted net income per common unit - pro forma	$0.07		$0.33

(1)	Amounts include the effect of dividend equivalent rights.

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

Investments in unconsolidated affiliates as of June 30, 2006 and combined summarized income statements for the Operating Partnership’s unconsolidated joint ventures for the three and six months ended June 30, 2006 and 2005 are as follows:

Joint Venture	Location of Properties	Total Rentable Square Feet (000)		Ownership Interest
Board of Trade Investment Company	Kansas City, MO	166		49.0%
Dallas County Partners I, LP	Des Moines, IA	641		50.0%
Dallas County Partners II, LP	Des Moines, IA	272		50.0%
Dallas County Partners III, LP	Des Moines, IA	7		50.0%
Fountain Three	Des Moines, IA	785		50.0%
RRHWoods, LLC	Des Moines, IA	800	(1)	50.0%
Plaza Colonnade, LLC	Kansas City, MO	296		50.0%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	1,199		22.8%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	822		42.9%
Highwoods KC Glenridge Office, LP	Atlanta, GA	185		40.0%
Highwoods KC Glenridge Land, LP	Atlanta, GA	—		40.0%
HIW-KC Orlando LLC	Orlando, FL	1,273		40.0%
Concourse Center Associates, LLC	Greensboro, NC	118		50.0%
Weston Lakeside, LLC	Raleigh, NC	—	(2)	50.0%

Total		6,564	(3)

(1)	Includes a 75,000 square foot office building and a 31,000 square foot office building under development at June 30, 2006.
(2)	This joint venture is constructing approximately 332 rental residential units on 22.4 acres of land.
(3)	Total does not include properties held by consolidated joint ventures totaling 618,000 square feet and 156 rental residential units.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006(1)	2005	2006(1)	2005
Income Statements:
Revenues	$30,957	$31,524	$61,886	$63,735

Expenses:
Operating expenses	12,579	12,174	24,990	24,337
Depreciation and amortization	6,437	6,754	12,875	13,408
Interest expense and loan cost amortization	8,143	8,490	16,205	16,531

Total expenses	27,159	27,418	54,070	54,276

Net income	$3,798	$4,106	$7,816	$9,459

The Operating Partnership’s share of:
Net income (2)	$1,874	$2,235	$3,836	$4,927

Depreciation and amortization (real estate related)	$2,586	$2,530	$5,170	$5,076

Interest expense and loan cost amortization	$3,490	$3,653	$6,937	$7,081

(1)	Amounts for 2005 include Markel, which has been consolidated beginning January 1, 2006, as described in Note 1.
(2)	The Operating Partnership’s share of net income differs from its weighted average ownership percentage in the joint ventures’ net income due to the Operating Partnership’s purchase accounting and other related adjustments.

On December 22, 2004, the Operating Partnership and Easlan Investment Group, Inc. (“Easlan”) formed The Vinings at University Center, LLC. The Operating Partnership contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50% equity interest and Easlan contributed $1.1 million, in the form of non-interest bearing promissory notes, for a 50% equity interest in the entity. The Operating Partnership has consolidated this joint venture under the provisions of FIN 46(R) because Easlan has no at-risk equity and the Operating Partnership absorbs the majority of the joint venture’s expected losses. Accordingly, the Operating Partnership’s balance sheet at June 30, 2006 includes $11.1 million of building and land and a $9.7 million construction note payable. On November 1, 2006, the joint venture sold the rental residential properties to a third party for gross proceeds of $14.3 million, paid off the construction note payable and made cash distributions to the partners. The Operating Partnership received a distribution of $2.9 million.

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

Gains, losses and impairments on disposition of properties, net, from dispositions not classified as discontinued operations, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gains on disposition of land	$—	$1,038	$3,040	$1,191
Impairments on land	(74)	(210)	(74)	(210)
Gains on disposition of depreciable properties	1,082	555	2,352	805

Total	$1,008	$1,383	$5,318	$1,786

The above gains on land and depreciable properties include deferred gain recognition from prior sales and adjustments to prior sale transactions.

Net gains on sale and impairments of discontinued operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gains on disposition of depreciable properties	$313	$1,340	$1,796	$17,064
Impairments on disposition of depreciable properties	—	(697)	—	(697)

Total	$313	$643	$1,796	$16,367

See Note 10 for information on discontinued operations and impairment of long-lived assets.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

The Operating Partnership’s consolidated mortgages and notes payable consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
Secured mortgage loans	$708,839	(1)	$721,116
Unsecured loans	758,000		750,500

Total	$1,466,839		$1,471,616

(1)	Amount includes $38.5 million from the consolidation of Markel, as described in Note 1.

As of June 30, 2006, the Operating Partnership’s outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

Financing Obligations

The Operating Partnership’s financing obligations consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
SF-HIW Harborview, LP financing obligation	$15,683	$14,983
Tax increment financing obligation (1)	19,171	19,171
Capitalized ground lease obligation (2)	1,148	—

Total	$36,002	$34,154

(1)	In connection with tax increment financing for construction of a public garage related to an office building constructed by the Operating Partnership in 2000, the Operating Partnership is obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.9% at the inception of the obligation, is shown as a financing obligation in the balance sheet. The Operating Partnership also receives special tax revenues and property tax rebates, which are intended, but not guaranteed, to provide funds to pay the special assessments.
(2)	Represents a capitalized lease obligation to the lessor of land on which the Operating Partnership is constructing a new building. The Operating Partnership is obligated to make fixed payments to the lessor through October 2022 and the lease provides for fixed price purchase options in the ninth and tenth years of the lease. The Operating Partnership intends to exercise the purchase option in order to prevent an economic penalty related to conveying the building to the lessor at the expiration of the lease. The net present value of the fixed rental payments and purchase option through the ninth year was calculated using a discount rate of 7.1%. The assets and liabilities under the capital lease are recorded at the lower of the present value of minimum lease payments or the fair value. The fair value of the land is included in financing obligations on the Condensed Consolidated Balance Sheet. The liability accretes each month for the difference between the interest rate on the financing obligation and the fixed payments. The accretion will continue until the liability equals the purchase option of the land in the ninth year of the lease.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6. STOCK-BASED COMPENSATION

Stock Options

The following table summarizes information about the Company’s stock option activity during the six months ended June 30, 2006:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2005	5,153,648	24.23
Options granted	241,151	32.37
Options forfeited	(18,262)	27.16
Options cancelled	(32,057)	25.73
Options exercised	—	—

Balances at June 30, 2006	5,344,480	$24.58

Cash received from options exercised was $2.0 million for the six months ended June 30, 2005. There were no options exercised for the six months ended June 30, 2006. The total intrinsic value of options exercised during the six months ended June 30, 2005 was $1.0 million. The total intrinsic value of options outstanding at June 30, 2006 was $62.0 million.

The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement for certain qualified exercises.

The portion of stock option expense recorded at June 30, 2006 related to unvested awards granted prior to January 1, 2003 was immaterial.

The following tables set forth additional information about stock options outstanding and exercisable at June 30, 2006.

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price of Stock Options	Number Outstanding (in 000s)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable (in 000s)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$10.00 to $15.00	105	3.4	$11.63	105	3.4	$11.63
$15.01 to $20.00	39	3.7	$18.38	39	3.7	$18.38
$20.01 to $25.00	2,585	4.0	$22.30	2,468	4.2	$22.36
$25.01 to $30.00	2,255	5.4	$26.66	1,529	5.2	$26.86
$30.01 to $35.00	360	4.8	$32.36	125	1.3	$32.35

	Stock Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000s)
June 30, 2005	3,734,803	$23.80	$22,259
June 30, 2006	4,266,398	$23.97	$52,099

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6. STOCK-BASED COMPENSATION - Continued

The following table summarizes activity in the six months ended June 30, 2006 for all time-based restricted stock grants:

	Six Months Ended June 30, 2006
	Number of Shares	Weighted Average Issuance Price
Restricted shares outstanding at January 1, 2006	268,409 (1)	$24.79
Number of restricted shares awarded and issued	58,532	32.40
Number of restricted grants awarded, but shares not yet issued	13,590	32.66
Restricted shares vested (2)	(58,583)	23.21
Restricted shares forfeited	(13,567)	25.25
Restricted shares surrendered for payment of withholding taxes upon vesting	(22,762)	23.69

Restricted shares outstanding at June 30, 2006	245,619	$27.49

(1)	Amount includes 20,396 shares granted during the blackout period in 2005. These shares were issued in 2006 and are included in the Consolidated Statement of Partners’ Capital at March 31, 2006.
(2)	The total fair value of restricted shares that vested during each of the six months ended June 30, 2006 and 2005 was $1.9 million.

The following table summarizes activity in the six months ended June 30, 2006 for all performance-based and total return-based restricted stock grants:

	Six Months Ended June 30, 2006
	Number of Shares	Weighted Average Issuance Price
Restricted shares outstanding at January 1, 2006	62,576	$26.82
Number of restricted shares awarded and issued	52,154	32.66
Restricted shares vested	—	—
Restricted shares forfeited	(4,546)	28.19
Restricted shares surrendered for payment of withholding taxes upon vesting	—	—

Restricted shares outstanding at June 30, 2006	110,184	$29.53

During the six months ended June 30, 2006 and 2005, the Operating Partnership recognized approximately $2.0 million and $1.4 million, respectively, of stock-based compensation expense. As of June 30, 2006 and 2005, there was $6.1 million and $5.9 million, respectively, of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 3.1 years and 2.6 years, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6. STOCK-BASED COMPENSATION - Continued

Retirement Plan

Effective for 2006, the Company adopted a retirement plan applicable to all employees, including executive officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with the Company, eligible retirees would be entitled to receive a pro rata amount of the annual bonus earned during the year of retirement. Stock options and time-based restricted stock granted by the Company to such eligible retiree during his or her employment would be non-forfeitable and become exercisable according to the terms of their original grants. Eligible retirees would also be entitled to receive a pro rata amount of any performance-based and total return-based restricted stock originally granted to such eligible retiree during his or her employment that subsequently vests after the retirement date according to the terms of their original grants. The benefits of this retirement plan apply only to restricted stock and stock option grants beginning in 2006 and will be phased in 25% on March 1, 2006 and 25% on each anniversary thereof. For employees eligible for these benefits as of the date of grant after March 1, 2006, 25% of their grants were fully expensed at the grant date, which increased compensation expense by approximately $0.2 million in the six months ended June 30, 2006. Grants made prior to 2006 are unaffected.

Deferred Compensation

The Company has a deferred compensation plan pursuant to which each executive officer and director can elect to defer a portion of base salary and/or annual bonus (or director fees) for investment in various unrelated mutual funds. Prior to January 1, 2006, executive officers and directors also could elect to defer cash compensation for investment in units of phantom stock. At the end of each calendar quarter, any executive officer and director who deferred compensation into phantom stock was credited with units of phantom stock at a 15.0% discount. Dividends on the phantom units are assumed to be issued in additional units of phantom stock at a 15.0% discount. If an officer that deferred compensation under this plan leaves the Company’s employ voluntarily or for cause within two years after the end of the year in which such officer deferred compensation for units of phantom stock, at a minimum, the 15.0% discount and any deemed dividends are forfeited. Over the two-year vesting period, the Operating Partnership records additional compensation expense equal to the 15.0% discount, the accrued dividends and any changes in the market value of Common Stock from the date of the deferral, which aggregated $0.6 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively, and $0.4 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively. There were no cash payments from the plan for the six months ended June 30, 2006 and 2005.

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

8. DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated Other Comprehensive Loss (“AOCL”) at June 30, 2006 and December 31, 2005 was $1.9 million and $2.2 million, respectively, and consisted of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt (see Note 9). The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at June 30, 2006 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.7 million.

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

9. OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$6,474	$11,933	$20,871	$35,029
Other comprehensive income:
Unrealized derivative gains/(losses) on cash-flow hedges	—	(65)	—	(101)
Amortization of hedging gains and losses included in other comprehensive income	177	175	354	351

Total other comprehensive income	177	110	354	250

Total comprehensive income	$6,651	$12,043	$21,225	$35,279

10. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

As part of its business strategy, the Operating Partnership will from time to time selectively dispose of non-core properties and use the net proceeds for investments or other purposes. The table below sets forth the net operating results and net carrying value of those assets classified as discontinued operations. The assets classified as discontinued operations comprise 6.6 million square feet of office and industrial properties and 17 apartment units sold during 2005 and the first six months of 2006 and 0.07 million square feet of property held for sale at June 30, 2006. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from the ongoing operations of the Operating Partnership to discontinued operations, and the Operating Partnership does not or will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental and other revenues	$47	$13,627	$1,399	$29,236
Operating expenses:
Rental property and other expenses	130	6,051	706	12,432
Depreciation and amortization	32	4,278	140	9,914
General and administrative	—	480	—	551

Total operating expenses	162	10,809	846	22,897
Interest expense	—	302	—	605
Other income	5	28	12	74

Income before net gains on sale and impairment of discontinued operations	(110)	2,544	565	5,808
Net gains on sale and impairment of discontinued operations	313	643	1,796	16,367

Total discontinued operations	$203	$3,187	$2,361	$22,175

The net book value of property classified as discontinued operations that was sold during 2005 and the six months ended June 30, 2006 and was held for sale at June 30, 2006 aggregated $448.6 million.

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

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the six months ended June 30, 2006, there were no properties held for sale which had a carrying value that was greater than fair value less cost to sell; therefore, no impairment losses related to assets sold or held for sale were recognized in the Consolidated Statements of Income for the six months ended June 30, 2006. During the six months ended June 30, 2005, the Operating Partnership recorded impairment losses of $0.7 million related to three properties sold.

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. One land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss of $3.2 million was recorded in the six months ended June 30, 2005. No indicators of impairment existed for assets classified as held for use for the six months ended June 30, 2006.

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Land	$1,117	$26,371
Land held for development	5,662	10,058
Buildings and tenant improvements	4,034	145,362
Accumulated depreciation	(1,234)	(34,122)

Net real estate assets	9,579	147,669
Deferred leasing costs, net	55	2,134
Accrued straight line rents receivable	167	2,205
Prepaid expenses and other	65	28

Total assets	$9,866	$152,036

Tenant security deposits, deferred rents and accrued costs (1)	$984	$1,047

Mortgages payable (2)	$—	$1,873

(1)	Included in accounts payable, accrued expenses and other liabilities.
(2)	Included in mortgages and notes payable.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11. EARNINGS PER COMMON UNIT

The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic income/(loss) per unit:
Numerator:
Income from continuing operations	$6,271	$8,746	$18,510	$12,854
Preferred Unit distributions	(4,113)	(7,713)	(8,837)	(15,426)
Excess of Preferred Unit redemption costs over carrying value	—	—	(1,803)	—

Income/(loss) from continuing operations attributable to common unitholders	2,158	1,033	7,870	(2,572)
Income from discontinued operations	203	3,187	2,361	22,175

Net income attributable to common unitholders	$2,361	$4,220	$10,231	$19,603

Denominator:
Denominator for basic earnings per unit – weighted average units	58,721	59,077	58,798	59,151

Basic earnings per unit:
Income/(loss) from continuing operations	$0.04	$0.02	$0.13	$(0.04)
Income from discontinued operations	—	0.05	0.04	0.37

Net income	$0.04	$0.07	$0.17	$0.33

Diluted income/(loss) per unit:
Numerator:
Income from continuing operations	$6,271	$8,746	$18,510	$12,854
Preferred Unit distributions	(4,113)	(7,713)	(8,837)	(15,426)
Excess of Preferred Unit redemption costs over carrying value	—	—	(1,803)	—

Income/(loss) from continuing operations attributable to common unitholders	2,158	1,033	7,870	(2,572)
Income from discontinued operations	203	3,187	2,361	22,175

Net income attributable to common unitholders	$2,361	$4,220	$10,231	$19,603

Denominator:
Denominator for basic earnings per unit – weighted average units	58,721	59,077	58,798	59,151
Add:
Employee stock options	1,144	667	1,169	—
Unvested restricted stock	113	198	94	—

Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversions	59,978	59,942	60,061	59,151

Diluted earnings per unit (1):
Income/(loss) from continuing operations	$0.04	$0.02	$0.13	$(0.04)
Income from discontinued operations	—	0.05	0.04	0.37

Net income	$0.04	$0.07	$0.17	$0.33

(1)	Pursuant to SFAS No. 128, income/(loss) from continuing operations, after preferred distributions and Preferred Unit redemption charge, is the controlling number in determining whether potential Common Units are dilutive or antidilutive. Because such potential Common Units would be antidilutive to loss from continuing operations allocable to common unitholders, diluted earnings per unit is the same as basic earnings per unit for the six months ended June 30, 2005. Potential Common Units include the Company’s stock options, warrants and unvested restricted shares, which would have amounted to approximately 0.7 million additional units in the six months ended June 30, 2005. In addition, potential Common Units that would have been antidilutive due to the option or warrant exercise price being less than the average stock price of the Company for the periods reported were approximately 1.1 million units and 1.0 million units for the three months ended June 30, 2006 and 2005, respectively, and 1.0 million units and 1.6 million units for the six months ended June 30, 2006 and 2005, respectively.

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

For four properties owned at June 30, 2006, the Operating Partnership has the option to purchase the leased land during the lease term, three options at the greater of 85.0% of appraised value or approximately $30,000 per acre, and one option at an initial stated purchase price of $1.0 million, which increases 2% per year beginning in year five through the ninety-ninth year of the lease.

As of June 30, 2006, the Operating Partnership’s payment obligations for future minimum payments on operating leases (which include scheduled fixed increases, but exclude increases based on CPI) were as follows:

Remainder of 2006	$520
2007	1,048
2008	1,064
2009	1,105
2010	1,123
Thereafter	46,256

$51,116

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

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of June 30, 2006:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(6)	Debt	$—	Various through 11/2015
RRHWoods, LLC (2),(7)	Debt	$—	8/2006
Plaza Colonnade (2),(8)	Indirect Debt (4)	$51	12/2009
SF-HIW Harborview, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
Eastshore (Capital One) (3),(9)	Rent (4)	$6,262	11/2007
Industrial (3),(10)	Rent (4)	$239	12/2006
Industrial Environmental (3),(10)	Environmental costs (4)	$125	Until Remediated
Highwoods DLF 97/26 DLF 99/32, LP (2),(11)	Rent (4)	$798	6/2008
RRHWoods, LLC and Dallas County Partners (2),(12)	Indirect Debt (4)	$104	6/2014
RRHWoods, LLC (2),(14)	Indirect Debt (4)	$63	11/2009
HIW-KC Orlando, LLC (3),(13)	Rent (4)	$468	4/2011
HIW-KC Orlando, LLC (3),(13)	Leasing Costs	$416	12/2024

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) for initial recognition and measurement.
(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.
(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 because the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.
(4)	The maximum potential amount of future payments disclosed for these guarantees assumes the Operating Partnership pays the maximum possible liability under the guaranty with no offsets or reductions. With respect to the rent guarantee, if the space is leased, it assumes the existing tenant defaults at June 30, 2006 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.
(5)	As more fully described in Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2005 Annual Report on Form 10-K, in 2002 the Operating Partnership granted its partner in SF-HIW Harborview, LP a put option and entered into a master lease arrangement for five years covering vacant space in the building owned by the partnership. The Operating Partnership also agreed to pay certain tenant improvement costs. The maximum potential amount of future payments the Operating Partnership could be required to make related to the rent guarantees and tenant improvements was $0.5 million as of June 30, 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12. COMMITMENTS AND CONTINGENCIES - Continued

(6)	The Operating Partnership has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments the Operating Partnership could have been required to make under the guarantees was $19.2 million at June 30, 2006. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at June 30, 2006 averaged approximately 3.6%, and mature in 2015. A guarantee of $5.4 million will expire upon an industrial building becoming 95.0% leased or when the related loan matures. As of June 30, 2006, this building was 94.9% leased. The remaining $5.2 million in guarantees relate to loans that were refinanced by the Des Moines joint ventures on July 31, 2006 with a new non-recourse loan. As a result, the guarantees totaling $5.2 million were eliminated. If the joint ventures are unable to repay the outstanding balances under the loans that remain outstanding, the Operating Partnership will be required, under the terms of the agreements, to repay the outstanding balances. Recourse provisions exist to enable the Operating Partnership to recover some or all of such payments from the joint ventures’ assets and/or the other partners. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.
(7)	In connection with the RRHWoods, LLC joint venture, the Operating Partnership renewed its guarantee of $6.2 million to a bank in July 2003. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Operating Partnership would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Operating Partnership has recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of the Operating Partnership’s proportionate share. The property collateralizing the bonds is 78% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing. As a result, no liability has been recorded in the Operating Partnership’s Consolidated Balance Sheet.

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
(8)	The Plaza Colonnade, LLC joint venture has a $50 million non-recourse mortgage that bears a fixed interest rate of 5.7%, requires monthly principal and interest payments and matures on January 31, 2017. The Operating Partnership and its joint venture partner have signed a contingent master lease limited to 30,772 square feet for five years. The Operating Partnership’s maximum exposure under this master lease was $1.5 million at June 30, 2006. However, the current occupancy level of the building is sufficient to cover all debt service requirements.

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
(9)	As more fully described in Note 3 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Operating Partnership agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (through November 2007). The Operating Partnership’s maximum exposure to loss under these agreements as of June 30, 2006 was $6.3 million. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010. This transaction had been accounted for as a financing transaction and was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under these guarantees became less than the related deferred gain; gain is being recognized beginning in the third quarter of 2005 as the maximum exposure under the guarantees is reduced.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12. COMMITMENTS AND CONTINGENCIES - Continued

(10)	In December 2003, the Operating Partnership sold 1.9 million square feet of industrial property for $58.4 million in cash, a $5.0 million note receivable that bears interest at 12.0% and a $1.7 million note receivable that bears interest at 8.0%. In addition, the Operating Partnership agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square feet of the industrial property, which is occupied by two tenants. The total gain as a result of the transaction was $6.0 million. Because the terms of the notes required only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $6.0 million gain was deferred and offset against the note receivable on the balance sheet and the cost recovery method was being used for this transaction. On June 30, 2005, the Operating Partnership agreed to modify the note receivable to reduce the amount due by $0.3 million. The modified note balance and all accrued interest aggregating $6.2 million, was paid in full on July 1, 2005. Because the maximum exposure to loss from the rent guarantee at July 1, 2005 was $0.8 million, that amount of gain was deferred and $4.3 million of the deferred gain was recognized at that date. As of June 30, 2006, $0.2 million remains deferred, which represents the Operating Partnership’s contingent liability with respect to the guarantee. Additionally, as part of the sale, the Operating Partnership agreed to indemnify and hold the buyer harmless with respect to environmental concerns on the property of up to $0.1 million. As a result, $0.1 million of the gain was deferred at the time of sale and will remain deferred until the environmental concerns are remediated.
(11)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by the Operating Partnership. In conjunction with an overall restructuring of the tenant’s leases with the Operating Partnership and with this joint venture, the Operating Partnership agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, reducing the rent obligation by 50% and converting the “net” lease to a “full service” lease with the tenant liable for 50% of these costs at that time. In turn, the Operating Partnership agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. As of June 30, 2006, the Operating Partnership has recorded approximately $0.8 million in other liabilities and $0.8 million as a deferred charge in other assets on its Consolidated Balance Sheet to account for the lease guarantee. However, should new tenants occupy the vacated space during the two and a half year guarantee period, the Operating Partnership’s liability under the guarantee would diminish. The Operating Partnership’s maximum potential amount of future payments with regard to this guarantee as of June 30, 2006 is $1.0 million. No recourse provisions exist to enable the Operating Partnership to recover any amounts paid to the joint venture under this lease guarantee arrangement.
(12)	RRHWoods, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million ten-year loan from a lender. As an inducement to make the loan at a 6.3% long-term rate, the Operating Partnership and its partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of June 30, 2006, no master lease payments were necessary. The Operating Partnership currently has recorded $0.1 million in other liabilities and $0.1 million as a deferred charge included in other assets on its Condensed Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Operating Partnership could be required to make based on the current leases in place is approximately $3.2 million as of June 30, 2006. The likelihood of the Operating Partnership paying on its $0.8 million guarantee is remote since the joint venture currently satisfies the minimum debt coverage ratio and should the Operating Partnership have to pay its portion of the guarantee, it would be entitled to recover the $0.8 million from other joint venture assets.
(13)	In connection with the formation of HIW-KC Orlando, LLC, the Operating Partnership agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. The Operating Partnership’s maximum potential amount of future payments with regard to the guarantee is $0.5 million as of June 30, 2006. Additionally, the Operating Partnership agreed to guarantee the initial leasing costs, originally estimated at $4.1 million, for approximately 11% of the total square feet of the property owned by the joint venture. The Operating Partnership has paid approximately $0.2 million in the first six months of 2006 and $0.4 million in the first six months of 2005 under this guarantee, and approximately $0.4 million is estimated to remain under the guarantee at June 30, 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12. COMMITMENTS AND CONTINGENCIES - Continued

(14)	In connection with the RRHWoods, LLC joint venture, the Operating Partnership and its partner each guaranteed $2.9 million to a bank. This guarantee expires in November 2009 and can be renewed, at the joint venture’s option, through November 2011. The bank provides a letter of credit securing industrial revenue bonds, which mature in November 2015. The joint venture’s industrial building secures the bonds. The Operating Partnership would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Operating Partnership has recourse provisions to recover from the joint venture’s assets. The property collateralizing the bonds generates sufficient cash flow to cover the debt service required by the bond financing. In addition to the direct guarantee, the Operating Partnership is committed to a master lease for 50% of the debt service should the cash flow from the property not be able to pay the debt service of the bonds. As a result of this master lease, the Operating Partnership has recorded approximately $60,000 in other liabilities and as a deferred charge in other assets on its Consolidated Balance Sheet at June 30, 2006.

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

All operations are within the United States and, at June 30, 2006, no tenant of the Wholly Owned Properties comprised more than 6.9% of the Operating Partnership’s consolidated revenues.

The following table summarizes the rental income, net operating income and assets for each reportable segment for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental and Other Revenues (1):
Office segment	$87,441	$83,482	$172,820	$167,651
Industrial segment	7,419	6,971	14,785	14,321
Retail segment	10,642	10,507	21,696	20,691
Apartment segment	278	278	553	545

Total Rental and Other Revenues	$105,780	$101,238	$209,854	$203,208

Net Operating Income (1):
Office segment	$55,059	$54,129	$109,129	$108,838
Industrial segment	5,650	5,304	11,344	10,768
Retail segment	7,081	7,486	14,367	14,433
Apartment segment	169	164	333	287

Total Net Operating Income	67,959	67,083	135,173	134,326
Reconciliation to income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(29,592)	(27,850)	(58,228)	(57,464)
Interest expense	(26,318)	(26,928)	(51,917)	(54,739)
Impairment of assets held for use	—	(600)	—	(3,172)
General and administrative expense	(9,176)	(7,836)	(17,933)	(16,003)
Interest and other income	1,221	1,362	3,057	3,323
Loss on debt extinguishment	(467)	(103)	(467)	(130)

Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	$3,627	$5,128	$9,685	$6,141

	June 30, 2006	December 31, 2005
Total Assets (2):
Office segment	$2,201,795	$2,243,116
Industrial segment	205,904	226,199
Retail segment	255,152	256,730
Apartment segment	22,154	19,538
Corporate and other	132,983	156,275

Total Assets	$2,817,988	$2,901,858

(1)	Net of discontinued operations.
(2)	Real estate and other assets held for sale are included in this table according to the segment type.

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

OVERVIEW

The Operating Partnership is managed by its sole general partner, the Company, a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts substantially all of its activities through the Operating Partnership. Other than 22.4 acres of undeveloped land, 30 apartment units and the Company’s interest in the Kessinger/Hunter, LLC and 4600 Madison Associates, LLC joint ventures, all of the Company’s assets are owned directly or indirectly by the Operating Partnership. As of June 30, 2006, the Company’s wholly owned assets included: 349 in-service office, industrial and retail properties; 96 apartment units; 830 acres of undeveloped land suitable for future development, of which 423 acres are considered core holdings; and an additional 13 properties under development. The Company is based in Raleigh, North Carolina, and its properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about the Company can be found on its website at www.highwoods.com. Information on the Company’s website is not part of this Quarterly Report.

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

RESULTS OF OPERATIONS

In accordance with SFAS No. 144 and as described in Note 10 to the Condensed Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2005 and the first six months of 2006 or were held for sale at June 30, 2006. Accordingly, any properties sold during 2005 and the first six months of 2006 that did not meet certain conditions as stipulated by SFAS No. 144 were not reclassified to discontinued operations.

Three Months Ended June 30, 2006 and 2005

The following table sets forth information regarding our unaudited results of operations for the three months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,		$ Change	% of Change
	2006	2005
Rental and other revenues	$105.8	$101.2	$4.6	4.5%
Operating expenses:
Rental property and other expenses	37.8	34.2	3.6	10.5
Depreciation and amortization	29.6	27.8	1.8	6.5
Impairment of assets held for use	—	0.6	(0.6)	(100.0)
General and administrative	9.2	7.8	1.4	17.9

Total operating expenses	76.6	70.4	6.2	8.8

Interest expense:
Contractual	24.3	24.7	(0.4)	(1.6)
Amortization of deferred financing costs	0.6	0.8	(0.2)	(25.0)
Financing obligations	1.4	1.4	—	—

	26.3	26.9	(0.6)	(2.2)

Other income/(expense):
Interest and other income	1.2	1.3	(0.1)	(7.7)
Loss on debt extinguishments	(0.5)	(0.1)	(0.4)	(400.0)

	0.7	1.2	(0.5)	(41.7)
Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	3.6	5.1	(1.5)	(29.4)

Gains on disposition of property, net	1.0	1.4	(0.4)	(28.6)
Minority interest	(0.2)	—	(0.2)	(100.0)
Equity in earnings of unconsolidated affiliates	1.9	2.2	(0.3)	(13.6)

Income from continuing operations	6.3	8.7	(2.4)	(27.6)
Discontinued operations:
(Loss)/income from discontinued operations	(0.1)	2.6	(2.7)	(103.8)
Gains, net of impairments, on sales of discontinued operations	0.3	0.6	(0.3)	(50.0)

	0.2	3.2	(3.0)	(93.8)

Net income	6.5	11.9	(5.4)	(45.4)
Distributions on Preferred Units	(4.1)	(7.7)	3.6	46.8
Excess of Preferred Unit redemption cost over carrying value	—	—	—	—

Net income available for common unitholders	$2.4	$4.2	$(1.8)	(42.9)%

Rental and Other Revenues

The increase in rental and other revenues from continuing operations was primarily the result of higher average occupancy in 2006 as compared to 2005, the contribution from developed properties placed in service in the later part of 2005 and the first six months of 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a $1.2 million decrease in lease termination fees from 2005 to 2006 and the disposition of certain properties that did not meet the criteria to be classified as discontinued operations including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

Operating Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $3.6 million in the second quarter of 2006 compared to the second quarter of 2005, primarily as a result of general inflationary increases in certain operating expenses, such as salaries, benefits, utility costs and real estate taxes, expenses of developed properties placed in service in the second half of 2005 and the first half of 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease in operating expenses as a result of the disposition of certain properties that did not meet the criteria to be classified as discontinued operations including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

Rental revenues less rental and other operating expenses increased in 2006 compared to 2005. However, although the Operating Partnership recovers a portion of operating costs from its tenants, which recoveries are included in rental revenues, operating costs in 2006 increased proportionately more than revenues increased, resulting in a reduction in the percentage of rental revenues less rental and other operating expenses to rental revenues compared to 2005.

The increase in depreciation and amortization is primarily a result of the contribution from developed properties placed in service in the later part of 2005 and the first six months of 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease related to the disposition of certain properties that did not meet the criteria to be classified as discontinued operations including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

In 2005, one land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss of $2.6 million was recorded in the quarter ended March 31, 2005 and a further impairment of $0.6 million was recorded in the quarter ended June 30, 2005. There were no similar impairments on assets held for use during the three months ended June 30, 2006.

The $1.4 million increase in general and administrative expenses was primarily related to higher long-term incentive compensation costs, higher phantom stock costs related to deferred compensation, higher salary and fringe benefit costs from annual employee wage and salary increases, inflationary effects on other general and administrative expenses and costs related to the retirement of a certain officer at June 30, 2006.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1.55 billion in the three months ended June 30, 2005 to $1.45 billion in the three months ended June 30, 2006, partially offset by an increase in weighted average interest rates on outstanding debt from 6.6% in the three months ended June 30, 2005 to 7.0% in the three months ended June 30, 2006. The increase in capitalized interest in 2006 from 2005 was nominal.

The decrease in amortization of deferred financing costs was primarily related to obtaining the new revolving credit facility in May 2006, as discussed further in the Note 5 to the Consolidated Financial Statements, resulting in a reduction of amortization of deferred financing costs of approximately $0.2 million from 2005 to 2006.

Interest from financing obligations decreased from the completed sale of three buildings in Richmond, Virginia (the Eastshore transaction) in the third quarter of 2005 and the elimination of the related financing obligation, which was offset by higher financing obligations in 2006 related to the SF-HIW Harborview LP.

Loss on Debt Extinguishment

The increase in loss on debt extinguishment was a result of obtaining the new revolving credit facility in May 2006 as discussed above, whereby the remaining deferred financing costs of approximately $0.5 related to the old revolving credit facility were charged to expense in 2006.

Gains on Disposition of Property; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $1.0 million in the three months ended June 30, 2006 compared to $1.4 million for the three months ended June 30, 2005. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period.

Minority interest in continuing operations, after Preferred Unit distributions, was $(0.2) million of income for the three months ended June 30, 2006 due to the consolidation of Markel as of January 1, 2006 as a result of the adoption of EITF Issue No. 04-5, as described in Note 1 to the Consolidated Financial Statements. We had no minority interest in continuing operations for the three months ended June 30, 2006.

The decrease in equity in earnings from continuing operations of unconsolidated affiliates was primarily a result of the Plaza Colonnade, LLC joint venture, which provided an additional $0.2 million in earnings during the second quarter of 2005 due to the application of FAS 67 and adjustments for capitalized interest. In addition, the Markel joint venture contributed $0.2 million to earnings during the second quarter of 2005; the accounting for this joint venture changed from equity method to consolidation effective January 1, 2006, as described in Note 1 to the Consolidated Financial Statements.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $0.2 million and $3.2 million as discontinued operations for the three months ended June 30, 2006 and 2005, respectively. These amounts relate to 6.6 million square feet of office and industrial property and 17 apartment units sold during 2005 and the second quarter of 2006 and 0.1 million square feet of property held for sale at June 30, 2006. These amounts include net gains on the sale of these properties of $0.3 million and $0.6 million in the three months ended June 30, 2006 and 2005, respectively.

Net Income

We recorded net income in the three months ended June 30, 2006 of $6.5 million, compared to $11.9 million in the three months ended June 30, 2005, resulting from the various factors described above.

Preferred Distributions

Preferred distributions decreased $3.6 million due to Preferred Unit redemptions of $130 million and $50 million in the third quarter of 2005 and the first quarter of 2006, respectively.

Net Income Available for Common Unitholders

We recorded net income available for common unitholders in the three months ended June 30, 2006 of $2.4 million, compared to $4.2 million in the three months ended June 30, 2005; this decrease is the net result of the various factors described above.

Six Months Ended June 30, 2006 and 2005

The following table sets forth information regarding our unaudited results of operations for the six months ended June 30, 2006 and 2005 (in millions):

	Six Months Ended June 30,		$ Change	% of Change
	2006	2005
Rental and other revenues	$209.9	$203.2	$6.7	3.3%
Operating expenses:
Rental property and other expenses	74.7	68.9	5.8	8.4
Depreciation and amortization	58.2	57.5	0.7	1.2
Impairment of assets held for use	—	3.2	(3.2)	(100.0)
General and administrative	17.9	16.0	1.9	11.9

Total operating expenses	150.8	145.6	5.2	3.6

Interest expense:
Contractual	48.3	50.0	(1.7)	(3.4)
Amortization of deferred financing costs	1.3	1.7	(0.4)	(23.5)
Financing obligations	2.3	3.0	(0.7)	(23.3)

	51.9	54.7	(2.8)	(5.1)
Other income/(expense):
Interest and other income	3.0	3.3	(0.3)	(9.1)
Loss on debt extinguishments	(0.5)	(0.1)	(0.4)	(400.0)

	2.5	3.2	(0.7)	(21.9)
Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	9.7	6.1	3.6	59.0
Gains on disposition of property, net	5.3	1.8	3.5	194.4
Minority interest	(0.3)	—	(0.3)	(100.0)
Equity in earnings of unconsolidated affiliates	3.8	4.9	(1.1)	(22.4)

Income from continuing operations	18.5	12.8	5.7	44.5
Discontinued operations:
Income from discontinued operations	0.5	5.8	(5.3)	(91.4)
Gains, net of impairments, on sales of discontinued operations	1.8	16.4	(14.6)	(89.0)

	2.3	22.2	(19.9)	(89.7)

Net income	20.8	35.0	(14.2)	(40.6)
Distributions on Preferred Units	(8.8)	(15.4)	6.6	42.9
Excess of Preferred Unit redemption cost over carrying value	(1.8)	—	(1.8)	(100.0)

Net income available for common unitholders	$10.2	$19.6	$(9.4)	(48.0)%

Rental and Other Revenues

The increase in rental and other revenues from continuing operations was primarily the result of higher average occupancy in 2006 as compared to 2005, the contribution from developed properties placed in service in the later part of 2005 and the first six months of 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a $ 2.8 million decrease in lease termination fees from 2005 to 2006 and the disposition of certain properties that did not meet the criteria to be classified as discontinued operations including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

Operating Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $5.8 million in the first six months of 2006 compared to the first six months of 2005, primarily as a result of general inflationary increases in certain operating expenses, such as salaries, benefits, utility costs and real estate taxes, expenses of developed properties placed in service in the second half of 2005 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease in operating expenses as a result of the disposition of certain properties that did not meet the criteria to be classified as discontinued operations including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

Rental revenues less rental and other operating expenses increased in 2006 compared to 2005. However, although the Operating Partnership recovers a portion of operating costs from its tenants, which recoveries are included in rental revenues, operating costs in 2006 increased proportionately more than revenues increased, resulting in a reduction in the percentage of rental revenues less rental and other operating expenses to rental revenues compared to 2005.

The increase in depreciation and amortization is primarily a result of the contribution from developed properties placed in service in the later part of 2005 and the first six months of 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease related to the disposition of certain properties that did not meet the criteria to be classified as discontinued operations including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

One land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss of $2.6 million was recorded in the quarter ended March 31, 2005 and a further impairment of $0.6 million was recorded in the quarter ended June 30, 2005. There were no similar impairments on assets held for use during the six months ended June 30, 2006.

The $1.9 million increase in general and administrative expenses was primarily related to higher long-term incentive compensation costs, higher phantom stock costs related to deferred compensation, higher salary and fringe benefit costs from annual employee wage and salary increases, inflationary effects on other general and administrative expenses and costs related to the retirement of a certain officer at June 30, 2006.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1.56 billion in the six months ended June 30, 2005 to $1.44 billion in the six months ended June 30, 2006, partially offset by an increase in weighted average interest rates on outstanding debt from 6.6% in the six months ended June 30, 2005 to 6.9% in the six months ended June 30, 2006. In addition, capitalized interest in 2006 was approximately $0.2 million higher compared to 2005 due to increased development activity and higher average construction and development costs.

The decrease in amortization of deferred financing costs was primarily related to obtaining the new revolving credit facility in May 2006, as discussed further in the Note 5 to the Consolidated Financial Statements, resulting in a reduction of amortization of deferred financing costs of approximately $0.4 million from 2005 to 2006.

The decrease in interest from financing obligations was primarily a result of the completed sale of three buildings in Richmond, Virginia (the Eastshore transaction) in the third quarter of 2005 and the elimination of the related financing obligation. Partly offsetting this decrease was an increase in 2006 related to the SF-HIW Harborview LP.

Loss on Debt Extinguishment

The increase in loss on debt extinguishment was a result of obtaining the new revolving credit facility in May 2006 as discussed above, whereby the remaining deferred financing costs of approximately $0.5 related to the old revolving credit facility were charged to expense in 2006.

Gains on Disposition of Property; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $5.3 million in the six months ended June 30, 2006 compared to $1.8 million for the six months ended June 30, 2005. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period.

Minority interest in continuing operations, after Preferred Unit distributions, was $(0.3) million of income for the six months ended June 30, 2006 due to the consolidation of Markel as of January 1, 2006 as a result of the adoption of EITF Issue No. 04-5, as described in Note 1 to the Consolidated Financial Statements. We had no minority interest in continuing operations for the six months ended June 30, 2005.

The decrease in equity in earnings from continuing operations of unconsolidated affiliates was primarily a result of the Plaza Colonnade, LLC joint venture, which provided an additional $0.5 million in earnings during the second quarter of 2005 due to the application of FAS 67 and adjustments for capitalized interest. In addition, the Markel joint venture contributed $0.4 million to earnings during the second quarter of 2005; the accounting for this joint venture changed from equity method to consolidation effective January 1, 2006, as described in Note 1 to the Consolidated Financial Statements. Furthermore, the RRHWoods joint venture provided $0.2 million lower earnings during the first six months of 2006 as compared to the first six months of 2005 due to an increase in operating expenses, a decrease in recovery income and an increase in interest expense resulting from rising interest rates on variable rate loans and interest expense on $7.6 million of additional borrowings.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $2.3 million and $22.2 million as discontinued operations for the six months ended June 30, 2006 and 2005, respectively. These amounts relate to 6.6 million square feet of office and industrial property and 17 apartment units sold during 2005 and the first six months of 2006 and 0.1 million square feet of property held for sale at June 30, 2006. These amounts include net gains on the sale of these properties of $1.8 million and $16.4 million in the six months ended June 30, 2006 and 2005, respectively.

Net Income

We recorded net income in the six months ended June 30, 2006 of $20.8 million, compared to $35.0 million in the six months ended June 30, 2005, resulting from the various factors described above.

Preferred Distributions

Preferred distributions decreased $6.6 million due to Preferred Unit redemptions of $130 million and $50 million in the third quarter of 2005 and the first quarter of 2006, respectively. The excess of redemption cost over carrying value of $1.8 million in 2006 relates to the $50 million Preferred Unit redemption in the first quarter of 2006.

Net Income Available for Common Unitholders

We recorded net income available for common unitholders in the six months ended June 30, 2006 of $10.2 million, compared to $19.6 million in the six months ended June 30, 2005; this decrease is the net result of the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first six months of 2006 as compared to the first six months of 2005 (in thousands):

	Six Months Ended June 30,		Change
	2006	2005
Cash Provided By Operating Activities	$72,994	$82,343	$(9,349)
Cash Provided By Investing Activities	95,214	21,896	73,318
Cash Used In Financing Activities	(164,387)	(84,046)	(80,341)

Total Cash Flows	$3,821	$20,193	$(16,372)

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

The decrease of $9.3 million in cash provided by operating activities in the first six months of 2006 compared to the first six months of 2005 was primarily the result of lower cash flows from net income adjusted for changes in depreciation and gains and impairments, partially offset by a $4.1 million increase from net changes in operating assets and liabilities.

The increase of $73.3 million in cash provided by investing activities in the first six months of 2006 compared to the first six months of 2005 was primarily a result of a $53.4 million increase in proceeds from dispositions of real estate assets, a $7.6 million decrease in additions to real estate assets and deferred leasing costs and an increase of $11.8 million in other investing activities, which resulted from a collateral substitution on a certain secured note, whereby the lender returned to us approximately $11.8 million in restricted cash and substituted certain properties as collateral.

The increase of $80.3 million in cash used in financing activities in the first six months of 2006 was primarily a result of $50.0 million used to redeem Preferred Units in the first quarter of 2006, a net $123.8 million reduction in secured mortgage debt and a $2.0 million increase in additions to deferred financing costs. These increases were partly offset by a decrease of $6.6 million in preferred distribution payments in connection with the Preferred Unit redemption and a net increase of $92.5 million in the revolving credit facility during the first six months of 2006.

In 2006, we continued our capital recycling program of selectively disposing of non-core properties in order to use the net proceeds for investments or other purposes. At June 30, 2006, we had 69,407 rentable square feet of properties and 34.4 acres of land classified as held for sale pursuant to SFAS No. 144 with a carrying value of $9.9 million.

Capitalization

Our total indebtedness at June 30, 2006 was approximately $1.5 billion and was comprised of $709 million of secured indebtedness with a weighted average interest rate of 6.9% and $758 million of unsecured indebtedness with a weighted average interest rate of 6.8%. As of June 30, 2006, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

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

As of June 30, 2006, our unconsolidated joint ventures had $741.8 million of total assets and $558.1 million of total liabilities as reflected in their financial statements. At June 30, 2006, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 41.2%. During the six months ended June 30, 2006, these unconsolidated joint ventures earned $7.8 million of total net income of which our share, after appropriate purchase accounting and other adjustments, was $3.8 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Condensed Consolidated Financial Statements.

As of June 30, 2006, our unconsolidated joint ventures had $529.9 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 12 to the Condensed Consolidated Financial Statements. The following table sets forth the scheduled maturities of our share of the outstanding debt of our unconsolidated joint ventures, based on our ownership interests, as of June 30, 2006 (in thousands):

Remainder of 2006	$3,142
2007	12,219
2008	14,191
2009	14,243
2010	10,975
Thereafter	172,666

$227,436

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

CRITICAL ACCOUNTING POLICIES

There were no changes to the critical accounting policies made by management in the six months ended June 30, 2006, except as set forth in Note 1 to the Condensed Consolidated Financial Statements in section “Impact of Newly Adopted and Issued Accounting Standards.” For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2005 Annual Report on Form 10-K.

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

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We had no interest rate hedge contracts in effect at June 30, 2006.

As of June 30, 2006, we had $1,156 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at June 30, 2006 was $1,187 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of June 30, 2006 would decrease by $45.4 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of June 30, 2006 would increase by $48.9 million.

As of June 30, 2006, we had $311 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended June 30, 2006, our interest expense would increase or decrease by approximately $3 million.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Credit Agreement, dated as of May 1, 2006, by and among Highwoods Realty Limited Partnership, Highwoods Realty Limited Partnership, the Subsidiaries named therein and the Lender named therein (filed as part of the Operating Partnership’s Current Report on Form 8-K dated May 1, 2006)

10.2	First Amended and Restated Credit Agreement, dated as of August 8, 2006, by and among Highwoods Realty Limited Partnership, Highwoods Realty Limited Partnership, the Subsidiaries named therein and the Lenders named therein (filed as part of the Operating Partnership’s Current Report on Form 8-K dated August 8, 2006)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

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