Form 10-Q
period 2006-09-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2006-11-30
CIK 941713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2006

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets

(Unaudited and in thousands, except unit and per unit amounts)

	September 30, 2006	December 31, 2005
Assets:
Real estate assets, at cost:
Land	$347,372	$341,508
Buildings and tenant improvements	2,566,966	2,510,123
Development in process	80,943	19,434
Land held for development	115,200	132,008
Furniture, fixtures and equipment	23,701	22,462

	3,134,182	3,025,535
Less – accumulated depreciation	(606,513)	(561,319)

Net real estate assets	2,527,669	2,464,216
Real estate and other assets, net, held for sale	46,952	187,770
Cash and cash equivalents	7,468	970
Restricted cash	2,138	16,223
Accounts receivable, net	21,759	24,188
Notes receivable, net	8,125	9,232
Accrued straight-line rents receivable, net	67,081	60,729
Investments in unconsolidated affiliates	58,729	65,872
Deferred financing and leasing costs, net	65,085	59,374
Prepaid expenses and other	16,225	13,284

Total Assets	$2,821,231	$2,901,858

Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital:
Mortgages and notes payable	$1,461,105	$1,471,616
Accounts payable, accrued expenses and other liabilities	141,677	127,427
Financing obligations	36,098	34,154

Total Liabilities	1,638,880	1,633,197
Minority interest	2,276	—
Redeemable operating partnership units:
Common Units, 5,014,050 and 5,450,088 units issued and outstanding at September 30, 2006 and December 31, 2005, respectively	186,573	155,055
Series A Preferred Units (liquidation preference $1,000 per unit), 104,945 units issued and outstanding at September 30, 2006 and December 31, 2005	104,945	104,945
Series B Preferred Units (liquidation preference $25 per unit), 3,700,000 and 5,700,000 units issued and outstanding at September 30, 2006 and December 31, 2005, respectively	92,500	142,500

Total Redeemable Operating Partnership Units	384,018	402,500

Partners’ Capital:
Common Units:
General partner Common Units, 602,407 and 590,698 units issued and outstanding at September 30, 2006 and December 31, 2005, respectively	7,978	8,724
Limited partner Common Units, 54,624,232 and 53,029,000 units issued and outstanding at September 30, 2006 and December 31, 2005, respectively	789,760	863,585
Deferred compensation – restricted stock and stock options	—	(3,936)
Accumulated other comprehensive loss	(1,681)	(2,212)

Total Partners’ Capital	796,057	866,161

Total Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital	$2,821,231	$2,901,858

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Rental and other revenues	$106,268	$100,051	$313,852	$300,970

Operating expenses:
Rental property and other expenses	40,028	36,944	114,112	105,237
Depreciation and amortization	29,051	27,665	86,550	84,349
Impairment of assets held for use	2,600	4,415	2,600	7,587
General and administrative	8,448	7,848	26,381	23,851

Total operating expenses	80,127	76,872	229,643	221,024

Interest expense:
Contractual	23,809	24,239	71,855	74,032
Amortization of deferred financing costs	557	823	1,883	2,508
Financing obligations	850	1,073	3,190	4,118

	25,216	26,135	76,928	80,658

Other income/(expense):
Interest and other income	1,075	2,021	4,129	5,339
Loss on debt extinguishment	—	(323)	(467)	(453)

	1,075	1,698	3,662	4,886

Income/(loss) before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	2,000	(1,258)	10,943	4,174

Gains on disposition of property	2,977	9,693	8,295	11,479
Minority interest	(117)	—	(446)	—
Equity in earnings of unconsolidated affiliates	1,265	1,917	5,101	6,844

Income from continuing operations	6,125	10,352	23,893	22,497
Discontinued operations:
Income from discontinued operations	341	1,975	1,648	8,492
Gains, net of impairments, on sales of discontinued operations, including gain from related party transactions of $4,816 in the nine months ended September 30, 2005	2,807	11,146	4,603	27,513

	3,148	13,121	6,251	36,005

Net income	9,273	23,473	30,144	58,502
Distributions on Preferred Units	(4,113)	(6,699)	(12,950)	(22,125)
Excess of Preferred Unit redemption cost over carrying value	—	(4,272)	(1,803)	(4,272)

Net income available for common unitholders	$5,160	$12,502	$15,391	$32,105

Net income per common unit—basic:
Income/(loss) from continuing operations	$0.04	$(0.01)	$0.15	$(0.07)
Income from discontinued operations	0.05	0.22	0.11	0.61

Net income	$0.09	$0.21	$0.26	$0.54

Weighted average common units outstanding—basic	59,232	58,919	58,940	59,081

Net income per common unit—diluted:
Income/(loss) from continuing operations	$0.03	$(0.01)	$0.15	$(0.07)
Income from discontinued operations	0.05	0.22	0.10	0.61

Net income	$0.08	$0.21	$0.25	$0.54

Weighted average common units outstanding—diluted	61,048	58,919	60,377	59,081

Distributions declared per common unit	$0.425	$0.425	$1.275	$1.275

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Capital

For the Nine Months Ended September 30, 2006

(Unaudited and in thousands, except unit amounts)

	Common Unit			Accumulated Other Comprehensive Loss
	General Partner’s Capital	Limited Partners’ Capital	Deferred Compensation		Total Partners’ Capital
Balance at December 31, 2005	$8,724	$863,585	$(3,936)	$(2,212)	$866,161
Reversal of unvested deferred compensation as a result of the adoption of SFAS No. 123(R)	(40)	(3,896)	3,936	—	—
Issuance of Common Units	308	30,509	—	—	30,817
Redemption of Common Units	(153)	(15,216)	—	—	(15,369)
Distributions paid on Common Units	(754)	(74,641)	—	—	(75,395)
Distributions paid on Preferred Units	(129)	(12,821)	—	—	(12,950)
Net income	301	29,843	—	—	30,144
Adjustment of redeemable Common Units to fair value	(308)	(30,507)	—	—	(30,815)
Other comprehensive income	—	—	—	531	531
Amortization of restricted stock and stock options	29	2,904	—	—	2,933

Balance at September 30, 2006	$7,978	$789,760	$—	$(1,681)	$796,057

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$30,144	$58,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,640	97,312
Amortization of lease incentives	623	706
Impairment of assets held for use	2,600	7,587
Amortization of equity-based compensation	2,933	1,860
Amortization of deferred financing costs	1,883	2,508
Amortization of accumulated other comprehensive loss	531	527
Loss on debt extinguishments	467	453
Gains, net of impairments, on disposition of property	(12,898)	(38,992)
Equity in earnings of unconsolidated affiliates	(5,101)	(6,844)
Minority interest	446	—
Change in financing obligations	896	235
Distributions of earnings from unconsolidated affiliates	5,197	6,306
Changes in operating assets and liabilities	(6,331)	(7,643)

Net cash provided by operating activities	109,030	122,517

Investing activities:
Additions to real estate assets and deferred leasing costs	(133,481)	(122,425)
Proceeds from disposition of real estate assets	186,239	342,710
Distributions of capital from unconsolidated affiliates	10,908	1,871
Net repayments in notes receivable	1,107	4,174
Contributions to unconsolidated affiliates	(100)	—
Cash assumed upon consolidation of unconsolidated affiliate	645	—
Other investing activities	12,478	108

Net cash provided by investing activities	77,796	226,438

Financing activities:
Distributions paid on Common Units	(75,395)	(75,695)
Distributions of earnings to minority partner in consolidated affiliate	(420)	—
Distributions paid on Preferred Units	(12,950)	(22,125)
Net proceeds from the sale of Common Units	28,203	1,645
Redemption of Preferred Units	(50,000)	(130,000)
Redemption of Common Units	(15,369)	(10,082)
Borrowings on revolving credit facilities	498,500	109,000
Repayments of revolving credit facilities	(392,500)	(121,000)
Borrowings on mortgages and notes payable	—	28,281
Repayments of mortgages and notes payable	(157,247)	(151,793)
Additions to deferred financing costs and other financing activities	(3,150)	(414)
Payments on debt extinguishments	—	(255)

Net cash used in financing activities	(180,328)	(372,438)

Net increase/(decrease) in cash and cash equivalents	6,498	(23,483)
Cash and cash equivalents at beginning of the period	970	24,000

Cash and cash equivalents at end of the period	$7,468	$517

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $1,283 and $2,862 for 2006 and 2005, respectively)	$69,810	$73,174

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net asset acquisitions and dispositions subject to mortgage notes payable and other non-cash transactions:

	Nine Months Ended September 30,
	2006	2005
Assets:
Net real estate assets	$44,512	$(23,985)
Restricted cash	(1,865)	—
Accounts receivable	102	10
Accrued straight-line rents receivable	962	(434)
Investments in unconsolidated affiliates	(1,938)	1,553
Deferred financing and leasing costs, net	287	(61)
Prepaid and other	—	(268)

	$42,060	$(23,185)

Liabilities:
Mortgages and notes payable	$40,736	$4,019
Accounts payable accrued expenses and other liabilities	(1,652)	9,777
Financing obligation	1,048	(30,218)

	$40,132	$(16,422)

Minority Interest and Partners’ Capital	$1,928	$(6,763)

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Highwoods Realty Limited Partnership (the “Operating Partnership”) is managed by its sole general partner, Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Company conducts substantially all of its activities through the Operating Partnership. Other than 22.4 acres of undeveloped land, 30 apartment units and the Company’s interest in the Kessinger/Hunter, LLC and 4600 Madison Associates, LLC joint ventures, all of the Company’s assets are owned directly or indirectly by the Operating Partnership. As of September 30, 2006, the Company’s wholly owned assets included: 344 in-service office, industrial and retail properties; 96 apartment units; 798 acres of undeveloped land suitable for future development, of which 394 acres are considered core holdings; and an additional 15 properties under development.

At September 30, 2006, the Company owned all of the preferred partnership interests (“Preferred Units”) and 91.7% of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Each Common Unit is redeemable for the cash value of one share of the Company’s common stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. During the nine months ended September 30, 2006, the Company purchased 436,038 Redeemable Common Units from limited partners for approximately $15.4 million in cash. During the nine months ended September 30, 2006, as required by the terms of the partnership agreement of the Operating Partnership, the Operating Partnership issued approximately 1.5 million additional Common Units to the Company simultaneously upon the Company’s issuance of a like number of shares of Common Stock in connection with restricted stock awards, purchases under the Company’s employee stock purchase plan and the exercise of stock options and warrants. As a result of the foregoing, the percentage of Common Units owned by the Company increased to 91.7% at September 30, 2006 from 90.8% at December 31, 2005. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s preferred stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Basis of Presentation

The Condensed Consolidated Financial Statements of the Operating Partnership are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As more fully described in Note 10, as required by Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Condensed Consolidated Balance Sheet at December 31, 2005 and the Consolidated Statements of Income for the three and nine months ended September 30, 2005 were revised from previously reported amounts to reflect in real estate and other assets held for sale and in discontinued operations the assets and operations for those properties sold or held for sale in the first nine months of 2006 which qualified for discontinued operations.

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

Minority Interest

Minority interest at September 30, 2006 in the accompanying Condensed Consolidated Balance Sheet relates to the consolidation of Highwoods-Markel Associates, LLC (“Markel”) as a result of the Operating Partnership’s adoption of EITF Issue No. 04-5, as described below in “Impact of Newly Adopted and Issued Financial Standards.”

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, the Operating Partnership has an obligation to cause this property-owning entity to distribute proceeds of liquidation to the minority interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of its assets warrant a distribution as determined by the agreement. In accordance with the disclosure provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), the Operating Partnership estimates the value of minority interest distributions would have been approximately $12 million had the entity been liquidated as of September 30, 2006. This estimated settlement value is based on estimated third party consideration realizable by the entity upon a hypothetical disposition of the properties and is net of all other assets and liabilities. The amount of any actual distributions to the minority interest holder in this entity is difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, the Operating Partnership would have no obligation to remit any consideration to the minority interest holder.

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

The Company’s officers generally receive annual grants of stock options and restricted stock on March 1 of each year under the Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”). Stock options have also been granted to the Company’s directors; currently, directors do not receive annual stock option grants. Restricted stock grants are also made annually to directors and certain non-officer employees. As of September 30, 2006, 9.0 million shares of Common Stock were authorized for issuance under the Stock Option Plan. Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued in 2005 and 2006 continue to vest ratably over a four-year period, but remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model.

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

Using the Black-Scholes options valuation model, the weighted average fair values of options granted during the nine months ended September 30, 2006 and 2005 were $4.00 and $1.89, respectively, per option. The fair values of the options granted in 2006 and 2005 were estimated at the grant dates using the following weighted average assumptions:

	Nine Months Ended September 30,
	2006	2005
Risk free interest rate (1)	4.63%	4.19%
Common stock dividend yield (2)	5.20%	6.45%
Expected volatility (3)	18.90%	16.30%
Average expected option life (years)	4.75 (4)	7.0
Options granted	243,610	652,325

(1)	Represents interest rate on US Treasury Bonds having the same life as the estimated life of the Company’s options.
(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the Company’s stock price on the date of grant.
(3)	Based on historical volatility of the Company’s stock over a period relevant to the related stock option grant.
(4)	The average expected option life for the 2006 grant is based on an analysis of historical company data and is based on the contractual term for the 2005 grant.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

The following table illustrates the effect on net income available to common unitholders and earnings per unit for the three and nine months ended September 30, 2005 if a fair value based method had been applied to all outstanding and unvested stock options granted prior to January 1, 2003:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
Net income available for common unitholders – as reported	$12,502		$32,105
Add: Stock option expense included in reported net income	134	(1)	350	(1)
Deduct: Total stock option expense determined under fair value recognition method for all awards	(186	)(1)	(541	)(1)

Pro forma net income attributable to common unitholders	$12,450		$31,914

Basic net income per common unit - as reported	$0.21		$0.54
Basic net income per common unit - pro forma	$0.21		$0.54
Diluted net income per common unit - as reported	$0.21		$0.54
Diluted net income per common unit - pro forma	$0.21		$0.54

(1)	Amounts include the effect of dividend equivalent rights.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

Investments in unconsolidated affiliates as of September 30, 2006 and combined summarized income statements for the Operating Partnership’s unconsolidated joint ventures for the three and nine months ended September 30, 2006 and 2005 are as follows:

Joint Venture	Location of Properties	Total Rentable Square Feet (000)		Ownership Interest
Board of Trade Investment Company	Kansas City, MO	166		49.0%
Dallas County Partners I, LP	Des Moines, IA	641		50.0%
Dallas County Partners II, LP	Des Moines, IA	272		50.0%
Dallas County Partners III, LP	Des Moines, IA	7		50.0%
Fountain Three	Des Moines, IA	785		50.0%
RRHWoods, LLC	Des Moines, IA	800	(1)	50.0%
Plaza Colonnade, LLC	Kansas City, MO	293		50.0%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	1,199		22.8%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	822		42.9%
Highwoods KC Glenridge Office, LP	Atlanta, GA	185		40.0%
Highwoods KC Glenridge Land, LP	Atlanta, GA	—		40.0%
HIW-KC Orlando LLC	Orlando, FL	1,273		40.0%
Concourse Center Associates, LLC	Greensboro, NC	118		50.0%
Weston Lakeside, LLC	Raleigh, NC	—	(2)	50.0%

Total		6,561	(3)

(1)	Includes a 75,000 square foot office building and a 31,000 square foot office building under development at September 30, 2006.
(2)	This joint venture is constructing approximately 332 rental residential units on 22.4 acres of land.
(3)	Total does not include properties held by consolidated joint ventures totaling 618,000 square feet and 156 rental residential units.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006(1)	2005	2006(1)	2005
Income Statements:
Revenues	$32,973	$31,888	$94,859	$95,623

Expenses:
Operating expenses	14,055	12,940	39,045	37,277
Depreciation and amortization	6,772	6,862	19,647	20,270
Interest expense and loan cost amortization	8,114	8,484	24,319	25,015
Loss on debt extinguishment	1,448	—	1,448	—

Total expenses	30,389	28,286	84,459	82,562

Net income	$2,584	$3,602	$10,400	$13,061

The Operating Partnership’s share of:
Net income (2)	$1,265	$1,917	$5,101	$6,844

Depreciation and amortization (real estate related)	$2,696	$2,684	$7,866	$7,760

Interest expense and loan cost amortization	$3,475	$3,651	$10,412	$10,732

Loss on debt extinguishment	$724	$—	$724	$—

(1)	Amounts for 2005 include Markel, which has been consolidated beginning January 1, 2006, as described in Note 1.
(2)	The Operating Partnership’s share of net income differs from its weighted average ownership percentage in the joint ventures’ net income due to the Operating Partnership’s purchase accounting and other related adjustments.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

On December 22, 2004, the Operating Partnership and Easlan Investment Group, Inc. (“Easlan”) formed The Vinings at University Center, LLC. The Operating Partnership contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50% equity interest and Easlan contributed $1.1 million, in the form of non-interest bearing promissory notes, for a 50% equity interest in the entity. The Operating Partnership has consolidated this joint venture under the provisions of FIN 46(R) because Easlan has no at-risk equity and the Operating Partnership absorbs the majority of the joint venture’s expected losses. Accordingly, the Operating Partnership’s balance sheet at September 30, 2006 includes $11.0 million of building and land, which are included in real estate and other assets, net, held for sale and a $9.7 million construction note payable. On November 1, 2006, the joint venture sold the rental residential properties to a third party for gross proceeds of $14.3 million, paid off the construction note payable and made cash distributions to the partners. The Operating Partnership received a distribution of $2.9 million.

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

Gains, losses and impairments on disposition of properties, net, from dispositions not classified as discontinued operations, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gains on disposition of land	$2,103	$4,799	$5,143	$5,990
Impairments on land	—	(59)	(74)	(269)
Gains on disposition of depreciable properties	874	4,953	3,226	5,758

Total	$2,977	$9,693	$8,295	$11,479

The above gains on land and depreciable properties include deferred gain recognition from prior sales and adjustments to prior sale transactions.

Net gains on sale and impairments of discontinued operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gains on disposition of depreciable properties	$2,807	$11,146	$4,603	$28,210
Impairments on disposition of depreciable properties	—	—	—	(697)

Total	$2,807	$11,146	$4,603	$27,513

See Note 10 for information on discontinued operations and impairment of long-lived assets.

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

The Operating Partnership’s consolidated mortgages and notes payable consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
Secured mortgage loans	$704,605	(1)	$721,116
Unsecured loans	756,500		750,500

Total	$1,461,105		$1,471,616

(1)	Amount includes $38.5 million from the consolidation of Markel, as described in Note 1.

As of September 30, 2006, the Operating Partnership’s outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

Financing Obligations

The Operating Partnership’s financing obligations consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
SF-HIW Harborview, LP financing obligation	$15,870	$14,983
Tax increment financing obligation (1)	19,171	19,171
Capitalized ground lease obligation (2)	1,057	—

Total	$36,098	$34,154

(1)	In connection with tax increment financing for construction of a public garage related to an office building constructed by the Operating Partnership in 2000, the Operating Partnership is obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.9% at the inception of the obligation, is shown as a financing obligation in the balance sheet. The Operating Partnership also receives special tax revenues and property tax rebates, which are intended, but not guaranteed, to provide funds to pay the special assessments.
(2)	Represents a capitalized lease obligation to the lessor of land on which the Operating Partnership is constructing a new building. The Operating Partnership is obligated to make fixed payments to the lessor through October 2022 and the lease provides for fixed price purchase options in the ninth and tenth years of the lease. The Operating Partnership intends to exercise the purchase option in order to prevent an economic penalty related to conveying the building to the lessor at the expiration of the lease. The net present value of the fixed rental payments and purchase option through the ninth year was calculated using a discount rate of 7.1%. The assets and liabilities under the capital lease are recorded at the lower of the present value of minimum lease payments or the fair value. The fair value of the land is included in financing obligations on the Condensed Consolidated Balance Sheet. The liability accretes each month for the difference between the interest rate on the financing obligation and the fixed payments. The accretion will continue until the liability equals the purchase option of the land in the ninth year of the lease.

6. STOCK-BASED COMPENSATION

Stock Options

The following table summarizes information about the Company’s stock option activity during the nine months ended September 30, 2006:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2005	5,153,648	$24.23
Options granted	243,610	32.40
Options forfeited	(18,262)	27.16
Options cancelled	(32,057)	25.73
Options exercised	(1,736,780)	23.83

Balances at September 30, 2006	3,610,159	$24.95

Cash received or receivable at September 30, 2006 from options exercised was $29.1 million and $2.7 million for the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $22.9 million and $1.0 million, respectively. The total intrinsic value of options outstanding at September 30, 2006 and 2005 was $44.3 million and $27.7 million, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6. STOCK-BASED COMPENSATION - Continued

The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement for certain qualified exercises.

The portion of stock option expense recorded at September 30, 2006 related to unvested awards granted prior to January 1, 2003 was immaterial.

The following tables set forth additional information about stock options outstanding and exercisable at September 30, 2006.

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price of Stock Options	Number Outstanding (in 000s)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable (in 000s)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$10.00 to $15.00	57	3.4	$11.63	57	3.4	$11.63
$15.01 to $20.00	35	3.4	$18.69	35	3.4	$18.69
$20.01 to $25.00	1,507	4.2	$22.41	1,390	4.2	$22.52
$25.01 to $30.00	1,725	5.9	$26.47	1,001	6.0	$26.62
$30.01 to $35.00	285	5.5	$32.60	52	5.6	$33.60
$35.01 to $40.00	1	6.9	$37.60	—	—	$—

	Stock Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000s)
September 30, 2005	3,738,710	$26.06	$22,081
September 30, 2006	2,534,621	$24.05	$33,345

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

The following table summarizes activity in the nine months ended September 30, 2006 for all time-based restricted stock grants:

	Nine Months Ended September 30, 2006
	Number of Shares	Weighted Average Issuance Price
Restricted shares outstanding at December 31, 2005	268,409 (1)	$24.79
Number of restricted shares awarded and issued	72,906	32.50
Restricted shares vested (2)	(42,927)	24.15
Restricted shares forfeited	(15,945)	25.50
Restricted shares surrendered for payment of withholding taxes upon vesting	(23,275)	23.77

Restricted shares outstanding at September 30, 2006	259,168	$27.11

(1)	Amount includes 20,396 shares granted during the blackout period in 2005. These shares were issued in 2006 and are included in the Consolidated Statement of Partners’ Capital at September 30, 2006.
(2)	The total fair value of restricted shares that vested during each of the nine months ended September 30, 2006 and 2005 was $1.9 million.

The following table summarizes activity in the nine months ended September 30, 2006 for all performance-based and total return-based restricted stock grants:

	Nine Months Ended September 30, 2006
	Number of Shares	Weighted Average Issuance Price
Restricted shares outstanding at December 31, 2005	62,576	$26.82
Number of restricted shares awarded and issued	52,938	30.62
Restricted shares vested	—	—
Restricted shares forfeited	(4,546)	28.19
Restricted shares surrendered for payment of withholding taxes upon vesting	—	—

Restricted shares outstanding at September 30, 2006	110,968	$28.58

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6. STOCK-BASED COMPENSATION - Continued

During the nine months ended September 30, 2006 and 2005, the Operating Partnership recognized approximately $2.9 million and $2.0 million, respectively, of stock-based compensation expense. As of September 30, 2006 and 2005, there was $7.0 million and $5.0 million, respectively, of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.5 years and 2.9 years, respectively.

Retirement Plan

Effective for 2006, the Company adopted a retirement plan applicable to all employees, including executive officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with the Company, eligible retirees would be entitled to receive a pro rata amount of the annual bonus earned during the year of retirement. Stock options and time-based restricted stock granted by the Company to such eligible retiree during his or her employment would be non-forfeitable and become exercisable according to the terms of their original grants. Eligible retirees would also be entitled to receive a pro rata amount of any performance-based and total return-based restricted stock originally granted to such eligible retiree during his or her employment that subsequently vests after the retirement date according to the terms of their original grants. The benefits of this retirement plan apply only to restricted stock and stock option grants beginning in 2006 and will be phased in 25% on March 1, 2006 and 25% on each anniversary thereof. For employees eligible for these benefits as of the date of grant after March 1, 2006, 25% of their grants were fully expensed at the grant date, which increased compensation expense by approximately $0.2 million in the nine months ended September 30, 2006. Grants made prior to 2006 are unaffected.

Deferred Compensation

The Company has a deferred compensation plan pursuant to which each executive officer and director can elect to defer a portion of base salary and/or annual bonus (or director fees) for investment in various unrelated mutual funds. Prior to January 1, 2006, executive officers and directors also could elect to defer cash compensation for investment in units of phantom stock. At the end of each calendar quarter, any executive officer and director who deferred compensation into phantom stock was credited with units of phantom stock at a 15.0% discount. Dividends on the phantom units are assumed to be issued in additional units of phantom stock at a 15.0% discount. If an officer that deferred compensation under this plan leaves the Company’s employ voluntarily or for cause within two years after the end of the year in which such officer deferred compensation for units of phantom stock, at a minimum, the 15.0% discount and any deemed dividends are forfeited. Over the two-year vesting period, the Operating Partnership records additional compensation expense equal to the 15.0% discount, the accrued dividends and any changes in the market value of Common Stock from the date of the deferral, which aggregated $(0.05) million and $0.07 million for the three months ended September 30, 2006 and 2005, respectively, and $1.2 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively. Cash payments from the plan for the nine months ended September 30, 2006 and 2005 were $0.5 million and $0.02 million, respectively.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

8. DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated Other Comprehensive Loss (“AOCL”) at September 30, 2006 and December 31, 2005 was $1.7 million and $2.2 million, respectively, and consisted of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt (see Note 9). The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at September 30, 2006 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.7 million.

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

9. OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$9,273	$23,473	$30,144	$58,502
Other comprehensive income:
Unrealized derivative gains/(losses) on cash flow hedges	—	—	—	(101)
Amortization of hedging gains and losses included in other comprehensive income	177	176	531	527

Total other comprehensive income	177	176	531	426

Total comprehensive income	$9,450	$23,649	$30,675	$58,928

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

As part of its business strategy, the Operating Partnership will from time to time selectively dispose of non-core properties and use the net proceeds for investments or other purposes. The table below sets forth the net operating results and net carrying value of those assets classified as discontinued operations. The assets classified as discontinued operations comprise 6.9 million square feet of office and industrial properties and 17 apartment units sold during 2005 and the nine months ended September 30, 2006 and 0.2 million square feet of property and 156 apartment units held for sale at September 30, 2006. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from the ongoing operations of the Operating Partnership to discontinued operations, and the Operating Partnership does not or will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Rental and other revenues	$1,558	$8,658	$5,227	$40,183
Operating expenses:
Rental property and other expenses	647	3,921	1,950	16,942
Depreciation and amortization	221	2,269	1,090	12,963
General and administrative	75	298	75	849
Total operating expenses	943	6,488	3,115	30,754
Interest expense	277	251	482	1,072
Other income	3	56	18	135
Income before net gains on sale and impairment of discontinued operations	341	1,975	1,648	8,492
Net gains on sale and impairment of discontinued operations	2,807	11,146	4,603	27,513
Total discontinued operations	$3,148	$13,121	$6,251	$36,005

The net book value of property classified as discontinued operations that was sold during 2005 and the nine months ended September 30, 2006 and was held for sale at September 30, 2006 aggregated $488.1 million.

Certain other assets were sold during 2005 that did not meet the criteria of SFAS No. 144 to be classified as discontinued operations due to the magnitude of the Operating Partnership’s ongoing management and/or leasing services on behalf of the new owners.

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the nine months ended September 30, 2006, there were no properties held for sale which had a carrying value that was greater than fair value less cost to sell; therefore, no impairment losses related to assets sold or held for sale were recognized in the Consolidated Statements of Income for the nine months ended September 30, 2006. During the nine months ended September 30, 2005, the Operating Partnership recorded impairment losses of $0.7 million related to three properties sold and $3.2 million related to two land parcels sold.

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. In each of the nine months ended September 30, 2006 and 2005, a property had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, impairment losses of $2.6 million and $4.4 million were recorded in the nine months ended September 30, 2006 and 2005, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Land	$4,520	$28,301
Land held for development	22,706	27,526
Buildings and tenant improvements	22,875	154,411
Development in process	—	9,266
Accumulated depreciation	(3,572)	(36,244)
Net real estate assets	46,529	183,260
Deferred leasing costs, net	99	2,188
Accrued straight line rents receivable	249	2,294
Prepaid expenses and other	75	28

Total assets	$46,952	$187,770

Tenant security deposits, deferred rents and accrued costs (1)	$1,084	$1,082

Mortgages payable (2)	$14,656	$14,794

(1)	Included in accounts payable, accrued expenses and other liabilities.
(2)	Included in mortgages and notes payable.

11. EARNINGS PER COMMON UNIT

The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic income/(loss) per unit:
Numerator:
Income from continuing operations	$6,125	$10,352	$23,893	$22,497
Preferred Unit distributions	(4,113)	(6,699)	(12,950)	(22,125)
Excess of Preferred Unit redemption costs over carrying value	—	(4,272)	(1,803)	(4,272)

Income/(loss) from continuing operations attributable to common unitholders	2,012	(619)	9,140	(3,900)
Income from discontinued operations	3,148	13,121	6,251	36,005

Net income attributable to common unitholders	$5,160	$12,502	$15,391	$32,105

Denominator:
Denominator for basic earnings per unit – weighted average units	59,232	58,919	58,940	59,081

Basic earnings per unit:
Income/(loss) from continuing operations	$0.04	$(0.01)	$0.15	$(0.07)
Income from discontinued operations	0.05	0.22	0.11	0.61

Net income	$0.09	$0.21	$0.26	$0.54

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11. EARNINGS PER COMMON UNIT - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Diluted income/(loss) per unit:
Numerator:
Income from continuing operations	$6,125	$10,352	$23,893	$22,497
Preferred Unit distributions	(4,113)	(6,699)	(12,950)	(22,125)
Excess of Preferred Unit redemption costs over carrying value	—	(4,272)	(1,803)	(4,272)

Income/(loss) from continuing operations attributable to common unitholders	2,012	(619)	9,140	(3,900)
Income from discontinued operations	3,148	13,121	6,251	36,005

Net income attributable to common unitholders	$5,160	$12,502	$15,391	$32,105

Denominator:
Denominator for basic earnings per unit – weighted average units	59,232	58,919	58,940	59,081
Add:
Employee stock options and warrants	1,592	— (1)	1,335	— (1)
Unvested restricted stock	224	— (1)	102	— (1)

Denominator for diluted earnings per units – adjusted weighted average units and assumed conversions	61,048	58,919	60,377	59,081

Diluted earnings per unit (1):
Income/(loss) from continuing operations	$0.03	$(0.01)	$0.15	$(0.07)
Income from discontinued operations	0.05	0.22	0.10	0.61

Net income	$0.08	$0.21	$0.25	$0.54

(1)	Pursuant to SFAS No. 128, income/(loss) from continuing operations, after preferred distributions and Preferred Unit redemption charge, is the controlling number in determining whether potential Common Units are dilutive or antidilutive. Because such potential Common Units would be antidilutive to loss from continuing operations allocable to common unitholders, diluted earnings per unit is the same as basic earnings per unit for the three and nine months ended September 30, 2005. Potential Common Units include stock options, warrants and unvested restricted shares, which would have amounted to approximately 1.2 million additional shares and 0.9 million additional shares in the three and nine months ended September 30, 2005, respectively. In addition, potential Common Units that would have been antidilutive due to the option or warrant exercise price being less than the average stock price of the Company for the periods reported were approximately 0.9 million units for the three months ended September 30, 2005 and 0.08 million units and 1.7 million units for the nine months ended September 30, 2006 and 2005, respectively. The amount of units reported for the three months ended September 30, 2006 that would have been anti-dilutive due to the option or warrant exercise price being less than the average stock price of the Company for the period was immaterial.

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

For four properties owned at September 30, 2006, the Operating Partnership has the option to purchase the leased land during the lease term, three options at the greater of 85.0% of appraised value or approximately $30,000 per acre, and one option at an initial stated purchase price of $1.0 million, which increases 2% per year beginning in year five through the ninety-ninth year of the lease.

As of September 30, 2006, the Operating Partnership’s payment obligations for future minimum payments on operating leases (which include scheduled fixed increases, but exclude increases based on CPI) were as follows:

Remainder of 2006	$271
2007	1,048
2008	1,064
2009	1,105
2010	1,123
Thereafter	46,256

$50,867

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

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of September 30, 2006:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(6)	Debt	$—	Various through 11/2015
RRHWoods, LLC (2),(7)	Indirect Debt (4)	$704	8/2006
Plaza Colonnade (2),(8)	Indirect Debt (4)	$51	12/2009
SF-HIW Harborview, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
Eastshore (Capital One) (3),(9)	Rent (4)	$5,169	11/2007
Industrial (3),(10)	Rent (4)	$105	12/2006
Industrial Environmental (3),(10)	Environmental costs (4)	$125	Until Remediated
Highwoods DLF 97/26 DLF 99/32, LP (2),(11)	Rent (4)	$504	6/2008
RRHWoods, LLC and Dallas County Partners (2),(12)	Indirect Debt (4)	$104	6/2014
RRHWoods, LLC (2),(14)	Indirect Debt (4)	$63	11/2009
HIW-KC Orlando, LLC (3),(13)	Rent (4)	$443	4/2011
HIW-KC Orlando, LLC (3),(13)	Leasing Costs	$356	12/2024

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) for initial recognition and measurement.
(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.
(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 because the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.
(4)	The maximum potential amount of future payments disclosed for these guarantees assumes the Operating Partnership pays the maximum possible liability under the guaranty with no offsets or reductions. With respect to the rent guarantee, if the space is leased, it assumes the existing tenant defaults at September 30, 2006 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.
(5)	As more fully described in Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2005 Annual Report on Form 10-K, in 2002 the Operating Partnership granted its partner in SF-HIW Harborview, LP a put option and entered into a master lease arrangement for five years covering vacant space in the building owned by the partnership. The Operating Partnership also agreed to pay certain tenant improvement costs. The maximum potential amount of future payments the Operating Partnership could be required to make related to the rent guarantees and tenant improvements was $0.4 million as of September 30, 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12. COMMITMENTS AND CONTINGENCIES - Continued

(6)	The Operating Partnership has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments the Operating Partnership could have been required to make under the guarantees was $14.0 million at September 30, 2006. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at September 30, 2006 averaged approximately 3.63%, and mature in 2015. A guarantee of $5.4 million will expire upon an industrial building becoming 95.0% leased or when the related loan matures. As of September 30, 2006, this building was 94.9% leased. If the joint ventures are unable to repay the outstanding balances under the loans that remain outstanding, the Operating Partnership will be required, under the terms of the agreements, to repay the outstanding balances. Recourse provisions exist to enable the Operating Partnership to recover some or all of such payments from the joint ventures’ assets and/or the other partners. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans. On July 31, 2006, $6.0 million in loans related to four office buildings that had been previously guaranteed by the Operating Partnership were refinanced with no guarantee.
(7)	In connection with the RRHWoods, LLC joint venture, the Operating Partnership guaranteed $3.1 million of debt that expires in October 2016. The term of the letter of credit and corresponding master lease is four years. The agreement requires the Operating Partnership to pay under a contingent master lease if the cash flows from the building securing the letter of credit do not cover at least 50% of the minimum debt service. The letter of credit along with the building secure the industrial revenue bonds used to finance the property. These bonds mature in 2015. Recourse provisions exist such that the Operating Partnership could recover some or all of the payments made under the letter of credit guarantee from the joint venture’s assets. At September 30, 2006, the Operating Partnership recorded a $0.7 million deferred charge included in other assets and liabilities on its Consolidated Balance Sheet with respect to this guarantee. The Operating Partnership’s maximum potential exposure under this guarantee is $3.1 million.
(8)	The Plaza Colonnade, LLC joint venture has a $50 million non-recourse mortgage that bears a fixed interest rate of 5.7%, requires monthly principal and interest payments and matures on January 31, 2017. The Operating Partnership and its joint venture partner have signed a contingent master lease limited to 30,772 square feet for five years. The Operating Partnership’s maximum exposure under this master lease was $1.4 million at September 30, 2006. However, the current occupancy level of the building is sufficient to cover all debt service requirements.

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

(9)	As more fully described in Note 3 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Operating Partnership agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (through November 2007). The Operating Partnership’s maximum exposure to loss under these agreements as of September 30, 2006 was $5.2 million. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010. This transaction had been accounted for as a financing transaction and was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under these guarantees became less than the related deferred gain; gain is being recognized beginning in the third quarter of 2005 as the maximum exposure under the guarantees is reduced.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12. COMMITMENTS AND CONTINGENCIES - Continued

(10)	In December 2003, the Operating Partnership sold 1.9 million square feet of industrial property for $58.4 million in cash, a $5.0 million note receivable that bears interest at 12.0% and a $1.7 million note receivable that bears interest at 8.0%. In addition, the Operating Partnership agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square feet of the industrial property, which is occupied by two tenants. The total gain as a result of the transaction was $6.0 million. Because the terms of the notes required only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $6.0 million gain was deferred and offset against the note receivable on the balance sheet and the cost recovery method was being used for this transaction. On June 30, 2005, the Operating Partnership agreed to modify the note receivable to reduce the amount due by $0.3 million. The modified note balance and all accrued interest aggregating $6.2 million, was paid in full on July 1, 2005. Because the maximum exposure to loss from the rent guarantee at July 1, 2005 was $0.8 million, that amount of gain was deferred and $4.3 million of the deferred gain was recognized at that date. As of September 30, 2006, $0.1 million remains deferred, which represents the Operating Partnership’s contingent liability with respect to the guarantee. Additionally, as part of the sale, the Operating Partnership agreed to indemnify and hold the buyer harmless with respect to environmental concerns on the property of up to $0.1 million. As a result, $0.1 million of the gain was deferred at the time of sale and will remain deferred until the environmental concerns are remediated.
(11)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by the Operating Partnership. In conjunction with an overall restructuring of the tenant’s leases with the Operating Partnership and with this joint venture, the Operating Partnership agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, reducing the rent obligation by 50% and converting the “net” lease to a “full service” lease with the tenant liable for 50% of these costs at that time. In turn, the Operating Partnership agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. As of September 30, 2006, the Operating Partnership has recorded approximately $0.5 million in other liabilities and $0.5 million as a deferred charge in other assets on its Consolidated Balance Sheet to account for the lease guarantee. However, should new tenants occupy the vacated space during the two and a half year guarantee period, the Operating Partnership’s liability under the guarantee would diminish. The Operating Partnership’s maximum potential amount of future payments with regard to this guarantee as of September 30, 2006 is $0.9 million. No recourse provisions exist to enable the Operating Partnership to recover any amounts paid to the joint venture under this lease guarantee arrangement.
(12)	RRHWoods, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million ten-year loan from a lender. As an inducement to make the loan at a 6.3% long-term rate, the Operating Partnership and its partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of September 30, 2006, no master lease payments were necessary. The Operating Partnership currently has recorded $0.1 million in other liabilities and $0.1 million as a deferred charge included in other assets on its Condensed Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Operating Partnership could be required to make based on the current leases in place is approximately $3.1 million as of September 30, 2006. The likelihood of the Operating Partnership paying on its $0.8 million guarantee is remote since the joint venture currently satisfies the minimum debt coverage ratio and should the Operating Partnership have to pay its portion of the guarantee, it would be entitled to recover the $0.8 million from other joint venture assets.
(13)	In connection with the formation of HIW-KC Orlando, LLC, the Operating Partnership agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. The Operating Partnership’s maximum potential amount of future payments with regard to the guarantee is $0.4 million as of September 30, 2006. Additionally, the Operating Partnership agreed to guarantee the initial leasing costs, originally estimated at $4.1 million, for approximately 11% of the total square feet of the property owned by the joint venture. The Operating Partnership has paid approximately $0.3 million in the first nine months of 2006 and $0.5 million in the first nine months of 2005 under this guarantee, and approximately $0.4 million is estimated to remain under the guarantee at September 30, 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12. COMMITMENTS AND CONTINGENCIES - Continued

(14)	In connection with the RRHWoods, LLC joint venture, the Operating Partnership and its partner each guaranteed $2.9 million to a bank. This guarantee expires in November 2009 and can be renewed, at the joint venture’s option, through November 2011. The bank provides a letter of credit securing industrial revenue bonds, which mature in November 2015. The joint venture’s industrial building secures the bonds. The Operating Partnership would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Operating Partnership has recourse provisions to recover from the joint venture’s assets. The property collateralizing the bonds generates sufficient cash flow to cover the debt service required by the bond financing. In addition to the direct guarantee, the Operating Partnership is committed to a master lease for 50% of the debt service should the cash flow from the property not be able to pay the debt service of the bonds. As a result of this master lease, the Operating Partnership has recorded approximately $60,000 in other liabilities and as a deferred charge in other assets on its Consolidated Balance Sheet at September 30, 2006.

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

All operations are within the United States and, at September 30, 2006, no tenant of the Wholly Owned Properties comprised more than 6.8% of the Operating Partnership’s consolidated revenues.

The following table summarizes the rental income, net operating income and assets for each reportable segment for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Rental and Other Revenues (1):
Office segment	$88,263	$83,365	$260,025	$249,944
Industrial segment	7,401	6,967	21,896	20,956
Retail segment	10,322	9,440	31,096	29,246
Apartment segment	282	279	835	824

Total Rental and Other Revenues	$106,268	$100,051	$313,852	$300,970

Net Operating Income (1):
Office segment	$53,607	$51,126	$161,893	$159,103
Industrial segment	5,517	5,317	16,670	15,839
Retail segment	6,957	6,509	20,684	20,350
Apartment segment	159	155	493	441

Total Net Operating Income	66,240	63,107	199,740	195,733
Reconciliation to income/(loss) before disposition of property, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(29,051)	(27,665)	(86,550)	(84,349)
Interest expense	(25,216)	(26,135)	(76,928)	(80,658)
Impairment of assets held for use	(2,600)	(4,415)	(2,600)	(7,587)
General and administrative expense	(8,448)	(7,848)	(26,381)	(23,851)
Interest and other income	1,075	2,021	4,129	5,339
Loss on debt extinguishment	—	(323)	(467)	(453)

Income/(loss) before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	$2,000	$(1,258)	$10,943	$4,174

	September 30, 2006	December 31, 2005
Total Assets (2):
Office segment	$2,205,151	$2,243,116
Industrial segment	198,159	226,199
Retail segment	254,955	256,730
Apartment segment	22,322	19,538
Corporate and other	140,644	156,275

Total Assets	$2,821,231	$2,901,858

(1)	Net of discontinued operations.
(2)	Real estate and other assets held for sale are included in this table according to the segment type.

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

OVERVIEW

The Operating Partnership is managed by its sole general partner, the Company, a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts substantially all of its activities through the Operating Partnership. Other than 22.4 acres of undeveloped land, 30 apartment units and the Company’s interest in the Kessinger/Hunter, LLC and 4600 Madison Associates, LLC joint ventures, all of the Company’s assets are owned directly or indirectly by the Operating Partnership. As of September 30, 2006, the Company’s wholly owned assets included: 344 in-service office, industrial and retail properties encompassing 34.9 million square feet; 96 apartment units; 798 acres of undeveloped land suitable for future development, of which 394 acres are considered core holdings; and an additional 15 properties under development. The Company is based in Raleigh, North Carolina, and its properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about the Company can be found on its website at www.highwoods.com. Information on the Company’s website is not part of this Quarterly Report.

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

RESULTS OF OPERATIONS

In accordance with SFAS No. 144 and as described in Note 10 to the Condensed Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2005 and the first nine months of 2006 or were held for sale at September 30, 2006. Accordingly, any properties sold during 2005 and the first nine months of 2006 that did not meet certain conditions as stipulated by SFAS No. 144 were not reclassified to discontinued operations.

Three Months Ended September 30, 2006 and 2005

The following table sets forth information regarding our unaudited results of operations for the three months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,		$ Change	% of Change
	2006	2005
Rental and other revenues	$106.3	$100.1	$6.2	6.2%
Operating expenses:
Rental property and other expenses	40.0	37.0	3.0	8.1
Depreciation and amortization	29.1	27.7	1.4	5.1
Impairment of assets held for use	2.6	4.4	(1.8)	(40.9)
General and administrative	8.4	7.8	0.6	7.7

Total operating expenses	80.1	76.9	3.2	4.2

Interest expense:
Contractual	23.8	24.2	(0.4)	(1.7)
Amortization of deferred financing costs	0.6	0.8	(0.2)	(25.0)
Financing obligations	0.8	1.1	(0.3)	(27.3)

	25.2	26.1	(0.9)	(3.4)
Other income/(expense):
Interest and other income	1.0	2.0	(1.0)	(50.0)
Loss on debt extinguishments	—	(0.3)	0.3	100.0

	1.0	1.7	(0.7)	(41.2)
Income/(loss) before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	2.0	(1.2)	3.2	266.7

Gains on disposition of property, net	3.0	9.7	(6.7)	(69.1)
Minority interest	(0.1)	—	(0.1)	(100.0)
Equity in earnings of unconsolidated affiliates	1.3	1.9	(0.6)	(31.6)

Income from continuing operations	6.2	10.4	(4.2)	(40.4)
Discontinued operations:
Income from discontinued operations	0.3	2.0	(1.7)	(85.0)
Gains, net of impairments, on sales of discontinued operations	2.8	11.1	(8.3)	(74.8)

	3.1	13.1	(10.0)	(76.3)

Net income	9.3	23.5	(14.2)	(60.4)
Distributions on Preferred Units	(4.1)	(6.7)	2.6	38.8
Excess of Preferred Unit redemption cost over carrying value	—	(4.3)	4.3	100.0

Net income available for common unitholders	$5.2	$12.5	$(7.3)	(58.4)%

Rental and Other Revenues

The increase in rental and other revenues from continuing operations was primarily the result of higher average occupancy in 2006 as compared to 2005, the contribution from developed properties placed in service in the later part of 2005 and the first nine months of 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by an approximate $0.5 million decrease in lease termination fees from 2005 to 2006 and the disposition of certain properties that did not meet the criteria to be classified as discontinued operations.

Operating Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $3.0 million in the third quarter of 2006 compared to the third quarter of 2005, primarily as a result of general inflationary increases in certain operating expenses, such as salaries, benefits, utility costs and real estate taxes, expenses of developed properties placed in service in the second half of 2005 and the nine months ended September 30, 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease in operating expenses as a result of the disposition of certain properties that did not meet the criteria to be classified as discontinued operations.

Rental revenues less rental and other operating expenses increased in 2006 compared to 2005. However, although the Company recovers a portion of operating costs from its tenants, which recoveries are included in rental revenues, operating costs in 2006 increased proportionately more than revenues increased, resulting in a reduction in the percentage of rental revenues less rental and other operating expenses to rental revenues compared to 2005.

The increase in depreciation and amortization is primarily a result of the contribution from developed properties placed in service in the later part of 2005 and the nine months ended September 30, 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease related to the disposition of certain properties that did not meet the criteria to be classified as discontinued operations.

During the third quarter 2006, impairment of $2.6 million was recorded with respect to an operating property with indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. During the third quarter of 2005, impairment of $4.4 million was recorded with respect to an operating property with indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows.

The $0.6 million increase in general and administrative expenses was primarily related to higher long-term incentive compensation costs and higher salary and fringe benefit costs from annual employee wage and salary increases and inflationary effects.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1.6 billion in the three months ended September 30, 2005 to $1.5 billion in the three months ended September 30, 2006, partially offset by an increase in weighted average interest rates on outstanding debt from 6.6% in the three months ended September 30, 2005 to 7.1% in the three months ended September 30, 2006. In addition, capitalized interest in the three months ended September 30, 2006 was approximately $0.9 million higher compared to the three months ended September 30, 2005 due to our increased development activity.

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

Gains on Disposition of Property; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $3.0 million in the three months ended September 30, 2006 compared to $9.7 million for the three months ended September 30, 2005. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period.

Minority interest in continuing operations, after Preferred Unit distributions, was $(0.1) million of income for the three months ended September 30, 2006 due to the consolidation of Markel as of January 1, 2006 as a result of the adoption of EITF Issue No. 04-5, as described in Note 1 to the Consolidated Financial Statements. We had no minority interest in continuing operations for the three months ended September 30, 2005.

Equity in earnings of unconsolidated affiliates decreased $0.6 million from 2005. The decrease was primarily a result of the change in accounting for the Markel joint venture from equity method to consolidation effective January 1, 2006, as described in Note 1 to the Consolidated Financial Statements. This joint venture contributed $0.2 million to equity in earnings of unconsolidated affiliates during the third quarter of 2005. In addition, equity in earnings of unconsolidated affiliates was approximately $0.6 million lower during the third quarter of 2006 due to losses on debt extinguishment for certain joint ventures, which resulted from debt refinancing.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $3.1 million and $13.1 million as discontinued operations for the three months ended September 30, 2006 and 2005, respectively. These amounts relate to 6.9 million square feet of office and industrial property and 17 apartment units sold during 2005 and the third quarter of 2006 and 0.2 million square feet of property and 156 apartment units held for sale at September 30, 2006. These amounts include net gains on the sale of these properties of $2.8 million and $11.1 million in the three months ended September 30, 2006 and 2005, respectively.

Net Income

We recorded net income in the three months ended September 30, 2006 of $9.3 million, compared to $23.5 million in the three months ended September 30, 2005, resulting from the various factors described above.

Preferred Distributions

Preferred distributions decreased $2.6 million due to Preferred Unit redemptions of $130 million and $50 million in the third quarter of 2005 and the first quarter of 2006, respectively.

Net Income Available for Common Unitholders

We recorded net income available for common Unitholders in the three months ended September 30, 2006 of $5.2 million, compared to $12.5 million in the three months ended September 30, 2005; this decrease is the net result of the various factors described above.

Nine Months Ended September 30, 2006 and 2005

The following table sets forth information regarding our unaudited results of operations for the nine months ended September 30, 2006 and 2005 (in millions):

	Nine Months Ended September 30,		$ Change	% of Change
	2006	2005
Rental and other revenues	$313.9	$301.0	$12.9	4.3%
Operating expenses:
Rental property and other expenses	114.1	105.2	8.9	8.5
Depreciation and amortization	86.6	84.3	2.3	2.7
Impairment of assets held for use	2.6	7.6	(5.0)	(65.8)
General and administrative	26.4	23.9	2.5	10.5

Total operating expenses	229.7	221.0	8.7	3.9

Interest expense:
Contractual	71.8	74.0	(2.2)	(3.0)
Amortization of deferred financing costs	1.9	2.5	(0.6)	(24.0)
Financing obligations	3.2	4.1	(0.9)	(22.0)

	76.9	80.6	(3.7)	(4.6)
Other income/(expense):
Interest and other income	4.1	5.3	(1.2)	(22.6)
Loss on debt extinguishments	(0.5)	(0.5)	—	—

	3.6	4.8	(1.2)	(25.0)
Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	10.9	4.2	6.7	159.5
Gains on disposition of property, net	8.3	11.5	(3.2)	(27.8)
Minority interest	(0.4)	—	(0.4)	(100.0)
Equity in earnings of unconsolidated affiliates	5.1	6.8	(1.7)	(25.0)

Income from continuing operations	23.9	22.5	1.4	6.2
Discontinued operations:
Income from discontinued operations	1.6	8.5	(6.9)	(81.2)
Gains, net of impairments, on sales of discontinued operations	4.6	27.5	(22.9)	(83.3)

	6.2	36.0	(29.8)	(82.8)

Net income	30.1	58.5	(28.4)	(48.5)
Distributions on Preferred Units	(12.9)	(22.1)	9.2	41.6
Excess of Preferred Unit redemption cost over carrying value	(1.8)	(4.3)	2.5	58.1

Net income available for common unitholders	$15.4	$32.1	$(16.7)	(52.0)%

Rental and Other Revenues

The increase in rental and other revenues from continuing operations was primarily the result of higher average occupancy in 2006 as compared to 2005, the contribution from developed properties placed in service in the later part of 2005 and the first nine months of 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by an approximate $3.0 million decrease in lease termination fees from 2005 to 2006 and the disposition of certain properties that did not meet the criteria to be classified as discontinued operations including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

Operating Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $8.9 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily as a result of general inflationary increases in certain operating expenses, such as salaries, benefits, utility costs and real estate taxes, expenses of developed properties placed in service in the second half of 2005 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These

increases were partly offset by a decrease in operating expenses as a result of the disposition of certain properties that did not meet the criteria to be classified as discontinued operations including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

Rental revenues less rental and other operating expenses increased in 2006 compared to 2005. However, although the Company recovers a portion of operating costs from its tenants, which recoveries are included in rental revenues, operating costs in 2006 increased proportionately more than revenues increased, resulting in a reduction in the percentage of rental revenues less rental and other operating expenses to rental revenues compared to 2005.

The increase in depreciation and amortization is primarily a result of the contribution from developed properties placed in service in the later part of 2005 and the first nine months of 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease related to the disposition of certain properties that did not meet the criteria to be classified as discontinued operations including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

For the nine months ended September 30, 2006, one property had indicators of impairment where the carrying value exceeded the sum of the estimated undiscounted future cash flows. Therefore, an impairment loss of $2.6 million was recorded in the nine months ended September 30, 2006. For the nine months ended September 30, 2005, one land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss of $3.2 million was recorded in the nine months ended September 30, 2005. During the nine months ended September 30, 2005, impairment of $4.4 million was recorded with respect to an additional operating property with indicators of impairment.

The $2.5 million increase in general and administrative expenses was primarily related to higher long-term incentive compensation costs, higher phantom stock costs related to deferred compensation, higher salary and fringe benefit costs from annual employee wage and salary increases, inflationary effects on other general and administrative expenses and costs related to the retirement of a certain officer at June 30, 2006.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1.5 billion in the nine months ended September 30, 2005 to $1.4 billion in the nine months ended September 30, 2006, partially offset by an increase in weighted average interest rates on outstanding debt from 6.7% in the nine months ended September 30, 2005 to 7.0% in the nine months ended September 30, 2006. In addition, capitalized interest in 2006 was approximately $1.1 million higher compared to 2005 due to increased development activity and higher average construction and development costs.

The decrease in amortization of deferred financing costs was primarily related to obtaining the new revolving credit facility in May 2006, as discussed further in the Note 5 to the Consolidated Financial Statements, resulting in a reduction of amortization of deferred financing costs of approximately $0.6 million from 2005 to 2006.

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

Gains on Disposition of Property; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties, net, not classified as discontinued operations were $8.3 million in the nine months ended September 30, 2006 compared to $11.5 million for the nine months ended September 30, 2005. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period.

Minority interest in continuing operations, after Preferred Unit distributions, was $(0.4) million of income for the nine months ended September 30, 2006 due to the consolidation of Markel as of January 1, 2006 as a result of the adoption of EITF Issue No. 04-5, as described in Note 1 to the Consolidated Financial Statements. We had no minority interest in continuing operations for the nine months ended September 30, 2005.

Equity in earnings of unconsolidated affiliates decreased $1.7 million from 2005. The Markel joint venture contributed $0.6 million to equity in earnings of unconsolidated affiliates during the nine months ended September 30, 2005; the accounting for this joint venture changed from equity method to consolidation effective January 1, 2006, as described in Note 1 to the Consolidated Financial Statements. In addition, the Plaza Colonnade LLC joint venture provided an additional $0.6 million in earnings during 2005 due to the application of FAS 67 and the related adjustments for capitalized interest. Furthermore, equity in earnings was $0.7 million lower during the nine months ended September 30, 2006 due to losses on debt extinguishment for certain joint ventures, which resulted from debt refinancings, offset by common area maintenance true ups in various joint ventures, which contributed approximately $0.2 million of additional equity in earnings of unconsolidated affiliates through the nine months ended September 30, 2006.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $6.2 million and $36.0 million as discontinued operations for the nine months ended September 30, 2006 and 2005, respectively. These amounts relate to 6.9 million square feet of office and industrial property and 17 apartment units sold during 2005 and the first nine months of 2006 and 0.2 million square feet of property and 156 apartment units held for sale at September 30, 2006. These amounts include net gains on the sale of these properties of $4.6 million and $27.5 million in the nine months ended September 30, 2006 and 2005, respectively.

Net Income

We recorded net income in the nine months ended September 30, 2006 of $30.1 million, compared to $58.5 million in the nine months ended September 30, 2005, resulting from the various factors described above.

Preferred Distributions

Preferred distributions decreased $9.2 million due to Preferred Unit redemptions of $130 million and $50 million in the third quarter of 2005 and the first quarter of 2006, respectively. The excess of redemption cost over carrying value of $1.8 million in 2006 relates to the $50 million Preferred Unit redemption in the first quarter of 2006.

Net Income Available for Common Unitholders

We recorded net income available for common unitholders in the nine months ended September 30, 2006 of $15.4 million, compared to $32.1 million in the nine months ended September 30, 2005; this decrease is the net result of the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first nine months of 2006 as compared to the first nine months of 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005	Change
Cash Provided By Operating Activities	$109,030	$122,517	$(13,487)
Cash Provided By Investing Activities	77,796	226,438	(148,642)
Cash Used In Financing Activities	(180,328)	(372,438)	192,110

Total Cash Flows	$6,498	$(23,483)	$29,981

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

Cash used in financing activities generally relates to distributions on Common Units, incurrence and repayment of debt and sales, repurchases or redemptions of Common and Preferred Units. As discussed previously, we use a significant amount of our cash to fund unitholder distributions. Whether or not we incur significant new debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We use our revolving credit facility for working capital purposes, which means that during any given period, in order to minimize interest expense associated with balances outstanding under our revolving credit facility, we will likely record significant repayments and borrowings under our revolving credit facility.

The decrease of $13.5 million in cash provided by operating activities in the nine months ended September 30, 2006 compared to the same period in 2005 was primarily the result of lower cash flows from net income adjusted for changes in depreciation and gains and impairments, partially offset by a $1.3 million increase from net changes in operating assets and liabilities.

The decrease of $148.6 million in cash provided by investing activities in the nine months ended September 30, 2006 compared to the same period in 2005 was primarily a result of a $156.5 million decrease in proceeds from dispositions of real estate assets and an $11.1 million increase in additions to real estate assets and deferred leasing costs. Partly offsetting these decreases was an increase of $12.4 million in other investing activities that resulted from a collateral substitution on a certain secured note, pursuant to which the lender returned $11.8 million in restricted cash and property and an increase of $9.0 million in distributions of capital from unconsolidated affiliates as a result of a refinancing of debt, as described in Note 2 to the Consolidated Financial Statements.

The decrease of $192.1 million in cash used in financing activities in the nine months ended September 30, 2006 was primarily a result of a decrease of $80.0 million in redemptions of Preferred Units from 2005 to 2006, an $84.3 million increase in net borrowings on our revolving credit facility and mortgages and notes payable, a decrease of $9.2 million in preferred distribution payments in connection with the Preferred Unit redemption, and an increase of $26.6 million in net proceeds form the sale of Common Units due to the exercise of stock options during the third quarter of 2006, as described in Note 6 to the Consolidated Financial Statements.

In 2006, we continued our capital recycling program of selectively disposing of non-core properties in order to use the net proceeds for investments or other purposes. At September 30, 2006, we had 0.2 million rentable square feet of properties, 156 apartment units and 161.3 acres of land classified as held for sale pursuant to SFAS No. 144 with a carrying value of $47.0 million.

Capitalization

Our total indebtedness at September 30, 2006 was approximately $1.5 billion and was comprised of $705 million of secured indebtedness with a weighted average interest rate of 6.9% and $757 million of unsecured indebtedness with a weighted average interest rate of 6.9%. As of September 30, 2006, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

Contractual Obligations

See our 2005 Annual Report on Form 10-K for a table setting forth a summary of our known contractual obligations at December 31, 2005.

Refinancings and Preferred Unit Redemptions in 2005 and 2006

During 2005 and through the third quarter of 2006, we paid off $196.2 million of outstanding loans, excluding any normal debt amortization and the refinancings of the credit facility and bank term loans, which included $176.2 million of secured debt with a weighted average interest rate of 6.9% and $20 million of unsecured floating rate debt with an interest rate of 4.9%. Included in the $176.2 million was $89.8 million of floating rate secured debt. Approximately $350 million of real estate assets (based on undepreciated cost basis) became unencumbered after paying off the secured debt. We also used some of the proceeds from our disposition activity to redeem, in August 2005 and February 2006, all of our outstanding Series D Preferred Units and 3,200,000 of our outstanding Series B Preferred Units, aggregating $180.0 million plus accrued distributions. These reductions in outstanding debt and Preferred Unit balances were funded primarily from proceeds from property dispositions that closed in 2005 and 2006. In connection with the redemption of Preferred Units, the excess of the redemption cost over the net carrying amount of the redeemed units was recorded as a reduction to net income available for common unitholders. These reductions amounted to $4.3 million and $1.8 million for the third quarter of 2005 and first quarter of 2006, respectively.

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

We expect to fund our short-term liquidity needs through a combination of available working capital, property dispositions, cash flows from operations and the following:

•	the selective disposition of non-core land and other assets;

•	borrowings under our revolving credit facility (which has up to $182.8 million of availability as of November 9, 2006,) and under our existing $50 million secured revolving construction loan (all of which was available at November 9, 2006);

•	the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions;

•	the issuance of secured debt; and

•	the issuance of new unsecured debt.

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

Off Balance Sheet Arrangements

We have several off balance sheet joint venture and guarantee arrangements. The joint ventures were formed with unrelated investors to generate additional capital to fund property acquisitions, repay outstanding debt or fund other strategic initiatives and to lessen the risks typically associated with owning all of the interests in a property. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own to a newly formed entity in which we retain an equal or less than majority interest. In exchange for an equal or minority interest in the joint venture, we generally receive cash from the partner and frequently retain the management income relating to the properties in the joint venture. For financial reporting purposes, certain assets we sold have been accounted for as financing arrangements.

As of September 30, 2006, our unconsolidated joint ventures had $748.0 million of total assets and $585.2 million of total liabilities as reflected in their financial statements. At September 30, 2006, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 41.2%. During the nine months ended September 30, 2006, these unconsolidated joint ventures earned $10.4 million of total net income of which our share, after appropriate purchase accounting and other adjustments, was $5.1 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Condensed Consolidated Financial Statements.

As of September 30, 2006, our unconsolidated joint ventures had $554.6 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 12 to the Condensed Consolidated Financial Statements. The following table sets forth the scheduled maturities of our share of the outstanding debt of our unconsolidated joint ventures, based on our ownership interests, as of September 30, 2006 (in thousands):

Remainder of 2006	$793
2007	3,721
2008	12,994
2009	8,187
2010	10,902
Thereafter	203,271

$239,868

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

CRITICAL ACCOUNTING POLICIES

There were no changes to the critical accounting policies made by management in the nine months ended September 30, 2006, except as set forth in Note 1 to the Condensed Consolidated Financial Statements in section “Impact of Newly Adopted and Issued Accounting Standards.” For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2005 Annual Report on Form 10-K.

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

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We had no interest rate hedge contracts in effect at September 30, 2006.

As of September 30, 2006, we had $1,151.7 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at September 30, 2006 was $1,207 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of September 30, 2006 would decrease by $44.9 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of September 30, 2006 would increase by $48.4 million.

As of September 30, 2006, we had $309.4 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended September 30, 2006, our interest expense would increase or decrease by approximately $3.1 million.

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

In Item 9A of the Company’s 2005 Annual Report on Form 10-K, management reported that the Company’s internal control over financial reporting was not effective as of December 31, 2005 due to material weaknesses that existed as of such date in: (1) the Company’s real estate asset and lease incentive accounting processes, which in turn could affect the equity in earnings of unconsolidated affiliates in the Company’s Consolidated Financial Statements for those joint ventures for which the Company is primarily responsible for the preparation of their financial statements; and (2) the Company’s journal entry approval and financial statement close processes. Subsequent to September 30, 2006, management discovered an additional deficiency relating to the effectiveness of controls over the proper classification of assets held for sale under SFAS No. 144 that existed at September 30, 2006 that could have resulted in a material misstatement of the Company’s financial statements had it not been discovered prior to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006. Although management was not required to, nor did it, undertake the procedures necessary to include a management’s report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, management believes that such a control deficiency constitutes a material weakness. Subsequent to the financial close process for the third quarter of 2006, management determined that two separate assets aggregating $14.5 million, which had been originally recorded in real estate assets, net, on the Company’s balance sheet in management’s initial draft of its third quarter 2006 financial statements, should have been recorded as assets held for sale. The Company’s internal control over financial reporting did not properly ensure the proper classification of these assets under SFAS No. 144 prior to the completion of the Company’s financial statement close process. Prior to the finalization of the Company’s third quarter financial statements and the filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2006, management determined that such assets should be classified as assets held for sale. Such assets are properly reflected as assets held for sale in the financial statements included as part of this Quarterly Report.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	First Amended and Restated Credit Agreement, dated as of August 8, 2006, by and among Highwoods Realty Limited Partnership, Highwoods Properties, Inc., the Subsidiaries named therein and the Lenders named therein (filed as part of the Company’s Current Report on Form 8-K dated August 8, 2006)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

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

Date: November 29 , 2006