Form 10-Q
period 2007-06-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2007-08-14
CIK 941713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2007

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

The information furnished in the accompanying Consolidated Financial Statements reflects all adjustments (consisting of normal recurring accruals) that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.

The aforementioned financial statements should be read in conjunction with the notes to Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included herein and in our 2006 Annual Report on Form 10-K.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

(Unaudited and in thousands, except unit and per unit amounts)

	June 30, 2007	December 31, 2006
Assets:
Real estate assets, at cost:
Land	$353,096	$345,435
Buildings and tenant improvements	2,639,080	2,572,575
Development in process	137,492	101,899
Land held for development	111,542	108,681
	3,241,210	3,128,590
Less-accumulated depreciation	(628,506)	(588,198)
Net real estate assets	2,612,704	2,540,392
Real estate and other assets, net, held for sale	3,213	35,446
Cash and cash equivalents	16,852	15,838
Restricted cash	3,780	2,027
Accounts receivable, net of allowance of $1,094 and $1,253, respectively	23,662	23,347
Notes receivable, net of allowance of $134 and $786, respectively	5,893	7,871
Accrued straight-line rents receivable, net of allowance of $393 and $301, respectively	70,798	68,364
Investment in unconsolidated affiliates	59,064	57,365
Deferred financing and leasing costs, net of accumulated amortization	69,764	66,352
Prepaid expenses and other assets	21,095	20,647
Total Assets	$2,886,825	$2,837,649

Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital:
Mortgages and notes payable	$1,557,571	$1,464,266
Accounts payable, accrued expenses and other liabilities	155,768	156,772
Financing obligations	35,683	35,530
Total Liabilities	1,749,022	1,656,568
Commitments and Contingencies (see Note 11)
Minority interest	6,519	2,878
Redeemable Operating Partnership Units:
Common Units, 4,062,293 and 4,733,200 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively	152,336	192,925
Series A Preferred Units (liquidation preference $1,000 per unit), 104,945 units issued and outstanding at June 30, 2007 and December 31, 2006	104,945	104,945
Series B Preferred Units (liquidation preference $25 per unit), 2,100,000 and 3,700,000 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively	52,500	92,500
Total Redeemable Operating Partnership Units	309,781	390,370
Partners’ Capital:
Common Units:
General partner Common Units, 607,843 and 605,355 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively	8,227	7,893
Limited partner Common Units, 56,114,153 and 55,196,984 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively	814,506	781,455
Accumulated other comprehensive loss	(1,230)	(1,515)
Total Partners’ Capital	821,503	787,833
Total Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital	$2,886,825	$2,837,649

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental and other revenues	$108,438	$102,814	$217,119	$203,813

Operating expenses:
Rental property and other expenses	39,111	36,778	77,993	72,576
Depreciation and amortization	30,543	28,614	60,291	56,239
General and administrative	10,978	9,176	21,929	17,933
Total operating expenses	80,632	74,568	160,213	146,748
Interest expenses:
Contractual	23,074	24,236	45,705	48,046
Amortization of deferred financing costs	609	582	1,175	1,326
Financing obligations	995	1,398	1,987	2,340
	24,678	26,216	48,867	51,712
Other income:
Interest and other income	2,252	1,205	3,626	3,030
Loss on debt extinguishments	-	(467)	-	(467)
	2,252	738	3,626	2,563
Income before disposition of property, insurance gain, minority
interest and equity in earnings of unconsolidated affiliates	5,380	2,768	11,665	7,916
Gains on disposition of property, net	2,341	1,008	19,084	5,318
Gain from property insurance settlement	-	-	4,128	-
Minority interest	(168)	(238)	(348)	(329)
Equity in earnings of unconsolidated affiliates	1,889	1,874	11,549	3,836
Income from continuing operations	9,442	5,412	46,078	16,741
Discontinued operations:
Income from discontinued operations	14	749	164	2,334
Gains on sales of discontinued operations	103	313	19,846	1,796
	117	1,062	20,010	4,130
Net income	9,559	6,474	66,088	20,871
Distributions on preferred units	(3,846)	(4,113)	(7,959)	(8,837)
Excess of preferred unit redemption cost over carrying value	(1,443)	-	(1,443)	(1,803)
Net income available for common unitholders	$4,270	$2,361	$56,686	$10,231

Net income per common unit - basic:
Income from continuing operations	$0.07	$0.02	$0.61	$0.10
Income from discontinued operations	-	0.02	0.33	0.07
Net income	$0.07	$0.04	$0.94	$0.17
Weighted average common units outstanding - basic	60,155	58,721	60,129	58,798

Net income per common unit - diluted:
Income from continuing operations	$0.07	$0.02	$0.60	$0.10
Income from discontinued operations	-	0.02	0.32	0.07
Net income	$0.07	$0.04	$0.92	$0.17
Weighted average common units outstanding - diluted	61,153	59,978	61,300	60,061
Distributions declared per common unit	$0.425	$0.425	$0.850	$0.850

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Capital

For the Six Months Ended June 30, 2007

(Unaudited and in thousands, except unit amounts)

	Common Unit
	General Partners’ Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance at December 31, 2006	$7,893	$781,455	$(1,515)	$787,833
Issuance of Common Units	62	6,152	-	6,214
Redemption of Common Units	(274)	(27,128)	-	(27,402)
Distributions paid on Common Units	(513)	(50,839)	-	(51,352)
Distributions paid on Preferred Units	(80)	(7,879)	-	(7,959)
Net Income	661	65,427	-	66,088
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	452	44,721	-	45,173
Other comprehensive income	-	-	285	285
Amortization of restricted stock and stock options	26	2,597	-	2,623
Balance at June 30, 2007	$8,227	$814,506	$(1,230)	$821,503

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$66,088	$20,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,285	58,368
Amortization of lease incentives	500	458
Amortization of restricted stock and stock options	2,623	1,880
Amortization of deferred financing costs	1,175	1,326
Amortization of accumulated other comprehensive loss	285	354
Loss on debt extinguishments	-	467
Gains on disposition of property	(38,930)	(7,114)
Gain from property insurance settlement	(4,128)	-
Minority interest	348	329
Equity in earnings of unconsolidated affiliates	(11,549)	(3,836)
Change in financing obligations	153	700
Distributions of earnings from unconsolidated affiliates	3,656	3,802
Changes in operating assets and liabilities:
Accounts receivable	(631)	1,752
Prepaid expenses and other assets	(1,440)	(208)
Accrued straight-line rents receivable	(2,461)	(4,185)
Accounts payable, accrued expenses and other liabilities	822	(1,970)
Net cash provided by operating activities	76,796	72,994
Investing activities:
Additions to real estate assets and deferred leasing costs	(136,921)	(78,974)
Proceeds from disposition of real estate assets	73,903	159,557
Proceeds from property insurance settlement	4,940	-
Distributions of capital from unconsolidated affiliates	13,302	1,429
Net repayments in notes receivable	2,551	617
Contributions to unconsolidated affiliates	(4,716)	(100)
Cash assumed upon consolidation of unconsolidated affiliate	-	645
Other investing activities	(1,416)	12,040
Net cash (used in)/provided by investing activities	(48,357)	95,214
Financing activities:
Distributions paid on Common Units	(51,352)	(50,127)
Redemption of Preferred Units	(40,000)	(50,000)
Distributions paid on Preferred Units	(7,959)	(8,837)
Distributions to minority partner in consolidated affiliate	(1,775)	(263)
Net proceeds from the sale of Common Units	6,214	133
Redemption of Common Units	(27,402)	(7,193)
Borrowings on revolving credit facility	226,500	461,000
Repayments of revolving credit facility	(440,000)	(353,500)
Borrowings on mortgages and notes payable	407,940	-
Repayments of mortgages and notes payable	(101,171)	(153,013)
Contributions from minority interest partner	5,068	-
Additions to deferred financing costs and other financing activities	(3,488)	(2,587)
Net cash used in financing activities	(27,425)	(164,387)
Net increase in cash and cash equivalents	$1,014	$3,821
Cash and cash equivalents at beginning of the period	15,838	970
Cash and cash equivalents at end of the period	$16,852	$4,791

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2007	2006
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $1,175 and $976 for 2007 and 2006, respectively)	$41,042	$48,245

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net asset acquisitions and dispositions subject to mortgage notes payable and other non-cash transactions:

	Six Months Ended June 30,
	2007	2006
Assets:
Net real estate assets	$2,409	$44,612
Restricted cash	-	(1,865)
Accounts receivable	-	102
Accrued straight-line rents receivable	-	962
Investments in unconsolidated affiliates	2,342	(1,938)
Deferred financing and leasing costs, net	-	287
Prepaid expenses and other assets	29	-
	$4,780	$42,160

Liabilities:
Mortgages and notes payable	$-	$40,736
Accounts payable, accrued expenses and other liabilities	23	(1,652)
Financing obligation	-	1,148
	$23	$40,232

Minority Interest and Partners’ Capital	$4,757	$1,928

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Highwoods Realty Limited Partnership (the "Operating Partnership") is managed by its sole general partner, Highwoods Properties, Inc., together with its consolidated subsidiaries (the "Company"), a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") that operates in the southeastern and midwestern United States. The Company conducts virtually all of its activities through the Operating Partnership. The partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of, all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership. On June 30, 2007, the Company contributed 21.4 acres of undeveloped land, 13 rental residential units and the Company’s interest in the Kessinger/Hunter, LLC joint venture to the Operating Partnership. At June 30, 2007, the Company and/or the Operating Partnership wholly owned: 320 in-service office, industrial and retail properties; 109 rental residential units; 693 acres of undeveloped land suitable for future development, of which 553 acres are considered core holdings; and an additional 18 properties under development.

At June 30, 2007, the Company owned all of the preferred partnership interests (“Preferred Units”) and 93.3% of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the six months ended June 30, 2007, the Company redeemed 618,257 Common Units for $27.4 million in cash and redeemed 52,650 Common Units for a like number of shares of Common Stock, which increased the percentage of Common Units owned by the Company from 92.2% at December 31, 2006 to 93.3% at June 30, 2007. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s Preferred Stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights.

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

The Redeemable Operating Partnership Units and Preferred Units are accounted for in accordance with Accounting Series Release No. 268 issued by the Securities and Exchange Commission (“SEC”) because the limited partners holding the Redeemable Common Units have the right to put any and all of the Common Units to the Operating Partnership and the Company has the right to put any and all of the Preferred Units to the Operating Partnership in the event of a corresponding redemption or repurchase by the Company of the underlying Preferred Stock.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Basis of Presentation

The Consolidated Financial Statements of the Operating Partnership are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Certain amounts in the December 31, 2006 Consolidated Balance Sheet have been reclassified to conform to the current presentation. As more fully described in Note 9, as required by Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Consolidated Balance Sheet at December 31, 2006 was revised from previously reported amounts to reflect in real estate and other assets held for sale those properties held for sale at June 30, 2007. The Consolidated Statements of Income for the three and six months ended June 30, 2006 were also revised from previously reported amounts to reflect in discontinued operations the operations of any property sold in the first six months of 2007.

The Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which the Operating Partnership owns a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the minority interest holders. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” the Operating Partnership consolidates partnerships, joint ventures and limited liability companies when the Operating Partnership controls the major operating and financial policies of the entity through majority ownership or in its capacity as general partner or managing member. In addition, the Operating Partnership consolidates those entities, if any, where the Operating Partnership is deemed to be the primary beneficiary in a variable interest entity (as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46(R)”)). All significant intercompany transactions and accounts have been eliminated.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is generally permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. To maintain qualification as a REIT, the Company is required to distribute to its stockholders at least 90.0% of its annual REIT taxable income, excluding capital gains. The partnership agreement requires the Operating Partnership to pay economically equivalent distributions on outstanding Common Units at the same time that the Company pays dividends on its outstanding Common Stock. Aggregate dividends paid on Preferred Stock exceeded REIT taxable income (excluding capital gains) in 2006, which resulted in no required dividend on Common Stock in 2006 for REIT qualification purposes. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. The Operating Partnership conducts certain business activities through a taxable REIT subsidiary, as permitted under the Code. The taxable REIT subsidiary is subject to federal and state income taxes on its net taxable income. The Operating Partnership records provisions for income taxes, to the extent required under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), based on its income recognized for financial statement purposes, including the effects of temporary differences between such income and the amount recognized for tax purposes. Additionally, beginning January 1, 2007, the Operating Partnership began to recognize and measure the effects of uncertain tax positions under FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109.” See Impact of Newly Adopted and Issued Accounting Standards below and Note 12 for discussion of the effect of FIN 48 on the Operating Partnership’s accounting for income taxes.

Minority Interest

Minority interest in the accompanying Consolidated Financial Statements relates to the 50.0% interest in a consolidated affiliate, Highwoods-Markel Associates, LLC (“Markel”), the equity interest owned by a third party in a consolidated venture formed during 2006 with Real Estate Exchange Services (“REES”), and the 7% equity interest owned by a third party in Plaza Residential, LLC, a consolidated joint venture formed in February 2007 related to an office condominium project, as described below.

The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, the Operating Partnership has an obligation to cause this property-owning entity to distribute proceeds of liquidation to the minority interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of its assets warrant a distribution as determined by the agreement. In accordance with the disclosure provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), the Operating Partnership estimates the value of minority interest distributions would have been approximately $17.2 million had the entity been liquidated as of June 30, 2007. This estimated settlement value is based on estimated third party consideration realizable by the entity upon a hypothetical disposition of the properties and is net of all other assets and liabilities. The actual amount of any distributions to the minority interest holder in this entity is difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, the Operating Partnership would have no obligation to remit any consideration to the minority interest holder.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In the first quarter of 2007, the Operating Partnership through its wholly owned taxable REIT subsidiary formed Plaza Residential, LLC with Dominion Partners, LLC (“Dominion”). Plaza Residential was formed to develop and sell 139 residential condominiums to be constructed above an office tower being developed by the Operating Partnership in Raleigh, NC. Dominion has a 7% equity interest in the joint venture, will perform development services for the joint venture for a market development fee and guarantees 40.0% of the construction financing. Dominion will also receive 35.0% of the net profits from the joint venture once the partners have received distributions equal to their equity plus a 12.0% return on their equity. The Operating Partnership is consolidating this majority owned joint venture and inter-company transactions have been eliminated in the Consolidated Financial Statements. As of August 1, 2007, binding sale contracts had been executed for 133 of the residential condominiums. At June 30, 2007, $1.9 million of deposits related to 74 contracts (non-refundable unless the Operating Partnership defaults in its obligation to deliver the units) had been received and are reflected in restricted cash with a corresponding amount in other liabilities. The Operating Partnership will account for the sale of the residential condominiums in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”) and will record the sales when the related closings take place, which are expected to occur in late 2008 and early 2009.

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

In November 2006, the FASB ratified EITF Issue No. 06-8 (“EITF No. 06-8”), “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 provided additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method. EITF No. 06-8 is effective January 1, 2008. The Operating Partnership does not expect that the adoption of EITF No. 06-8 will have a material impact on the Operating Partnership’s financial position or results of operations.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements,” to specify that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP and effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years for arrangements that were entered into prior to the issuance of this FSP. The Operating Partnership’s adoption of this FSP as of January 1, 2007 had no impact on the Operating Partnership’s financial condition or results of operations.

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

The Operating Partnership has various joint ventures with unrelated investors and has retained equity interests ranging from 22.8% to 50.0% in these joint ventures. The Operating Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which the Operating Partnership uses the equity method of accounting are not included on the Operating Partnership’s consolidated balance sheet.

During the third quarter of 2006, three of the Operating Partnership’s joint ventures made distributions aggregating $17.0 million as a result of a refinancing of debt related to various properties held by the joint ventures. The Operating Partnership received 50.0% of such distributions. As a result of these distributions, the Operating Partnership’s investment account in these joint ventures became negative. The new debt is non-recourse; however, the Operating Partnership and its partner have guaranteed other debt and have contractual obligations to support the joint ventures, which are included in the Guarantees and Other Obligations table in Note 11. Therefore, in accordance with SOP 78-9, “Accounting for Investments in Real Estate Ventures,” the Operating Partnership recorded the distributions as a reduction of the investment account and included the resulting negative investment balances of $6.9 million in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheet at June 30, 2007.

The Operating Partnership has had a number of consolidated joint ventures. SF-HIW Harborview Plaza, LP is accounted for as a financing arrangement pursuant to SFAS No. 66, as described in Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2006 Annual Report on Form 10-K; MG-HIW, LLC was accounted for as a financing arrangement pursuant to SFAS No. 66 as described in Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2006 Annual Report on Form 10-K; The Vinings at University Center, LLC was consolidated pursuant to FIN 46(R) until late 2006 upon the sale of the venture’s assets and distribution of its net cash assets to its partners; and Markel, REES and Plaza Residential, which are discussed in Note 1, are each consolidated.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

Investments in unconsolidated affiliates as of June 30, 2007 and combined summarized income statements for the Operating Partnership’s unconsolidated joint ventures for the six months ended June 30, 2007 and 2006 were as follows:

Joint Venture	Location of Properties	Total Rentable Square Feet (000)		Ownership Interest
Board of Trade Investment Company	Kansas City, MO	166		49.00%
Dallas County Partners I, LP	Des Moines, IA	641		50.00%
Dallas County Partners II, LP	Des Moines, IA	273		50.00%
Dallas County Partners III, LP	Des Moines, IA	7		50.00%
Fountain Three	Des Moines, IA	785		50.00%
RRHWoods, LLC	Des Moines, IA	800	(1)	50.00%
Kessinger/Hunter, LLC	Kansas City, MO	—	(2)	26.50%
Plaza Colonnade, LLC	Kansas City, MO	290		50.00%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	1,089		22.81%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	822		42.93%
Highwoods KC Glenridge Office, LP	Atlanta, GA	185		40.00%
Highwoods KC Glenridge Land, LP	Atlanta, GA	—		40.00%
HIW-KC Orlando, LLC	Orlando, FL	1,274		40.00%
Concourse Center Associates, LLC	Greensboro, NC	118		50.00%
Weston Lakeside, LLC	Raleigh, NC	—	(3)	50.00%
Total		6,450	(4)

______________

(1)	Includes a 31,000 square foot office building currently under development and 418 rental residential units.
(2)

This joint venture provides property management, leasing and brokerage services and provides certain construction-related services to certain Wholly Owned Properties; therefore, no rentable square feet is provided.

(3)	This joint venture constructed 332 rental residential units which were sold in February 2007 as described below.
(4)	Total does not include in-service operating properties held by consolidated joint ventures totaling 618,000 square feet.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income Statements:
Revenues	$31,931	$30,957	$66,902	$61,886
Expenses:
Operating expenses	13,160	12,579	26,436	24,990
Depreciation and amortization	6,960	6,437	13,596	12,875
Interest expense and loan cost amortization	8,114	8,143	16,498	16,205
Total expenses	28,234	27,159	56,530	54,070
Income before disposition of property	3,697	3,798	10,372	7,816
Gains on disposition of property	-	-	20,621	-
Net income	$3,697	$3,798	$30,993	$7,816
The Operating Partnership’s share of:
Net income (1)	$1,889	$1,874	$11,549	$3,836
Depreciation and amortization (real estate related)	$2,784	$2,586	$5,551	$5,170
Interest expense and loan cost amortization	$3,527	$3,490	$7,157	$6,937
Gains on disposition of property	$-	$-	$7,158	$-

______________

(1)

The Operating Partnership’s share of net income differs from its weighted average ownership percentage in the joint ventures’ net income due to the Operating Partnership’s purchase accounting and other related adjustments.

On September 27, 2004, the Operating Partnership and an affiliate of Crosland, Inc. (“Crosland”) formed Weston Lakeside, LLC, in which the Operating Partnership has a 50.0% ownership interest. On June 29, 2005, the Operating Partnership contributed 22.4 acres of land at an agreed upon value of $3.9 million to this joint venture, and Crosland contributed approximately $2.0 million in cash. Immediately thereafter, the joint venture distributed approximately $1.9 million to the Operating Partnership and the Operating Partnership recorded a gain of $0.5 million. Crosland managed and operated this joint venture, which constructed approximately 332 rental residential units in three buildings at a total cost of approximately $33.7 million. Crosland received 3.25% of all project costs other than land as a development fee and 3.5% of the gross revenue of the joint venture in management fees. The joint venture financed the development with a $28.4 million construction loan guaranteed by Crosland. The Operating Partnership provided certain development services for the project and received a fee equal to 1.0% of all project costs excluding land. The Operating Partnership accounted for this joint venture using the equity method of accounting. On February 22, 2007, the joint venture sold the 332 rental residential units to a third party for gross proceeds of $45.0 million. Mortgage debt in the amount of $27.1 million was paid off and various development related costs were paid. The joint venture recorded a gain of $11.3 million in the first quarter of 2007 related to this sale and the Operating Partnership recorded $5.0 million as its proportionate share through equity in earnings of unconsolidated affiliates. The Operating Partnership’s share of the gain was less than 50.0% due to Crosland’s preferred return as the developer. The Operating Partnership received a net distribution of $6.1 million and may receive a further small and final distribution. As of August 1, 2007, the joint venture is dormant pending the final distribution to the partners.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

The Operating Partnership has a 22.81% interest in a joint venture (“DLF I”) with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG ("DLF"). The Operating Partnership is the property manager and leasing agent of DLF I’s properties and receives customary management and leasing fees. On March 12, 2007, DLF I sold five properties to a third party for gross proceeds of $34.2 million and recorded a gain of $9.3 million related to this sale. The Operating Partnership recorded $2.1 million as its proportionate share of this gain through equity in earnings of unconsolidated affiliates. On May 21, 2007, DLF I acquired Eola Park Centre, a 167,000 square foot office building in Orlando, Florida, for $39.3 million. In June 2007, the joint venture obtained a $27.7 million loan secured by Eola Park Centre. Simultaneously with DLF I’s acquisition of Eola Park Centre, the Operating Partnership separately acquired an adjacent parcel of development land for $2.0 million on a wholly-owned basis.

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

4.	INVESTMENT ACTIVITIES

Dispositions

Gains, losses and impairments on disposition of properties, net, from dispositions not classified as discontinued operations, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gains on disposition of land	$969	$-	$16,804	$3,040
Impairments on land	-	(74)	-	(74)
Gains on disposition of depreciable properties	1,372	1,082	2,280	2,352
Total	$2,341	$1,008	$19,084	$5,318

The above gains on land and depreciable properties include deferred gain recognition from prior sales and adjustments to prior sale transactions.

Gains on sales of discontinued operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gains on disposition of depreciable properties	$103	$313	$19,846	$1,796
Total	$103	$313	$19,846	$1,796

See Note 9 for information on discontinued operations and impairment of long-lived assets.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.	INVESTMENT ACTIVITIES - Continued

Development

The Operating Partnership currently has under development 18 office and industrial properties aggregating 2.75 million square feet and 139 for-sale residential units. The aggregate cost of these properties is currently expected to total approximately $462 million when fully leased and completed, of which $235 million was incurred as of June 30, 2007. The weighted average pre-leasing of such development projects is 72% at June 30, 2007. Seven of these properties aggregating 1.24 million square feet and $110 million total investment have been completed and transferred to completed real estate assets at various times prior to June 30, 2007; these seven properties have not yet reached their projected stabilized occupancy. The remaining development properties are still under construction and are included in Development in Process in the Consolidated Balance Sheet.

In addition to the development projects discussed above, during the six months ended June 30, 2007, two 100% leased build-to-suit properties were completed and placed in service. The total investment of these two properties aggregated approximately $30 million.

5.	MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

The Operating Partnership’s consolidated mortgages and notes payable consisted of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Secured mortgage loans	$660,755	$741,629
Unsecured loans	896,816	722,637
Total	$1,557,571	$1,464,266

As of June 30, 2007, the Operating Partnership’s outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.0 billion.

The Operating Partnership’s $450.0 million unsecured revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, the Operating Partnership has an option to extend the maturity date by one additional year and, at any time prior to May 1, 2008, may request increases in the borrowing availability under the credit facility by up to an additional $50 million. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The revolving credit facility had $308.8 million of availability as of August 1, 2007.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.	MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

On June 5, 2007, two three-year secured construction loans totaling $24.7 million with interest at 175 basis points over LIBOR were obtained by REES, a consolidated joint venture (see Note 1). As of June 30, 2007, $1.0 million was borrowed under these loans and is included in mortgages and notes payable.

Financing Obligations

The Operating Partnership’s financing obligations consisted of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
SF-HIW Harborview, LP financing obligation (1)	$16,291	$16,157
Tax increment financing obligation (2)	18,308	18,308
Capitalized ground lease obligation (3)	1,084	1,065
Total	$35,683	$35,530

______________

(1)	See Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2006 Annual Report on Form 10-K for further discussion of this financing obligation.
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

Compensation Programs

During the six months ended June 30, 2007 and 2006, the Operating Partnership recognized approximately $2.7 million and $2.0 million, respectively, of stock-based compensation expense. As of June 30, 2007, there was $13.3 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.2 years.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.	EMPLOYEE BENEFIT PLANS - Continued

The following table summarizes activity in the six months ended June 30, 2007 for all time-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2006	255,120	$27.12
Awarded and issued (1)	198,916	40.97
Vested (2)	(42,685)	27.34
Forfeited	(25,860)	27.09
Surrendered for payment of withholding taxes upon vesting (2)	(31,008)	27.29
Nonvested shares outstanding at June 30, 2007	354,483	$34.85

______________

(1)	The grant date fair value of time-based restricted shares issued during the six months ended June 30, 2007 and 2006 was $8.1 million and $2.3 million, respectively.
(2)	The vesting date fair value of time-based restricted shares that vested during the six months ended June 30, 2007 and 2006 was $3.2 million and $1.9 million, respectively.

For additional information regarding the Company’s compensation programs, see Note 6 to the Consolidated Financial Statements in the Operating Partnership’s 2006 Annual Report on Form 10-K.

Deferred Compensation

The Company has a deferred compensation plan pursuant to which each executive officer and director can elect to defer a portion of base salary and/or annual incentive payment (or director fees) for investment in various unrelated mutual funds, which aggregated $7.0 million at June 30, 2007 and are included in prepaid expenses and other assets. Such deferred compensation is expensed in the period earned by the officers and directors. Deferred amounts ultimately payable to the officers and directors are based on the value of the related mutual fund investments (recorded in prepaid expenses and other assets). Accordingly, changes in the value of the marketable mutual fund investments are recorded in other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on the Operating Partnership’s net income subsequent to the time the compensation is deferred and fully funded. Prior to January 1, 2006, executive officers and directors also could elect to defer cash compensation for investment in units of phantom common stock of the Company, which are not recorded as assets in the Operating Partnership’s financial statements. At the end of each calendar quarter, any executive officer and director who deferred compensation into phantom stock was credited with units of phantom stock at a 15.0% discount. Dividends on the phantom units are assumed to be issued in additional units of phantom stock at a 15.0% discount. If an officer that deferred compensation under this plan leaves the Company’s employ voluntarily or for cause within two years after the end of the year in which such officer deferred compensation for units of phantom stock, at a minimum, the 15.0% discount and any deemed dividends are forfeited. Over the two-year vesting period, the Operating Partnership records additional compensation expense equal to the 15.0% discount, the accrued dividends and any changes in the market value of Common Stock from the date of the deferral. For the six months ended June 30, 2007, the effect of the reduction in the trading value of Common Stock as reflected on the NYSE offset the expense related to the discount and accrued dividends, resulting in no net expense for the Operating Partnership. These expenses aggregated $1.2 million for the six months ended June 30, 2006. Cash payments from the plan for the six months ended June 30, 2007 and 2006 were $0.3 million and $0.4 million, respectively. Transfers made from the phantom stock investment to other investments in the deferred compensation plan for the six months ended June 30, 2007 were $1.5 million. At June 30, 2007, the total liability for deferred compensation aggregated $9.1 million and is recorded in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.	EMPLOYEE BENEFIT PLANS - Continued

401(k) Savings Plan

The Operating Partnership has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Operating Partnership contributes amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s salary). During the six months ended June 30, 2007 and 2006, the Operating Partnership contributed $0.7 million and $0.6 million, respectively, to the 401(k) savings plan. Administrative expenses of the plan are paid by the Operating Partnership.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan for all active employees under which employees can elect to contribute up to 25.0% of their base and annual incentive compensation for the purchase of Common Stock. At the end of each three-month offering period, the contributions in each participant's account balance, which includes accrued dividends, are applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. The Operating Partnership issues one Common Unit to the Company in exchange for the price paid for each share of Common Stock. In the six months ended June 30, 2007, the Company issued 10,432 shares of Common Stock under the Employee Stock Purchase Plan. The discount on newly issued shares is expensed by the Operating Partnership as additional compensation and aggregated $0.06 million in the six months ended June 30, 2007.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated Other Comprehensive Loss (“AOCL”) at June 30, 2007 and December 31, 2006 was $1.2 million and $1.5 million, respectively, and consisted of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt (see Note 8). The Operating Partnership expects that the portion of the cumulative loss recorded in AOCL at June 30, 2007 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.4 million.

8.	OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$9,559	$6,474	$66,088	$20,871
Other comprehensive income:
Amortization of hedging gains and losses included in other comprehensive income	143	177	285	354
Total other comprehensive income	143	177	285	354
Total comprehensive income	$9,702	$6,651	$66,373	$21,225

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.	DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

As part of its business strategy, the Operating Partnership will from time to time selectively dispose of non-core properties in order to use the net proceeds for investments, for repayment of debt and/or retirement of Preferred Stock, or other purposes. The table below sets forth the net operating results of those assets classified as discontinued operations in the Operating Partnership’s Consolidated Financial Statements. These assets classified as discontinued operations comprise 3.3 million square feet of office and industrial properties and 156 rental residential units sold during 2006 and the six months ended June 30, 2007. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from the ongoing operations of the Operating Partnership to discontinued operations, and the Operating Partnership will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental and other revenues	$28	$3,013	$313	$7,440
Operating expenses:
Rental property and other expenses	14	1,173	162	2,811
Depreciation and amortization	-	1,010	(6)	2,129
Total operating expenses	14	2,183	156	4,940
Interest expense	-	102	-	205
Other income	-	21	7	39
Income from discontinued operations	14	749	164	2,334
Gains on sales of discontinued operations	103	313	19,846	1,796
Total discontinued operations	$117	$1,062	$20,010	$4,130

The net book value of properties classified as discontinued operations that were sold during 2006 and the six months ended June 30, 2007 aggregate $229.3 million.

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the six months ended June 30, 2007 and 2006, there were no properties held for sale which had a carrying value that was greater than fair value less cost to sell; therefore, no impairment loss was recognized in the Consolidated Statements of Income for the six months ended June 30, 2007 and 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.	DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. In each of the six months ended June 30, 2007 and 2006, no indicators of impairment existed for assets held for use. Therefore, no impairment losses were recorded in the six months ended June 30, 2007 and 2006.

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Land	$-	$3,462
Land held for development	3,159	15,454
Buildings and tenant improvements	-	21,949
Accumulated depreciation	-	(6,829)
Net real estate assets	3,159	34,036
Deferred leasing costs, net	-	435
Accrued straight line rents receivable	-	727
Prepaid expenses and other	54	248
Total assets	$3,213	$35,446
Tenant security deposits, deferred rents and accrued costs (1)	$110	$525

______________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10.	EARNINGS PER UNIT

The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic income per unit:
Numerator:
Income from continuing operations	$9,442	$5,412	$46,078	$16,741
Preferred Unit distributions	(3,846)	(4,113)	(7,959)	(8,837)
Excess of Preferred Unit redemption costs over carrying value	(1,443)	-	(1,443)	(1,803)
Income from continuing operations available for common unitholders	4,153	1,299	36,676	6,101
Income from discontinued operations	117	1,062	20,010	4,130
Net income available for common unitholders	$4,270	$2,361	$56,686	$10,231
Denominator:
Denominator for basic earnings per unit – weighted average units (1)	60,155	58,721	60,129	58,798
Basic earnings per unit:
Income from continuing operations	$0.07	$0.02	$0.61	$0.10
Income from discontinued operations	-	0.02	0.33	0.07
Net income	$0.07	$0.04	$0.94	$0.17

Diluted income per unit:
Numerator:
Income from continuing operations	$9,442	$5,412	$46,078	$16,741
Preferred Unit distributions	(3,846)	(4,113)	(7,959)	(8,837)
Excess of Preferred Unit redemption costs over carrying value	(1,443)	-	(1,443)	(1,803)
Income from continuing operations available for common unitholders	4,153	1,299	36,676	6,101
Income from discontinued operations	117	1,062	20,010	4,130
Net income available for common unitholders	$4,270	$2,361	$56,686	$10,231
Denominator:
Denominator for basic earnings per unit – adjusted weighted average units (1)	60,155	58,721	60,129	58,798
Add:
Employee and director stock options and warrants	722	1,144	883	1,169
Unvested restricted stock	276	113	288	94
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversions (2)	61,153	59,978	61,300	60,061
Diluted earnings per unit:
Income from continuing operations	$0.07	$0.02	$0.60	$0.10
Income from discontinued operations	-	0.02	0.32	0.07
Net income	$0.07	$0.04	$0.92	$0.17

______________

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10.	EARNINGS PER UNIT - Continued
(1)	Weighted average units exclude unvested restricted units pursuant to SFAS No. 128, “Earnings per Units.”
(2)

Options and warrants aggregating approximately 0.1 million and 1.1 million units were outstanding during the three months ended June 30, 2007 and 2006, respectively, and 0.1 million and 1.0 million units were outstanding during the six months ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per unit because the exercise prices of the options and warrants were higher than the average market price of Common Units during these periods.

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

Land Leases

Certain properties in the Operating Partnership’s wholly owned portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index (CPI) or on a pre-determined schedule. Land leases subject to increases under a pre-determined schedule are accounted for under the straight-line method. Total expense recorded for land leases was $0.7 million for each of the six months ended June 30, 2007 and 2006.

For one property owned at June 30, 2007, the Operating Partnership has the option to purchase the leased land in the third year of the lease term at a purchase price of $1.1 million, which increases 2% annually beginning in year three through the fifteenth year of the lease.

As of June 30, 2007, the Operating Partnership’s payment obligations for future minimum payments on operating leases (which include scheduled fixed increases, but exclude increases based on CPI) were as follows:

Remainder of 2007	$533
2008	1,077
2009	1,118
2010	1,135
2011	1,155
Thereafter	45,543
$50,561

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.	COMMITMENTS AND CONTINGENCIES - Continued

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of June 30, 2007:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(6)	Debt	$—	11/2015
RRHWoods, LLC (2),(7)	Indirect Debt (4)	$403	8/2010
Plaza Colonnade (2),(8)	Indirect Debt (4)	$37	12/2009
SF-HIW Harborview Plaza, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
Eastshore (Capital One) (3),(9)	Rent (4)	$1,864	11/2007
Industrial (3),(10)	Environmental costs (4)	$125	Until Remediated
Highwoods DLF 97/26 DLF 99/32, LP (2),(11)	Rent (4)	$419	6/2008
RRHWoods, LLC and Dallas County Partners (2),(12)	Indirect Debt (4)	$49	6/2014
RRHWoods, LLC (2),(14)	Indirect Debt (4)	$28	11/2009
HIW-KC Orlando, LLC (3),(13)	Rent (4)	$371	4/2011
HIW-KC Orlando, LLC (3),(13)	Leasing Costs	$292	Until Paid
Capitalized Lease Obligations (15)	Debt	$410	Various
Brickstone (2),(16)	Debt	$—	5/2017

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

(4)

The maximum potential amount of future payments disclosed for these guarantees assumes the Operating Partnership pays the maximum possible liability under the guaranty with no offsets or reductions. With respect to the rent guarantee, if the space is leased, it assumes the existing tenant defaults at June 30, 2007 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.

(5)

As more fully described in Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2006 Annual Report on Form 10-K, in 2002 the Operating Partnership granted its partner in SF-HIW Harborview Plaza, LP a put option and entered into a master lease arrangement for five years covering vacant space in the building owned by the joint venture. The Operating Partnership also agreed to pay certain tenant improvement costs. The maximum potential amount of future payments the Operating Partnership could be required to make related to the rent guarantees and tenant improvements was less than $0.1 million as of June 30, 2007.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.	COMMITMENTS AND CONTINGENCIES - Continued
(6)

The Operating Partnership has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments that the Operating Partnership could be required to make under the guarantees is $8.6 million at June 30, 2007. This amount relates to housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at June 30, 2007 averaged 3.84%, and mature in 2015. If the joint ventures are unable to repay the outstanding balance under these housing revenue bonds, the Operating Partnership will be required to repay its maximum exposure under these loans. Recourse provisions exist that enable the Operating Partnership to recover some or all of such payments from the joint ventures’ assets. The joint venture currently generates sufficient cash flow to cover the debt service required by the loan.

(7)

In connection with the RRHWoods, LLC joint venture, the Operating Partnership guaranteed $3.1 million relating to a letter of credit and corresponding master lease, which expires in August 2010. The guarantee requires the Operating Partnership to pay under a contingent master lease if the cash flows from the building securing the letter of credit do not cover at least 50% of the minimum debt service. The letter of credit along with the building secure the industrial revenue bonds used to finance the property. These bonds mature in 2015. Recourse provisions exist such that the Operating Partnership could recover some or all of the payments made under the letter of credit guarantee from the joint venture’s assets. At June 30, 2007, the Operating Partnership recorded a $0.4 million deferred charge included in other assets and liabilities on its Consolidated Balance Sheet with respect to this guarantee. The Operating Partnership’s maximum potential exposure under this guarantee was $3.1 million at June 30, 2007.

(8)

The Plaza Colonnade, LLC joint venture has a $50 million non-recourse mortgage that bears a fixed interest rate of 5.7%, requires monthly principal and interest payments and matures on January 31, 2017. The Operating Partnership and its joint venture partner have signed a contingent master lease limited to 30,772 square feet, which expires in December 2009. The Operating Partnership’s maximum exposure under this master lease was $1.2 million at June 30, 2007. However, the current occupancy level of the building is sufficient to cover all debt service requirements.

(9)

As more fully described in Note 3 to the Consolidated Financial Statements in the Operating Partnership’s 2006 Annual Report on Form 10-K, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Operating Partnership agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (through November 2007). The Operating Partnership’s maximum exposure to loss under these agreements as of June 30, 2007 was $1.9 million. These three buildings were leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010. This transaction had been accounted for as a financing transaction and was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under these guarantees became less than the related deferred gain; gain is now being recognized as the maximum exposure under the guarantees is reduced.

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

(11)

In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by the Operating Partnership. In conjunction with an overall restructuring of the tenant’s leases with the Operating Partnership and with this joint venture, the Operating Partnership agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs at that time. In turn, the Operating Partnership agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. As of June 30, 2007, the Operating Partnership has approximately $0.4 million in other liabilities and $0.4 million as a deferred charge in other assets recorded on its Consolidated Balance Sheet to account for the lease guarantee. However, should new tenants occupy the vacated space prior to the end of the guarantee period, in June 2008, the Operating Partnership’s liability under the guarantee would diminish. The Operating Partnership’s maximum potential amount of future payments with regard to this guarantee as of June 30, 2007 was $0.5 million. No recourse provisions exist to enable the Operating Partnership to recover any amounts paid to the joint venture under this lease guarantee arrangement.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.	COMMITMENTS AND CONTINGENCIES - Continued
(12)

RRHWoods, LLC and Dallas County Partners financed the construction of two buildings with a $7.4 million ten-year loan. As an inducement to make the loan at a 6.3% long-term rate, the Operating Partnership and its partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of June 30, 2007, master lease payments of $0.08 million were made. The Operating Partnership currently has recorded $0.05 million in other liabilities and $0.05 million as a deferred charge included in other assets on its Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Operating Partnership could be required to make based on the current leases in place was approximately $2.1 million as of June 30, 2007. The likelihood of the Operating Partnership paying on its $0.8 million guarantee is remote since the joint venture currently satisfies the minimum debt coverage ratio and should the Operating Partnership have to pay its portion of the guarantee, it would be entitled to recover the $0.8 million from other joint venture assets.

(13)

As more fully described in Note 2 to the Consolidated Financial Statements in the Operating Partnership’s 2006 Annual Report on Form 10-K, in connection with the formation of HIW-KC Orlando, LLC, the Operating Partnership agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. The Operating Partnership’s maximum potential amount of future payments with regard to the guarantee is $0.4 million as of June 30, 2007. Additionally, the Operating Partnership agreed to guarantee the initial leasing costs, originally estimated at $4.1 million, for approximately 11% of the total square feet of the property owned by the joint venture. The Operating Partnership has paid approximately $0.06 million in 2007 under this guarantee, and approximately $0.3 million is estimated to remain under the guarantee at June 30, 2007.

(14)

In connection with the RRHWoods, LLC joint venture, the Operating Partnership and its partner each guaranteed $3.0 million to a bank. This guarantee expires in November 2009 and can be renewed, at the joint venture’s option, through November 2011. The bank provides a letter of credit securing industrial revenue bonds, which mature in November 2015. The joint venture’s industrial building secures the bonds. The Operating Partnership would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Operating Partnership has recourse provisions to recover from the joint venture’s assets. The property collateralizing the bonds generates sufficient cash flow to cover the debt service required by the bond financing. In addition to the direct guarantee, the Operating Partnership is committed to a master lease for 50% of the debt service should the cash flow from the property not be able to pay the debt service of the bonds. As a result of this master lease, the Operating Partnership has recorded $0.03 million in other liabilities and as a deferred charge in other assets on its Consolidated Balance Sheet at June 30, 2007.

(15)

Represents capitalized lease obligations of $0.4 million related to office equipment, which is included in accounts payable, accrued expenses and other liabilities on the Operating Partnership’s Consolidated Balance Sheet at June 30, 2007.

(16)

In 2006, RRHWoods, LLC completed construction of an office building with a loan by the Operating Partnership’s joint venture partner. In February 2007, the joint venture borrowed $4.1 million. The loan is non-recourse; however, since the building was only 35.0% leased at the time the loan closed, the lender required a $1.5 million letter of credit as additional collateral. At June 30, 2007, the building was 42.0% leased. The Operating Partnership’s joint venture partner agreed to provide the letter of credit and the Operating Partnership has in turn agreed to reimburse its partner for 50.0%. The Operating Partnership would be required to pay on its guarantee should the joint venture be unable to repay the outstanding loan balance. However, the joint venture currently generates sufficient cash flow to cover the debt service required by the loan. As a result, no liability was recorded for the letter of credit guarantee as of June 30, 2007.

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

In 2006 and March 2007, the Operating Partnership received assessments for state excise taxes and related interest amounting to approximately $5.5 million, related to periods 2002 through 2005. In the fourth quarter of 2006, approximately $0.5 million was accrued and charged to operating expenses in anticipation of a probable settlement of these claims. The Operating Partnership does not anticipate being required to pay any additional amounts in settlement of these claims. Legal fees related to this matter were nominal and were charged to operating expenses as incurred in 2006 and 2007.

12.	INCOME TAXES

The Operating Partnership’s Consolidated Financial Statements include operations of the taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to corporate, state and local income taxes on its taxable income. As a REIT, the Company may also be subject to certain federal excise taxes if it engages in certain types of transactions.

Other than the liability for an uncertain tax position and related accrued interest under FIN 48 recorded by the Company as discussed below, no provision has been made for federal and state income taxes for the Company or for the Operating Partnership during the three month periods ended June 30, 2007 and 2006 because the Company qualifies as a REIT under the Code and because the taxable REIT subsidiary has operated at a cumulative taxable loss through June 30, 2007 of approximately $10.2 million and has paid no income taxes since its formation. In addition to the $4.7 million deferred tax asset for these cumulative tax loss carryforwards, the taxable REIT subsidiary also had net deferred tax liabilities of approximately $1.8 million comprised primarily of tax versus book basis differences in certain investments and depreciable assets held by the taxable REIT subsidiary. Because the future tax benefit of all of the cumulative losses is not assured, the approximate $2.9 million net deferred tax asset position of the taxable REIT subsidiary has been fully reserved as management does not believe that it is more likely than not that the net deferred tax asset will be recognized. Accordingly, no tax benefit has been recognized in the accompanying Consolidated Financial Statements. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods to the extent the taxable REIT subsidiary generates sufficient taxable income.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.	INCOME TAXES - Continued

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in the Operating Partnership’s financial statements for uncertain tax positions taken or expected to be taken in an income tax return. The Operating Partnership adopted FIN 48 effective January 1, 2007.

In connection with the adoption of FIN 48, on January 1, 2007, the Operating Partnership recorded no liabilities for uncertain tax positions including for the taxable REIT subsidiary. However, the Company recorded a $1.4 million liability in the quarter ended March 31, 2007 for an uncertain tax position. The Company believes it is reasonably possible that, during the third quarter of 2007, the liability for the uncertain tax position will be reversed, and income recognized by the Company, upon the expiration of the applicable statute of limitations. If this liability for the uncertain tax position and any related interest or penalties are ever paid by the Company, the Operating Partnership would reimburse the Company for these costs, as provided under the partnership agreement. Because the cash settlement of such reimbursable liability is not considered probable at this time, under the requirements pursuant to SFAS No. 5, “Accounting for Contingencies,” no corresponding liability to the Company has been recorded in the Operating Partnership’s consolidated financial statements for the six months ended June 30, 2007.

The Company is subject to federal, state and local income tax examinations by tax authorities for 2003 through 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.	SEGMENT INFORMATION

The principal business of the Operating Partnership is the acquisition, development and operation of rental real estate properties. The Operating Partnership operates in four segments: office, industrial, retail and residential properties. Each segment has different customers and economic characteristics as to rental rates and terms, cost per square foot of buildings, the purposes for which customers use the space, the degree of maintenance and customer support required and customer dependency on different economic drivers, among others. There are no material inter-segment transactions.

The accounting policies of the segments are the same as those described in Note 1 included herein. Further, all operations are within the United States and, at June 30, 2007, no tenant of the Wholly Owned Properties comprised more than 6.6% of the Operating Partnership’s consolidated revenues.

The following table summarizes the rental income, net operating income and assets for each reportable segment for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental and other revenues: (1)
Office segment	$89,925	$84,724	$178,837	$167,404
Industrial segment	7,786	7,672	15,711	15,172
Retail segment	10,439	10,140	21,990	20,684
Residential segment	288	278	581	553
Total rental and other revenues	$108,438	$102,814	$217,119	$203,813
Net operating income: (1)
Office segment	$56,552	$53,255	$112,506	$105,677
Industrial segment	5,805	5,887	11,874	11,565
Retail segment	6,835	6,725	14,463	13,661
Residential segment	135	169	283	334
Total net operating income	69,327	66,036	139,126	131,237
Reconciliation to income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(30,543)	(28,614)	(60,291)	(56,239)
General and administrative expense	(10,978)	(9,176)	(21,929)	(17,933)
Interest expense	(24,678)	(26,216)	(48,867)	(51,712)
Interest and other income	2,252	1,205	3,626	3,030
Loss on debt extinguishments	-	(467)	-	(467)
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	$5,380	$2,768	$11,665	$7,916

	June 30, 2007	December 31, 2006
Total Assets: (2)
Office segment	$2,246,762	$2,218,705
Industrial segment	243,989	228,121
Retail segment	244,338	247,887
Rental residential segment	20,284	20,559
Corporate and other	131,452	122,377
Total Assets	$2,886,825	$2,837,649

______________

(1)	Net of discontinued operations.
(2)	Real estate and other assets held for sale are included in this table according to the segment type.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

14.	OTHER EVENTS

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

Preferred Unit Transactions

On May 29, 2007, the Operating Partnership redeemed 1.6 million of its outstanding Series B Preferred Units, aggregating $40.0 million plus accrued and unpaid distributions. In connection with this redemption, the $1.4 million excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common unitholders in the second quarter of 2007.

On August 6, 2007, in a privately negotiated transaction, the Company repurchased and retired 22,008 of its outstanding Series A Preferred shares for an aggregate purchase price of $22.3 million. Simultaneously with this transaction, the Operating Partnership retired a like number of Series A Preferred Units in exchange for the same price. In connection with this repurchase, the approximate $0.8 million excess of the purchase cost over the net carrying amount of the repurchased units will be recorded as a reduction to net income available for common unitholders in the third quarter of 2007.

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

OVERVIEW

The Operating Partnership is managed by its sole general partner, the Company, a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership. The partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of, all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership. On June 30, 2007, the Company contributed 21.4 acres of undeveloped land, 13 rental residential units and the Company’s interest in the Kessinger/Hunter, LLC joint venture to the Operating Partnership. At June 30, 2007, the Company and/or the Operating Partnership owned or had an interest in 386 in-service office, industrial and retail properties, encompassing approximately 34.1 million square feet, which includes eight in-service office and industrial development properties that had not yet reached 95% stabilized occupancy aggregating approximately 1.3 million square feet, and 527 rental residential units. The Company is based in Raleigh, North Carolina, and its properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about the Company can be found on its website at www.highwoods.com. Information on the Company’s website is not part of this Quarterly Report.

Results of Operations

Approximately 82% of our rental and other revenue from continuing operations is derived from our office properties. As a result, while we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing our office properties. Furthermore, since approximately 80% of our annualized revenues from office properties come from properties located in Florida, Georgia, North Carolina and Tennessee, economic growth in those states is and will continue to be an important determinative factor in predicting our future operating results.

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

Because the Company is a REIT, our partnership agreement requires us to distribute at least enough cash for the Company to be able to distribute at least 90.0% of its REIT taxable income, excluding capital gains, to its unitholders. We generally use rents received from customers and proceeds from sales of non-core development land to fund our operating expenses, recurring capital expenditures and unitholder distributions. To fund property acquisitions, development activity or building renovations, we may sell other assets and may incur debt from time to time. Our debt generally consists of mortgage debt, unsecured debt securities and borrowings under our revolving credit facility.

As of December 31, 2006 and August 1, 2007, we had approximately $113 million and $359 million, respectively, of additional combined borrowing availability under our unsecured revolving credit facility and under our secured revolving construction credit facility.

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

To generate additional capital to fund our growth and other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property, we may sell some of our properties or contribute them to joint ventures. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own and/or vacant land to a newly formed entity in which we retain an interest of 50.0% or less. In exchange for our equal or minority interest in the joint venture, we generally receive cash from the partner and retain some or all of the management income relating to the properties in the joint venture. The joint venture itself will frequently borrow money on its own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint venture or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary exceptions to non-recourse liability in non-recourse loans. See Note 11 to the Consolidated Financial Statements for additional information on certain debt guarantees. We have historically also sold additional Common Units or Preferred Units to fund additional growth or to reduce our debt, but we have limited those efforts since 1998 because funds generated from our capital recycling program in recent years have provided sufficient funds to satisfy our liquidity needs. In addition, we have recently used funds from our capital recycling program to redeem Common Units and Preferred Units for cash. In the future, we may from time to time retire some or all of our remaining outstanding Preferred Units through redemptions, open market repurchases or privately negotiated acquisitions by the Company of its corresponding Preferred Stock.

RESULTS OF OPERATIONS

In accordance with SFAS No. 144 and as described in Note 9 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2006 and the first six months of 2007 or were held for sale at June 30, 2007. There were no properties sold during 2006 and the first six months of 2007 that did not meet the conditions as stipulated by SFAS No. 144.

Three Months Ended June 30, 2007 and 2006

The following table sets forth information regarding our unaudited results of operations for the three months ended June 30, 2007 and 2006 ($ in millions):

	Three Months Ended June 30,		2007 to 2006
	2007	2006	$ Change	% of Change
Rental and other revenues	$108.4	$102.8	$5.6	5.4%
Operating expenses:
Rental property and other expenses	39.1	36.8	2.3	6.3
Depreciation and amortization	30.5	28.6	1.9	6.6
General and administrative	11.0	9.2	1.8	19.6
Total operating expenses	80.6	74.6	6.0	8.0
Interest expenses:
Contractual	23.1	24.2	(1.1)	(4.5)
Amortization of deferred financing costs	0.6	0.6	-	-
Financing obligations	1.0	1.4	(0.4)	(28.6)
	24.7	26.2	(1.5)	(5.7)
Other income:
Interest and other income	2.3	1.3	1.0	76.9
Loss on debt extinguishments	-	(0.5)	0.5	100.0
	2.3	0.8	1.5	187.5
Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	5.4	2.8	2.6	92.9

Gains on disposition of property, net	2.3	1.0	1.3	130.0
Minority interest	(0.2)	(0.2)	-	-
Equity in earnings of unconsolidated affiliates	1.9	1.9	-	-
Income from continuing operations	9.4	5.5	3.9	70.9
Discontinued operations:
Income from discontinued operations	-	0.7	(0.7)	(100.0)
Gains on sales of discontinued operations	0.1	0.3	(0.2)	(66.7)
	0.1	1.0	(0.9)	(90.0)
Net income	9.5	6.5	3.0	46.2
Distributions on Preferred Units	(3.8)	(4.1)	0.3	7.3
Excess of Preferred Unit redemption cost over carrying value	(1.4)	-	(1.4)	(100.0)
Net income available for common unitholders	$4.3	$2.4	$1.9	79.2%

Rental and Other Revenues

Rental and other revenues increased $5.6 million in the second quarter of 2007 compared to 2006 primarily from higher average occupancy in 2007 as compared to 2006, the contribution from developed properties placed in service in 2006 and the first six months of 2007 and higher escalation income in 2007 as a result of the increase in operating expenses for the same period.

Rental Property and Other Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $2.3 million in the second quarter of 2007 compared to the second quarter of 2006, primarily as a result of general inflationary increases in certain operating expenses, such as utility costs, insurance costs and real estate taxes. In addition, rental property and operating expenses of developed properties placed in service in 2006 and the six months ended June 30, 2007 contributed to the increase in the second quarter of 2007.

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

The $1.9 million increase in depreciation and amortization is primarily a result of the contribution from development properties placed in service in 2006 and the six months ended June 30, 2007, and an increase in building improvements, tenant improvements and deferred leasing costs related to those buildings placed in service.

The $1.8 million increase in general and administrative expenses was primarily related to higher salary and fringe benefit costs, including stock-based compensation and employer taxes related to stock options exercised in the second quarter, higher audit fees and higher costs written off in 2007 related to the termination of certain pre-development projects.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in weighted average interest rates on outstanding debt from 7.0% in the three months ended June 30, 2006 to 6.7% in the three months ended June 30, 2007 and an increase of $1.4 million in capitalized interest from the three months ended June 30, 2006 to the three months ended June 30, 2007 due to our increased development activity. Partly offsetting these decreases was an increase in average borrowings from $1.45 billion in the three months ended June 30, 2006 to $1.52 billion in the three months ended June 30, 2007.

Gains on Disposition of Property

Net gains on dispositions of properties not classified as discontinued operations were $2.3 million in the three months ended June 30, 2007 compared to $1.0 million for the three months ended June 30, 2006. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period. See Note 4 to the Consolidated Financial Statements for further discussion.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $0.1 million and $1.0 million, net of minority interest, as discontinued operations for the three months ended June 30, 2007 and 2006, respectively. These amounts relate to 3.3 million square feet of office and industrial properties and 156 rental residential units sold during 2006 and the six months ended June 30, 2007. These amounts include net gains on the sale of these properties of $0.1 million and $0.3 million, net of minority interest, in the three months ended June 30, 2007 and 2006, respectively.

Preferred Distributions and Excess of Preferred Unit Redemption Costs in Excess of Carrying Value

Preferred dividends and excess of preferred unit redemption costs decreased $0.3 million due to a redemption of $40 million of Preferred Units in May 2007. In addition, net income available for common unitholders was reduced by $1.4 million representing the excess of the Preferred Unit redemption cost over the net carrying value.

Six Months Ended June 30, 2007 and 2006

The following table sets forth information regarding our unaudited results of operations for the six months ended June 30, 2007 and 2006 ($ in millions):

	Six Months Ended June 30,		2007 to 2006
	2007	2006	$ Change	% of Change
Rental and other revenues	$217.1	$203.8	$13.3	6.5%
Operating expenses:
Rental property and other expenses	78.0	72.6	5.4	7.4
Depreciation and amortization	60.3	56.2	4.1	7.3
General and administrative	21.9	17.9	4.0	22.3
Total operating expenses	160.2	146.7	13.5	9.2
Interest expenses:
Contractual	45.7	48.0	(2.3)	(4.8)
Amortization of deferred financing costs	1.1	1.3	(0.2)	(15.4)
Financing obligations	2.0	2.4	(0.4)	(16.7)
	48.8	51.7	(2.9)	(5.6)
Other income:
Interest and other income	3.6	3.0	0.6	20.0
Loss on debt extinguishments	-	(0.5)	0.5	100.0
	3.6	2.5	1.1	44.0
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	11.7	7.9	3.8	48.1

Gains on disposition of property, net	19.1	5.3	13.8	260.4
Gain from property insurance settlement	4.1	-	4.1	100.0
Minority interest	(0.3)	(0.3)	-	-
Equity in earnings of unconsolidated affiliates	11.5	3.8	7.7	202.6
Income from continuing operations	46.1	16.7	29.4	176.0
Discontinued operations:
Income from discontinued operations	0.2	2.3	(2.1)	(91.3)
Gains on sales of discontinued operations	19.8	1.8	18.0	1,000.0
	20.0	4.1	15.9	387.8
Net income	66.1	20.8	45.3	217.8
Distributions on Preferred Units	(8.0)	(8.8)	0.8	9.1
Excess of Preferred Unit redemption cost over carrying value	(1.4)	(1.8)	0.4	22.2
Net income available for common unitholders	$56.7	$10.2	$46.5	455.9%

Rental and Other Revenues

Rental and other revenues increased $13.3 million in the six months ended June 30, 2007 compared to the comparable period in 2006 primarily from higher average occupancy in 2007 as compared to 2006, the contribution from developed properties placed in service in 2006 and the first six months of 2007 and higher escalation income in 2007 as a result of the increase in operating expenses for the same period.

Rental Property and Other Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $5.4 million in the first six months of 2007 compared to the first six months of 2006, primarily as a result of general inflationary increases in certain operating expenses, such as utility costs, insurance costs and real estate taxes. In addition, rental property and operating expenses of developed properties placed in service in 2006 and the six months ended June 30, 2007 contributed to the increase in the first six months of 2007.

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

The $4.1 million increase in depreciation and amortization is primarily a result of the contribution from development properties placed in service in 2006 and the six months ended June 30, 2007, and an increase in building improvements, tenant improvements and deferred leasing costs related to those buildings placed in service.

The $4.0 million increase in general and administrative expenses was primarily related to higher salary and fringe benefit costs, including stock-based compensation and employer taxes related to stock options exercised in the first quarter, higher audit fees and higher costs written off in 2007 related to the termination of certain pre-development projects.

Interest Expense

The decrease in contractual interest was primarily due to a slight decrease in weighted average interest rates on outstanding debt from 6.9% in the six months ended June 30, 2006 to 6.8% in the six months ended June 30, 2007 and an increase of $3.0 million in capitalized interest from the six months ended June 30, 2006 to the six months ended June 30, 2007 due to our increased development activity. Partly offsetting these decreases was an increase in average borrowings from $1.44 billion in the six months ended June 30, 2006 to $1.48 billion in the six months ended June 30, 2007.

Gains on Disposition of Property; Gain from Property Insurance Settlement; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $19.1 million in the six months ended June 30, 2007 compared to $5.3 million for the six months ended June 30, 2006. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period. See Note 4 to the Consolidated Financial Statements for further discussion.

In the first six months of 2007, we recorded a $4.1 million gain from finalization of a prior year insurance claim.

Equity in earnings of unconsolidated affiliates increased $7.7 million from 2006. The increase was primarily a result of the sale of five properties by our DLF I joint venture, pursuant to which the joint venture recognized a gain of approximately $9.3 million, resulting in an increase of approximately $2.1 million in equity in earnings of unconsolidated affiliates in 2007. Additionally, in 2007, DLF I received a lease termination, of which the net effect was $2.7 million, which resulted in an increase of approximately $0.6 million in equity in earnings of unconsolidated affiliates. In addition, in 2007, the Weston Lakeside joint venture sold 332 rental residential units, recognizing a gain of approximately $11.3 million, which resulted in a increase of approximately $5.0 million in equity in earnings of unconsolidated affiliates. (See Note 2 to the Consolidated Financial Statements for further discussion related to these transactions).

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $20.0 million and $4.1 million, net of minority interest, as discontinued operations for the six months ended June 30, 2007 and 2006, respectively. These amounts relate to 3.3 million square feet of office and industrial properties and 156 rental residential units sold during 2006 and the six months ended June 30, 2007. These amounts include net gains on the sale of these properties of $19.8 million and $1.8 million, net of minority interest, in the six months ended June 30, 2007 and 2006, respectively.

Preferred Distributions and Excess of Preferred Unit Redemption Costs in Excess of Carrying Value

Preferred dividends decreased $0.8 million due to redemptions of Preferred Units of $50 million in the first quarter of 2006 and $40 million in the second quarter of 2007. In addition, net income available for common unitholders was reduced by $1.4 million and $1.8 million in the six months ended June 30, 2007 and 2006, respectively, related to the excess of redemption cost over the net carrying value.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first six months of 2007 as compared to the first six months of 2006 (in thousands):

	Six Months Ended June 30,
	2007	2006	Change
Cash Provided By Operating Activities	$76,796	$72,994	$3,802
Cash (Used In)/Provided By Investing Activities	(48,357)	95,214	(143,571)
Cash Used In Financing Activities	(27,425)	(164,387)	136,962
Total Cash Flows	$1,014	$3,821	$(2,807)

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

The increase of $3.8 million in cash provided by operating activities in the six months ended June 30, 2007 compared to the same period in 2006 was primarily the result of higher cash flows from net income as adjusted for changes in gains on disposition of properties, a gain from a property insurance settlement, minority interest, and equity in earnings of unconsolidated affiliates..

The decrease of $143.6 million in cash provided by investing activities in the six months ended June 30, 2007 compared to the same period in 2006 was primarily a result of a $85.7 million decrease in proceeds from dispositions of real estate assets and a $57.9 million increase in additions to real estate assets and deferred leasing costs. In addition, other investing activities resulted in a decrease of $13.5 million due to the cash received from escrow during 2006, which related to a collateral substitution on an existing secured loan. Partly offsetting these decreases was an $11.9 million increase in distributions of capital from unconsolidated affiliates (see Note 2 to the Consolidated Financial Statements) during the first six months of 2007 compared to the first six months of 2006.

The decrease of $137.0 million in cash used in financing activities in the six months ended June 30, 2007 compared to the same period in 2006 was primarily a result of a $138.8 million increase in net borrowings on the revolving credit facility and mortgages and notes payable, a $6.1 million increase in net proceeds on the sale of Common Units, an increase of $5.1 million due to contributions from our minority interest partners (see Note 1 to the Consolidated Financial Statements) and a decrease of $10.0 million of cash used in connection with the redemption of Preferred Units from 2006 to 2007. These decreases were partly offset by an increase of $20.2 million in cash used in connection with the repurchase of Common Units from 2006 to 2007.

In 2007, we continued our capital recycling program of selectively disposing of non-core properties in order to use the net proceeds for investments or other purposes. At June 30, 2007, we had 11 acres of land classified as held for sale pursuant to SFAS No. 144 with a carrying value of $3.2 million.

Capitalization

Our total indebtedness at June 30, 2007 was approximately $1.5 billion and was comprised of $661 million of secured indebtedness with a weighted average interest rate of 6.63% and $897 million of unsecured indebtedness with a weighted average interest rate of 6.53%. As of June 30, 2007, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.0 billion. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “- Current and Future Cash Needs.”

Contractual Obligations

See our 2006 Annual Report on Form 10-K for a table setting forth a summary of our known contractual obligations at December 31, 2006. See also “- Debt Financing Activity” for information regarding financing transactions during the first six months of 2007.

Preferred Unit Transactions

On May 29, 2007, we redeemed 1.6 million of our outstanding Series B Preferred Shares, aggregating $40.0 million plus accrued and unpaid dividends. In connection with this redemption, the $1.4 million excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common shareholders in the second quarter of 2007.

On August 6, 2007, in a privately negotiated transaction, the Company repurchased and retired 22,008 of its outstanding Series A Preferred shares for an aggregate purchase price of $22.3 million. Simultaneously with this transaction, the Operating Partnership retired a like number of Series A Preferred Units in exchange for the same price. In connection with this repurchase, the approximate $0.8 million excess of the purchase cost over the net carrying amount of the repurchased units will be recorded as a reduction to net income available for common unitholders in the third quarter of 2007.

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

The following table sets forth more detailed information about the Operating Partnership’s ratio and covenant compliance under the Operating Partnership’s indenture as of June 30, 2007. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our indenture, including definitions of certain relevant terms, see the indenture governing our unsecured notes which is incorporated by reference in this Quarterly Report as Exhibit 4.1.

June 30, 2007
Overall Debt Less Than or Equal to 60% of Adjusted Total Assets	46.5%
Secured Debt Less Than or Equal to 40% of Adjusted Total Assets	19.7%
Income Available for debt service Greater Than 1.50 times Annual Service Charge	3.1
Total Unencumbered Assets Greater Than 200% (150% for the bonds issued in March 2007) of Unsecured Debt	264.0%

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

On March 22, 2007, the Operating Partnership sold $400 million aggregate principal amount of 5.85% Notes due March 15, 2017, net of original issue discount of $1.2 million. The notes were issued under the indenture, dated as of December 1, 1996, among us, the Company and U.S. Bank National Association (as successor in interest to Wachovia Bank, N.A.), the trustee, and pursuant to resolutions of the Company’s Board of Directors and an officers’ certificate dated as of March 22, 2007 establishing the terms of the notes. We used the net proceeds from the sale of the notes to repay borrowings outstanding under an unsecured non-revolving credit facility that was obtained on January 31, 2007 (which was subsequently terminated) and under the revolving credit facility.

During the six months ended June 30, 2007, we also paid off $80 million, excluding any normal debt amortization, of secured debt with a weighted average interest rate of 7.88%. Approximately $179 million of real estate assets (based on undepreciated cost basis) became unencumbered after paying off the secured debt.

On June 5, 2007, two three-year secured construction loans totaling $24.7 million with interest at 175 basis points over LIBOR were obtained by REES, a consolidated joint venture (see Note 1 to the Consolidated Financial Statements). As of June 30, 2007, $1.0 million was borrowed under these loans and is included in mortgages and notes payable.

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

As of August 1, 2007, other than principal amortization on certain secured loans, we have no outstanding debt that matures prior to the end of 2007. We generally expect to fund our short-term liquidity needs through a combination of available working capital, cash flows from operations and the following:

•	the selective disposition of non-core land and other assets;

•

borrowings under our revolving credit facility (which has up to $308.8 million of availability in the aggregate as of August 1, 2007) and under our existing $50.0 million secured revolving construction loan (which has $50.0 million available at August 1, 2007);

•

the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions;

•	the issuance of secured debt; and

•	the issuance of unsecured debt.

Our long-term liquidity needs generally include the funding of capital expenditures to lease space to our customers, maintain the quality of our existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects were approximately $260 million at August 1, 2007. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

Our long-term liquidity needs also include the funding of development projects, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under our revolving credit facility and long-term unsecured debt. Our goal is to maintain a conservative and flexible balance sheet. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership, (3) borrowings under other secured construction loans that we may enter into, as well as (4) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayments of borrowings under our revolving credit facility. As mentioned above, we do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities or from proceeds from sales of properties. In the future, we may from time to time retire some or all of our remaining outstanding Preferred Units through redemptions, open market repurchases or privately negotiated acquisitions by the Company of its corresponding Preferred Stock.

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

As of June 30, 2007, our unconsolidated joint ventures had $746.7 million of total assets and $578.1 million of total liabilities as reflected in their financial statements. At June 30, 2007, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 40.3%. During the six months ended June 30, 2007, these unconsolidated joint ventures earned $31.0 million of total net income of which our share, after appropriate purchase accounting and other adjustments, was $11.5 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Consolidated Financial Statements.

As of June 30, 2007, our unconsolidated joint ventures had $549.1 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 11 to the Consolidated Financial Statements. The following table sets forth the scheduled maturities of our proportionate share of the outstanding debt of our unconsolidated joint ventures as of June 30, 2007 ($ in thousands):

Remainder of 2007	$8,365
2008	4,590
2009	8,187
2010	10,903
2011	5,937
Thereafter	195,951
$233,933

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

CRITICAL ACCOUNTING ESTIMATES

There were no changes to the critical accounting policies made by management in the six months ended June 30, 2007, except as set forth in Note 1 to the Consolidated Financial Statements under “Impact of Newly Adopted and Issued Accounting Standards” and in Note 12. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2006 Annual Report on Form 10-K.

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

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We had no interest rate hedge contracts in effect at June 30, 2007.

As of June 30, 2007, we had $1,410.0 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at June 30, 2007 was $1,402.2 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of June 30, 2007 would decrease by $70.0 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of June 30, 2007 would increase by $75.8 million.

As of June 30, 2007, we had $149.0 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower during the 12 months ended June 30, 2007, our interest expense would increase or decrease by approximately $0.6 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company, which is the general partner of the Operating Partnership and conducts virtually all of its operations through the Operating Partnership, has reported in its 2006 Annual Report on Form 10-K that its internal control over financial reporting was not effective as of December 31, 2006 due to material weaknesses that existed as of such date in the internal control environment associated with our accounting for real estate assets. Although the Operating Partnership is not required under Section 404 of the Sarbanes-Oxley Act of 2002 to report on the effectiveness of its internal control over financial reporting because it is not an accelerated filer, the Company’s management believes that material weaknesses in the Company’s internal control over financial reporting also represent material weaknesses in the Operating Partnership’s internal control over financial reporting, which could cause a material misstatement of the Operating Partnership’s financial statements.

Changes in the Company’s internal control over financial reporting also constitute changes in the Operating Partnership’s internal control over financial reporting. The changes described below that occurring during the six months ended June 30, 2007 and through the date of this filing are intended to materially improve both the Company’s internal control over financial reporting and the Operating Partnership’s internal control over financial reporting.

As of the date of this filing, the Company has developed and implemented remediation plans to improve the internal control environment associated with the material weaknesses that existed as of December 31, 2006. First, the Company has converted from a supplemental software package used to calculate depreciation to the depreciation module contained within the general ledger package. This conversion has eliminated the need to reconcile the supplemental system to the general ledger and enhanced the effectiveness of the fixed asset account reconciliations. Second, the Company began using its centralized lease approval software to identify and properly account for all tenant improvements undertaken by tenants. Third, the Company has implemented additional analytical procedures to reasonably assure that costs related to in-process building improvements, tenant improvements and new development completion costs are identified and properly accrued in its consolidated financial statements on a timely basis. Fourth, the Company set up an internal steering committee and hired an outside consultant to evaluate its current use of the job-cost module within the general ledger package and design and implement improved procedures in the Company’s use of the software to track the percentage of completion of jobs that are in process. Fifth, the Company plans to use its centralized invoice approval software to process all invoices related to in-process building improvements, tenant improvements and new development completion costs. Sixth, the Company is developing and implementing a Company-wide policy and procedures manual for use by its divisional and accounting staff, intended to reasonably assure consistent and appropriate assessment and application of generally accepted accounting principles. Seventh, the Company has hired a Chief Accounting Officer. Since the Company has not yet evaluated through formal testing all of its remediation activities nor has it been required to undertake a formal evaluation of its internal control over financial reporting since December 31, 2006, no assurances can be given that the material weaknesses that existed at December 31, 2006 have been sufficiently remediated as of the date of this filing. Management is working closely with the audit committee to monitor its ongoing efforts to improve internal control over financial reporting and to monitor the ongoing remediation of the aforementioned material weaknesses.

DISCLOSURE CONTROLS AND PROCEDURES

SEC rules also require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure. As described above, since we have not yet formally evaluated all of our remediation activities relating to the material weaknesses that existed at December 31, 2006, the Company’s CEO and CFO do not believe that our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report.

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

In 2006 and March 2007, we received assessments for state excise taxes and related interest amounting to approximately $5.5 million, related to periods 2002 through 2005. In the fourth quarter of 2006, approximately $0.5 million was accrued and charged to operating expenses in anticipation of a probable settlement of these claims. We do not anticipate being required to pay any additional amounts in settlement of these claims. Legal fees related to this matter were nominal and were charged to operating expenses as incurred in 2006 and 2007.

ITEM 5. OTHER INFORMATION

Daniel L. Clemmens, 38, will join the Company on August 13, 2007 as Vice President and Chief Accounting Officer. Mr. Clemmens will be responsible for managing the Accounting Department and overseeing all aspects of internal and external financial reporting. Currently, Mr. Clemmens is a Senior Manager with Ernst & Young LLP in Atlanta where he has worked for 13 years. Mr. Clemmens has extensive experience in the real estate industry, having led Ernst & Young's outside audit engagement team focusing on a variety of public REITs. Mr. Clemmens consulted with the principal E&Y engagement partner with respect to the Company beginning in late 2004 and served as senior manager of E&Y's engagement team for its 2004 audit of the Company's financial statements. Mr. Clemmens is a graduate of Arizona State University and is a Certified Public Accountant.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

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

Date: August 14, 2007