Form 10-Q
period 2007-09-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2007-11-14
CIK 941713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2007

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

(Unaudited and in thousands, except unit and per unit amounts)

	September 30, 2007	December 31, 2006
Assets:
Real estate assets, at cost:
Land	$353,659	$345,435
Buildings and tenant improvements	2,663,378	2,572,575
Development in process	134,088	101,899
Land held for development	111,384	108,681
	3,262,509	3,128,590
Less-accumulated depreciation	(638,265)	(588,198)
Net real estate assets	2,624,244	2,540,392
Real estate and other assets, net, held for sale	3,200	35,446
Cash and cash equivalents	3,557	15,838
Restricted cash	19,367	2,027
Accounts receivable, net of allowance of $1,007 and $1,253, respectively	27,263	23,347
Notes receivable, net of allowance of $133 and $786, respectively	5,430	7,871
Accrued straight-line rents receivable, net of allowance of $410 and $301, respectively	71,328	68,364
Investment in unconsolidated affiliates	57,419	57,365
Deferred financing and leasing costs, net of accumulated amortization	71,178	66,352
Prepaid expenses and other assets	23,461	20,647
Total Assets	$2,906,447	$2,837,649

Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital:
Mortgages and notes payable	$1,601,474	$1,464,266
Accounts payable, accrued expenses and other liabilities	167,713	156,772
Financing obligations	34,919	35,530
Total Liabilities	1,804,106	1,656,568
Commitments and Contingencies (see Note 11)
Minority interest	6,614	2,878
Redeemable Operating Partnership Units:
Common Units, 4,059,107 and 4,733,200 units issued and outstanding at September 30, 2007 and December 31, 2006, respectively	148,847	192,925
Series A Preferred Units (liquidation preference $1,000 per unit), 82,937 and 104,945 units issued and outstanding at September 30, 2007 and December 31, 2006, respectively	82,937	104,945
Series B Preferred Units (liquidation preference $25 per unit), 2,100,000 and 3,700,000 units issued and outstanding at September 30, 2007 and December 31, 2006, respectively	52,500	92,500
Total Redeemable Operating Partnership Units	284,284	390,370
Partners’ Capital:
Common Units:
General partner Common Units, 608,088 and 605,355 units issued and outstanding at September 30, 2007 and December 31, 2006, respectively	8,126	7,893
Limited partner Common Units, 56,141,564 and 55,196,984 units issued and outstanding at September 30, 2007 and December 31, 2006, respectively	804,401	781,455
Accumulated other comprehensive loss	(1,084)	(1,515)
Total Partners’ Capital	811,443	787,833
Total Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital	$2,906,447	$2,837,649

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rental and other revenues	$110,166	$103,372	$325,346	$305,772
Operating expenses:
Rental property and other expenses	39,951	38,837	117,215	111,031
Depreciation and amortization	32,517	28,163	92,267	83,985
Impairment of assets held for use	789	-	789	-
General and administrative	9,649	8,448	31,578	26,381
Total operating expenses	82,906	75,448	241,849	221,397
Interest expenses:
Contractual	23,728	23,809	69,433	71,855
Amortization of deferred financing costs	616	557	1,791	1,883
Financing obligations	981	850	2,968	3,190
	25,325	25,216	74,192	76,928
Other income/(expense):
Interest and other income	1,471	1,060	5,094	4,080
Loss on debt extinguishments	-	-	-	(467)
	1,471	1,060	5,094	3,613
Income before disposition of property, insurance gain, minority
interest and equity in earnings of unconsolidated affiliates	3,406	3,768	14,399	11,060
Gains on disposition of property, net	1,144	2,977	20,228	8,295
Gain from property insurance settlement	-	-	4,128	-
Minority interest	(170)	(117)	(518)	(446)
Equity in earnings of unconsolidated affiliates	1,200	1,265	12,749	5,101
Income from continuing operations	5,580	7,893	50,986	24,010
Discontinued operations:
Income/(loss) from discontinued operations	220	(1,427)	1,056	1,531
Net gains on sales of discontinued operations	6,617	2,807	26,463	4,603
	6,837	1,380	27,519	6,134
Net income	12,417	9,273	78,505	30,144
Distributions on preferred units	(2,680)	(4,113)	(10,639)	(12,950)
Excess of preferred unit redemption cost over carrying value	(842)	-	(2,285)	(1,803)
Net income available for common unitholders	$8,895	$5,160	$65,581	$15,391
Net income per common unit - basic:
Income from continuing operations	$0.03	$0.07	$0.63	$0.16
Income from discontinued operations	0.12	0.02	0.46	0.10
Net income	$0.15	$0.09	$1.09	$0.26
Weighted average common units outstanding - basic	60,280	59,232	60,201	58,940
Net income per common unit - diluted:
Income from continuing operations	$0.03	$0.06	$0.62	$0.15
Income from discontinued operations	0.12	0.02	0.45	0.10
Net income	$0.15	$0.08	$1.07	$0.25
Weighted average common units outstanding - diluted	60,987	61,048	61,202	60,377
Distributions declared per common unit	$0.425	$0.425	$1.275	$1.275

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Capital

For the Nine Months Ended September 30, 2007

(Unaudited and in thousands, except unit amounts)

	Common Unit
	General Partners’ Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance at December 31, 2006	$7,893	$781,455	$(1,515)	$787,833
Issuance of Common Units	67	6,649	-	6,716
Redemption of Common Units	(274)	(27,128)	-	(27,402)
Distributions paid on Common Units	(772)	(76,424)	-	(77,196)
Distributions paid on Preferred Units	(106)	(10,533)	-	(10,639)
Net Income	785	77,720	-	78,505
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	495	48,886	-	49,381
Other comprehensive income	-	-	431	431
Amortization of restricted stock and stock options	38	3,776	-	3,814
Balance at September 30, 2007	$8,126	$804,401	$(1,084)	$811,443

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$78,505	$30,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,949	87,640
Amortization of lease incentives	719	623
Amortization of restricted stock and stock options	3,814	2,933
Amortization of deferred financing costs	1,791	1,883
Amortization of accumulated other comprehensive loss	431	531
Impairments of assets held for use	789	2,600
Loss on debt extinguishments	-	467
Net gains on disposition of property	(46,691)	(12,898)
Gain from property insurance settlement	(4,128)	-
Minority interest	518	446
Equity in earnings of unconsolidated affiliates	(12,749)	(5,101)
Change in financing obligations	302	896
Distributions of earnings from unconsolidated affiliates	4,980	5,197
Changes in operating assets and liabilities:
Accounts receivable	(3,555)	3,787
Prepaid expenses and other assets	(4,191)	(2,799)
Accrued straight-line rents receivable	(3,367)	(6,191)
Accounts payable, accrued expenses and other liabilities	10,608	(1,128)
Net cash provided by operating activities	120,725	109,030
Investing activities:
Additions to real estate assets and deferred leasing costs	(212,148)	(133,481)
Proceeds from disposition of real estate assets	108,579	186,239
Proceeds from property insurance settlement	4,940	-
Distributions of capital from unconsolidated affiliates	14,905	10,908
Net repayments in notes receivable	2,714	1,107
Contributions to unconsolidated affiliates	(4,716)	(100)
Cash assumed upon consolidation of unconsolidated affiliate	-	645
Changes in restricted cash and other investing activities	(13,345)	12,478
Net cash (used in)/provided by investing activities	(99,071)	77,796
Financing activities:
Distributions paid on Common Units	(77,196)	(75,395)
Redemption/repurchase of Preferred Units	(62,256)	(50,000)
Distributions paid on Preferred Units	(10,639)	(12,950)
Distributions to minority partner in consolidated affiliate	(1,893)	(420)
Net proceeds from the sale of Common Units	6,716	28,203
Repurchase of Common Units	(27,402)	(15,369)
Borrowings on revolving credit facility	312,800	498,500
Repayments of revolving credit facility	(491,000)	(392,500)
Borrowings on mortgages and notes payable	418,846	-
Repayments of mortgages and notes payable	(103,504)	(157,247)
Payments on financing obligations	(913)	-
Contributions from minority interest partner	5,111	-
Additions to deferred financing costs and other financing activities	(2,605)	(3,150)
Net cash used in financing activities	(33,935)	(180,328)
Net (decrease)/increase in cash and cash equivalents	$(12,281)	$6,498
Cash and cash equivalents at beginning of the period	15,838	970
Cash and cash equivalents at end of the period	$3,557	$7,468

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2007	2006
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $1,676 and $1,283 for 2007 and 2006, respectively)	$69,014	$69,810

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net asset acquisitions and dispositions subject to mortgage notes payable and other non-cash transactions:

	Nine Months Ended September 30,
	2007	2006
Assets:
Net real estate assets	$2,409	$44,512
Restricted cash	-	(1,865)
Accounts receivable	-	102
Accrued straight-line rents receivable	-	962
Investments in unconsolidated affiliates	2,342	(1,938)
Deferred financing and leasing costs, net	-	287
Prepaid expenses and other assets	29	-
	$4,780	$42,060

Liabilities:
Mortgages and notes payable	$-	$40,736
Accounts payable, accrued expenses and other liabilities	23	(1,652)
Financing obligation	-	1,048
	$23	$40,132

Minority Interest and Partners’ Capital	$4,757	$1,928

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Highwoods Realty Limited Partnership (the "Operating Partnership") is managed by its sole general partner, Highwoods Properties, Inc., together with its consolidated subsidiaries (the "Company"), a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") that operates in the southeastern and midwestern United States. The Company conducts virtually all of its activities through the Operating Partnership. The partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of, all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership. At September 30, 2007, the Company and/or the Operating Partnership wholly owned: 312 in-service office, industrial and retail properties; 109 rental residential units; 648 acres of undeveloped land suitable for future development, of which 523 acres are considered core holdings; and an additional 20 properties under development.

At September 30, 2007, the Company owned all of the preferred partnership interests (“Preferred Units”) and 93.3% of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the nine months ended September 30, 2007, the Company redeemed 618,257 Common Units for $27.4 million in cash and redeemed 55,836 Common Units for a like number of shares of Common Stock, which increased the percentage of Common Units owned by the Company from 92.2% at December 31, 2006 to 93.3% at September 30, 2007. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s Preferred Stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Basis of Presentation

Our Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Certain amounts in the December 31, 2006 Consolidated Balance Sheet have been reclassified to conform to the current presentation. As more fully described in Note 9, as required by Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Consolidated Balance Sheet at December 31, 2006 was revised from previously reported amounts to reflect in real estate and other assets held for sale those properties held for sale at September 30, 2007. The Consolidated Statements of Income for the three and nine months ended September 30, 2006 were also revised from previously reported amounts to reflect in discontinued operations the operations of any property sold in the first nine months of 2007.

The Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the minority interest holders. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” we consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership or in our capacity as general partner or managing member. In addition, we consolidate those entities, if any, where we are deemed to be the primary beneficiary in a variable interest entity (as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46(R)”)). All significant intercompany transactions and accounts have been eliminated.

The accompanying unaudited financial information, in the opinion of management, contains all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with our 2006 Annual Report on Form 10-K.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Restricted Cash

Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf. They include security deposits from sales contracts on residential condominiums, construction-related escrows, property disposition proceeds set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments, escrows and reserves for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements, and deposits given to lenders to un-encumber secured properties. See Note 14 for further information regarding adjustments impacting cash and restricted cash and investing cash flows as of and for the three and six month periods ended March 31 and June 30, 2007, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is generally permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. To maintain qualification as a REIT, the Company is required to distribute to its stockholders at least 90.0% of its annual REIT taxable income, excluding capital gains. The partnership agreement requires the Operating Partnership to pay economically equivalent distributions on outstanding Common Units at the same time that the Company pays dividends on its outstanding Common Stock. Aggregate dividends paid on Preferred Stock exceeded REIT taxable income (excluding capital gains) in 2006, which resulted in no required dividend on Common Stock in 2006 for REIT qualification purposes. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. We conduct certain business activities through a taxable REIT subsidiary of the Company, as permitted under the Code. The taxable REIT subsidiary is subject to federal and state income taxes on its net taxable income. We record provisions for income taxes, to the extent required under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), based on its income recognized for financial statement purposes, including the effects of temporary differences between such income and the amount recognized for tax purposes. Additionally, beginning January 1, 2007, we began to recognize and measure the effects of uncertain tax positions under FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109.” See Impact of Newly Adopted and Issued Accounting Standards below and Note 12 for discussion of the effect of FIN 48 on our accounting for income taxes.

Minority Interest

Minority interest in the accompanying Consolidated Financial Statements relates to the 50.0% interest in a consolidated affiliate, Highwoods-Markel Associates, LLC (“Markel”), the equity interest owned by a third party in a consolidated venture formed during 2006 with Real Estate Exchange Services (“REES”), and the 7% equity interest owned by a third party in Plaza Residential, LLC, a consolidated joint venture formed in February 2007 related to a residential condominium project, as described below.

The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the minority interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of our assets warrant a distribution as determined by the agreement. In accordance with the disclosure provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), we estimate the value of minority interest distributions would have been approximately $16.3 million had the entity been liquidated as of September 30, 2007. This estimated settlement value is based on estimated third party consideration realizable by the entity upon a hypothetical disposition of the properties and is net of all other assets and liabilities. The actual amount of any distributions to the minority interest holder in this entity is difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the minority interest holder.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In the first quarter of 2007, our taxable REIT subsidiary formed Plaza Residential, LLC with Dominion Partners, LLC (“Dominion”). Plaza Residential was formed to develop and sell 139 residential condominiums to be constructed above an office tower being developed by us in Raleigh, NC. Dominion has a 7% equity interest in the joint venture, will perform development services for the joint venture for a market development fee and guarantees 40.0% of the construction financing. Dominion will also receive 35.0% of the net profits from the joint venture once the partners have received distributions equal to their equity plus a 12.0% return on their equity. We are consolidating this majority owned joint venture and intercompany transactions have been eliminated in the Consolidated Financial Statements. At September 30, 2007, binding sale contracts had been executed for all of the residential condominiums. $3.5 million of deposits related to these contracts (non-refundable unless we default in our obligation to deliver the units) had been received and are reflected in restricted cash with a corresponding amount in other liabilities. We will account for the sale of the residential condominiums in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”) and will record the sales when the related closings take place, which are expected to occur in late 2008 and early 2009.

Impact of Newly Adopted and Issued Accounting Standards

In June 2006, the FASB issued FIN 48, which we adopted as of January 1, 2007. See Note 12 for further discussion.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. SFAS No. 157 becomes effective for us on January 1, 2008. We are currently evaluating the impact SFAS No. 157 will have on our financial condition and results of operations.

In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 provided additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method. EITF No. 06-8 is effective January 1, 2008. We do not expect that the adoption of EITF No. 06-8 will have a material impact on our financial position or results of operations.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements,” to specify that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP and effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years for arrangements that were entered into prior to the issuance of this FSP. Our adoption of this FSP as of January 1, 2007 had no impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 becomes effective for us on January 1, 2008. We are currently evaluating the impact SFAS No. 159 will have on our financial condition and results of operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES

We have retained equity interests ranging from 22.8% to 50.0% in various joint ventures with unrelated investors. We account for our unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which we use the equity method of accounting are not included on our consolidated balance sheet.

During the third quarter of 2006, three of our joint ventures made distributions aggregating $17.0 million as a result of a refinancing of debt related to various properties held by the joint ventures. We received 50.0% of such distributions. As a result of these distributions, our investment account in these joint ventures became negative. The new debt is non-recourse; however, we and our partner have guaranteed other debt and have contractual obligations to support the joint ventures, which are included in the Guarantees and Other Obligations table in Note 11. Therefore, in accordance with SOP 78-9, “Accounting for Investments in Real Estate Ventures,” we recorded the distributions as a reduction of the investment account and included the resulting negative investment balances of $7.2 million in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheet at September 30, 2007.

A number of our joint ventures are consolidated. SF-HIW Harborview Plaza, LP is accounted for as a financing arrangement pursuant to SFAS No. 66, as described in Note 3 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K; The Vinings at University Center, LLC was consolidated pursuant to FIN 46(R) until late 2006 upon the sale of the venture’s assets and distribution of our net cash assets to our partners; and Markel, REES and Plaza Residential, which are discussed in Note 1, are each consolidated.

Investments in unconsolidated affiliates as of September 30, 2007 and combined summarized income statements for our unconsolidated joint ventures for the three and nine months ended September 30, 2007 and 2006 were as follows:

Joint Venture	Location of Properties	Total Rentable Square Feet (000)		Ownership Interest
Board of Trade Investment Company	Kansas City, MO	166		49.00%
Dallas County Partners I, LP	Des Moines, IA	641		50.00%
Dallas County Partners II, LP	Des Moines, IA	273		50.00%
Dallas County Partners III, LP	Des Moines, IA	7		50.00%
Fountain Three	Des Moines, IA	785		50.00%
RRHWoods, LLC	Des Moines, IA	800	(1)	50.00%
Kessinger/Hunter, LLC	Kansas City, MO	—	(2)	26.50%
Plaza Colonnade, LLC	Kansas City, MO	290		50.00%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	1,089		22.81%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	822		42.93%
Highwoods KC Glenridge Office, LP	Atlanta, GA	185		40.00%
Highwoods KC Glenridge Land, LP	Atlanta, GA	—		40.00%
HIW-KC Orlando, LLC	Orlando, FL	1,274		40.00%
Concourse Center Associates, LLC	Greensboro, NC	118		50.00%
Total		6,450	(3)

(1)	Includes a 31,000 square foot office building currently under development and 418 rental residential units.
(2)

This joint venture provides property management, leasing and brokerage services and provides certain construction-related services to certain Wholly Owned Properties; therefore, no rentable square feet is provided.

(3)	Total does not include in-service operating properties held by consolidated joint ventures totaling 618,000 square feet.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income Statements:
Revenues	$33,142	$32,973	$100,044	$94,859
Expenses:
Operating expenses	15,305	14,055	41,741	39,045
Depreciation and amortization	7,795	6,772	21,391	19,647
Interest expense and loan cost amortization	8,435	8,114	24,933	24,319
Loss on debt extinguishment	-	1,448	-	1,448
Total expenses	31,535	30,389	88,065	84,459
Income before disposition of property	1,607	2,584	11,979	10,400
Gains on disposition of property	-	-	20,621	-
Net income	$1,607	$2,584	$32,600	$10,400
Our share of:
Net income (1)	$1,200	$1,265	$12,749	$5,101
Depreciation and amortization (real estate related)	$3,057	$2,696	$8,608	$7,866
Interest expense and loan cost amortization	$3,587	$3,475	$10,744	$10,412
Loss on debt extinguishment	$-	$724	$-	$724
Gains on disposition of property	$-	$-	$7,158	$-

______________

(1)	Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other related adjustments.

On September 27, 2004, we and an affiliate of Crosland, Inc. (“Crosland”) formed Weston Lakeside, LLC, in which we had a 50.0% ownership interest. On June 29, 2005, we contributed 22.4 acres of land at an agreed upon value of $3.9 million to this joint venture, and Crosland contributed approximately $2.0 million in cash. Immediately thereafter, the joint venture distributed approximately $1.9 million to us and we recorded a gain of $0.5 million. Crosland managed and operated this joint venture, which constructed 332 rental residential units in three buildings at a total cost of approximately $33.7 million. Crosland received 3.25% of all project costs other than land as a development fee and 3.5% of the gross revenue of the joint venture in management fees. The joint venture financed the development with a $28.4 million construction loan guaranteed by Crosland. We provided certain development services for the project and received a fee equal to 1.0% of all project costs excluding land. We accounted for this joint venture using the equity method of accounting. On February 22, 2007, the joint venture sold the 332 rental residential units to a third party for gross proceeds of $45.0 million. Mortgage debt in the amount of $27.1 million was paid off and various development related costs were paid. The joint venture recorded a gain of $11.3 million in the first quarter of 2007 related to this sale and we recorded $5.0 million as our proportionate share through equity in earnings of unconsolidated affiliates. Our share of the gain was less than 50.0% due to Crosland’s preferred return as the developer. We received aggregate net distributions of $6.2 million. Weston Lakeside, LLC has been dissolved.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

We have a 22.81% interest in a joint venture (“DLF I”) with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG ("DLF"). We are the property manager and leasing agent of DLF I’s properties and receive customary management and leasing fees. On March 12, 2007, DLF I sold five properties to a third party for gross proceeds of $34.2 million and recorded a gain of $9.3 million related to this sale. We recorded $2.1 million as our proportionate share of this gain through equity in earnings of unconsolidated affiliates. On May 21, 2007, DLF I acquired Eola Park Centre, a 167,000 square foot office building in Orlando, Florida, for $39.3 million. In June 2007, the joint venture obtained a $27.7 million loan secured by Eola Park Centre. Simultaneously with DLF I’s acquisition of Eola Park Centre, we separately acquired an adjacent parcel of development land for $2.0 million on a wholly-owned basis.

For additional information regarding our other investments in unconsolidated and other affiliates, see Note 2 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

3.	FINANCING ARRANGEMENTS

For information regarding sale transactions that have been accounted for as financing arrangements under paragraphs 25 through 29 of SFAS No. 66, see Note 5 herein and Note 3 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

4.	INVESTMENT ACTIVITIES

Dispositions

Gains, losses and impairments on disposition of properties, net, from dispositions not classified as discontinued operations, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gains on disposition of land	$81	$2,103	$16,885	$5,143
Impairments on land	-	-	-	(74)
Gains on disposition of depreciable properties	1,063	874	3,343	3,226
Total	$1,144	$2,977	$20,228	$8,295

The above gains on land and depreciable properties include deferred gain recognition from prior sales and adjustments to prior sale transactions.

Net gains on sales of discontinued operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gains on disposition of depreciable properties	$7,001	$2,807	$26,847	$4,603
Impairments on disposition of depreciable properties	(384)	-	(384)	-
Total	$6,617	$2,807	$26,463	$4,603

See Note 9 for information on discontinued operations and impairment of long-lived assets.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.	INVESTMENT ACTIVITIES - Continued

Development

We currently have under development 20 office, industrial and retail properties aggregating 2.9 million square feet and 139 for-sale residential units. The aggregate cost of these properties is currently expected to total approximately $497 million when fully leased and completed, of which $292 million was incurred as of September 30, 2007. The weighted average pre-leasing of such development projects was 75.0% at September 30, 2007. Nine of these properties aggregating 1.5 million square feet and $170 million total investment have been completed and transferred to completed real estate assets at various times prior to September 30, 2007, but had not yet reached projected 95% stabilized occupancy. The remaining development properties are still under construction and are included in Development in Process in the Consolidated Balance Sheet.

In addition to the development projects discussed above, during the nine months ended September 30, 2007, two 100% leased build-to-suit properties were completed and placed in service. The total investment of these two properties aggregated approximately $30 million.

5.	MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

Our consolidated mortgages and notes payable consisted of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Secured mortgage loans	$669,328	$741,629
Unsecured loans	932,146	723,500
Total	$1,601,474	$1,465,129

As of September 30, 2007, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.0 billion.

Our $450.0 million unsecured revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, we have an option to extend the maturity date by one additional year and, at any time prior to May 1, 2008, may request increases in the borrowing availability under the credit facility by up to an additional $50 million. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The revolving credit facility had $256.4 million of availability as of November 1, 2007.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.	MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

On June 5, 2007, two three-year secured construction loans totaling $24.7 million with interest at 175 basis points over LIBOR were obtained by REES, a consolidated joint venture (see Note 1). Subsequently, on July 17, 2007, REES obtained an additional $13.7 million, three-year secured construction loan with interest at 165 basis points over LIBOR. At September 30, 2007, $11.9 million had been borrowed under these three loans and is included in mortgages and notes payable.

Financing Obligations

Our financing obligations consisted of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
SF-HIW Harborview, LP financing obligation (1)	$16,430	$16,157
Tax increment financing obligation (2)	17,395	18,308
Capitalized ground lease obligation (3)	1,094	1,065
Total	$34,919	$35,530

______________

(1)	See Note 3 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K for further discussion of this financing obligation.
(2)

In connection with tax increment financing for construction of a public garage related to an office building constructed by us in 2000, we are obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.93% at the inception of the obligation, which represents the interest rate on the underlying bond financing, is shown as a financing obligation in the Consolidated Balance Sheet. We also receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments.

(3)

Represents a capitalized lease obligation to the lessor of land on which we are constructing a new building. We are obligated to make fixed payments to the lessor through October 2022 and the lease provides for fixed price purchase options in the ninth and tenth years of the lease. We intend to exercise the purchase option in order to prevent an economic penalty related to conveying the building to the lessor at the expiration of the lease. The net present value of the fixed rental payments and purchase option through the ninth year was calculated using a discount rate of 7.1%. The assets and liabilities under the capital lease are recorded at the lower of the present value of minimum lease payments or the fair value. The liability accretes each month for the difference between the interest rate on the financing obligation and the fixed payments. The accretion will continue until the liability equals the purchase option of the land in the ninth year of the lease.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.	EMPLOYEE BENEFIT PLANS

Compensation Programs

During the nine months ended September 30, 2007 and 2006, we recognized approximately $3.9 million and $2.9 million, respectively, of stock-based compensation expense. As of September 30, 2007, there was $12.1 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.1 years.

For additional information regarding our compensation programs, see Note 6 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

Deferred Compensation

The Company has a deferred compensation plan pursuant to which each executive officer and director can elect to defer a portion of their base salary and/or annual non-equity incentive payment (or director fees) for investment in various unrelated mutual funds, which aggregated $6.9 million at September 30, 2007 and are included in prepaid expenses and other assets. Such deferred compensation is expensed in the period earned by the officers and directors. Deferred amounts ultimately payable to the officers and directors are based on the value of the related mutual fund investments (recorded in prepaid expenses and other assets). Accordingly, changes in the value of the marketable mutual fund investments are recorded in other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on our net income subsequent to the time the compensation is deferred and fully funded. Prior to January 1, 2006, executive officers and directors also could elect to defer cash compensation for investment in units of phantom stock, which are not recorded as assets in our financial statements. At the end of each calendar quarter, any executive officer and director who deferred compensation into phantom stock was credited with units of phantom stock at a 15.0% discount. Dividends on the phantom units are assumed to be issued in additional units of phantom stock at a 15.0% discount. If an officer that deferred compensation under this plan leaves our employ voluntarily or for cause within two years after the end of the year in which such officer deferred compensation for units of phantom stock, at a minimum, the 15.0% discount and any deemed dividends are forfeited. Over the two-year vesting period, we record additional compensation expense equal to the 15.0% discount, the accrued dividends and any changes in the market value of Common Stock from the date of the deferral. For the nine months ended September 30, 2007, the effect of the reduction in the trading value of Common Stock as reflected on the NYSE offset the expense related to the discount and accrued dividends, resulting in no net expense for us. These expenses aggregated $1.2 million for the nine months ended September 30, 2006. Cash payments from the plan for the nine months ended September 30, 2007 and 2006 were $0.3 million and $0.4 million, respectively. Transfers made from the phantom stock investment to other investments in the deferred compensation plan for the nine months ended September 30, 2007 were $1.5 million. At September 30, 2007, the total liability for deferred compensation aggregated $8.9 million and is recorded in accounts payable, accrued expenses and other liabilities.

401(k) Savings Plan

We have a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s salary). During the nine months ended September 30, 2007 and 2006, we contributed $1.0 million and $0.9 million, respectively, to the 401(k) savings plan. Administrative expenses of the plan are paid by us.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.	EMPLOYEE BENEFIT PLANS - Continued

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan for all active employees under which employees can elect to contribute up to 25.0% of their base and annual non-equity incentive compensation for the purchase of Common Stock. At the end of each three-month offering period, the contributions in each participant's account balance, which includes accrued dividends, are applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. The Operating Partnership issues one Common Unit to the Company in exchange for the price paid for each share of Common Stock. In the nine months ended September 30, 2007, the Company issued 15,711 shares of Common Stock under the Employee Stock Purchase Plan. The discount on newly issued shares is expensed by us as additional compensation and aggregated $0.09 million in the nine months ended September 30, 2007.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated Other Comprehensive Loss (“AOCL”) at September 30, 2007 and December 31, 2006 was $1.1 million and $1.5 million, respectively, and consisted of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt (see Note 8). We expect that the portion of the cumulative loss recorded in AOCL at September 30, 2007 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.3 million.

8.	OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$12,417	$9,273	$78,505	$30,144
Other comprehensive income:
Amortization of hedging gains and losses included in other comprehensive income	146	177	431	531
Total other comprehensive income	146	177	431	531
Total comprehensive income	$12,563	$9,450	$78,936	$30,675

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.	DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

As part of our business strategy, we from time to time selectively dispose of non-core properties in order to use the net proceeds for investments, for repayment of debt and/or retirement of Preferred Units, or other purposes. The table below sets forth the net operating results of those assets classified as discontinued operations in our Consolidated Financial Statements. These assets classified as discontinued operations comprise 3.8 million square feet of office and industrial properties and 156 rental residential units sold during 2006 and the nine months ended September 30, 2007. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from our ongoing operations to discontinued operations, and we will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rental and other revenues	$699	$4,454	$2,951	$13,307
Operating expenses:
Rental property and other expenses	334	1,838	1,225	5,031
Depreciation and amortization	147	1,109	682	3,655
Impairment of assets held for use	-	2,600	-	2,600
General and administrative	-	75	-	75
Total operating expenses	481	5,622	1,907	11,361
Interest expense	-	277	-	482
Other income	2	18	12	67
Income/(loss) before gains on sales of discontinued operations	220	(1,427)	1,056	1,531
Net gains on sales of discontinued operations	6,617	2,807	26,463	4,603
Total discontinued operations	$6,837	$1,380	$27,519	$6,134

The net book value of properties classified as discontinued operations that were sold during 2006 and the nine months ended September 30, 2007 aggregate $255.3 million.

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the nine months ended September 30, 2007, we recorded an impairment loss of $0.4 million related to one property sold. During the nine months ended September 30, 2006, there were no properties held for sale which had a carrying value that was greater than fair value less cost to sell; therefore, no impairment loss was recognized in the Consolidated Statements of Income for the nine months ended September 30, 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.	DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. For the nine months ended September 30, 2007 and 2006, a land parcel and a property, respectively, had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, impairment losses of $0.8 million and $2.6 million were recorded in the nine months ended September 30, 2007 and 2006, respectively.

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Land	$-	$3,462
Land held for development	3,153	15,454
Buildings and tenant improvements	-	21,949
Accumulated depreciation	-	(6,829)
Net real estate assets	3,153	34,036
Deferred leasing costs, net	-	435
Accrued straight line rents receivable	-	727
Prepaid expenses and other	47	248
Total assets	$3,200	$35,446
Tenant security deposits, deferred rents and accrued costs (1)	$107	$525

______________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10.	EARNINGS PER UNIT

The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic income per unit:
Numerator:
Income from continuing operations	$5,580	$7,893	$50,986	$24,010
Preferred Unit distributions	(2,680)	(4,113)	(10,639)	(12,950)
Excess of Preferred Unit redemption costs over carrying value	(842)	-	(2,285)	(1,803)
Income from continuing operations available for common unitholders	2,058	3,780	38,062	9,257
Income from discontinued operations	6,837	1,380	27,519	6,134
Net income available for common unitholders	$8,895	$5,160	$65,581	$15,391
Denominator:
Denominator for basic earnings per unit – weighted average units (1)	60,280	59,232	60,201	58,940
Basic earnings per unit:
Income from continuing operations	$0.03	$0.07	$0.63	$0.16
Income from discontinued operations	0.12	0.02	0.46	0.10
Net income	$0.15	$0.09	$1.09	$0.26
Diluted income per unit:
Numerator:
Income from continuing operations	$5,580	$7,893	$50,986	$24,010
Preferred Unit distributions	(2,680)	(4,113)	(10,639)	(12,950)
Excess of Preferred Unit redemption costs over carrying value	(842)	-	(2,285)	(1,803)
Income from continuing operations available for common unitholders	2,058	3,780	38,062	9,257
Income from discontinued operations	6,837	1,380	27,519	6,134
Net income available for common unitholders	$8,895	$5,160	$65,581	$15,391
Denominator:
Denominator for basic earnings per unit – adjusted weighted average units (1)	60,280	59,232	60,201	58,940
Add:
Employee and director stock options and warrants	494	1,592	744	1,335
Unvested restricted stock	213	224	257	102
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversions (2)	60,987	61,048	61,202	60,377
Diluted earnings per unit:
Income from continuing operations	$0.03	$0.06	$0.62	$0.15
Income from discontinued operations	0.12	0.02	0.45	0.10
Net income	$0.15	$0.08	$1.07	$0.25

______________

(1)	Weighted average units exclude unvested restricted units pursuant to SFAS No. 128, “Earnings per Unit.”

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10.	EARNINGS PER SHARE - Continued
(2)

Options and warrants aggregating approximately 0.2 million units were outstanding during the three months ended September 30, 2007, and 0.1 million and 0.08 million units were outstanding during the nine months ended September 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per unit because the exercise prices of the options and warrants were higher than the average market price of Common Units during these periods. The amount of units reported for the three months ended September 30, 2006 that would have been anti-dilutive due to the option or warrant exercise price being less than the average unit price for the period was immaterial.

11.	COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

We maintain cash and cash equivalent investments and restricted cash at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Land Leases

Certain properties in our wholly owned portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index (CPI) or on a pre-determined schedule. Land leases subject to increases under a pre-determined schedule are accounted for under the straight-line method. Total expense recorded for land leases was $1.0 million for each of the nine months ended September 30, 2007 and 2006.

For one property owned at September 30, 2007, we have the option to purchase the leased land in the third year of the lease term at a purchase price of $1.1 million, which increases 2% annually beginning in year three through the fifteenth year of the lease.

As of September 30, 2007, our payment obligations for future minimum payments on operating leases (which include scheduled fixed increases, but exclude increases based on CPI) were as follows:

Remainder of 2007	$268
2008	1,077
2009	1,118
2010	1,135
2011	1,155
Thereafter	45,543
$50,296

Environmental Matters

Substantially all of our in-service properties have been subjected to Phase I environmental assessments (and, in certain instances, Phase II environmental assessments). Such assessments and/or updates have not revealed, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying Consolidated Financial Statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.	COMMITMENTS AND CONTINGENCIES - Continued

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of September 30, 2007:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(5)	Debt	$—	11/2015
RRHWoods, LLC (2),(6)	Indirect Debt (4)	$403	8/2010
Plaza Colonnade (2),(7)	Indirect Debt (4)	$37	12/2009
Eastshore (Capital One) (3),(8)	Rent (4)	$745	11/2007
Industrial (3),(9)	Environmental costs (4)	$125	Until Remediated
Highwoods DLF 97/26 DLF 99/32, LP (2),(10)	Rent (4)	$419	6/2008
RRHWoods, LLC and Dallas County Partners (2),(11)	Indirect Debt (4)	$49	6/2014
RRHWoods, LLC (2),(13)	Indirect Debt (4)	$28	11/2009
HIW-KC Orlando, LLC (3),(12)	Rent (4)	$347	4/2011
HIW-KC Orlando, LLC (3),(12)	Leasing Costs	$296	Until Paid
Capitalized Lease Obligations (14)	Debt	$368	Various
Brickstone (2),(15)	Debt	$—	5/2017

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

(4)

The maximum potential amount of future payments disclosed for these guarantees assumes we pay the maximum possible liability under the guaranty with no offsets or reductions. With respect to the rent guarantee, if the space is leased, we assume the existing tenant defaults at September 30, 2007 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, we assume the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.

(5)

We have guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments that we could be required to make under the guarantees is $8.6 million at September 30, 2007. This amount relates to housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at September 30, 2007 averaged 3.77%, and mature in 2015. If the joint ventures are unable to repay the outstanding balance under these housing revenue bonds, we will be required to repay our maximum exposure under these loans. Recourse provisions exist that enable us to recover some or all of such payments from the joint ventures’ assets. The joint venture currently generates sufficient cash flow to cover the debt service required by the loan.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.	COMMITMENTS AND CONTINGENCIES - Continued
(6)

In connection with the RRHWoods, LLC joint venture, we guaranteed $3.1 million relating to a letter of credit and corresponding master lease, which expires in August 2010. The guarantee requires us to pay under a contingent master lease if the cash flows from the building securing the letter of credit do not cover at least 50% of the minimum debt service. The letter of credit along with the building secure the industrial revenue bonds used to finance the property. These bonds mature in 2015. Recourse provisions exist such that we could recover some or all of the payments made under the letter of credit guarantee from the joint venture’s assets. For the nine months ended September 30, 2007, we have made master lease payments of $0.1 million. At September 30, 2007, we recorded a $0.4 million deferred charge included in other assets and liabilities on our Consolidated Balance Sheet with respect to this guarantee. Our maximum potential exposure under this guarantee was $3.1 million at September 30, 2007.

(7)

The Plaza Colonnade, LLC joint venture has a $50 million non-recourse mortgage that bears a fixed interest rate of 5.7%, requires monthly principal and interest payments and matures on January 31, 2017. We and our joint venture partner have signed a contingent master lease limited to 30,772 square feet, which expires in December 2009. Our maximum exposure under this master lease was $1.0 million at September 30, 2007. However, the current occupancy level of the building is sufficient to cover all debt service requirements.

(8)

As more fully described in Note 3 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), we agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period from the date of sale (through November 2007). Our maximum exposure to loss under these agreements as of September 30, 2007 was $0.7 million. These three buildings were leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010. This transaction had been accounted for as a financing transaction and was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under these guarantees became less than the related deferred gain; gain is now being recognized as the maximum exposure under the guarantees is reduced.

(9)

In December 2003, we sold 1.9 million square feet of industrial property. As part of the sale, we agreed to indemnify and hold the buyer harmless with respect to environmental concerns on the property of up to $0.1 million. As a result, $0.1 million of the gain was deferred at the time of sale and will remain deferred until the environmental concerns are remediated.

(10)

In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by us. In conjunction with an overall restructuring of the tenant’s leases with us and with this joint venture, we agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs at that time. In turn, we agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. As of September 30, 2007, we have approximately $0.4 million in other liabilities and $0.4 million as a deferred charge in other assets recorded on our Consolidated Balance Sheet to account for the lease guarantee. However, should new tenants occupy the vacated space prior to the end of the guarantee period, in June 2008, our liability under the guarantee would diminish. Our maximum potential amount of future payments with regard to this guarantee as of September 30, 2007 was $0.3 million. No recourse provisions exist to enable us to recover any amounts paid to the joint venture under this lease guarantee.

(11)

RRHWoods, LLC and Dallas County Partners financed the construction of two buildings with a $7.4 million ten-year loan. As an inducement to make the loan at a 6.3% long-term rate, we and our partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of September 30, 2007, no master lease payments have been made. We currently have recorded $0.05 million in other liabilities and $0.05 million as a deferred charge included in other assets on its Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that we could be required to make based on the current leases in place was approximately $2.0 million as of September 30, 2007. The likelihood of us paying on our $0.8 million guarantee is remote since the joint venture currently satisfies the minimum debt coverage ratio and should we have to pay our portion of the guarantee, we would be entitled to recover the $0.8 million from other joint venture assets.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.	COMMITMENTS AND CONTINGENCIES - Continued
(12)

As more fully described in Note 2 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K, in connection with the formation of HIW-KC Orlando, LLC, we agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. The maximum potential amount of future payments with regard to this guarantee is $0.3 million as of September 30, 2007. Additionally, we agreed to guarantee the initial leasing costs, originally estimated at $4.1 million, for approximately 11% of the total square feet of the property owned by the joint venture. We have paid approximately $0.06 million in 2007 under this guarantee, and approximately $0.3 million is estimated to remain under the guarantee at September 30, 2007.

(13)

In connection with the RRHWoods, LLC joint venture, we and our partner each guaranteed $3.0 million to a combination of two banks. This guarantee expires in November 2009 and can be renewed, at the joint venture’s option, through November 2011. The bank provides a letter of credit securing industrial revenue bonds, which mature in November 2015. The joint venture’s industrial building secures the bonds. We would be required to perform under the guarantee should the joint venture be unable to repay the bonds. We have recourse provisions to recover from the joint venture’s assets. The property collateralizing the bonds generates sufficient cash flow to cover the debt service required by the bond financing. In addition to the direct guarantee, we are committed to a master lease for 50% of the debt service should the cash flow from the property not be able to pay the debt service of the bonds. As a result of this master lease, we have recorded $0.03 million in other liabilities and as a deferred charge in other assets on our Consolidated Balance Sheet at September 30, 2007.

(14)

Represents capitalized lease obligations of $0.4 million related to office equipment, which is included in accounts payable, accrued expenses and other liabilities on our Consolidated Balance Sheet at September 30, 2007.

(15)

In 2006, RRHWoods, LLC completed construction of an office building with a loan by our joint venture partner. In February 2007, the joint venture borrowed $4.1 million. The loan is non-recourse; however, since the building was only 35.0% leased at the time the loan closed, the lender required a $1.5 million letter of credit as additional collateral. At September 30, 2007, the building was 60% leased. Our joint venture partner agreed to provide the letter of credit and we have in turn agreed to reimburse our partner for 50.0%. We would be required to pay on our guarantee should the joint venture be unable to repay the outstanding loan balance. However, the joint venture currently generates sufficient cash flow to cover the debt service required by the loan. As a result, no liability was recorded for the letter of credit guarantee as of September 30, 2007.

Litigation, Claims and Assessments

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

In 2006 and March 2007, we received assessments for state excise taxes and related interest amounting to approximately $5.5 million, related to periods 2002 through 2005. In the fourth quarter of 2006, approximately $0.5 million was accrued and charged to operating expenses in anticipation of a probable settlement of these claims. We received an executed settlement agreement relating to these claims in October 2007, which resulted in no change to the amount previously accrued. Legal fees related to this matter were nominal and were charged to operating expenses as incurred in 2006 and 2007.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.	INCOME TAXES

Our Consolidated Financial Statements include operations of the Company’s taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to corporate, state and local income taxes. As a REIT, the Company may also be subject to certain federal excise taxes if it engages in certain types of transactions.

Other than the liability for an uncertain tax position and related accrued interest under FIN 48 recorded by the Company as discussed below, no provision has been made for federal and state income taxes for the Company or the Operating Partnership during the three month periods ended September 30, 2007 and 2006 because the Company qualifies as a REIT under the Code. The taxable REIT subsidiary has operated at a cumulative taxable loss through September 30, 2007 of approximately $11.4 million and has paid no income taxes since its formation. In addition to the $5.1 million deferred tax asset for these cumulative tax loss carryforwards, the taxable REIT subsidiary also had net deferred tax liabilities of approximately $1.8 million comprised primarily of tax versus book basis differences in certain investments and depreciable assets held by the taxable REIT subsidiary. Because the future tax benefit of all of the cumulative losses is not assured, the approximate $3.3 million net deferred tax asset position of the taxable REIT subsidiary has been fully reserved as management does not believe that it is more likely than not that the net deferred tax asset will be recognized. Accordingly, no tax benefit has been recognized in the accompanying Consolidated Financial Statements. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods to the extent the taxable REIT subsidiary generates sufficient taxable income.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in our financial statements for uncertain tax positions taken or expected to be taken in an income tax return. We adopted FIN 48 effective January 1, 2007.

In connection with the adoption of FIN 48, on January 1, 2007, the Operating Partnership recorded no liabilities for uncertain tax positions. However, the Company recorded a $1.4 million liability, which included $0.2 million of accrued interest, for an uncertain tax position, in the quarter ended March 31, 2007. During the third quarter of 2007, the liability for the uncertain tax position was released, and income recognized, upon the expiration of the applicable statute of limitations. In addition, the liability of $0.05 million of interest that was accrued in 2007 relating to this liability was also released. If this liability for the uncertain tax position and any related interest or penalties had ever been paid by the Company, the Operating Partnership would have reimbursed the Company for these costs, as provided under the partnership agreement.

The Company is subject to federal, state and local income tax examinations by tax authorities for 2004 through 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.	SEGMENT INFORMATION

Our principal business is the acquisition, development and operation of rental real estate properties. We operate in four segments: office, industrial, retail and residential properties. Each segment has different customers and economic characteristics as to rental rates and terms, cost per square foot of buildings, the purposes for which customers use the space, the degree of maintenance and customer support required and customer dependency on different economic drivers, among others. There are no material inter-segment transactions.

The accounting policies of the segments are the same as those described in Note 1 included herein. Further, all operations are within the United States and, at September 30, 2007, no tenant of the Wholly Owned Properties comprised more than 6.8% of our consolidated revenues.

The following table summarizes the rental income, net operating income and assets for each reportable segment for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rental and other revenues: (1)
Office segment	$90,966	$85,361	$268,541	$251,926
Industrial segment	7,601	7,457	22,635	22,055
Retail segment	11,280	10,272	33,270	30,956
Residential segment	319	282	900	835
Total rental and other revenues	$110,166	$103,372	$325,346	$305,772
Net operating income: (1)
Office segment	$56,645	$51,855	$168,377	$156,882
Industrial segment	5,825	5,603	17,263	16,787
Retail segment	7,578	6,918	22,041	20,579
Residential segment	167	159	450	493
Total net operating income	70,215	64,535	208,131	194,741
Reconciliation to income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(32,517)	(28,163)	(92,267)	(83,985)
Impairment of assets held for use	(789)	-	(789)	-
General and administrative expense	(9,649)	(8,448)	(31,578)	(26,381)
Interest expense	(25,325)	(25,216)	(74,192)	(76,928)
Interest and other income	1,471	1,060	5,094	4,080
Loss on debt extinguishments	-	-	-	(467)
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	$3,406	$3,768	$14,399	$11,060

	September 30, 2007	December 31, 2006
Total Assets: (2)
Office segment	$2,284,654	$2,218,705
Industrial segment	233,904	228,121
Retail segment	244,346	247,887
Rental residential segment	22,836	20,559
Corporate and other	120,707	122,377
Total Assets	$2,906,447	$2,837,649

______________

(1)	Net of discontinued operations.
(2)	Real estate and other assets held for sale are included in this table according to the segment type.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

14.	OTHER EVENTS

Gain on Property Insurance Settlement

In the fourth quarter of 2005, one of our office properties located in southeastern Florida sustained damage in a hurricane. The damages were fully insured except for a $341,000 deductible, which was expensed in the fourth quarter of 2005. We did not incur any significant loss of rental income as a result of the damages. In 2006, we received $2.4 million from the insurance company as advances on the final settlement; these amounts were primarily for clean up costs and certain repairs. We are in the process of completing final permanent repairs. During the first quarter of 2007, the insurance company paid us an additional $4.9 million upon finalization of the claim. We recorded a $4.1 million gain under FASB Interpretation No. 30, “Accounting for Involuntary Conversion of Non-Monetary Assets to Monetary Assets” in the first quarter of 2007.

Preferred Unit Transactions

On May 29, 2007, we redeemed 1.6 million of our outstanding Series B Preferred Units, aggregating $40.0 million plus accrued and unpaid distributions. In connection with this redemption, the $1.4 million excess of the redemption cost over the net carrying amount of the redeemed units was recorded as a reduction to net income available for common unitholders in the second quarter of 2007.

On August 6, 2007, the Company repurchased and retired 22,008 of its outstanding Series A Preferred Shares for an aggregate purchase price of $22.3 million. Simultaneously with this transaction, the Operating Partnership retired a like number of Series A Preferred Units in exchange for the same price. In connection with this repurchase, the $0.8 million excess of the purchase cost over the net carrying amount of the repurchased units was recorded as a reduction to net income available for common unitholders in the third quarter of 2007.

Misstatement of Restricted Cash

Subsequent to the issuance of the interim financial statements for the period ended June 30, 2007, management determined that cash disposition proceeds that are set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments should have been presented as restricted cash rather than as cash and cash equivalents, as previously reported. As a result of this misstatement, we intend to restate our interim Consolidated Balance Sheets as of March 31, 2007 and June 30, 2007 and the related Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and the six months ended June 30, 2007 as more fully set forth in the table below. The restatement will not impact our Consolidated Statements of Income in any period, nor will it impact the annual financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

14.	OTHER EVENTS - Continued

	As Previously Reported	Adjustment	As Restated
As of March 31, 2007:
Cash and cash equivalents	$16,894	$(16,077)	$817
Restricted cash	$1,692	$16,077	$17,769

Three months ended March 31, 2007:
Changes in restricted cash and other investing activities	$495	$(16,077)	$(15,582)
Net cash provided by/(used in) investing activities	$11,090	$(16,077)	$(4,987)
Net increase/(decrease) in cash and cash equivalents	$1,056	$(16,077)	$(15,021)
Cash and cash equivalents at end of period	$16,894	$(16,077)	$817

As of June 30, 2007:
Cash and cash equivalents	$16,852	$(14,239)	$2,613
Restricted cash	$3,780	$14,239	$18,019

Six months ended June 30, 2007:
Changes in restricted cash and other investing activities	$(1,416)	$(14,239)	$(15,655)
Net cash used in investing activities	$(48,357)	$(14,239)	$(62,596)
Net increase/(decrease) in cash and cash equivalents	$1,014	$(14,239)	$(13,225)
Cash and cash equivalents at end of period	$16,852	$(14,239)	$2,613

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

•	we could lose key executive officers; and

•	our southeastern and midwestern markets may suffer declines in economic growth.

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

OVERVIEW

The Operating Partnership is managed by its sole general partner, the Company, a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership. The partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of, all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership. As of September 30, 2007, the Company and/or the Operating Partnership owned or had an interest in 378 in-service office, industrial and retail properties, encompassing approximately 33.6 million square feet, which includes 10 in-service office, industrial and retail development properties that had not yet reached 95% stabilized occupancy aggregating approximately 1.6 million square feet, and 527 rental residential units. We are based in Raleigh, North

Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

Results of Operations

Approximately 83% of our rental and other revenue from continuing operations is derived from our office properties. As a result, while we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing our office properties. Furthermore, since approximately 80% of our annualized revenues from office properties come from properties located in Florida, Georgia, North Carolina and Tennessee, economic growth in those states is and will continue to be an important determinative factor in predicting our future operating results.

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

Because the Company is a REIT, our partnership agreement requires us to distribute at least enough cash for the Company to be able to distribute at least 90.0% of its REIT taxable income, excluding capital gains, to its stockholders. We generally use rents received from customers and proceeds from sales of non-core development land to fund our operating expenses, recurring capital expenditures and unitholder distributions. To fund property acquisitions, development activity or building renovations, we may sell other assets and may incur debt from time to time. Our debt generally consists of mortgage debt, unsecured debt securities and borrowings under our revolving credit facility. As of November 1, 2007, we had approximately $256.4 million of additional borrowing availability under our unsecured revolving credit facility.

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

To generate additional capital to fund our growth and other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property, we may sell some of our properties or contribute them to joint ventures. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own and/or vacant land to a newly formed entity in which we retain an interest of 50.0% or less. In exchange for our equal or minority interest in the joint venture, we generally receive cash from the partner and retain some or all of the management income relating to the properties in the joint venture. The joint venture itself will frequently borrow money on its own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint venture or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary exceptions to non-recourse liability in non-recourse loans. See Note 11 to the Consolidated Financial Statements for additional information on certain debt guarantees. We have historically also sold additional Common Units or Preferred Units to fund additional growth or to reduce our debt, but we have limited those efforts since 1998 because funds generated from our capital recycling program in recent years have provided sufficient funds to satisfy our liquidity needs. In addition, we have recently used funds from our capital recycling program to redeem Common Units and Preferred Units for cash. In the future, we may from time to time retire some or all of our remaining outstanding Preferred Units.

RESULTS OF OPERATIONS

In accordance with SFAS No. 144 and as described in Note 9 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2006 and the first nine months of 2007 or were held for sale at September 30, 2007. There were no properties sold during 2006 and the first nine months of 2007 that did not meet the conditions as stipulated by SFAS No. 144.

Three Months Ended September 30, 2007 and 2006

The following table sets forth information regarding our unaudited results of operations for the three months ended September 30, 2007 and 2006 ($ in millions):

	Three Months Ended September 30,		2007 to 2006
	2007	2006	$ Change	% of Change
Rental and other revenues	$110.2	$103.4	$6.8	6.6%
Operating expenses:
Rental property and other expenses	40.0	38.8	1.2	3.1
Depreciation and amortization	32.5	28.2	4.3	15.2
Impairment of assets held for use	0.8	-	0.8	100.0
General and administrative	9.6	8.4	1.2	14.3
Total operating expenses	82.9	75.4	7.5	9.9
Interest expenses:
Contractual	23.7	23.8	(0.1)	(0.4)
Amortization of deferred financing costs	0.6	0.6	-	-
Financing obligations	1.0	0.8	0.2	25.0
	25.3	25.2	0.1	0.4
Other income:
Interest and other income	1.4	1.0	0.4	40.0
	1.4	1.0	0.4	40.0
Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	3.4	3.8	(0.4)	(10.5)

Gains on disposition of property, net	1.1	3.0	(1.9)	(63.3)
Minority interest	(0.1)	(0.1)	-	-
Equity in earnings of unconsolidated affiliates	1.2	1.2	-	-
Income from continuing operations	5.6	7.9	(2.3)	(29.1)
Discontinued operations:
Income/(loss) from discontinued operations	0.2	(1.4)	1.6	114.3
Net gains on sales of discontinued operations	6.6	2.8	3.8	135.7
	6.8	1.4	5.4	385.7
Net income	12.4	9.3	3.1	33.3
Distributions on Preferred Units	(2.7)	(4.1)	1.4	34.1
Excess of Preferred Unit redemption cost over carrying value	(0.8)	-	(0.8)	(100.0)
Net income available for common unitholders	$8.9	$5.2	$3.7	71.2%

Rental and Other Revenues

Rental and other revenues increased $6.8 million in the third quarter of 2007 compared to 2006 primarily from higher average occupancy in 2007 as compared to 2006, the contribution from developed properties placed in service in 2006 and the first nine months of 2007 and higher escalation income in 2007 as a result of the increase in operating expenses for the same period.

Rental Property and Other Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $1.2 million in the third quarter of 2007 compared to the third quarter of 2006, primarily as a result of general inflationary increases in certain operating expenses, such as utility costs, insurance costs and real estate taxes. In addition, rental property and operating expenses of developed properties placed in service in 2006 and the nine months ended September 30, 2007 contributed to the increase in the third quarter of 2007.

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

The $4.3 million increase in depreciation and amortization is primarily a result of the contribution from development properties placed in service in 2006 and the nine months ended September 30, 2007, and an increase in building improvements, tenant improvements and deferred leasing costs related to those buildings placed in service.

The $1.2 million increase in general and administrative expenses was primarily related to higher salary and fringe benefit costs, including stock-based compensation and employer taxes related to stock options exercised in the third quarter, higher audit fees and higher costs written off in 2007 related to the termination of certain pre-development projects.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in weighted average interest rates on outstanding debt from 7.1% in the three months ended September 30, 2006 to 6.7% in the three months ended September 30, 2007 and an increase of $1.0 million in capitalized interest from the three months ended September 30, 2006 to the three months ended September 30, 2007 due to our increased development activity. Partly offsetting these decreases was an increase in average borrowings from $1.5 billion in the three months ended September 30, 2006 to $1.6 billion in the three months ended September 30, 2007.

Gains on Disposition of Property

Net gains on dispositions of properties not classified as discontinued operations were $1.1 million in the three months ended September 30, 2007 compared to $3.0 million for the three months ended September 30, 2006. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period. See Note 4 to the Consolidated Financial Statements for further discussion.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $6.8 million and $1.4 million as discontinued operations for the three months ended September 30, 2007 and 2006, respectively. These amounts relate to 3.8 million square feet of office and industrial properties and 156 rental residential units sold during 2006 and the nine months ended September 30, 2007. These amounts include net gains on the sale of these properties of $6.6 million and $2.8 million in the three months ended September 30, 2007 and 2006, respectively.

Preferred Distributions and Excess of Preferred Unit Redemption Costs in Excess of Carrying Value

Preferred distributions decreased $1.4 million due to redemptions of $40 million of Preferred Units in May 2007 and $22 million of Preferred Units in August 2007. In addition, net income available for common unitholders was reduced by $0.8 million representing the excess of the Preferred Unit redemption cost over the net carrying value.

Nine Months Ended September 30, 2007 and 2006

The following table sets forth information regarding our unaudited results of operations for the nine months ended September 30, 2007 and 2006 ($ in millions):

	Nine Months Ended September 30,		2007 to 2006
	2007	2006	$ Change	% of Change
Rental and other revenues	$325.3	$305.8	$19.5	6.4%
Operating expenses:
Rental property and other expenses	117.2	111.0	6.2	5.6
Depreciation and amortization	92.3	84.0	8.3	9.9
Impairment of assets held for use	0.8	-	0.8	100.0
General and administrative	31.5	26.4	5.1	19.3
Total operating expenses	241.8	221.4	20.4	9.2
Interest expenses:
Contractual	69.4	71.8	(2.4)	(3.3)
Amortization of deferred financing costs	1.8	1.9	(0.1)	(5.3)
Financing obligations	3.0	3.2	(0.2)	(6.3)
	74.2	76.9	(2.7)	(3.5)
Other income/(expense):
Interest and other income	5.1	4.1	1.0	24.4
Loss on debt extinguishments	-	(0.5)	0.5	100.0
	5.1	3.6	1.5	41.7
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	14.4	11.1	3.3	29.7

Gains on disposition of property, net	20.2	8.3	11.9	143.4
Gain from property insurance settlement	4.1	-	4.1	100.0
Minority interest	(0.4)	(0.5)	0.1	20.0
Equity in earnings of unconsolidated affiliates	12.7	5.1	7.6	149.0
Income from continuing operations	51.0	24.0	27.0	112.5
Discontinued operations:
Income from discontinued operations	1.0	1.5	(0.5)	(33.3)
Net gains on sales of discontinued operations	26.5	4.6	21.9	476.1
	27.5	6.1	21.4	350.8
Net income	78.5	30.1	48.4	160.8
Distributions on Preferred Units	(10.6)	(12.9)	2.3	17.8
Excess of Preferred Unit redemption cost over carrying value	(2.3)	(1.8)	(0.5)	(27.8)
Net income available for common unitholders	$65.6	$15.4	$50.2	326.0%

Rental and Other Revenues

Rental and other revenues increased $19.5 million in the nine months ended September 30, 2007 compared to the comparable period in 2006 primarily from higher average occupancy in 2007 as compared to 2006, the contribution from developed properties placed in service in 2006 and the first nine months of 2007 and higher escalation income in 2007 as a result of the increase in operating expenses for the same period.

Rental Property and Other Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $6.2 million in the first nine months of 2007 compared to the first nine months of 2006, primarily as a result of general inflationary increases in certain operating expenses, such as utility costs, insurance costs and real estate taxes. In addition, rental property and operating expenses of developed properties placed in service in 2006 and the nine months ended September 30, 2007 contributed to the increase in the first nine months of 2007.

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

The $8.3 million increase in depreciation and amortization is primarily a result of the contribution from development properties placed in service in 2006 and the nine months ended September 30, 2007, and an increase in building improvements, tenant improvements and deferred leasing costs related to those buildings placed in service.

The $5.1 million increase in general and administrative expenses was primarily related to higher salary and fringe benefit costs, including stock-based compensation and employer taxes related to stock options exercised in the first quarter, higher audit fees and higher costs written off in 2007 related to the termination of certain pre-development projects.

Interest Expense

The decrease in contractual interest was primarily due to a slight decrease in weighted average interest rates on outstanding debt from 7.0% in the nine months ended September 30, 2006 to 6.8% in the nine months ended September 30, 2007 and an increase of $4.0 million in capitalized interest from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 due to our increased development activity. Partly offsetting these decreases was an increase in average borrowings from $1.4 billion in the nine months ended September 30, 2006 to $1.5 billion in the nine months ended September 30, 2007.

Gains on Disposition of Property; Gain from Property Insurance Settlement; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $20.2 million in the nine months ended September 30, 2007 compared to $8.3 million for the nine months ended September 30, 2006. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period. See Note 4 to the Consolidated Financial Statements for further discussion.

In the first nine months of 2007, we recorded a $4.1 million gain from finalization of a prior year insurance claim.

Equity in earnings of unconsolidated affiliates increased $7.6 million from 2006. The increase was primarily a result of the sale of five properties by our DLF I joint venture, pursuant to which the joint venture recognized a gain of approximately $9.3 million, resulting in an increase of approximately $2.1 million in equity in earnings of unconsolidated affiliates in 2007. Additionally, in 2007, DLF I received a lease termination, of which the net effect was $2.7 million, which resulted in an increase of approximately $0.6 million in equity in earnings of unconsolidated affiliates. In addition, in 2007, the Weston Lakeside joint venture sold 332 rental residential units, recognizing a gain of approximately $11.3 million, which resulted in an increase of approximately $5.0 million in equity in earnings of unconsolidated affiliates. (See Note 2 to the Consolidated Financial Statements for further discussion related to these transactions).

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $27.5 million and $6.1 million as discontinued operations for the nine months ended September 30, 2007 and 2006, respectively. These amounts relate to 3.8 million square feet of office and industrial properties and 156 rental residential units sold during 2006 and the nine months ended September 30, 2007. These amounts include net gains on the sale of these properties of $26.5 million and $4.6 million in the nine months ended September 30, 2007 and 2006, respectively.

Preferred Distributions and Excess of Preferred Unit Redemption Costs in Excess of Carrying Value

Preferred distributions decreased $2.3 million due to redemptions of Preferred Units of $50 million in the first quarter of 2006, $40 million in the second quarter of 2007 and $22 million in the third quarter of 2007. In addition, net income available for common unitholders was reduced by $2.3 million and $1.8 million in the nine months ended September 30, 2007 and 2006, respectively, related to the excess of redemption cost over the net carrying value.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first nine months of 2007 as compared to the first nine months of 2006 (in thousands):

	Nine Months Ended September 30,
	2007	2006	Change
Cash Provided By Operating Activities	$120,725	$109,030	$11,695
Cash (Used In)/Provided By Investing Activities	(99,071)	77,796	(176,867)
Cash Used In Financing Activities	(33,935)	(180,328)	146,393
Total Cash Flows	$(12,281)	$6,498	$(18,779)

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

Cash used in financing activities generally relates to distributions on Common Units and Preferred Units, incurrence and repayment of debt and sales, repurchases or redemptions of Common Units and Preferred Units. As discussed previously, we use a significant amount of our cash to fund Common Unit distributions. Whether or not we have increases in the outstanding balances of debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We use our revolving credit facility for working capital purposes, which means that during any given period, in order to minimize interest expense, we will likely record significant repayments and borrowings under our revolving credit facility.

The increase of $11.7 million in cash provided by operating activities in the nine months ended September 30, 2007 compared to the same period in 2006 was primarily the result of higher cash flows from net income as adjusted for changes in gains on disposition of properties, a gain from a property insurance settlement, minority interest, and equity in earnings of unconsolidated affiliates. In addition, the net change in operating assets and liabilities resulted in a $5.8 million increase in cash provided by operating activities from 2006 to 2007.

The decrease of $176.9 million in cash provided by investing activities in the nine months ended September 30, 2007 compared to the same period in 2006 was primarily a result of a $77.7 million decrease in proceeds from dispositions of real estate assets and a $78.7 million increase in additions to real estate assets and deferred leasing costs. In addition, changes in restricted cash and other investing activities resulted in a decrease of $25.8 million primarily due to cash received from escrow during 2006 relating to a collateral substitution on an existing secured loan and an outflow of cash in 2007 related to proceeds from dispositions which were set aside and designated for potential future tax-deferred real estate transactions. Partly offsetting these decreases were proceeds of $4.9 million which were received in 2007 for a property insurance settlement.

The decrease of $146.4 million in cash used in financing activities in the nine months ended September 30, 2007 compared to the same period in 2006 was primarily a result of a $188.4 million increase in net borrowings on the revolving credit facility and mortgages and notes payable and an increase of $5.1 million due to contributions from our minority interest partners (see Note 1 to the Consolidated Financial Statements) for the first nine months of 2007 compared to 2006. These decreases were partly offset by a $21.5 million decrease in net proceeds from the sale of Common Units, an increase of $12.3 million of cash used for the redemption of Preferred

Units and an increase of $12.0 million for cash used in connection with the repurchase of Common Units from 2006 to 2007.

In 2007, we continued our capital recycling program of selectively disposing of non-core properties in order to use the net proceeds for investments or other purposes. At September 30, 2007, we had 10.8 acres of land classified as held for sale pursuant to SFAS No. 144 with a carrying value of $3.2 million.

Capitalization

Our total indebtedness at September 30, 2007 was approximately $1.6 billion and was comprised of $669 million of secured indebtedness with a weighted average interest rate of 6.64% and $932 million of unsecured indebtedness with a weighted average interest rate of 6.56%. As of September 30, 2007, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.0 billion. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “- Current and Future Cash Needs.”

Contractual Obligations

See our 2006 Annual Report on Form 10-K for a table setting forth a summary of our known contractual obligations at December 31, 2006. See also “- Debt Financing Activity” for information regarding financing transactions during the first nine months of 2007.

Preferred Unit Transactions

On May 29, 2007, we redeemed 1.6 million of our outstanding Series B Preferred Units, aggregating $40.0 million plus accrued and unpaid distributions. In connection with this redemption, the $1.4 million excess of the redemption cost over the net carrying amount of the redeemed units was recorded as a reduction to net income available for common unitholders in the second quarter of 2007.

On August 6, 2007, the Company repurchased and retired 22,008 of its outstanding Series A Preferred Shares for an aggregate purchase price of $22.3 million. Simultaneously with this transaction, the Operating Partnership retired a like number of Series A Preferred Units in exchange for the same price. In connection with this repurchase, the $0.8 million excess of the purchase cost over the net carrying amount of the repurchased units was recorded as a reduction to net income available for common unitholders in the third quarter of 2007.

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

The following table sets forth more detailed information about the Operating Partnership’s ratio and covenant compliance under the Operating Partnership’s indenture as of September 30, 2007. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our indenture, including definitions of certain relevant terms, see the indenture governing our unsecured notes which is incorporated by reference in this Quarterly Report as Exhibit 4.1.

September 30, 2007
Overall Debt Less Than or Equal to 60% of Adjusted Total Assets	47.5%
Secured Debt Less Than or Equal to 40% of Adjusted Total Assets	19.8%
Income Available for debt service Greater Than 1.50 times Annual Service Charge	3.1
Total Unencumbered Assets Greater Than 200% (150% for the bonds issued in March 2007) of Unsecured Debt	255.0%

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

During the nine months ended September 30, 2007, we also paid off $80 million, excluding any normal debt amortization, of secured debt with a weighted average interest rate of 7.88%. Approximately $179 million of real estate assets (based on undepreciated cost basis) became unencumbered after paying off the secured debt.

On June 5, 2007, two three-year secured construction loans totaling $24.7 million with interest at 175 basis points over LIBOR were obtained by REES, a consolidated joint venture (see Note 1). Subsequently, on July 17, 2007, REES obtained an additional $13.7 million, three-year secured construction loan with interest at 165 basis points over LIBOR. At September 30, 2007, $11.9 million had been borrowed under these three loans and is included in mortgages and notes payable.

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

As of November 1, 2007, other than principal amortization on certain secured loans, we have no outstanding debt that matures prior to the end of 2007. We generally expect to fund our short-term liquidity needs through a combination of available working capital, cash flows from operations and the following:

•	the selective disposition of non-core land and other assets;

•	borrowings under our revolving credit facility (which has up to $256.4 million of availability in the aggregate as of November 1, 2007);

•

the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions;

•	the issuance of secured debt; and

•	the issuance of unsecured debt.

Our long-term liquidity needs generally include the funding of capital expenditures to lease space to our customers, maintain the quality of our existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects were approximately $210 million at November 1, 2007. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

Our long-term liquidity needs also include the funding of development projects, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under our revolving credit facility and long-term unsecured debt. Our goal is to maintain a conservative and flexible balance sheet. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership, (3) borrowings under other secured construction loans that we may enter into, as well as (4) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayments of borrowings under our revolving credit facility. As mentioned above, we do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities or from proceeds from sales of properties. In the future, we may from time to time retire some or all of our remaining outstanding Preferred Units.

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

As of September 30, 2007, our unconsolidated joint ventures had $741.3 million of total assets and $578.3 million of total liabilities as reflected in their financial statements. At September 30, 2007, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 40.3%. During the nine months ended September 30, 2007, these unconsolidated joint ventures earned $32.6 million of total net income of which our share, after appropriate purchase accounting and other adjustments, was $12.7 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Consolidated Financial Statements.

As of September 30, 2007, our unconsolidated joint ventures had $547.6 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 11 to the Consolidated Financial Statements. The following table sets forth the scheduled maturities of our proportionate share of the outstanding debt of our unconsolidated joint ventures as of September 30, 2007 ($ in thousands):

Remainder of 2007	$7,318
2008	4,545
2009	6,619
2010	9,333
2011	6,017
Thereafter	199,450
$233,282

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

During the third quarter of 2007, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50 million of borrowings outstanding under our revolving credit facility. These swaps fix the underlying LIBOR rate under which interest on such borrowings is based at 4.70%. These swaps were not designated as hedges as of September 30, 2007 under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Accordingly, the swaps were accounted for as non-hedge derivatives as of September 30, 2007.

CRITICAL ACCOUNTING ESTIMATES

There were no changes to the critical accounting policies made by management in the nine months ended September 30, 2007, except as set forth in Note 1 to the Consolidated Financial Statements under “Impact of Newly Adopted and Issued Accounting Standards” and in Note 12. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2006 Annual Report on Form 10-K.

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

As of September 30, 2007, we had $1,406 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at September 30, 2007 was $1,370 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of September 30, 2007 would decrease by $69.0 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of September 30, 2007 would increase by $74.7 million.

As of September 30, 2007, we had $145.2 million of variable rate debt outstanding that was not protected by interest rate swaps. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower during the 12 months ended September 30, 2007, our interest expense relating to this debt would increase or decrease by approximately $1.5 million.

For a discussion of our swaps in effect at September 30, 2007, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Interest Rate Hedging Activities.” If LIBOR interest rates increase by 100 basis points, the aggregate fair market value of these swaps as of September 30, 2007 would increase by approximately $0.4 million. If LIBOR interest rates decrease by 100 basis points, the aggregate fair market value of these swaps as of September 30, 2007 would decrease by approximately $0.4 million.

In addition, we are exposed to certain losses in the event of nonperformance by the counterparties under the swaps. We expect the counterparties, which are major financial institutions, to perform fully under the swaps. However, if a counterparty defaults on its obligations under a swap, we could be required to pay the full rates on our debt, even if such rates were in excess of the rate in the contract.

ITEM 4. CONTROLS AND PROCEDURES

GENERAL

The purpose of this section is to discuss the effectiveness of our disclosure controls and procedures and recent changes in our internal control over financial reporting. The statements in this section represent the conclusions of Edward J. Fritsch, the Company’s President and Chief Executive Officer, and Terry L. Stevens, the Company’s Senior Vice President and Chief Financial Officer.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company, which is our general partner and conducts virtually all of its operations through us, has reported in its 2006 Annual Report on Form 10-K that the Company’s internal control over financial reporting was not effective as of December 31, 2006 due to material weaknesses that existed as of such date in the internal control environment associated with our accounting for real estate assets. Although we are not required under Section 404 of the Sarbanes-Oxley Act of 2002 to report on the effectiveness of our internal control over financial report because we are not an accelerated filer, the Company’s management believes that material weaknesses in the Company’s internal control over financial reporting also represent material weaknesses in our internal control over financial reporting, which could cause a material misstatement of our financial statements.

Changes in the Company’s internal control over financial reporting also constitute changes in our internal control over financial reporting. The changes described below that occurred and were occurring during the nine months ended September 30, 2007 and through the date of this filing are intended to materially improve both the Company’s and our internal control over financial reporting. As of the date of this filing, the Company has developed and implemented remediation plans to improve the internal control environment associated with the material weaknesses that existed as of December 31, 2006. First, the Company has converted from a supplemental software package, which had been used for tracking detailed fixed asset records and for calculating depreciation, to the detailed fixed asset and depreciation module contained within and integrated to our general ledger package. This conversion has eliminated the need to reconcile the supplemental system to the general ledger, enhanced the effectiveness of current fixed asset account reconciliations, and allowed for the development and use of additional integrity reports to analyze our fixed asset and related depreciation accounts. Second, the Company began using centralized lease approval software to identify and properly account for all tenant improvements undertaken by tenants. Third, the Company has implemented additional analytical procedures to reasonably assure that costs related to in-process building improvements, tenant improvements and new development completion costs are identified and properly accrued in our consolidated financial statements on a timely basis. Fourth, the Company set up an internal steering committee and hired an outside consultant to evaluate our current use of the job-cost module within the Company’s general ledger package and design and implement improved procedures in use of the software to track the percentage of completion of jobs that are in process. The first phase of this project is in the roll-out stage with expected completion in December 2007. Fifth, the Company plans to use our centralized invoice approval software to process all invoices related to in-process building improvements, tenant improvements and new development completion costs. Sixth, the Company created a Director of SOX Compliance position, which was filled in November 2007, to oversee the current project to develop and implement a Company-wide policy and procedures manual for use by divisional and accounting staff to reasonably assure consistent and appropriate assessment and application of generally accepted accounting principles. Seventh, the Company has hired a Chief Accounting Officer who started with the Company in August 2007. Since the Company has not yet evaluated through formal testing all of its remediation activities nor has it been required to undertake a formal evaluation of its internal control over financial reporting since December 31, 2006, no assurances can be given that the material weaknesses that existed at December 31, 2006 have been sufficiently remediated as of the date of this filing. The Company’s management is working closely with the audit committee to monitor its ongoing efforts to improve our internal control over financial reporting and to monitor the ongoing remediation of the aforementioned material weaknesses.

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

In 2006 and March 2007, we received assessments for state excise taxes and related interest amounting to approximately $5.5 million, related to periods 2002 through 2005. In the fourth quarter of 2006, approximately $0.5 million was accrued and charged to operating expenses in anticipation of a probable settlement of these claims. We received an executed settlement agreement relating to these claims in October 2007, which resulted in no change to the amount previously accrued. Legal fees related to this matter were nominal and were charged to operating expenses as incurred in 2006 and 2007.

ITEM 5. OTHER INFORMATION

Daniel L. Clemmens, 38, joined the Company on August 13, 2007 as Vice President and Chief Accounting Officer. Mr. Clemmens is responsible for managing the Accounting Department and will oversee all aspects of internal and external financial reporting. Prior to joining the Company, Mr. Clemmens was a Senior Manager with Ernst & Young LLP in Atlanta where he worked for 13 years. Mr. Clemmens has extensive experience in the real estate industry, having led Ernst & Young's outside audit engagement team focusing on a variety of public REITs. Mr. Clemmens consulted with the principal E&Y engagement partner with respect to us beginning in late 2004 and served as senior manager of E&Y's engagement team for its 2004 audit of our financial statements. Mr. Clemmens is a graduate of Arizona State University and is a Certified Public Accountant.

Subsequent to the issuance of the interim financial statements for the period ended June 30, 2007, management determined that cash disposition proceeds that are set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments should have been presented as restricted cash rather than as cash and cash equivalents, as previously reported. Accordingly, we intend to restate our interim Consolidated Financial Statements as of March 31, 2007 and June 30, 2007 as described in the notes to the Consolidated Financial Statements included herein. As a result of the misstatements in cash provided by investing activities and cash and cash equivalents, the interim Consolidated Statement of Cash Flows for the three months and six months ended March 31, 2007 and June 30, 2007, and the cash and cash equivalents and the restricted cash balances in the Consolidated Balance Sheets as of March 31, 2007 and June 30, 2007, included in our Quarterly Reports on Form 10-Q for the first and second quarters of 2007, should no longer be relied upon. We have discussed these matters with our independent registered public accountants. The restatement will not impact our Consolidated Statements of Income in any period, nor will it impact the annual financial statements.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Highwoods Properties, Inc. Retirement Plan, effective as of March 1, 2006 (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWOODS REALTY LIMITED PARTNERSHIP
By: Highwoods Properties, Inc., as sole general partner
By:	/s/ EDWARD J. FRITSCH
Edward J. Fritsch
President and Chief Executive Officer

By:	/s/ TERRY L. STEVENS
Terry L. Stevens
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2007