Form 10-Q/A
period 2007-03-31
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2008-03-13
CIK 941713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this amended Quarterly Report is to set forth unaudited interim financial statements for the periods presented on a restated basis that present cash disposition proceeds that are set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments as restricted cash rather than as cash and cash equivalents (see Note 14 to the Consolidated Financial Statements). In addition, in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the operations of any property sold during the nine months ended December 31, 2007 have been reclassified into discontinued operations. The aforementioned financial statements should be read in conjunction with the notes to Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included herein and in our 2006 Annual Report on Form 10-K. As permitted by Rule 12b-15 of the Securities Exchange Act, this amended filing includes the complete text of only those items amended. Accordingly, Part I, Items 3 and 4, and Part II, Items 1 through 5, have been omitted from this filing.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

(Unaudited and in thousands, except unit and per unit amounts)

	March 31, 2007	December 31, 2006
Assets:	(as restated - see Note 14)
Real estate assets, at cost:
Land	$350,132	$345,435
Buildings and tenant improvements	2,615,373	2,572,575
Development in process	108,074	101,899
Land held for development	106,007	109,152
	3,179,586	3,129,061
Less-accumulated depreciation	(609,035)	(588,198)
Net real estate assets	2,570,551	2,540,863
Real estate and other assets, net, held for sale	5,519	34,944
Cash and cash equivalents	817	15,838
Restricted cash	17,769	2,027
Accounts receivable, net of allowance of $1,011 and $1,253, respectively	24,830	23,347
Notes receivable, net of allowance of $780 and $786, respectively	7,295	7,871
Accrued straight-line rents receivable, net of allowance of $749 and $301, respectively	69,920	68,364
Investment in unconsolidated affiliates	58,833	57,365
Deferred financing and leasing costs, net of accumulated amortization	68,885	66,352
Prepaid expenses and other assets	19,844	20,678
Total Assets	$2,844,263	$2,837,649
Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital:
Mortgages and notes payable	$1,487,355	$1,464,266
Accounts payable, accrued expenses and other liabilities	138,501	156,772
Financing obligations	35,529	35,530
Total Liabilities	1,661,385	1,656,568
Commitments and Contingencies (see Note 11)
Minority interest	3,175	2,878
Redeemable Operating Partnership Units:
Common Units, 4,114,943 and 4,733,200 units issued and outstanding at March 31, 2007 and December 31, 2006, respectively	162,499	192,925
Series A Preferred Units (liquidation preference $1,000 per unit), 104,945 units issued and outstanding at March 31, 2007 and December 31, 2006	104,945	104,945
Series B Preferred Units (liquidation preference $25 per unit), 3,700,000 units issued and outstanding at March 31, 2007 and December 31, 2006, respectively	92,500	92,500
Total Redeemable Operating Partnership Units	359,944	390,370
Partners’ Capital:
Common Units:
General partner Common Units, 604,168 and 605,355 units issued and outstanding at March 31, 2007 and December 31, 2006, respectively	8,211	7,893
Limited partner Common Units, 55,697,683 and 55,196,984 units issued and outstanding at March 31, 2007 and December 31, 2006, respectively	812,921	781,455
Accumulated other comprehensive loss	(1,373)	(1,515)
Total Partners’ Capital	819,759	787,833
Total Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital	$2,844,263	$2,837,649

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2007	2006
Rental and other revenues	$106,673	$99,253

Operating expenses:
Rental property and other expenses	38,047	35,054
Depreciation and amortization	29,138	27,130
General and administrative	10,951	8,757
Total operating expenses	78,136	70,941
Interest expenses:
Contractual	22,631	23,810
Amortization of deferred financing costs	566	744
Financing obligations	992	942
	24,189	25,496
Other income:
Interest and other income	1,371	1,817
	1,371	1,817
Income before disposition of property, insurance gain, minority interest and
equity in earnings of unconsolidated affiliates	5,719	4,633
Gains on disposition of property, net	16,743	4,310
Gain from property insurance settlement	4,128	—
Minority interest	(180)	(91)
Equity in earnings of unconsolidated affiliates	9,660	1,962
Income from continuing operations	36,070	10,814
Discontinued operations:
Income from discontinued operations	716	2,100
Gains on sales of discontinued operations	19,743	1,483
	20,459	3,583
Net income	56,529	14,397
Distributions on preferred units	(4,113)	(4,724)
Excess of preferred unit redemption cost over carrying value	—	(1,803)
Net income available for common unitholders	$52,416	$7,870

Net income per common unit - basic:
Income from continuing operations	$0.53	$0.07
Income from discontinued operations	0.34	0.06
Net income	$0.87	$0.13
Weighted average common units outstanding - basic	60,173	58,826

Net income per common unit - diluted:
Income from continuing operations	$0.52	$0.07
Income from discontinued operations	0.33	0.06
Net income	$0.85	$0.13
Weighted average common units outstanding - diluted	61,491	60,179
Distributions declared per common unit	$0.425	$0.425

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Capital

For the Three Months Ended March 31, 2007

(Unaudited and in thousands, except unit amounts)

	Common Unit
	General Partners’ Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance at December 31, 2006	$7,893	$781,455	$(1,515)	$787,833
Issuance of Common Units	10	978	—	988
Redemption of Common Units	(274)	(27,128)	—	(27,402)
Distributions paid on Common Units	(256)	(25,336)	—	(25,592)
Distributions paid on Preferred Units	(41)	(4,072)	—	(4,113)
Net Income	565	55,964	—	56,529
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	303	29,939	—	30,242
Other comprehensive income	—	—	142	142
Amortization of restricted stock and stock options	11	1,121	—	1,132
Balance at March 31, 2007	$8,211	$812,921	$(1,373)	$819,759

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended March 31,
	2007	2006
	(as restated - see Note 14)
Operating activities:
Net income	$56,529	$14,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,742	28,744
Amortization of lease incentives	222	163
Amortization of restricted stock and stock options	1,132	845
Amortization of deferred financing costs	566	744
Amortization of accumulated other comprehensive loss	142	177
Gains on disposition of property	(36,486)	(5,793)
Gain from property insurance settlement	(4,128)	—
Minority interest	180	91
Equity in earnings of unconsolidated affiliates	(9,660)	(1,962)
Change in financing obligations	(1)	128
Distributions of earnings from unconsolidated affiliates	1,898	2,232
Changes in operating assets and liabilities:
Accounts receivable	(1,057)	2,345
Prepaid expenses and other assets	270	176
Accrued straight-line rents receivable	(1,572)	(2,521)
Accounts payable, accrued expenses and other liabilities	(11,933)	84
Net cash provided by operating activities	25,844	39,850
Investing activities:
Additions to real estate assets and deferred leasing costs	(66,275)	(34,783)
Proceeds from disposition of real estate assets	65,028	158,083
Proceeds from property insurance settlement	4,940	—
Distributions of capital from unconsolidated affiliates	6,326	1,178
Net repayments in notes receivable	576	513
Contributions to unconsolidated affiliates	—	(100)
Cash assumed upon consolidation of unconsolidated affiliate	—	645
Changes in restricted cash and other investing activities	(15,582)	(624)
Net cash (used in)/provided by investing activities	(4,987)	124,912
Financing activities:
Distributions paid on Common Units	(25,592)	(25,063)
Redemption of Preferred Units	—	(50,000)
Distributions paid on Preferred Units	(4,113)	(4,724)
Distributions of earnings to minority partner in consolidated affiliate	(928)	(127)
Net proceeds from the sale of Common Units	988	310
Repurchase of Common Units	(27,402)	(1,497)
Borrowings on revolving credit facility	106,125	92,000
Repayments of revolving credit facility	(409,900)	(104,500)
Borrowings on mortgages and notes payable	406,926	—
Repayments of mortgages and notes payable	(80,067)	(48,829)
Contributions from minority interest partner	1,045	—
Additions to deferred financing costs and other financing activities	(2,960)	369
Net cash used in financing activities	(35,878)	(142,061)
Net (decrease)/increase in cash and cash equivalents	(15,021)	22,701
Cash and cash equivalents at beginning of the period	15,838	970
Cash and cash equivalents at end of the period	$817	$23,671

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2007	2006
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $663 and $482 for 2007 and 2006, respectively)	$22,589	$21,316

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net asset acquisitions and dispositions subject to mortgage notes payable and other non-cash transactions:

	Three Months Ended March 31,
	2007	2006
Assets:
Net real estate assets	$—	$42,948
Restricted cash	—	(1,865)
Accounts receivable	—	102
Accrued straight-line rents receivable	—	962
Investments in unconsolidated affiliates	—	(2,066)
Deferred financing and leasing costs, net	—	287
	$—	$40,368

Liabilities:
Mortgages and notes payable	$—	$39,964
Accounts payable, accrued expenses and other liabilities	—	(1,652)
	$—	$38,312

Minority Interest and Partners’ Capital	$—	$2,056

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

The Common Units are owned by the Company and by certain limited partners of the Operating Partnership. The Common Units owned by the Company are classified as general partners’ capital and limited partners’ capital. As discussed above, the Operating Partnership is generally obligated to redeem each of the Common Units not owned by the Company (the “Redeemable Operating Partnership Units”). When a common unitholder redeems a Common Unit for a share of Common Stock or cash, the Company’s share in the Operating Partnership will increase. The Redeemable Operating Partnership Common Units are classified outside of the permanent partners’ capital in the accompanying balance sheet at their fair market value (equal to the fair market value of a share of Common Stock) at the balance sheet date. The Redeemable Operating Partnership Preferred Units are stated at liquidated cost.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Basis of Presentation

The Consolidated Financial Statements of the Operating Partnership are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Certain amounts in the December 31, 2006 Consolidated Balance Sheet have been reclassified to conform to the current presentation. As more fully described in Note 9, as required by SFAS No. 144, the Consolidated Balance Sheet at December 31, 2006 was revised from previously reported amounts to reflect in real estate and other assets held for sale those properties held for sale at March 31, 2007. The Consolidated Statements of Income for the three months ended March 31, 2006 were also revised from previously reported amounts to reflect in discontinued operations the operations of any property sold in all of 2007.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In the fourth quarter of 2006, the Operating Partnership entered into an agreement with REES to ground lease certain development land to special purpose entities owned by REES. Under the agreement, REES makes an equity contribution to each such entity in an amount equal to 7% of the costs of constructing properties on the entity’s land (not to exceed $4.0 million outstanding in the aggregate at any time). REES earns an agreed fixed return for its economic investment in the entity. The balance of development costs are funded by third party construction loans. Until such third party construction loans are obtained, the remaining 93% of costs are loaned by the Company to the entity. Subject to the exercise of a purchase option, it is expected that the properties will be acquired by the Operating Partnership in the future at an amount generally equal to the actual development costs incurred plus the fixed return earned by REES for its economic investment in these entities. Because the Operating Partnership is considered the primary beneficiary, the Operating Partnership consolidates these special purpose entities in accordance with FIN 46(R). Consolidated entities will be re-evaluated for primary beneficiary status when the entity undertakes additional activity, such as placing the development projects in-service. REES’s investment in these entities is included in minority interest. All costs to form the entities and other related fees have been expensed as incurred.

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

On March 22, 2007, the Operating Partnership issued $400 million aggregate principal amount of 5.85% Notes due March 15, 2017, net of original issue discount of $1.2 million. The notes were issued under the indenture, dated as of December 1, 1996, among the Operating Partnership, the Company and U.S. Bank National Association (as successor in interest to Wachovia Bank, N.A.), the trustee, and pursuant to resolutions of the Board of Directors of the Company and an officers’ certificate dated as of March 22, 2007 establishing the terms of the notes. The Operating Partnership used the net proceeds from the issuance of the notes to repay borrowings outstanding under an unsecured non-revolving credit facility that was obtained on January 31, 2007 (which was subsequently terminated) and under the revolving credit facility. In connection with the completion of the offering, the Company and the Operating Partnership entered into a registration rights agreement dated March 22, 2007 with the initial purchasers of the notes. The registration rights agreement requires the Operating Partnership to file, within 90 days after the closing date of the sale of the notes, a registration statement with respect to an offer to exchange the notes for other freely tradable notes that are registered under the Securities Act of 1933 and to cause such exchange offer registration statement to become effective within 180 days after the closing date. The Operating Partnership is required to complete the exchange offer within 210 days after the closing date. If the Operating Partnership fails to comply with the provisions of the registration rights agreement, the interest rate will be increased by 0.25% per annum during the 90-day period immediately following the default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event shall such increase exceed 0.50% per annum. Management currently believes that the Company and the Operating Partnership will timely fulfill their obligations under the registration rights agreement and, accordingly, no amounts have been recorded for potential future additional interest costs.

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

The Company also has issued shares of restricted stock to officers under its Stock Option Plan that will vest if the Company’s total shareholder return exceeds the average total returns of a selected group of peer companies over a three-year period. If the Company’s total shareholder return does not equal or exceed such average total returns, none of the total return-based restricted stock will vest. The 2006 and 2007 grants also contain a provision allowing for partial vesting if the annual total return in any given year of the three-year period exceeds 9% on an absolute basis. The grant date fair values of each such share of total return-based restricted stock are being amortized to expense on a straight-line method over the three-year period.

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

As part of its business strategy, the Operating Partnership will from time to time selectively dispose of non-core properties in order to use the net proceeds for investments, for repayment of debt and/or redemption of Preferred Stock or other purposes. The table below sets forth the net operating results and net carrying value of those assets classified as discontinued operations in the Operating Partnership’s Consolidated Financial Statements. These assets classified as discontinued operations comprise 4.2 million square feet of office and industrial properties and 156 rental residential units sold during 2006 and all of 2007. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from the ongoing operations of the Operating Partnership to discontinued operations, and the Operating Partnership will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended March 31,
	2007	2006
Rental and other revenues	$2,293	$6,173
Operating expenses:
Rental property and other expenses	983	2,382
Depreciation and amortization	604	1,614
Total operating expenses	1,587	3,996
Interest expense	-	103
Other income	10	26
Income from discontinued operations	716	2,100
Gains on sales of discontinued operations	19,743	1,483
Total discontinued operations	$20,459	$3,583

The net book value of properties classified as discontinued operations that were sold during 2006 and all of 2007 aggregated $282.4 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.	DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Land	$-	$3,462
Land held for development	5,391	14,983
Buildings and tenant improvements	-	21,949
Accumulated depreciation	-	(6,829)
Net real estate assets	5,391	33,565
Deferred leasing costs, net	-	435
Accrued straight line rents receivable	-	727
Prepaid expenses and other	128	217
Total assets	$5,519	$34,944
Tenant security deposits, deferred rents and accrued costs (1)	$220	$525

______________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10.	EARNINGS PER UNIT

The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended March 31,
	2007	2006
Basic income per unit:
Numerator:
Income from continuing operations	$36,070	$10,814
Preferred Unit distributions	(4,113)	(4,724)
Excess of Preferred Unit redemption costs over carrying value	-	(1,803)
Income from continuing operations available for common unitholders	31,957	4,287
Income from discontinued operations	20,459	3,583
Net income available for common unitholders	$52,416	$7,870
Denominator:
Denominator for basic earnings per unit – weighted average units (1)	60,173	58,826
Basic earnings per unit:
Income from continuing operations	$0.53	$0.07
Income from discontinued operations	0.34	0.06
Net income	$0.87	$0.13
Diluted income per unit:
Numerator:
Income from continuing operations	$36,070	$10,814
Preferred Unit distributions	(4,113)	(4,724)
Excess of Preferred Unit redemption costs over carrying value	-	(1,803)
Income from continuing operations available for common unitholders	31,957	4,287
Income from discontinued operations	20,459	3,583
Net income available for common unitholders	$52,416	$7,870
Denominator:
Denominator for basic earnings per unit – adjusted weighted average units (1)	60,173	58,826
Add:
Employee and director stock options and warrants	1,060	1,198
Unvested restricted stock	258	155
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversions	61,491	60,179 (2)
Diluted earnings per unit:
Income from continuing operations	$0.52	$0.07
Income from discontinued operations	0.33	0.06
Net income	$0.85	$0.13

______________

(1)	Weighted average units exclude unvested restricted units pursuant to SFAS 128.
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

In connection with the adoption of FIN 48, the Operating Partnership recorded no liabilities for uncertain tax positions including for the taxable REIT subsidiary. However, the Company recorded a $1.4 million liability in the quarter ended March 31, 2007 for an uncertain tax position. The Company believes it is reasonably possible that, within 12 months, the liability for the uncertain tax position will be reversed, and income recognized by the Company, upon the expiration of the applicable statute of limitations. If this liability for the uncertain tax position and any related interest or penalties are ever paid by the Company, the Operating Partnership would reimburse the Company for these costs, as provided under the partnership agreement. Because such reimbursable liability is not considered probable at this time, under the requirements pursuant to SFAS No. 5, “Accounting for Contingencies,” no corresponding liability has been recorded in the Operating Partnership’s consolidated financial statements for the quarter ended March 31, 2007.

The statute of limitations has not expired with respect to the Company’s tax returns for the years 2003 through 2006.

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

The following table summarizes the rental income, net operating income and assets for each reportable segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Rental and Other Revenues: (1)
Office segment	$87,268	$82,198
Industrial segment	7,562	6,553
Retail segment	11,550	10,227
Residential segment	293	275
Total Rental and Other Revenues	$106,673	$99,253
Net Operating Income: (1)
Office segment	$55,020	$51,464
Industrial segment	5,830	5,644
Retail segment	7,627	6,927
Residential segment	149	164
Total Net Operating Income	68,626	64,199
Reconciliation to income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(29,138)	(27,130)
General and administrative expense	(10,951)	(8,757)
Interest expense	(24,189)	(25,496)
Interest and other income	1,371	1,817
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	$5,719	$4,633

	March 31, 2007	December 31, 2006
Total Assets: (2)
Office segment	$2,222,300	$2,218,705
Industrial segment	230,794	228,121
Retail segment	245,451	247,887
Rental residential segment	18,269	20,559
Corporate and other	127,449	122,377
Total Assets	$2,844,263	$2,837,649

______________

(1)	Net of discontinued operations.
(2)	Real estate and other assets held for sale are included in this table according to the segment type.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

14.	OTHER EVENTS

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

Misstatement of Restricted Cash

Subsequent to the issuance of the interim financial statements for the period ended March 31, 2007, management determined that cash disposition proceeds that are set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments should have been presented as restricted cash rather than as cash and cash equivalents, as previously reported. As a result of this misstatement, we have restated our interim Consolidated Balance Sheet as of March 31, 2007 and the related Consolidated Statement of Cash Flows for the three months ended March 31, 2007 as more fully set forth in the table below. The restatement did not impact our Consolidated Statements of Income in any period.

	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
As of March 31, 2007:
Cash and cash equivalents	$16,894	$(16,077)	$817
Restricted cash	$1,692	$16,077	$17,769

Consolidated Statement of Cash Flows
Three months ended March 31, 2007:
Changes in restricted cash and other investing activities	$495	$(16,077)	$(15,582)
Net cash provided by/(used in) investing activities	$11,090	$(16,077)	$(4,987)
Net increase/(decrease) in cash and cash equivalents	$1,056	$(16,077)	$(15,021)
Cash and cash equivalents at end of period	$16,894	$(16,077)	$817

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the accompanying Consolidated Financial Statements and related notes contained elsewhere in this Quarterly Report. This discussion and analysis gives effect to the restatement as discussed in Note 14 to the accompanying Consolidated Financial Statements. In addition, in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the operations of any property sold during the nine months ended December 31, 2007 have been reclassified into discontinued operations.

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

Three Months Ended March 31, 2007 and 2006

The following table sets forth information regarding our unaudited results of operations for the three months ended March 31, 2007 and 2006 ($ in millions):

	Three Months Ended March 31,		2007 to 2006
	2007	2006	$ Change	% of Change
Rental and other revenues	$106.6	$99.3	$7.3	7.4%
Operating expenses:
Rental property and other expenses	38.0	35.1	2.9	8.3
Depreciation and amortization	29.1	27.1	2.0	7.4
General and administrative	11.0	8.8	2.2	25.0
Total operating expenses	78.1	71.0	7.1	10.0
Interest expenses:
Contractual	22.6	23.8	(1.2)	(5.0)
Amortization of deferred financing costs	0.6	0.7	(0.1)	(14.3)
Financing obligations	1.0	0.9	0.1	11.1
	24.2	25.4	(1.2)	(4.7)
Other income:
Interest and other income	1.4	1.8	(0.4)	(22.2)
	1.4	1.8	(0.4)	(22.2)
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	5.7	4.7	1.0	21.3
Gains on disposition of property, net	16.7	4.3	12.4	288.4
Gain from property insurance settlement	4.1	-	4.1	100.0
Minority interest	(0.1)	(0.1)	-	-
Equity in earnings of unconsolidated affiliates	9.7	1.9	7.8	410.5
Income from continuing operations	36.1	10.8	25.3	234.3
Discontinued operations:
Income from discontinued operations	0.7	2.1	(1.4)	(66.7)
Gains on sales of discontinued operations	19.7	1.5	18.2	1,213.3
	20.4	3.6	16.8	466.7
Net income	56.5	14.4	42.1	292.4
Distributions on Preferred Units	(4.1)	(4.7)	0.6	12.8
Excess of Preferred Unit redemption cost over carrying value	-	(1.8)	1.8	100.0
Net income available for common unitholders	$52.4	$7.9	$44.5	563.3%

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

Rental Property and Other Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $2.9 million in the first quarter of 2007 compared to the first quarter of 2006, primarily as a result of general inflationary increases in certain operating expenses, such as utility costs, insurance costs and real estate taxes. In addition, rental property and operating expenses of developed properties placed in service in 2006 and the three months ended March 31, 2007 contributed to the increase in the first quarter of 2007.

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

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $20.4 million and $3.6 million as discontinued operations for the three months ended March 31, 2007 and 2006, respectively. These amounts relate to 4.2 million square feet of office and industrial property and 156 rental residential units sold during 2006 and 2007. These amounts include net gains on the sale of these properties of $19.7 million and $1.5 million in the three months ended March 31, 2007 and 2006, respectively.

Preferred Distributions and Excess of Preferred Unit Redemption Costs in Excess of Carrying Value

Preferred distributions and excess of preferred unit redemption costs decreased $0.6 million and $1.8 million, respectively, due to a redemption of $50 million of Preferred Units in the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first three months of 2007 as compared to the first three months of 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006	Change
Cash Provided By Operating Activities	$25,844	$39,850	$(14,006)
Cash (Used In)/Provided By Investing Activities	(4,987)	124,912	(129,899)
Cash Used In Financing Activities	(35,878)	(142,061)	106,183
Total Cash Flows	$(15,021)	$22,701	$(37,722)

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

The decrease of $129.9 million in cash provided by investing activities in the three months ended March 31, 2007 compared to the same period in 2006 was primarily a result of a $93.1 million decrease in proceeds from dispositions of real estate assets and a $31.5 million increase in additions to real estate assets and deferred leasing costs and an outflow of cash in 2007 related to proceeds from dispositions which were set aside and designated for potential future tax-deferred real estate transactions. Partly offsetting these decreases in cash provided was $4.9 million received as proceeds from an insurance settlement in the first quarter of 2007.

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

On March 22, 2007, the Operating Partnership issued $400 million aggregate principal amount of 5.85% Notes due March 15, 2017, net of original issue discount of $1.2 million. The notes were issued under the indenture, dated as of December 1, 1996, among us, the Company and U.S. Bank National Association (as successor in interest to Wachovia Bank, N.A.), the trustee, and pursuant to resolutions of our Board of Directors and an officers’ certificate dated as of March 22, 2007 establishing the terms of the notes. We used the net proceeds from the issuance of the notes to repay borrowings outstanding under an unsecured non-revolving credit facility that was obtained on January 31, 2007 (which was subsequently terminated) and under the revolving credit facility. In connection with the completion of the offering, we and the Company entered into a registration rights agreement dated March 22, 2007 with the initial purchasers of the notes. The registration rights agreement requires the Operating Partnership to file, within 90 days after the closing date of the sale of the notes, a registration statement with respect to an offer to exchange the notes for other freely tradable notes that are registered under the Securities Act of 1933 and to cause such exchange offer registration statement to become effective within 180 days after the closing date. The Operating Partnership is required to complete the exchange offer within 210 days after the closing date. If the Operating Partnership fails to comply with the provisions of the registration rights agreement, the interest rate will be increased by 0.25% per annum during the 90-day period immediately following the default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event shall such increase exceed 0.50% per annum. Management currently believes that the Company and the Operating Partnership will timely fulfill their obligations under the registration rights agreement and, accordingly, no amounts have been recorded for potential future additional interest costs.

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

PART II - OTHER INFORMATION

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

Date: March 12, 2008