Form 10-Q/A
period 2007-06-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2008-03-13
CIK 941713

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

EXPLANATORY NOTE

The sole purpose of this amended Quarterly Report is to set forth unaudited interim financial statements for the periods presented on a restated basis that present cash disposition proceeds that are set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments as restricted cash rather than as cash and cash equivalents (see Note 14 to the Consolidated Financial Statements). In addition, in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the operations of any property sold during the six months ended December 31, 2007 have been reclassified into discontinued operations. The aforementioned financial statements should be read in conjunction with the notes to Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included herein and in our 2006 Annual Report on Form 10-K. As permitted by Rule 12b-15 of the Securities Exchange Act, this amended filing includes the complete text of only those items amended. Accordingly, Part I, Items 3 and 4, and Part II, Items 1 through 5, have been omitted from this filing.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

(Unaudited and in thousands, except unit and per unit amounts)

	June 30, 2007	December 31, 2006
Assets:	(as restated - see Note 14)
Real estate assets, at cost:
Land	$353,096	$345,435
Buildings and tenant improvements	2,639,080	2,572,575
Development in process	137,492	101,899
Land held for development	111,542	108,681
	3,241,210	3,128,590
Less-accumulated depreciation	(628,506)	(588,198)
Net real estate assets	2,612,704	2,540,392
Real estate and other assets, net, held for sale	3,213	35,446
Cash and cash equivalents	2,613	15,838
Restricted cash	18,019	2,027
Accounts receivable, net of allowance of $1,094 and $1,253, respectively	23,662	23,347
Notes receivable, net of allowance of $134 and $786, respectively	5,893	7,871
Accrued straight-line rents receivable, net of allowance of $393 and $301, respectively	70,798	68,364
Investment in unconsolidated affiliates	59,064	57,365
Deferred financing and leasing costs, net of accumulated amortization	69,764	66,352
Prepaid expenses and other assets	21,095	20,647
Total Assets	$2,886,825	$2,837,649
Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital:
Mortgages and notes payable	$1,557,571	$1,464,266
Accounts payable, accrued expenses and other liabilities	155,768	156,772
Financing obligations	35,683	35,530
Total Liabilities	1,749,022	1,656,568
Commitments and Contingencies (see Note 11)
Minority interest	6,519	2,878
Redeemable Operating Partnership Units:
Common Units, 4,062,293 and 4,733,200 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively	152,336	192,925
Series A Preferred Units (liquidation preference $1,000 per unit), 104,945 units issued and outstanding at June 30, 2007 and December 31, 2006	104,945	104,945
Series B Preferred Units (liquidation preference $25 per unit), 2,100,000 and 3,700,000 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively	52,500	92,500
Total Redeemable Operating Partnership Units	309,781	390,370
Partners’ Capital:
Common Units:
General partner Common Units, 607,843 and 605,355 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively	8,227	7,893
Limited partner Common Units, 56,114,153 and 55,196,984 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively	814,506	781,455
Accumulated other comprehensive loss	(1,230)	(1,515)
Total Partners’ Capital	821,503	787,833
Total Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital	$2,886,825	$2,837,649

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental and other revenues	$106,383	$100,991	$213,056	$200,244

Operating expenses:
Rental property and other expenses	38,175	36,055	76,222	71,109
Depreciation and amortization	30,030	28,106	59,168	55,236
General and administrative	10,978	9,176	21,929	17,933
Total operating expenses	79,183	73,337	157,319	144,278
Interest expenses:
Contractual	23,074	24,236	45,705	48,046
Amortization of deferred financing costs	609	582	1,175	1,326
Financing obligations	995	1,398	1,987	2,340
	24,678	26,216	48,867	51,712
Other income:
Interest and other income	2,250	1,202	3,621	3,019
Loss on debt extinguishments	-	(467)	-	(467)
	2,250	735	3,621	2,552
Income before disposition of property, insurance gain, minority
interest and equity in earnings of unconsolidated affiliates	4,772	2,173	10,491	6,806
Gains on disposition of property, net	2,341	1,008	19,084	5,318
Gain from property insurance settlement	-	-	4,128	-
Minority interest	(168)	(238)	(348)	(329)
Equity in earnings of unconsolidated affiliates	1,889	1,874	11,549	3,836
Income from continuing operations	8,834	4,817	44,904	15,631
Discontinued operations:
Income from discontinued operations	622	1,344	1,338	3,444
Gains on sales of discontinued operations	103	313	19,846	1,796
	725	1,657	21,184	5,240
Net income	9,559	6,474	66,088	20,871
Distributions on preferred units	(3,846)	(4,113)	(7,959)	(8,837)
Excess of preferred unit redemption cost over carrying value	(1,443)	-	(1,443)	(1,803)
Net income available for common unitholders	$4,270	$2,361	$56,686	$10,231

Net income per common unit - basic:
Income from continuing operations	$0.06	$0.01	$0.59	$0.08
Income from discontinued operations	0.01	0.03	0.35	0.09
Net income	$0.07	$0.04	$0.94	$0.17
Weighted average common units outstanding - basic	60,155	58,721	60,129	58,798

Net income per common unit - diluted:
Income from continuing operations	$0.06	$0.01	$0.58	$0.08
Income from discontinued operations	0.01	0.03	0.34	0.09
Net income	$0.07	$0.04	$0.92	$0.17
Weighted average common units outstanding - diluted	61,153	59,978	61,300	60,061
Distributions declared per common unit	$0.425	$0.425	$0.850	$0.850

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:	(as restated - see Note 14)
Net income	$66,088	$20,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,285	58,368
Amortization of lease incentives	500	458
Amortization of restricted stock and stock options	2,623	1,880
Amortization of deferred financing costs	1,175	1,326
Amortization of accumulated other comprehensive loss	285	354
Loss on debt extinguishments	-	467
Gains on disposition of property	(38,930)	(7,114)
Gain from property insurance settlement	(4,128)	-
Minority interest	348	329
Equity in earnings of unconsolidated affiliates	(11,549)	(3,836)
Change in financing obligations	153	700
Distributions of earnings from unconsolidated affiliates	3,656	3,802
Changes in operating assets and liabilities:
Accounts receivable	(631)	1,752
Prepaid expenses and other assets	(1,440)	(208)
Accrued straight-line rents receivable	(2,461)	(4,185)
Accounts payable, accrued expenses and other liabilities	822	(1,970)
Net cash provided by operating activities	76,796	72,994
Investing activities:
Additions to real estate assets and deferred leasing costs	(136,921)	(78,974)
Proceeds from disposition of real estate assets	73,903	159,557
Proceeds from property insurance settlement	4,940	-
Distributions of capital from unconsolidated affiliates	13,302	1,429
Net repayments in notes receivable	2,551	617
Contributions to unconsolidated affiliates	(4,716)	(100)
Cash assumed upon consolidation of unconsolidated affiliate	-	645
Changes in restricted cash and other investing activities	(15,655)	12,040
Net cash (used in)/provided by investing activities	(62,596)	95,214
Financing activities:
Distributions paid on Common Units	(51,352)	(50,127)
Redemption of Preferred Units	(40,000)	(50,000)
Distributions paid on Preferred Units	(7,959)	(8,837)
Distributions to minority partner in consolidated affiliate	(1,775)	(263)
Net proceeds from the sale of Common Units	6,214	133
Redemption of Common Units	(27,402)	(7,193)
Borrowings on revolving credit facility	226,500	461,000
Repayments of revolving credit facility	(440,000)	(353,500)
Borrowings on mortgages and notes payable	407,940	-
Repayments of mortgages and notes payable	(101,171)	(153,013)
Contributions from minority interest partner	5,068	-
Additions to deferred financing costs and other financing activities	(3,488)	(2,587)
Net cash used in financing activities	(27,425)	(164,387)
Net (decrease)/increase in cash and cash equivalents	$(13,225)	$3,821
Cash and cash equivalents at beginning of the period	15,838	970
Cash and cash equivalents at end of the period	$2,613	$4,791

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental and other revenues	$2,083	$4,836	$4,376	$11,009
Operating expenses:
Rental property and other expenses	950	1,896	1,933	4,278
Depreciation and amortization	513	1,518	1,117	3,132
Total operating expenses	1,463	3,414	3,050	7,410
Interest expense	-	102	-	205
Other income	2	24	12	50
Income from discontinued operations	622	1,344	1,338	3,444
Gains on sales of discontinued operations	103	313	19,846	1,796
Total discontinued operations	$725	$1,657	$21,184	$5,240

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

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Land	$-	$3,462
Land held for development	3,159	15,454
Buildings and tenant improvements	-	21,949
Accumulated depreciation	-	(6,829)
Net real estate assets	3,159	34,036
Deferred leasing costs, net	-	435
Accrued straight line rents receivable	-	727
Prepaid expenses and other	54	248
Total assets	$3,213	$35,446
Tenant security deposits, deferred rents and accrued costs (1)	$110	$525

______________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10.	EARNINGS PER UNIT

The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic income per unit:
Numerator:
Income from continuing operations	$8,834	$4,817	$44,904	$15,631
Preferred Unit distributions	(3,846)	(4,113)	(7,959)	(8,837)
Excess of Preferred Unit redemption costs over carrying value	(1,443)	-	(1,443)	(1,803)
Income from continuing operations available for common unitholders	3,545	704	35,502	4,991
Income from discontinued operations	725	1,657	21,184	5,240
Net income available for common unitholders	$4,270	$2,361	$56,686	$10,231
Denominator:
Denominator for basic earnings per unit – weighted average units (1)	60,155	58,721	60,129	58,798
Basic earnings per unit:
Income from continuing operations	$0.06	$0.01	$0.59	$0.08
Income from discontinued operations	0.01	0.03	0.35	0.09
Net income	$0.07	$0.04	$0.94	$0.17

Diluted income per unit:
Numerator:
Income from continuing operations	$8,834	$4,817	$44,904	$15,631
Preferred Unit distributions	(3,846)	(4,113)	(7,959)	(8,837)
Excess of Preferred Unit redemption costs over carrying value	(1,443)	-	(1,443)	(1,803)
Income from continuing operations available for common unitholders	3,545	704	35,502	4,991
Income from discontinued operations	725	1,657	21,184	5,240
Net income available for common unitholders	$4,270	$2,361	$56,686	$10,231
Denominator:
Denominator for basic earnings per unit – adjusted weighted average units (1)	60,155	58,721	60,129	58,798
Add:
Employee and director stock options and warrants	722	1,144	883	1,169
Unvested restricted stock	276	113	288	94
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversions (2)	61,153	59,978	61,300	60,061
Diluted earnings per unit:
Income from continuing operations	$0.06	$0.01	$0.58	$0.08
Income from discontinued operations	0.01	0.03	0.34	0.09
Net income	$0.07	$0.04	$0.92	$0.17

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

The following table summarizes the rental income, net operating income and assets for each reportable segment for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental and other revenues: (1)
Office segment	$88,264	$83,286	$175,531	$164,559
Industrial segment	7,392	7,287	14,954	14,448
Retail segment	10,439	10,140	21,990	20,684
Residential segment	288	278	581	553
Total rental and other revenues	$106,383	$100,991	$213,056	$200,244
Net operating income: (1)
Office segment	$55,696	$52,416	$110,721	$104,050
Industrial segment	5,542	5,626	11,367	11,090
Retail segment	6,835	6,725	14,463	13,661
Residential segment	135	169	283	334
Total net operating income	68,208	64,936	136,834	129,135
Reconciliation to income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(30,030)	(28,106)	(59,168)	(55,236)
General and administrative expense	(10,978)	(9,176)	(21,929)	(17,933)
Interest expense	(24,678)	(26,216)	(48,867)	(51,712)
Interest and other income	2,250	1,202	3,621	3,019
Loss on debt extinguishments	-	(467)	-	(467)
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	$4,772	$2,173	$10,491	$6,806

	June 30, 2007	December 31, 2006
Total Assets: (2)
Office segment	$2,246,762	$2,218,705
Industrial segment	243,989	228,121
Retail segment	244,338	247,887
Rental residential segment	20,284	20,559
Corporate and other	131,452	122,377
Total Assets	$2,886,825	$2,837,649

______________

(1)	Net of discontinued operations.
(2)	Real estate and other assets held for sale are included in this table according to the segment type.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

14.	OTHER EVENTS

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

Misstatement of Restricted Cash

Subsequent to the issuance of the interim financial statements for the period ended June 30, 2007, management determined that cash disposition proceeds that are set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments should have been presented as restricted cash rather than as cash and cash equivalents, as previously reported. As a result of this misstatement, we have restated our interim Consolidated Balance Sheet as of June 30, 2007 and the related Consolidated Statement of Cash Flows for the six months ended June 30, 2007 as more fully set forth in the table below. The restatement did not impact our Consolidated Statements of Income in any period.

	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
As of June 30, 2007:
Cash and cash equivalents	$16,852	$(14,239)	$2,613
Restricted cash	$3,780	$14,239	$18,019

Consolidated Statement of Cash Flows
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the accompanying Consolidated Financial Statements and related notes contained elsewhere in this Quarterly Report. This discussion and analysis gives effect to the restatement as discussed in Note 14 to the accompanying Consolidated Financial Statements. In addition, in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the operations of any property sold during the six months ended December 31, 2007 have been reclassified into discontinued operations.

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

Three Months Ended June 30, 2007 and 2006

The following table sets forth information regarding our unaudited results of operations for the three months ended June 30, 2007 and 2006 ($ in millions):

	Three Months Ended June 30,		2007 to 2006
	2007	2006	$ Change	% of Change
Rental and other revenues	$106.4	$101.0	$5.4	5.3%
Operating expenses:
Rental property and other expenses	38.2	36.1	2.1	5.8
Depreciation and amortization	30.0	28.1	1.9	6.8
General and administrative	11.0	9.2	1.8	19.6
Total operating expenses	79.2	73.4	5.8	7.9
Interest expenses:
Contractual	23.1	24.2	(1.1)	(4.5)
Amortization of deferred financing costs	0.6	0.6	-	-
Financing obligations	1.0	1.4	(0.4)	(28.6)
	24.7	26.2	(1.5)	(5.7)
Other income:
Interest and other income	2.3	1.2	1.1	91.7
Loss on debt extinguishments	-	(0.5)	0.5	100.0
	2.3	0.7	1.6	228.6
Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	4.8	2.1	2.7	128.6

Gains on disposition of property, net	2.3	1.0	1.3	130.0
Minority interest	(0.2)	(0.2)	-	-
Equity in earnings of unconsolidated affiliates	1.9	1.9	-	-
Income from continuing operations	8.8	4.8	4.0	83.3
Discontinued operations:
Income from discontinued operations	0.6	1.4	(0.8)	(57.1)
Gains on sales of discontinued operations	0.1	0.3	(0.2)	(66.7)
	0.7	1.7	(1.0)	(58.8)
Net income	9.5	6.5	3.0	46.2
Distributions on Preferred Units	(3.8)	(4.1)	0.3	7.3
Excess of Preferred Unit redemption cost over carrying value	(1.4)	-	(1.4)	(100.0)
Net income available for common unitholders	$4.3	$2.4	$1.9	79.2%

Rental and Other Revenues

Rental and other revenues increased $5.4 million in the second quarter of 2007 compared to 2006 primarily from higher average occupancy in 2007 as compared to 2006, the contribution from developed properties placed in service in 2006 and the first six months of 2007 and higher escalation income in 2007 as a result of the increase in operating expenses for the same period.

Rental Property and Other Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $2.1 million in the second quarter of 2007 compared to the second quarter of 2006, primarily as a result of general inflationary increases in certain operating expenses, such as utility costs, insurance costs and real estate taxes. In addition, rental property and operating expenses of developed properties placed in service in 2006 and the six months ended June 30, 2007 contributed to the increase in the second quarter of 2007.

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

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $0.7 million and $1.7 million as discontinued operations for the three months ended June 30, 2007 and 2006, respectively. These amounts relate to 4.2 million square feet of office and industrial properties and 156 rental residential units sold during 2006 and 2007. These amounts include net gains on the sale of these properties of $0.1 million and $0.3 million in the three months ended June 30, 2007 and 2006, respectively.

Preferred Distributions and Excess of Preferred Unit Redemption Costs in Excess of Carrying Value

Preferred distributions decreased $0.3 million due to a redemption of $40 million of Preferred Units in May 2007. In addition, net income available for common unitholders was reduced by $1.4 million representing the excess of the Preferred Unit redemption cost over the net carrying value.

Six Months Ended June 30, 2007 and 2006

The following table sets forth information regarding our unaudited results of operations for the six months ended June 30, 2007 and 2006 ($ in millions):

	Six Months Ended June 30,		2007 to 2006
	2007	2006	$ Change	% of Change
Rental and other revenues	$213.1	$200.2	$12.9	6.4%
Operating expenses:
Rental property and other expenses	76.2	71.1	5.1	7.2
Depreciation and amortization	59.2	55.2	4.0	7.2
General and administrative	21.9	17.9	4.0	22.3
Total operating expenses	157.3	144.2	13.1	9.1
Interest expenses:
Contractual	45.7	48.1	(2.4)	(5.0)
Amortization of deferred financing costs	1.2	1.3	(0.1)	(7.7)
Financing obligations	2.0	2.3	(0.3)	(13.0)
	48.9	51.7	(2.8)	(5.4)
Other income:
Interest and other income	3.6	3.0	0.6	20.0
Loss on debt extinguishments	-	(0.5)	0.5	100.0
	3.6	2.5	1.1	44.0
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	10.5	6.8	3.7	54.4

Gains on disposition of property, net	19.1	5.3	13.8	260.4
Gain from property insurance settlement	4.1	-	4.1	100.0
Minority interest	(0.3)	(0.3)	-	-
Equity in earnings of unconsolidated affiliates	11.5	3.8	7.7	202.6
Income from continuing operations	44.9	15.6	29.3	187.8
Discontinued operations:
Income from discontinued operations	1.4	3.4	(2.0)	(58.8)
Gains on sales of discontinued operations	19.8	1.8	18.0	1,000.0
	21.2	5.2	16.0	307.7
Net income	66.1	20.8	45.3	217.8
Distributions on Preferred Units	(8.0)	(8.8)	0.8	9.1
Excess of Preferred Unit redemption cost over carrying value	(1.4)	(1.8)	0.4	22.2
Net income available for common unitholders	$56.7	$10.2	$46.5	455.9%

Rental and Other Revenues

Rental and other revenues increased $12.9 million in the six months ended June 30, 2007 compared to the comparable period in 2006 primarily from higher average occupancy in 2007 as compared to 2006, the contribution from developed properties placed in service in 2006 and the first six months of 2007 and higher escalation income in 2007 as a result of the increase in operating expenses for the same period.

Rental Property and Other Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $5.1 million in the first six months of 2007 compared to the first six months of 2006, primarily as a result of general inflationary increases in certain operating expenses, such as utility costs, insurance costs and real estate taxes. In addition, rental property and operating expenses of developed properties placed in service in 2006 and the six months ended June 30, 2007 contributed to the increase in the first six months of 2007.

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

The $4.0 million increase in depreciation and amortization is primarily a result of the contribution from development properties placed in service in 2006 and the six months ended June 30, 2007, and an increase in building improvements, tenant improvements and deferred leasing costs related to those buildings placed in service.

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

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $21.2 million and $5.2 million as discontinued operations for the six months ended June 30, 2007 and 2006, respectively. These amounts relate to 4.2 million square feet of office and industrial properties and 156 rental residential units sold during 2006 and 2007. These amounts include net gains on the sale of these properties of $19.8 million and $1.8 million in the six months ended June 30, 2007 and 2006, respectively.

Preferred Distributions and Excess of Preferred Unit Redemption Costs in Excess of Carrying Value

Preferred distributions decreased $0.8 million due to redemptions of Preferred Units of $50 million in the first quarter of 2006 and $40 million in the second quarter of 2007. In addition, net income available for common unitholders was reduced by $1.4 million and $1.8 million in the six months ended June 30, 2007 and 2006, respectively, related to the excess of redemption cost over the net carrying value.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first six months of 2007 as compared to the first six months of 2006 (in thousands):

	Six Months Ended June 30,
	2007	2006	Change
Cash Provided By Operating Activities	$76,796	$72,994	$3,802
Cash (Used In)/Provided By Investing Activities	(62,596)	95,214	(157,810)
Cash Used In Financing Activities	(27,425)	(164,387)	136,962
Total Cash Flows	$(13,225)	$3,821	$(17,046)

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

The decrease of $157.8 million in cash provided by investing activities in the six months ended June 30, 2007 compared to the same period in 2006 was primarily a result of a $85.7 million decrease in proceeds from dispositions of real estate assets and a $57.9 million increase in additions to real estate assets and deferred leasing costs and an outflow of cash in 2007 related to proceeds from dispositions which were set aside and designated for potential future tax-deferred real estate transactions. In addition, other investing activities resulted in a decrease of $13.5 million due to the cash received from escrow during 2006, which related to a collateral substitution on an existing secured loan. Partly offsetting these decreases was an $11.9 million increase in distributions of capital from unconsolidated affiliates (see Note 2 to the Consolidated Financial Statements) during the first six months of 2007 compared to the first six months of 2006.

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