Form 10-K
period 2007-12-31
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2008-03-13
CIK 941713

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________ to___________

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

There is no public trading market for the Common Units. As a result, an aggregate market value of the Common Units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. in connection with its Annual Meeting of Stockholders to be held May 15, 2008 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

ITEM 1. BUSINESS

General

We are one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 2007, we:

•	wholly owned 311 in-service office, industrial and retail properties, encompassing approximately 26.6 million rentable square feet, and 109 rental residential units;

•

owned an interest (50.0% or less) in 67 in-service office and industrial properties, encompassing approximately 7.3 million rentable square feet, and 418 rental residential units. Five of these in-service office properties are consolidated at December 31, 2007 as more fully described in Notes 1 and 3 to the Consolidated Financial Statements;

•

wholly owned 634 acres of undeveloped land, approximately 493 acres of which are considered core holdings and which are suitable to develop approximately 7.6 million rentable square feet of office and industrial space; and

•

were developing or re-developing 15 wholly owned properties comprising approximately 2.2 million square feet that were under construction or were completed but had not achieved 95% stabilized occupancy and 139 for-sale condominiums (through a consolidated 93% owned joint venture).

At December 31, 2007, the Company owned all of the Preferred Units and 93.3% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s Preferred Stock offerings that occurred in 1997 and 1998.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604 and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets.

Our business is the acquisition, development and operation of rental real estate properties. We operate office, industrial, retail and residential properties. There are no material inter-segment transactions. See Note 18 to the Consolidated Financial Statements for a summary of the rental income, net operating income and assets for each reportable segment.

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

During 2007, we filed unqualified Section 303A certifications with the NYSE. We have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to our 2007 Annual Report.

Customers

The following table sets forth information concerning the 20 largest customers of our Wholly Owned Properties as of December 31, 2007:

Customer	Rental Square Feet	Annualized Cash Rental Revenue (1)	Percent of Total Annualized Cash Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	1,746,749	$31,626	7.62%	8.3
AT&T	656,905	12,936	3.12	2.8
PricewaterhouseCoopers	358,611	9,781	2.36	2.3
State of Georgia	367,986	7,664	1.85	2.5
T-Mobile USA	207,517	5,680	1.37	5.9
Metropolitan Life Insurance	262,586	5,022	1.21	10.0
Lockton Companies	156,255	4,090	0.99	7.2
Volvo	278,940	3,947	0.95	4.0
Syniverse Technologies, Inc.	198,750	3,931	0.95	8.8
BB&T	238,595	3,768	0.91	5.0
Northern Telecom	246,000	3,651	0.88	0.2
Fluor Enterprises, Inc.	205,036	3,625	0.87	4.1
SCI Services (2)	162,784	3,605	0.87	9.6
US Airways	182,775	3,139	0.76	3.7
Jacob’s Engineering Group, Inc.	181,794	2,918	0.70	7.7
Vanderbilt University	144,161	2,825	0.68	7.8
Lifepoint Corporate Services	129,217	2,549	0.61	3.5
Talecris Biotherapeutics	132,624	2,531	0.61	4.2
Icon Clinical Research	110,909	2,422	0.58	5.6
Wachovia	107,487	2,405	0.58	2.5
Total (3)	6,075,681	$118,115	28.47%	5.6

(1)

Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2007 multiplied by 12.

(2)	Morgan Stanley acquired SCI Services (previously known as Saxon Capital, Inc.) on December 4, 2006.
(3)	Excludes customers that may lease space in joint venture properties that are consolidated but are not Wholly Owned Properties.

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

•	engage in the development of office, industrial and other real estate projects in existing or new geographic markets, primarily in suburban in-fill business parks; and

•	acquire selective suburban office and industrial properties in existing or new geographic markets at prices below replacement cost that offer attractive returns.

Our capital recycling activities benefit from our local market presence and knowledge. Because our division officers and staff have significant real estate experience in their respective markets, we believe that we are in a better position to evaluate capital recycling opportunities than many of our competitors. In addition, our relationships with our customers and those tenants at properties for which we conduct third-party fee-based services may lead to development projects when these tenants seek new space.

The following table summarizes the changes in square footage in our in-service Wholly Owned Properties during the past three years:

	2007	2006	2005
	(rentable square feet in thousands)
Office, Industrial and Retail Properties:
Dispositions	(1,172)	(2,982)	(4,641)
Developments Placed In-Service (1)	930	33	713
Redevelopment/Other	3	(74)	(133)
Acquisitions	—	70	—
Net Change of In-Service Wholly Owned Properties	(239)	(2,953)	(4,061)

(1)	We consider a development project to be stabilized upon the earlier of the original projected stabilization date or the date such project is at least 95% occupied.

Conservative and Flexible Balance Sheet. We are committed to maintaining a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. We expect to meet our short- and long-term liquidity requirements through a combination of any one or more of:

•	cash flow from operating activities;

•	borrowings under our credit facilities;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities or partnership interests by the Company and the Operating Partnership, respectively;

•	the selective disposition of non-core land and other assets; and

•	private equity capital raised from unrelated joint venture partners involving the sale or contribution of our Wholly Owned Properties, development projects or development land.

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

Employees

As of December 31, 2007, we had 458 employees.

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

•

Reletting Costs. As leases expire, we try to either relet the space to the existing customer or attract a new customer to occupy the space. In either case, we may incur significant costs in the process, including potentially substantial tenant improvement expense or lease incentives. In addition, if market rents have declined since the time the expiring lease was executed, the terms of any new lease likely will not be as favorable to us as the terms of the expiring lease, thereby reducing the rental revenue earned from that space.

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

In addition to acquisitions, we periodically consider developing and constructing properties. Risks associated with development and construction activities include:

•	the unavailability of favorable financing;

•	construction costs exceeding original estimates;

•	construction and lease-up delays resulting in increased debt service expense and construction costs; and

•	lower than anticipated occupancy rates and rents at a newly completed property causing a property to be unprofitable or less profitable than originally estimated.

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

Certain of our properties have low tax bases relative to their estimated current fair values, and accordingly, the sale of such assets would generate significant taxable gains unless we sold such properties in a tax-free exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there could be a delay in reinvesting such proceeds. Any delay in using the reinvestment proceeds to acquire additional income producing assets would reduce our income from operations.

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

The success of our joint venture activity depends upon our ability to work effectively with financially sound partners. Instead of owning properties directly, we have in some cases invested, and may continue to invest, as a partner or a co-venturer with one or more third parties. Under certain circumstances, this type of investment may involve risks not otherwise present, including the possibility that a partner or co-venturer might become bankrupt or that a partner or co-venturer might have business interests or goals inconsistent with ours. Also, such a partner or co-venturer may take action contrary to our requests or contrary to provisions in our joint venture agreements that could harm us.

In addition, some of our joint ventures are managed on a day to day basis by our partners, and we have only limited influence on their operating decisions. The success of our investments in those joint ventures is heavily dependent on the operating and financial expertise of our partners.

If we want to sell our interests in any of our joint ventures or believe that the properties in the joint venture should be sold, we may not be able to do so in a timely manner or at all, and our partner(s) may not cooperate with our desires, which could harm us.

Our insurance coverage on our properties may be inadequate. We carry comprehensive insurance on all of our properties, including insurance for liability, fire, windstorms, flood, earthquakes and business interruption. Insurance companies, however, limit coverage against certain types of losses, such as losses due to terrorist acts, named windstorms, earthquakes and toxic mold. Thus, we may not have insurance coverage, or sufficient insurance coverage, against certain types of losses and/or there may be decreases in the insurance coverage available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. If any of our properties were to experience a catastrophic loss, it could disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our financial condition. Our existing property, casualty and liability insurance policies are scheduled to expire on June 30, 2008.

Our use of debt to finance our operations could have a material adverse effect on our cash flow and ability to make distributions. We are subject to risks normally associated with debt financing, such as the sufficiency of cash flow to meet required payment obligations, ability to comply with financial ratios and other covenants and the availability of capital to refinance existing indebtedness or fund important business initiatives. Increases in interest rates on our variable rate debt would increase our interest expense. If we fail to comply with the financial ratios and other covenants under our credit facilities, we would likely not be able to borrow any further amounts under such facilities, which could adversely affect our ability to fund our operations, and our lenders could accelerate outstanding debt.

We generally do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to make distributions to unitholders. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions. If we do not meet our mortgage financing obligations, any properties securing such indebtedness could be foreclosed on, which could have a material adverse effect on our cash flow and ability to make distributions.

Failure of the Company to qualify as a REIT could have a material adverse effect on the Operating Partnership. The Operating Partnership must rely on the Company, as our general partner, to manage the affairs and business of the Operating Partnership.  The Company is subject to certain risks that may affect its financial and other conditions, including particularly adverse consequences if it fails to qualify as a REIT for federal income tax purposes. While the Company intends to operate in a manner that will allow it to continue to qualify as a REIT, we cannot assure you that it will remain qualified as such in the future. Many of the requirements for taxation as a REIT are highly technical and complex and depend upon various factual matters and circumstances that may not be entirely within our control. For example, to qualify as a REIT, at least 95.0% of the Company’s gross income must come from certain sources that are itemized in the REIT tax laws. The Company is also required to distribute to stockholders at least 90.0% of its REIT taxable income, excluding capital gains. The fact that the Company holds virtually all of the assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the Company’s REIT status. Furthermore, Congress and the IRS might change the tax laws and regulations and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT. If the Company fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates and would, therefore, have less cash available for investments or payment of principal and interest to our creditors or bondholders. This would likely have a significant adverse effect on the Operating Partnership's financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wholly Owned Properties

As of December 31, 2007, we owned all of the ownership interests in 311 in-service office, industrial and retail properties, encompassing approximately 26.6 million rentable square feet, and 109 rental residential units. The following table sets forth information about our Wholly Owned Properties (including properties classified as held for sale) and our development properties as of December 31, 2007 and 2006:

	December 31, 2007			December 31, 2006
	Rentable Square Feet		Percent Leased/ Pre-Leased	Rentable Square Feet		Percent Leased/ Pre-Leased
In-Service:
Office (1)	19,260,000		91.1%	19,244,000		89.0%
Industrial	6,036,000		94.2	6,281,000		91.7
Retail (2)	1,317,000		94.9	1,327,000		95.7
Total or Weighted Average	26,613,000	(3)	92.0%	26,852,000	(3)	90.0%

Development:
Completed—Not Stabilized (4)
Office (1)	607,000		75.9%	504,000		62.8%
Industrial	681,000		78.2	418,000		44.0
Total or Weighted Average	1,288,000		77.1%	922,000		54.3%

In Process (7)
Office (1)	887,000		59.9%	1,357,000		55.3%
Industrial	—		—	383,000		—
Retail	30,000		100.0	—		—
For Sale Residential (5)	139 units		—	—		—
Total or Weighted Average	917,000		61.2%	1,740,000		43.1%

Total:
Office (1)	20,754,000			21,105,000
Industrial	6,717,000			7,082,000
Retail (2)	1,347,000			1,327,000
Total or Weighted Average (3), (5), (6)	28,818,000			29,514,000

(1)	Substantially all of our office properties are located in suburban markets.
(2)	Excludes 428,000 square feet of basement space in the Country Club Plaza and other Kansas City retail properties.
(3)	Rentable square feet excludes the 109 residential units.
(4)	We consider a development project to be stabilized upon the earlier of the original projected stabilization date or the date such project is at least 95% occupied.
(5)

In January 2007, we executed a joint venture agreement for this development. We now have a 93% interest and we consolidate this joint venture. Because of the 93% ownership level, we include this consolidated residential development in the above table of Wholly Owned Properties. As of December 31, 2007, binding sale contracts had been executed for all 139 residential condominiums. $3.9 million of deposits related to these contracts, which are non-refundable unless we default in our obligation to deliver the units, had been received. These residential units are not part of the In-Process total or weighted average for square feet and pre-leasing percentage.

(6)

Excludes 618,000 square feet of office properties from the following joint venture properties that are consolidated but are not Wholly Owned Properties: (1) one office property that was sold to SF-HIW Harborview Plaza, LP, a 20% owned joint venture, but which is accounted for as a financing under SFAS No. 66, “Accounting for Sales of Real Estate (“SFAS No. 66”), and thus remains consolidated as described in Note 3 to the Consolidated Financial Statements, and (2) four office properties owned by Highwoods-Markel Associates, LLC, a 50% owned joint venture, which is consolidated beginning January 1, 2006, as described in Notes 1 and 2 to the Consolidated Financial Statements.

(7)

We consider development properties held by the 93% owned consolidated joint venture with Real Estate Exchange Services (“REES”), as described in Note 1 to the Consolidated Financial Statements, to be Wholly Owned Properties because it is probable that we will exercise our purchase option in the future and own 100% of the properties.

The following table sets forth geographic and other information about our in service Wholly Owned Properties at December 31, 2007:

	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Market			Office	Industrial	Retail	Total
Raleigh, NC (2)	3,554,000	91.5%	15.4%	—	—	15.4%
Atlanta, GA	5,289,000	93.0	9.7	3.8%	—	13.5
Kansas City, MO (3)	2,215,000	89.4	4.4	—	9.5%	13.9
Tampa, FL	2,418,000	95.0	13.5	—	—	13.5
Nashville, TN	3,184,000	95.1	13.3	—	—	13.3
Piedmont Triad, NC (4)	5,328,000	89.3	6.8	3.9	—	10.7
Richmond, VA	2,134,000	92.5	8.9	—	—	8.9
Memphis, TN	1,276,000	94.9	5.8	—	—	5.8
Greenville, SC	897,000	85.6	3.3	—	—	3.3
Orlando, FL	218,000	100.0	1.3	—	—	1.3
Other	100,000	69.6	0.4	—	—	0.4
Total (5)	26,613,000	92.0%	82.8%	7.7%	9.5%	100.0%

(1)

Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2007 multiplied by 12.

(2)	The Raleigh market encompasses the Raleigh, Durham, Cary and Research Triangle metropolitan area.
(3)	Excludes 428,000 square feet of basement space in the Country Club Plaza and other Kansas City retail properties.
(4)	The Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.
(5)

Excludes 618,000 square feet of office properties from the following joint venture properties that are consolidated but are not Wholly Owned Properties: (1) one office property that was sold to SF-HIW Harborview Plaza, LP, a 20% owned joint venture, but which is accounted for as a financing under SFAS No. 66 and thus remains consolidated as described in Note 3 to the Consolidated Financial Statements, and (2) four office properties owned by Highwoods-Markel Associates, LLC, a 50% owned joint venture, which is consolidated beginning January 1, 2006, as described in Notes 1 and 2 to the Consolidated Financial Statements.

Development Land

We wholly owned 634 acres of development land as of December 31, 2007. We estimate that we can develop approximately 7.6 million square feet of office and industrial space on the approximately 493 acres that we consider core long term holdings for our future development needs. Our development land is zoned and available for office and industrial development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us a development advantage over other commercial real estate development companies in many of our markets. Any future development, however, is dependent on the demand for office and industrial space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the development land. In addition, if construction is undertaken on the development land, we will be subject to the risks associated with construction activities, including the risks that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense. We may also develop properties other than office and industrial on certain parcels with unrelated joint venture partners. We consider approximately 141 acres of our development land at December 31, 2007 to be non-core assets because this land is not necessary for our foreseeable future development needs. We are actively working to dispose of such non-core development land through sales to other parties or contributions to joint ventures. Approximately 40 acres with a net book value of $10.5 million are under contract to be sold and are included in “Real estate and other assets, net, held for sale” in our Consolidated Balance Sheet at December 31, 2007.

Other Properties

As of December 31, 2007, we owned an interest (50.0% or less) in 67 in-service properties. These properties include primarily office and industrial buildings encompassing approximately 7.3 million rentable square feet and 418 rental residential units. The following table sets forth information about the stabilized in-service joint venture properties by segment and by geographic location at December 31, 2007:

	Rentable Square Feet		Occupancy		Percentage of Annualized Cash Rental Revenue (1)
Market					Office	Industrial	Retail	Multi- Family	Total
Des Moines, IA	2,505,000	(2)	92.3	% (3)	28.7%	4.3%	1.0%	3.3%	37.3%
Orlando, FL	1,853,000		91.2		29.1	—	—	—	29.1
Atlanta, GA	835,000		97.2		12.1	—	—	—	12.1
Kansas City, MO	714,000		83.0		8.2	—	—	—	8.2
Richmond, VA (4)	413,000		100.0		5.0	—	—	—	5.0
Piedmont Triad, NC (5)	364,000		96.9		3.4	—	—	—	3.4
Tampa, FL (6)	205,000		98.8		2.0	—	—	—	2.0
Raleigh, NC (7)	178,000		100.0		1.6	—	—	—	1.6
Charlotte, NC	148,000		100.0		0.8	—	—	—	0.8
Other	110,000		100.0		0.5	—	—	—	0.5
Total	7,325,000		93.0%		91.4%	4.3%	1.0%	3.3%	100.0%

(1)

Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2007 multiplied by 12.

(2)	Excludes 418 residential units.
(3)	Excludes residential occupancy percentage of 95.1%.
(4)	We own a 50.0% interest in this joint venture (Highwoods-Markel Associates, LLC) which is consolidated (see Notes 1 and 2 to the Consolidated Financial Statements).
(5)	The Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.
(6)	We own a 20.0% interest in this joint venture (SF-HIW Harborview Plaza, LP) which is consolidated (see Notes 1 and 3 to the Consolidated Financial Statements).
(7)	The Raleigh market encompasses the Raleigh, Durham, Cary and Research Triangle metropolitan area.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at our in-service and completed – not stabilized Wholly Owned Properties (excluding residential units) as of December 31, 2007. The tables include (1) expirations of leases in properties that are completed but not yet stabilized and (2) the effects of any early renewals exercised by tenants as of December 31, 2007.

Office Properties (1):

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (2)
		($ in thousands)
2008 (3)	1,880,418	10.6%	$36,172	$19.24	10.6%
2009	2,286,375	12.9	45,364	19.84	13.3
2010	2,459,056	13.8	51,751	21.05	15.3
2011	2,623,730	14.7	50,524	19.26	14.8
2012	2,284,521	12.8	46,373	20.30	13.6
2013	1,316,694	7.4	24,703	18.76	7.3
2014	1,320,510	7.4	22,129	16.76	6.5
2015	962,435	5.4	19,303	20.06	5.7
2016	740,354	4.2	13,734	18.55	4.0
2017	934,673	5.3	17,957	19.21	5.3
Thereafter	979,698	5.5	12,380	12.64	3.6
	17,788,464	100.0%	$340,390	$19.14	100.0%

Industrial Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (2)
		($ in thousands)
2008 (4)	632,195	10.2%	$3,463	$5.48	11.0%
2009	1,114,535	17.8	5,883	5.28	18.7
2010	834,512	13.4	4,376	5.24	13.9
2011	1,061,883	17.1	5,285	4.98	16.7
2012	427,636	6.9	2,462	5.76	7.8
2013	442,636	7.1	2,480	5.60	7.9
2014	414,465	6.7	1,786	4.31	5.7
2015	271,382	4.4	983	3.62	3.1
2016	264,597	4.3	991	3.75	3.1
2017	149,600	2.4	722	4.83	2.3
Thereafter	604,640	9.7	3,103	5.13	9.8
	6,218,081	100.0%	$31,534	$5.07	100.0%

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

(2)

Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2007 multiplied by 12.

(3)	Includes 53,000 square feet of leases that are on a month-to-month basis, which represent 0.3% of total annualized cash rental revenue.
(4)	Includes 61,000 square feet of leases that are on a month-to-month basis, which represent less than 0.1% of total annualized cash rental revenue.

Retail Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
		($ in thousands)
2008 (2)	108,599	8.7%	$2,693	$24.80	6.9%
2009	130,487	10.4	4,113	31.52	10.5
2010	96,255	7.7	3,765	39.11	9.6
2011	58,702	4.7	1,895	32.28	4.9
2012	165,979	13.3	5,042	30.38	12.9
2013	69,296	5.5	2,601	37.53	6.7
2014	97,976	7.8	2,218	22.64	5.7
2015	147,338	11.8	4,556	30.92	11.7
2016	65,526	5.2	2,639	40.27	6.8
2017	110,420	8.8	2,782	25.19	7.1
Thereafter	200,336	16.1	6,730	33.59	17.2
	1,250,914	100.0%	$39,034	$31.20	100.0%

Total (3):

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
		($ in thousands)
2008 (4)	2,621,212	10.4%	$42,328	$16.15	10.3%
2009	3,531,397	14.0	55,360	15.68	13.5
2010	3,389,823	13.4	59,892	17.67	14.7
2011	3,744,315	14.8	57,704	15.41	14.0
2012	2,878,136	11.4	53,877	18.72	13.1
2013	1,828,626	7.2	29,784	16.29	7.2
2014	1,832,951	7.3	26,133	14.26	6.4
2015	1,381,155	5.5	24,842	17.99	6.0
2016	1,070,477	4.2	17,364	16.22	4.2
2017	1,194,693	4.7	21,461	17.96	5.2
Thereafter	1,784,674	7.1	22,213	12.45	5.4
	25,257,459	100.0%	$410,958	$16.27	100.0%

(1)

Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2007 multiplied by 12.

(2)	Includes 13,000 square feet of leases that are on a month-to-month basis, which represent 0.1% of total annualized cash rental revenue.
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

(4)	Includes 127,000 square feet of leases that are on a month-to-month basis, which represent 0.4% of total annualized cash rental revenue.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time a party to a variety of legal proceedings, claims and assessments arising in the ordinary course of our business. We regularly assess the liabilities and contingencies in connection with these matters based on the latest information available. For those matters where it is probable that we have incurred or will incur a loss and the loss or range of loss can be reasonably estimated, the estimated loss is accrued and charged to income in the Consolidated Financial Statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, a reasonable estimate of liability, if any, cannot be made. Based on the current expected outcome of such matters, none of these proceedings, claims or assessments is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

In 2006 and March 2007, we received assessments for state excise taxes and related interest amounting to approximately $5.5 million, related to periods 2002 through 2005. In the fourth quarter of 2006, approximately $0.5 million was accrued and charged to operating expenses in anticipation of a probable settlement of these claims. We received an executed settlement agreement relating to these claims in October 2007, which resulted in no change to the amount previously accrued and paid. Legal fees related to this matter were nominal and were charged to operating expenses as incurred in 2006 and 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The Company is the sole general partner of the Operating Partnership. The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Edward J. Fritsch	49

Director, President and Chief Executive Officer.

Mr. Fritsch became our chief executive officer and chair of the investment committee of our board of directors on July 1, 2004 and our president in December 2003. Prior to that, Mr. Fritsch was our chief operating officer from January 1998 to July 2004 and was a vice president and secretary from June 1994 to January 1998. Mr. Fritsch joined our predecessor in 1982 and was a partner of that entity at the time of our initial public offering in June 1994. Mr. Fritsch is chairman of the University of North Carolina’s Board of Visitors and also serves on the Board of Governors of the National Association of Real Estate Investment Trusts, the Board of Trustees of St. Timothy’s Episcopal School and the Board of Directors of the Triangle Chapter of the YMCA.

Michael E. Harris	58

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

Terry L. Stevens	59

Senior Vice President and Chief Financial Officer.

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

Gene H. Anderson	62

Director, Senior Vice President and Regional Manager.

Mr. Anderson has been a senior vice president since our combination with Anderson Properties, Inc. in February 1997, and in July 2006 became Executive Vice President of Highwoods Development, LLC, a taxable subsidiary of the Company formed to pursue the development of office and industrial properties for existing customers in core and non-core markets. Additionally, Mr. Anderson oversees our Atlanta and Triad operations. Mr. Anderson served as president of Anderson Properties, Inc. from 1978 to February 1997. Mr. Anderson was past president of the Georgia chapter of the National Association of Industrial and Office Properties and is a national board member of the National Association of Industrial and Office Properties.

Name	Age	Position and Background
Michael F. Beale	54

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

Jeffrey D. Miller	37

Vice President, General Counsel and Secretary.

Prior to joining us in March 2007, Mr. Miller was a partner with DLA Piper US, LLP, where he practiced since 2005. Previously, he was a partner with Alston & Bird LLP, where he practiced from 1997. He is admitted to practice in North Carolina. Mr. Miller currently serves as director, chairman of the compensation and governance committee and member of the audit committee of Hatteras Financial Corp., a mortgage REIT.

W. Brian Reames	44

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for the Common Units. The following table sets forth the distributions paid per Common Unit during each quarter.

Quarter Ended	2007	2006
March 31	$0.425	$0.425
June 30	0.425	0.425
September 30	0.425	0.425
December 31	0.425	0.425

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

On December 31, 2007, there were 131 holders of record of Common Units (other than the Company).

The section under the heading entitled “Equity Compensation Plan Information” of the Company’s Proxy Statement is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 is derived from our audited Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2005, 2004 and 2003 and for each of the two years in the period ended December 31, 2004 is derived from previously issued financial statements and, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), results and balance sheet data for the years ended December 31, 2006, 2005, 2004 and 2003 were reclassified from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale in 2007 which qualified for discontinued operations presentation. The information in the following table should be read in conjunction with our audited Consolidated Financial Statements and related notes included herein ($ in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005	2004	2003
Rental and other revenues	$437,021	$409,170	$387,929	$381,592	$406,521

Income from continuing operations	$57,734	$38,143	$29,134	$17,167	$2,170

Income/(loss) from continuing operations available for common unitholders	$41,972	$19,277	$(2,376)	$(13,685)	$(28,682)

Net income	$94,216	$56,307	$65,252	$42,964	$42,249

Net income available for common unitholders	$78,454	$37,441	$33,742	$12,112	$11,397

Net income per common unit – basic:
Income/(loss) from continuing operations	$0.70	$0.32	$(0.04)	$(0.23)	$(0.49)
Net income	$1.30	$0.63	$0.57	$0.21	$0.19

Net income per common unit – diluted:
Income/(loss) from continuing operations	$0.69	$0.31	$(0.04)	$(0.23)	$(0.49)
Net income	$1.28	$0.61	$0.57	$0.21	$0.19

Distributions declared per common unit	$1.70	$1.70	$1.70	$1.70	$1.86

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$2,925,804	$2,837,649	$2,901,858	$3,232,062	$3,497,663
Total mortgage and notes payable	$1,641,987	$1,464,266	$1,471,616	$1,572,574	$1,718,274
Financing obligations	$35,071	$35,530	$34,154	$65,309	$125,777

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

•

we may not be able to meet our liquidity requirements or obtain capital on favorable terms, if at all, to fund our working capital needs and growth initiatives or to repay or refinance outstanding debt upon maturity;

•	we could lose key executive officers; and

•	our southeastern and midwestern markets may suffer declines in economic growth.

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in this Annual Report.

Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

OVERVIEW

The Operating Partnership is managed by its sole general partner, the Company, a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership. As of December 31, 2007, we owned or had an interest in 378 in-service office, industrial and retail properties, encompassing approximately 33.9 million square feet and 527 rental residential units. As of that date, we also owned development land and other properties under development as described under “Business” and “Properties” above. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia.

At December 31, 2007, the Company owned 93.3% of the Common Units in the Operating Partnership.

Results of Operations

Approximately 82% of our rental and other revenue from continuing operations in 2007 was derived from our office properties. As a result, while we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our office properties. Furthermore, since approximately 80% of our annualized revenues from office properties come from properties located in Florida, Georgia, North Carolina and Tennessee, economic growth in those states is and will continue to be an important determinative factor in predicting our future operating results.

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

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. The average rental rate per square foot on second generation renewal and relet leases signed in our Wholly Owned Properties compared to the rent under the previous leases (based on straight line rental rates) was 5.2% higher in 2007, 2.5% higher in 2006 and 2.2% lower in 2005. The annualized rental revenues from second generation leases signed during any particular year is generally less than 15% of our total annual rental revenues.

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy levels, such as common area maintenance and utilities, and expenses that do not vary based on occupancy, such as property taxes and insurance. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy, place in service, or sell assets, since we depreciate our properties and related building and tenant improvement assets on a straight-line basis over a fixed life. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs, corporate overhead and long-term incentive compensation. Interest expense depends upon the amount of our borrowings, the weighted average interest rates on our debt and the amount of interest capitalized on development projects.

Liquidity and Capital Resources

We incur capital expenditures to lease space to our customers and to maintain the quality of our properties to successfully compete against other properties. Tenant improvements are the costs required to customize the space for the specific needs of the customer. Lease commissions are costs incurred to find the customer for the space. Lease incentives are costs paid to or on behalf of tenants to induce them to enter into leases and that do not relate to customizing the space for the tenant’s specific needs. Building improvements are recurring capital costs not related to a customer to maintain the buildings. As leases expire, we either attempt to relet the space to an existing customer or attract a new customer to occupy the space. Generally, customer renewals require lower leasing capital expenditures than reletting to new customers. However, market conditions such as supply of available space on the market, as well as demand for space, drive not only customer rental rates but also tenant improvement costs. Leasing capital expenditures are amortized over the term of the lease, and building improvements are depreciated over the appropriate useful life of the assets acquired. Both are included in depreciation and amortization in results of operations.

Because the Company is a REIT, it is required under the federal tax laws to distribute at least 90.0% of its REIT taxable income, excluding capital gains, to its stockholders. Our partnership agreement requires us to pay economically equivalent distributions on outstanding Common Units at the same time that the Company pays dividends on its outstanding Common Stock. We generally use rents received from customers and proceeds from sales of non-core development land to fund our operating expenses, recurring capital expenditures and unitholder distributions. To fund property acquisitions, development activity or building renovations, we may sell other assets and may incur debt from time to time. As of December 31, 2007, we had $665.3 million of secured debt outstanding and $976.7 million of unsecured debt outstanding. Our debt generally consists of mortgage debt, unsecured debt securities and borrowings under our credit facilities.

As of December 31, 2007 and February 27, 2008, we had approximately $220 million and $218 million, respectively, of additional borrowing availability under our unsecured revolving credit facility, and we had approximately $84 million and $80 million, respectively, of additional borrowing availability under our secured revolving construction loan facilities.

Our revolving credit facility and the indenture governing our outstanding long-term unsecured debt securities require us to satisfy various operating and financial covenants and performance ratios. As a result, to ensure that we do not violate the provisions of these debt instruments, we may from time to time be limited in undertaking certain activities that may otherwise be in our best interest, such as repurchasing equity securities, acquiring additional assets, increasing the total amount of our debt or increasing unitholder distributions. We review our current and expected operating results, financial condition and planned strategic actions on an ongoing basis for the purpose of monitoring our continued compliance with these covenants and ratios. Any unwaived event of default could result in an acceleration of some or all of our debt, severely restrict our ability to incur additional debt to fund short- and long-term cash needs or result in higher interest expense.

To generate additional capital to fund our growth and other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property, we may sell some of our properties or contribute them to joint ventures. When we create a joint venture with a partner, we usually contribute cash or wholly owned assets to a newly formed entity in which we retain an equal or minority interest. The joint venture itself will frequently borrow money on its own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint venture or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our partners are required to agree to customary exceptions to non-recourse liability in non-recourse loans. See Note 15 to the Consolidated Financial Statements for additional information on certain debt guarantees. We have historically also sold or issued Common or Preferred Units to fund additional growth or to reduce our debt, but we have limited those efforts since 1998 because funds generated from our capital recycling program in recent years have provided sufficient funds to satisfy our liquidity needs. In addition, we have recently used funds from our capital recycling program to redeem Common Units and Preferred Units for cash. In the future, we may from time to time retire some or all of our remaining outstanding Preferred Units.

As described in Note 5 to the Consolidated Financial Statements, in February 2008 we paid off the $100 million of unsecured notes that matured on February 1, 2008, and we obtained a new $137.5 million three-year unsecured term loan from a group of banks with interest at LIBOR plus 110 basis points; the proceeds were used to pay-down our revolving credit facility and for short-term investments. We have no further debt maturities in 2008, other than normal principal amortization on certain of secured loans. As noted above, as of February 27, 2008, we have $298 million of availability combined under our revolving credit and revolving construction facilities.

RESULTS OF OPERATIONS

Comparison of 2007 to 2006

The following table sets forth information regarding our results of operations for the years ended December 31, 2007 and 2006 ($ in millions). As noted above and as more fully described in Note 1 to the Consolidated Financial Statements, as required by SFAS No. 144, results for the year ended December 31, 2006 were reclassified from previously reported amounts to reflect in discontinued operations the operations for those properties sold in 2007 which qualified for discontinued operations presentation.

	Year Ended December 31,		2007 to 2006
	2007	2006	$ Change	% of Change
Rental and other revenues	$437.0	$409.2	$27.8	6.8%
Operating expenses:
Rental property and other expenses	156.7	149.9	6.8	4.5
Depreciation and amortization	122.2	112.9	9.3	8.2
Impairment of assets held for use	0.8	—	0.8	100.0
General and administrative	41.9	37.1	4.8	12.9
Total operating expenses	321.6	299.9	21.7	7.2
Interest expenses:
Contractual	93.9	94.2	(0.3)	(0.3)
Amortization of deferred financing costs	2.4	2.4	—	—
Financing obligations	3.9	4.2	(0.3)	(7.1)
	100.2	100.8	(0.6)	(0.6)
Other income/(expense):
Interest and other income	6.4	6.5	(0.1)	(1.5)
Settlement of bankruptcy claim	—	1.6	(1.6)	(100.0)
Loss on debt extinguishments	—	(0.5)	0.5	100.0
	6.4	7.6	(1.2)	(15.8)
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	21.6	16.1	5.5	34.2
Gains on disposition of property, net	20.4	16.2	4.2	25.9
Gain from property insurance settlement	4.1	—	4.1	100.0
Minority interest	(0.7)	(0.6)	(0.1)	(16.7)
Equity in earnings of unconsolidated affiliates	12.3	6.4	5.9	92.2
Income from continuing operations	57.7	38.1	19.6	51.4
Discontinued operations:
Income from discontinued operations	2.0	3.5	(1.5)	(42.9)
Net gains on sales of discontinued operations	34.5	14.7	19.8	134.7
	36.5	18.2	18.3	100.5
Net income	94.2	56.3	37.9	67.3
Distributions on Preferred Units	(13.5)	(17.1)	3.6	21.1
Excess of Preferred Unit redemption cost over carrying value	(2.2)	(1.8)	(0.4)	(22.2)
Net income available for common unitholders	$78.5	$37.4	$41.1	109.9%

Rental and Other Revenues

The increase in rental and other revenues from continuing operations was primarily the result of the contribution from development properties placed in service in the latter part of 2006 and in 2007, higher average occupancy in 2007 as compared to 2006, and higher average rental rates in 2007 compared to 2006.

There was modest but steady positive absorption of office space in most of our markets during 2007. Also, we expect to deliver approximately $211 million of new office and industrial development properties by the end of

2008, which are 56% pre-leased. We expect to sell additional non-core properties in 2008 that will probably be classified as discontinued operations.

Rental Property and Other Expenses

The increase in rental and other operating expenses primarily was a result of general inflationary increases in certain operating expenses, which include utility costs, insurance, real estate taxes, salaries, and benefits, and from expenses of development properties placed in service in 2006 and 2007.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, increased from 63.4% in 2006 to 64.1% in 2007. This increase in margin was primarily attributed to higher average occupancy combined with certain operating expenses, such as taxes and insurance, being relatively fixed in the short term.

We expect rental and other operating expenses to increase in 2008 as compared to 2007 from anticipated inflationary increases in certain operating expenses, particularly higher real estate taxes and utility costs, and by operating expenses of the development properties placed in service during 2007 and 2008.

The increase in depreciation and amortization primarily results from development properties placed in service in 2006 and in 2007.

In 2007, a land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, impairment of assets held for use aggregating $0.8 million was recorded in the year ended December 31, 2007.

The increase in general and administrative expenses was primarily related to higher write-offs of deferred development costs on projects that did not proceed or are deemed unlikely to occur in the future, higher annual and long-term incentive compensation costs, higher salary and fringe benefit costs from annual employee wage and salary increases, and inflationary effects on other general and administrative expenses.

Interest Expense

Contractual interest expense is shown net of amounts capitalized to development projects. The net decrease in contractual interest was primarily due to a decrease in weighted average interest rates on outstanding debt from 6.92% in the year ended December 31, 2006 to 6.74% in the year ended December 31, 2007, partly offset by an increase in average borrowings from $1,441 million in the year ended December 31, 2006 to $1,540 million in the year ended December 31, 2007. In addition, capitalized interest in 2007 was approximately $4.7 million higher compared to 2006 due to increased development activity and higher average construction and development costs. Interest allocated to discontinued operations was $0.6 million in 2006.

Total interest expense is expected to increase in 2008 primarily from higher average borrowings compared to 2007 due to expected borrowings to fund existing and future development projects. If proceeds from property dispositions exceed cash requirements for our development and other investing activities, average debt balances in 2008 may not exceed those of 2007. Average interest rates are expected to be lower in 2008 due to a projected decline in floating rates and to the retirement of $100 million of 7.125% bonds in early February 2008 through the use of less expensive floating rate debt.

Settlement of Bankruptcy Claim

In 2006, we received a settlement of a bankruptcy claim in the amount of $1.6 million related to leases with a former tenant that were terminated in 2003. See Note 19 to the Consolidated Financial Statements for further discussion.

Loss on Debt Extinguishments

In 2006, we had $0.5 million from losses on early extinguishments of debt, including our prior revolving credit facility and bank term loan, which were paid off in the second quarter of 2006 upon the closing of our current revolving credit facility.

Gains on Disposition of Property; Gain from Property Insurance Settlement; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $20.4 million in the year ended December 31, 2007 compared to $16.2 million for the year ended December 31, 2006; the components of net gains are described in Note 4 to the Consolidated Financial Statements. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period.

In 2007, we recorded a $4.1 million gain from finalization of a prior year insurance claim. See Note 19 to the Consolidated Financial Statements for further discussion.

Equity in earnings of unconsolidated affiliates increased $5.9 million from 2006 to 2007. The increase primarily resulted from the following transactions. In 2007, the Weston Lakeside joint venture sold 332 rental residential units, recognizing a gain of approximately $11.3 million, which resulted in an increase of approximately $5.0 million in equity in earnings of unconsolidated affiliates. Five properties owned by our DLF I joint venture (“DLF I”) were sold and the joint venture recognized a gain of approximately $9.3 million, resulting in an increase of approximately $2.1 million in equity in earnings of unconsolidated affiliates in 2007. Additionally, in 2007, DLF I received a lease termination, of which the net effect was $2.7 million, which resulted in an increase of approximately $0.6 million in equity in earnings of unconsolidated affiliates. (See Note 2 to the Consolidated Financial Statements for further discussion related to these transactions). These increases were offset by $2.3 million of adjustments to depreciation expense related to certain of our unconsolidated affiliates.

Discontinued Operations

In accordance with SFAS No. 144, we classified income of $36.5 million and $18.2 million as discontinued operations for the year ended December 31, 2007 and 2006, respectively. These amounts relate to 4.2 million square feet of office and industrial properties and 156 residential units sold during 2006 and 2007. These amounts include net gains on the sale of these properties of $34.5 million and $14.7 million in the year ended December 31, 2007 and 2006, respectively.

Preferred Unit Distributions and Excess of Preferred Unit Redemption Cost Over Carrying Value

The decrease in Preferred Unit distributions and increase in excess of Preferred Unit redemption costs over carrying value were due to the retirement of $62.3 million of Preferred Units in 2007 as compared to the retirement of $50.0 million of Preferred Units in 2006.

Net Income and Net Income Available for Common Unitholders

We recorded net income of $94.2 million in 2007 compared to $56.3 million in 2006, and net income available for common unitholders of $78.5 million in 2007 compared to $37.4 million in 2006; these changes resulted from the various factors described above.

Comparison of 2006 to 2005

The following table sets forth information regarding our results of operations for the years ended December 31, 2006 and 2005 ($ in millions). As noted above and as more fully described in Note 1 to the Consolidated Financial Statements, as required by SFAS No. 144, results for the years ended December 31, 2006 and 2005 were reclassified from previously reported amounts to reflect in discontinued operations the operations for those properties sold in 2006 or 2007 which qualified for discontinued operations presentation.

	Year Ended December 31,		2006 to 2005
	2006	2005	$ Change	% of Change
Rental and other revenues	$409.2	$387.9	$21.3	5.5%
Operating expenses:
Rental property and other expenses	149.9	138.3	11.6	8.4
Depreciation and amortization	112.9	107.1	5.8	5.4
Impairment of assets held for use	—	3.2	(3.2)	(100.0)
General and administrative	37.1	33.0	4.1	12.4
Total operating expenses	299.9	281.6	18.3	6.5
Interest expenses:
Contractual	94.2	98.2	(4.0)	(4.1)
Amortization of deferred financing costs	2.4	3.4	(1.0)	(29.4)
Financing obligations	4.2	5.0	(0.8)	(16.0)
	100.8	106.6	(5.8)	(5.4)
Other income/(expense):
Interest and other income	6.5	6.8	(0.3)	(4.4)
Settlement of bankruptcy claim	1.6	—	1.6	100.0
Loss on debt extinguishments	(0.5)	(0.5)	—	—
	7.6	6.3	1.3	20.6
Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	16.1	6.0	10.1	168.3
Gains on disposition of property, net	16.2	14.2	2.0	14.1
Minority interest	(0.6)	—	(0.6)	(100.0)
Equity in earnings of unconsolidated affiliates	6.4	8.9	(2.5)	(28.1)
Income from continuing operations	38.1	29.1	9.0	30.9
Discontinued operations:
Income from discontinued operations, net of minority interest	3.5	10.4	(6.9)	(66.3)
Net gains on sales of discontinued operations, net of minority interest	14.7	25.7	(11.0)	(42.8)
	18.2	36.1	(17.9)	(49.6)
Net income	56.3	65.2	(8.9)	(13.7)
Distributions on Preferred Units	(17.1)	(27.2)	10.1	37.1
Excess of Preferred Unit redemption cost over carrying value	(1.8)	(4.3)	2.5	58.1
Net income available for common unitholders	$37.4	$33.7	$3.7	11.0%

Rental and Other Revenues

The increase in rental and other revenues from continuing operations was primarily the result of higher average occupancy in 2006 as compared to 2005, the contribution from development properties placed in service in the latter part of 2005 and in 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease in lease termination fees from 2005 to 2006 and the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

Rental Property and Other Expenses

The increase in rental and other operating expenses primarily was a result of general inflationary increases in certain operating expenses, such as salaries, benefits, utility costs and real estate taxes, expenses of development properties placed in service in the latter part of 2005 and 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease in operating expenses as a result of the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, decreased from 64.3% in 2005 to 63.4% in 2006. This decrease in margin was primarily caused by operating expenses increasing from inflationary pressures at a higher rate than our rental revenues and operating cost recoveries.

The increase in depreciation and amortization is primarily a result of the contribution from development properties placed in service in the latter part of 2005 and in 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease related to the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

For 2005, one land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, impairment of assets held for use of $3.2 million was recorded in the year ended December 31, 2005.

The increase in general and administrative expenses was primarily related to higher annual and long-term incentive compensation costs and from deferred compensation, a portion of which is recognized based on increases in the total return on our Common Stock, which was 50.6% in 2006, higher salary and fringe benefit costs from annual employee wage and salary increases, inflationary effects on other general and administrative expenses and costs related to the retirement of a certain officer at June 30, 2006.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1,511 million in the year ended December 31, 2005 to $1,441 million in the year ended December 31, 2006, partially offset by an increase in weighted average interest rates on outstanding debt from 6.80% in the year ended December 31, 2005 to 6.92% in the year ended December 31, 2006. In addition, capitalized interest in 2006 was approximately $2.1 million higher compared to 2005 due to increased development activity and higher average construction and development costs. Interest allocated to discontinued operations was $1.2 million in 2005 compared to $0.6 million in 2006.

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

Settlement of Bankruptcy Claim

In 2006, we received a settlement of a bankruptcy claim in the amount of $1.6 million related to leases with a former tenant that were terminated in 2003. See Note 19 to the Consolidated Financial Statements for further discussion.

Loss on Debt Extinguishments

In 2006, we had $0.5 million from losses on early extinguishments of debt, including our prior revolving credit facility and bank term loan, which were paid off in the second quarter of 2006 upon the closing of our current revolving credit facility. The $0.5 million of loss in 2005 relates to loans that were paid off early in 2005 from proceeds raised from disposition activities.

Gains on Disposition of Property; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $16.2 million in the year ended December 31, 2006 compared to $14.2 million for the year ended December 31, 2005; the components of net gains are described in Note 4 to the Consolidated Financial Statements. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period.

Minority interest in 2006 includes $0.6 million from the consolidation of the Markel joint venture, the accounting for which changed from equity method to consolidation effective January 1, 2006, as described in Note 1 to the Consolidated Financial Statements.

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

Discontinued Operations

In accordance with SFAS No. 144, we classified income of $18.2 million and $36.1 million as discontinued operations for the year ended December 31, 2006 and 2005, respectively. These amounts relate to 8.9 million square feet of office and industrial properties and 173 residential units sold during 2005, 2006 and 2007. These amounts include net gains on the sale of these properties of $14.7 million and $25.7 million in the years ended December 31, 2006 and 2005, respectively.

Preferred Unit Distributions and Excess of Preferred Unit Redemption Cost Over Carrying Value

The decreases in Preferred Unit distributions and excess of Preferred Unit redemption costs over carrying value were due to the redemptions of $130.0 million of Preferred Units in the third quarter of 2005 and $50.0 million of Preferred Units in the first quarter of 2006.

Net Income and Net Income Available for Common Unitholders

We recorded net income of $56.3 million in 2006 compared to $65.2 million in 2005, and net income available for common unitholders of $37.4 million in 2006 compared to $33.7 million in 2005; these changes resulted from the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows from 2006 to 2007 ($ in thousands):

	Year Ended December 31,
	2007	2006	Change
Cash Provided By Operating Activities	$161,526	$145,402	$16,124
Cash (Used In)/Provided By Investing Activities	(151,858)	63,779	(215,637)
Cash Used In Financing Activities	(22,362)	(194,313)	171,951
Total Cash Flows	$(12,694)	$14,868	$(27,562)

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

The increase of $16.1 million in cash provided by operating activities in 2007 compared to the same period in 2006 was primarily the result of higher cash flows from net income as adjusted for changes in gains on disposition of properties, a gain from a property insurance settlement, minority interest, and equity in earnings of unconsolidated affiliates. In addition, the net change in operating assets and liabilities resulted in an $11.5 million increase in cash provided by operating activities from 2006 to 2007.

The decrease of $215.6 million in cash provided by investing activities in 2007 compared to the same period in 2006 was primarily a result of a $116.0 million decrease in proceeds from dispositions of real estate assets and a $65.5 million increase in additions to real estate assets and deferred leasing costs. In addition, changes in restricted cash and other investing activities resulted in a decrease of $43.0 million primarily due to cash received from escrow during 2006 relating to a collateral substitution on an existing secured loan and outflows of cash in 2007 related to proceeds from dispositions which were set aside and designated for potential future tax-deferred real estate transactions and for the short-term purchase of tax increment financing bonds related to an office building and garage constructed by us. Partly offsetting these decreases were proceeds of $4.9 million which were received in 2007 for a property insurance settlement.

The decrease of $172.0 million in cash used in financing activities in 2007 compared to the same period in 2006 was primarily a result of a $216.1 million increase in net borrowings on the revolving credit facility and mortgages and notes payable and an increase of $4.9 million due to contributions from our minority interest partners (see Note 1 to the Consolidated Financial Statements) for 2007 compared to 2006. These decreases were partly offset by a $35.7 million decrease in net proceeds from the sale of Common Units, an increase of $12.3 million of cash used for the redemption of Preferred Units and an increase of $1.0 million for cash used in connection with the redemption of Common Units from 2006 to 2007.

During 2008, we expect to have positive cash flows from operating activities. The net cash flows from investing activities in 2008 are expected to be negative as cash inflows from property dispositions and joint ventures are expected to be less than cash used for development, capitalized leasing and tenant improvement costs. Net cash flows from operating and investing activities combined in 2008 are expected to be positive and, together with positive financing cash flows from new debt borrowings or other sources, will be used to make unitholder distributions, scheduled debt maturities, principal amortization payments and any other reductions of debt and Preferred Unit balances (see Note 9 to the Consolidated Financial Statements).

Capitalization

Our mortgages and notes payable aggregated $1,642 million at December 31, 2007 and was comprised of $665 million of secured indebtedness with a weighted average interest rate of 6.62% and $977 million of unsecured indebtedness with a weighted average interest rate of 6.42%. As of December 31, 2007, our outstanding mortgages and notes payable and financing obligations were secured by real estate assets with an aggregate undepreciated book value of approximately $1.0 billion.

We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2007 ($ in thousands):

		Amounts due during years ending December 31,
	Total	2008	2009	2010	2011	2012	Thereafter
Mortgages and Notes Payable (1)
Principal payments	$1,641,987	$109,937	$409,723	$28,747	$9,507	$212,166	$871,907
Interest payments (2)	568,438	99,846	84,294	70,412	69,370	55,570	188,946
Financing Obligations:
SF-HIW Harborview Plaza, LP financing obligation (3)	15,619	—	—	—	—	—	15,619
Tax Increment Financing obligation (4)	26,183	2,182	2,182	2,182	2,182	2,182	15,273
Capitalized ground lease obligation	1,951	52	52	52	52	52	1,691
Capitalized lease obligations (5)	333	229	82	16	6	—	—
Purchase Obligations:
Completion contracts (8)	58,942	58,942	—	—	—	—	—
Operating Lease Obligations:
Land leases (6)	50,028	1,077	1,118	1,135	1,155	1,175	44,368
Other Long Term Liabilities Reflected on the Balance Sheet:
Plaza Colonnade lease guarantee (6)	8	—	8	—	—	—	—
Highwoods DLF 97/26 DLF 99/32 LP lease guarantee (6)	209	209	—	—	—	—	—
RRHWoods, LLC (6)	30	—	30	—	—	—	—
RRHWoods, LLC and Dallas County Partners lease guarantee (6)	68	—	—	—	—	—	68
Industrial environmental guarantee (6)	125	—	—	—	—	—	125
DLF payable (7)	3,026	536	546	556	567	578	243
KC Orlando, LLC lease guarantee (6)	323	97	97	97	32	—	—
KC Orlando, LLC accrued lease commissions, tenant improvements and building improvements (6)	296	—	—	—	—	—	296
RRHWoods, LLC (6)	324	—	—	324	—	—	—
Total	$2,367,890	$273,107	$498,132	$103,521	$82,871	$271,723	$1,138,536

(1)	See Note 5 to the Consolidated Financial Statements for further discussion, including the $100 million aggregate principal notes paid off in early 2008.
(2)

These amounts represent interest payments due on mortgages and notes payable, based on the stated rates for the fixed rate debt and on the December 31, 2007 rates for the variable rate debt. The weighted average interest rate on the variable rate debt as of December 31, 2007 was 5.86%.

(3)

This liability represents a financing obligation to our joint venture partner as a result of accounting for this transaction as a financing arrangement. See Note 3 to the Consolidated Financial Statements for further discussion.

(4)

In connection with tax increment financing for construction of a public garage related to an office building constructed by us, we are obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.93%, which represents the interest rate of the underlying bond, is shown as a financing obligation in the Consolidated Balance Sheet. We also receive special tax revenues and property tax rebates recorded in interest and other income which are intended, but not guaranteed, to provide funds to pay the special assessments. See Note 5 to the Consolidated Financial Statements for further discussion

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

(8)	This amount represents our estimate of contractual obligations as of December 31, 2007 related to various construction projects.

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

On August 6, 2007, we redeemed 22,008 of our outstanding Series A Preferred Units for an aggregate purchase price of $22.3 million. In connection with this redemption, the $0.8 million excess of the purchase cost over the net carrying amount of the repurchased units was recorded as a reduction to net income available for common unitholders in the third quarter of 2007.

Debt Financing Activity

Our $450 million unsecured revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, we have an option to extend the maturity date by one additional year and, at any time prior to May 1, 2008, may request increases in the borrowing availability under the credit facility by up to an additional $50 million. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. As of December 31, 2007 and February 27, 2008, we had $229 million and $230 million, respectively, borrowed on this revolving credit facility.

On March 22, 2007, we issued $400 million aggregate principal amount of 5.85% Notes due March 15, 2017, net of original issue discount of $1.2 million. We used the net proceeds from the issuance of the notes to repay borrowings outstanding under an unsecured non-revolving credit facility that was obtained on January 31, 2007 (which was subsequently terminated) and under the revolving credit facility.

On December 20, 2007, we closed a $70 million secured revolving construction facility. The loan matures on December 20, 2010. The interest rate is based on LIBOR plus 85 basis points. At December 31, 2007 and February 27, 2008, there were no amounts outstanding on this revolving facility.

On February 1, 2008, we paid off at maturity $100.0 million of 7.125% unsecured notes using borrowings under our revolving credit facility. On February 26, 2008, we closed a $137.5 million three-year term loan that bears interest at LIBOR plus 110 basis points. Proceeds from this loan were used to reduce the outstanding borrowings under our revolving credit facility and for short-term investments.

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

The following table sets forth more detailed information about the Operating Partnership’s ratio and covenant compliance under the Operating Partnership’s indenture as of December 31, 2007. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our indenture, including definitions of certain relevant terms, see the indenture governing our unsecured notes which is incorporated by reference in this Annual Report as Exhibit 4.1.

December 31, 2007
Overall Debt Less Than or Equal to 60% of Adjusted Total Assets	48.2%
Secured Debt Less Than or Equal to 40% of Adjusted Total Assets	19.5%
Income Available for debt service Greater Than 1.50 times Annual Service Charge	2.9
Total Unencumbered Assets Greater Than 200% (150% for the bonds issued in March 2007) of Unsecured Debt	244.0%

If any of our lenders ever accelerated outstanding debt due to an event of default, we would not be able to borrow any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations. If our debt cannot be paid, refinanced or extended at maturity or upon acceleration, in addition to our failure to repay our debt, we may not be able to make distributions to unitholders at expected levels or at all. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense would adversely affect our cash flows and ability to make distributions to unitholders. Any such refinancing could also impose tighter financial ratios and other covenants that would restrict our ability to take actions that would otherwise be in our unitholders’ best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or making distributions.

On June 5, 2007, two three-year secured construction loans totaling $24.7 million with interest at 175 basis points over LIBOR were obtained by REES, a consolidated joint venture (see Note 1 to the Consolidated Financial Statements). Subsequently, on July 17, 2007, REES obtained an additional $13.7 million, three-year secured construction loan with interest at 165 basis points over LIBOR. In October 2007, we paid off one of the original secured construction loans, which had accounted for $4.4 million of the original $24.7 million. At December 31, 2007 and February 27, 2008, $19.8 million and $23.7 million, respectively, was outstanding under the two remaining loans.

During 2007, we also paid off $92.4 million, excluding any normal debt amortization, of secured debt with a weighted average interest rate of 7.87%. Approximately $202 million of real estate assets (based on undepreciated cost basis) became unencumbered after paying off the secured debt.

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

As of the date of this filing, other than principal amortization on certain secured loans, we have no outstanding debt that matures prior to the end of 2008. We expect to fund our short-term liquidity needs through a combination of available working capital, cash flows from operations and the following:

•	the selective disposition of non-core land and other assets;

•	borrowings under our revolving credit facility and revolving construction facilities (which have $218 million and $80 million of availability, respectively, as of February 27, 2008);

•

the sale or contribution of some of our Wholly Owned Properties, development projects and development land to joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions;

•	the issuance of secured debt; and

•	the issuance of unsecured debt.

Our long-term liquidity needs generally include the funding of capital expenditures to lease space to our customers, maintain the quality of our existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs relate to the construction of new buildings. Land infrastructure costs are incurred to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects were approximately $161 million at December 31, 2007. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

Our long-term liquidity needs also include the funding of development commitments, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under our credit facilities and long-term unsecured debt. Our goal is to maintain a conservative and flexible balance sheet. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities and partnership interests by the Company and the Operating Partnership, (3) borrowings under other secured construction loans that we may enter into, as well as (4) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayments of borrowings under our revolving credit facility. As mentioned above, we do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities or from proceeds from sales of properties.

Notwithstanding the recent turbulence in the global credit markets, such as widening credit spreads and tightening underwriting standards which have negatively impacted the availability of capital across many industries, we anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long term. If these sources of funds are insufficient or unavailable, our ability to make distributions to unitholders and satisfy other cash payments may be adversely affected.

Off Balance Sheet Arrangements

We have several off balance sheet joint venture and guarantee arrangements. The joint ventures were formed with unrelated investors to generate additional capital to fund property acquisitions, repay outstanding debt, fund other strategic initiatives and lessen the risks typically associated with owning 100.0% of a property. When we create a joint venture with a partner, we usually contribute cash or wholly owned assets to a newly formed entity in which we retain an equal or minority interest. For financial reporting purposes, certain assets we sold have been accounted for as financing arrangements. See Notes 1, 2 and 3 to the Consolidated Financial Statements.

As discussed in Note 1 to the Consolidated Financial Statements, we generally account for our investments in less than majority owned joint ventures, partnerships and limited liability companies under the equity method of accounting. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet and the results of operations of these joint ventures are not included on our income statement, other than as equity in earnings of unconsolidated affiliates. Generally, we are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our joint venture partners are required to agree to customary limited exceptions to non-recourse liability in non-recourse loans.

As of December 31, 2007, our unconsolidated joint ventures had $719.9 million of total assets and $577.0 million of total liabilities as reflected in their financial statements. At December 31, 2007, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 39.3%. During 2007, these unconsolidated joint ventures earned $36.0 million of total net income, of which our share, after appropriate purchase accounting and other adjustments, was $12.3 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Consolidated Financial Statements.

As of December 31, 2007, our unconsolidated joint ventures had $545.2 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in the following paragraphs. The following table sets forth the scheduled maturities of our proportionate share of the outstanding debt of our unconsolidated joint ventures as of December 31, 2007 ($ in thousands):

2008	$4,569
2009	6,665
2010	9,384
2011	6,071
2012	41,858
Thereafter	163,678
$232,225

We and our joint venture partner each guaranteed $8.6 million of debt of the Des Moines joint ventures that was outstanding at December 31, 2007. Because the joint ventures currently generate sufficient cash flow to cover the required debt service, no liability for these guarantees was recorded at December 31, 2007. Recourse provisions exist that would enable us to recover some or all of any such payments from the joint ventures’ assets.

To facilitate a financing by the RRHWoods, LLC joint venture, we and our joint venture partner each guaranteed $3.1 million relating to a letter of credit and a corresponding master lease through August 2010. The guarantee requires us to pay under a contingent master lease if the cash flows from the building securing the letter of credit do not cover at least 50% of the minimum debt service. During 2007, we made master lease payments of $0.1 million. As of December 31, 2007, we recorded a $0.3 million deferred charge included in other assets and liabilities on our Consolidated Balance Sheet with respect to this guarantee. Our maximum potential exposure under this guarantee was $0.5 million at December 31, 2007. Recourse provisions exist that would enable us to recover some or all of any such payments from the joint venture’s assets.

To facilitate a financing by the Plaza Colonnade, LLC joint venture, we and our joint venture partner signed a contingent master lease relating to 30,772 square feet through December 2009. Our maximum potential exposure under this master lease was $0.9 million at December 31, 2007. The current occupancy level of the building has been sufficient to cover all debt service requirements and, accordingly, no payments have been required under the master lease.

To facilitate the restructuring of a tenant’s leases with us and the Highwoods DLF 97/26 DLF 99/32, LP joint venture in September 2003, we agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications through June 2008. In connection with this arrangement, we have approximately $0.2 million in other liabilities and $0.2 million as a deferred charge in other assets recorded on our Consolidated Balance Sheet at December 31, 2007. Our maximum potential exposure under this arrangement was $0.3 million at December 31, 2007. During 2007, $0.5 million was charged to expense in connection with this arrangement.

To facilitate a financing by the RRHWoods, LLC and Dallas County Partners joint ventures, we and our joint venture partner agreed to master lease certain vacant space and each guarantee $0.8 million of debt through 2014. No master lease payments were necessary in 2007. We currently have recorded $0.07 million in other liabilities and $0.07 million as a deferred charge included in other assets on its Consolidated Balance Sheet with respect to the master lease payment guarantee. The maximum potential exposure under the master lease was $2.0 million at December 31, 2007. Because the joint ventures currently generate sufficient cash flow to cover the required debt service, no liability for the $0.8 million direct guarantee was recorded at December 31, 2007. Recourse provisions exist that would enable us to recover some or all of any such payments from the joint ventures’ assets.

On September 27, 2004, we and an affiliate of Crosland, Inc. (“Crosland”) formed Weston Lakeside, LLC, in which we had a 50.0% ownership interest. On June 29, 2005, we contributed 22.4 acres of land at an agreed upon value of $3.9 million to this joint venture, and Crosland contributed approximately $2.0 million in cash. Immediately thereafter, the joint venture distributed approximately $1.9 million to us and we recorded a gain of $0.5 million. Crosland managed and operated this joint venture, which constructed 332 rental residential units in three buildings at a total cost of approximately $33.7 million. Crosland received 3.25% of all project costs other than land as a development fee and 3.5% of the gross revenue of the joint venture in management fees. We provided certain development services for the project and received a fee equal to 1.0% of all project costs excluding land. We accounted for this joint venture using the equity method of accounting. On February 22, 2007, the joint venture sold the 332 rental residential units to a third party for gross proceeds of $45.0 million and paid off all of its outstanding debt and various development related costs. The joint venture recorded a gain of $11.3 million in the first quarter of 2007 related to this sale and we recorded $5.0 million as our proportionate share through equity in earnings of unconsolidated affiliates. Our share of the gain was less than 50.0% due to Crosland’s preferred return as the developer. We received aggregate net distributions of $6.2 million. Weston Lakeside, LLC has been dissolved.

On December 22, 2004, we and Easlan Investment Group, Inc. (“Easlan”) formed The Vinings at University Center, LLC. We contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50.0% equity interest. Easlan contributed $1.1 million in the form of non-interest bearing promissory notes for a 50.0% equity interest in the joint venture. The joint venture completed the construction of 156 rental residential units on the 7.8 acres of land in the first quarter of 2006. Easlan was the manager and leasing agent for these residential units and received customary management fees and leasing commissions. We received development fees throughout the construction project. We consolidated this joint venture from inception under the provisions of FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46(R)”) because Easlan had no at-risk equity and we would absorb the majority of the joint venture’s expected losses, if any. On November 1, 2006, the joint venture sold the residential units to a third party for gross proceeds of $14.3 million, paid off all of its outstanding debt and made cash distributions to the partners. We received a distribution of $2.9 million and recorded a gain of $1.4 million during the fourth quarter of 2006. The Vinings at University Center, LLC has been dissolved.

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

Financing Arrangements

The following summarizes significant sale transactions in 2000 and 2002 that were or continue to be accounted for as financing arrangements under paragraphs 25 through 29 of SFAS No. 66 during the years ended December 31, 2007, 2006 and 2005.

- SF-HIW Harborview Plaza, LP

On September 11, 2002, we contributed Harborview Plaza, an office building in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. The other partner contributed $12.6 million of cash and a new loan was obtained by the partnership for $22.8 million. In connection with this disposition, we entered into a master lease agreement with Harborview LP for five years on the then vacant space in the building (approximately 20% of the building); occupancy was 98.8% at December 31, 2007. We also guaranteed to Harborview LP the payment of tenant improvements and lease commissions of $1.2 million. Our maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002; this guarantee expired on September 10, 2007. Additionally, our partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to us in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that such partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP’s assets and liabilities, less 3.0%, which amount was intended to cover the normal costs of a sale transaction.

Because of the put option, this transaction is accounted for as a financing transaction as described in Note 1. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain in our Consolidated Financial Statements. As a result, we have established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the greater of the original financing obligation or the current fair value of the put option discussed above. The estimated fair value of the put option was $15.6 million at December 31, 2007. This amount is adjusted by a related valuation allowance account, which is being amortized prospectively through September 2014 as interest expense on financing obligation. The amount of the financing obligation together with the valuation allowance was $16.6 million at December 31, 2007. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. We continue to depreciate the property and record all of the depreciation on our books. Any payments made under the master lease agreement were expensed as incurred ($0.07 million, $0.1 million and $0.1 million was expensed during the years ended December 31, 2007, 2006 and 2005, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or is otherwise terminated, we will record the transaction as a sale and recognize gain on sale.

- Eastshore

On November 26, 2002, we sold three buildings located in Richmond, Virginia (the “Eastshore” transaction) for a total price of $28.5 million in cash. Each of the properties was leased on a triple-net basis to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc. In connection with the sale, we guaranteed any shortfalls that may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). Our maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale. Payments made under this guarantee were as follows: 2002 and 2003 – none; 2004 - $0.09 million; 2005 - $0.1 million; 2006 - $0.7 million; and 2007 through the guarantee termination date - $0.8 million.

These rent guarantees were a form of continuing involvement as discussed in paragraph 28 of SFAS No. 66. Because the guarantees covered the entire space occupied by a single tenant under a triple-net lease arrangement, our guarantees were considered a guaranteed return on the buyer’s investment for an extended period of time. Therefore, the transaction had been accounted for as a financing transaction following the accounting method described in Note 1 to the Consolidated Financial Statements through July 2005. Accordingly, through July 2005, the assets, liabilities and operations were included in the Consolidated Financial Statements, and a financing obligation of $28.8 million was recorded, which represented the amount received from the buyer, adjusted for subsequent activity. The income from the operations of the properties, other than depreciation, was allocated 100.0% to the owner as interest expense on financing obligations. Payments made under the rent guarantees were charged to expense as incurred. This transaction was recorded as a completed sale transaction in July 2005 when the maximum exposure to loss under the guarantees became less than the related deferred gain; accordingly, $1.7 million in gain was recognized in the last six months of 2005, $3.6 million in gain was recognized in 2006 and $3.3 million in gain was recognized in 2007 as the maximum exposure under the guarantees was reduced. Payments made under rent guarantees after July 2005 were recorded as a reduction of the deferred gain.

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

During 2007, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50 million of borrowings outstanding under our revolving credit facility. These swaps fix the underlying 30-day LIBOR rate under which interest on such borrowings is based at 4.70%. These swaps were not designated as hedges as of December 31, 2007 under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Accordingly, the swaps were accounted for as non-hedge derivatives as of December 31, 2007, and an aggregate unrealized loss of $0.2 million was recognized in 2007 for these two swaps.

In January 2008, we entered into two additional floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50 million of borrowings outstanding under our revolving credit facility or other floating rate debt. These swaps fix the underlying LIBOR rate under which interest on such borrowings is based at 3.26% for $30 million of borrowings and 3.24% for $20 million of borrowings. These swaps were designated as hedges under SFAS No. 133. Accordingly, the swaps are being accounted for as cash flow hedges.

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

The policies and estimates used in the preparation of our Consolidated Financial Statements are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2007. However, certain of our significant accounting policies contain an increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements. Management has reviewed our critical accounting policies and estimates with the audit committee of the Company’s Board of Directors.

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

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at cost in the Consolidated Balance Sheets. Our capitalization policy on development properties is in accordance with SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties,” SFAS No. 34, “Capitalization of Interest Costs,” and SFAS No. 58, “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method.” Development

expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. Interest and other carrying costs are capitalized until the building is ready for its intended use, but not later than one year from cessation of major construction activity. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction.

Expenditures directly related to the leasing of properties are included in deferred leasing costs and are stated at cost in the Consolidated Balance Sheets. We capitalize initial direct costs related to our leasing efforts in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs such as legal fees related to leasing activities that are incurred in connection with successfully securing leases on the properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. Estimated costs related to unsuccessful activities are expensed as incurred. Changes in our estimates regarding the successful efforts of leasing could result in changes that impact earnings.

We record liabilities under FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”) for the performance of asset retirement activities when the obligation to perform such activities is unconditional, whether or not the timing or method of settlement of the obligation may be conditional on a future event.

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

Above and below market leases acquired are recorded in other assets at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining term of the respective leases and any below market option periods. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance is adjusted through rental revenue.

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

Real estate and leasehold improvements are classified as long-lived assets held for sale or as long-lived assets to be held for use. Real estate is classified as held for sale when the criteria set forth in SFAS No. 144 are satisfied; this determination requires us to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur. Actual results could differ from those assumptions. In accordance with SFAS No. 144, we record assets held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value. With respect to assets classified as held for use, if events or changes in circumstances, such as a significant decline in occupancy and change in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating cash flows, including estimated residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the net carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analysis; in some instances, appraisal information may be available and is used in addition to the discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on our properties held for sale and held for use.

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

Discontinued Operations

Properties that are sold or classified as held for sale are classified as discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” (effective beginning in 2005) provided that (1) the operations and cash flows of the property will be eliminated from our ongoing operations and (2) we will not have any significant continuing involvement in the operations of the property after it is sold. Interest expense is included in discontinued operations if the related loan securing the sold property is paid off or assumed by the buyer in connection with the sale. If the property is sold to a joint venture in which we retain an interest, the property will not be accounted for as a discontinued operation due to our significant ongoing interest in the operations through our joint venture interest. If we are retained to provide property management, leasing and/or other services for the property owner after the sale, the property generally will be accounted for as a discontinued operation because the expected cash flows related to these management and leasing activities will generally not be significant in comparison to the cash flows from the property prior to sale.

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

The computation of property operating cost recovery income from tenants is complex and involves numerous judgments, including the interpretation of terms and other tenant lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We record these payments as income each month. We make adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each tenant’s final cost reimbursements and, after considering amounts paid by the tenants during the year, issue a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, usually beginning in March and completed by mid-year.

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

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes.

As of December 31, 2007, we had $1,394 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at December 31, 2007 was $1,385 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of December 31, 2007 would decrease by approximately $69 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of December 31, 2007 would increase by approximately $75 million.

As of December 31, 2007, we had $197.6 million of variable rate debt outstanding not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2008, our interest expense relating to this debt would be increased or decreased approximately $2.0 million.

For a discussion of the $50 million of interest rate swaps in effect at December 31, 2007, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Interest Rate Hedging Activities.” If LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of these swaps as of December 31, 2007 would decrease or increase, respectively, by approximately $0.3 million.

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

ITEM 8. FINANCIAL STATEMENTS

See page 48 for Index to Consolidated Financial Statements.

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

The CEO and CFO evaluations of our controls and procedures include a review of the controls’ objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this Annual Report. We seek to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, is undertaken. Our controls and procedures are also evaluated on an ongoing basis by or through the following:

•	activities undertaken and reports issued by employees in our internal audit department;

•	quarterly sub-certifications by representatives from appropriate business and accounting functions to support the CEO’s and CFO’s evaluations of our controls and procedures;

•	other personnel in our finance and accounting organization;

•	members of our internal disclosure committee; and

•	members of the audit committee of our Board of Directors.

We do not expect that our controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision of the Company’s CEO and CFO, the Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company, which is the general partner of the Operating Partnership and conducts virtually all of its operations through the Operating Partnership, reported that the Company’s internal control over financial reporting was not effective as of December 31, 2006 due to material weaknesses that existed as of such date in the internal control environment associated with our accounting for real estate assets. In 2007, we developed and implemented remediation plans to improve the internal control environment associated with the material weaknesses that existed as of December 31, 2006. First, we converted from a supplemental software package, which had been used for tracking detailed fixed asset records and for calculating depreciation, to the detailed fixed asset and depreciation module contained within and integrated to our general ledger package. This conversion eliminated the need to reconcile the supplemental system to the general ledger, enhanced the effectiveness of our current fixed asset account reconciliations, and allowed for the development and use of additional integrity reports to analyze our fixed asset and related depreciation accounts. Second, we began using our centralized lease approval software to identify and properly account for all tenant improvements undertaken by tenants. Third, we implemented additional analytical procedures to reasonably assure that costs related to in-process building improvements, tenant improvements and new development completion costs are identified and properly accrued in our consolidated financial statements on a timely basis. Fourth, we set up an internal steering committee and hired an outside consultant to evaluate our current use of the job-cost module within our general ledger package. As a result, we designed and are implementing improved procedures in our use of the software to track the percentage of completion of jobs that are in process. Fifth, we developed and are implementing a plan to use our centralized invoice approval software to process all invoices related to in-process building improvements, tenant improvements and new development completion costs. Sixth, we created a Director of SOX Compliance position, which was filled in November 2007, to oversee our current project to develop and implement a Company-wide policy and procedures manual for use by our divisional and accounting staff to reasonably assure consistent and appropriate assessment and application of generally accepted accounting principles. Seventh, we hired a Chief Accounting Officer who started with the Company in August 2007. As a result of the foregoing activities, the material weaknesses that existed as of December 31, 2006 were determined to have been remediated as of December 31, 2007.

DISCLOSURE CONTROLS AND PROCEDURES

SEC rules also require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure. The Company’s CEO and CFO believe that our disclosure controls and procedures were effective at the end of the period covered by this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company is the sole general partner of the Operating Partnership. Information about the Company’s executive officers and directors and the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on its website, is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 15, 2008. See Item X in Part I of this Annual Report for biographical information regarding the Company’s executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 15, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of the Company’s Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 15, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 15, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by the Company’s independent registered public accounting firms is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 15, 2008.

PART IV

ITEM 15. EXHIBITS

FINANCIAL STATEMENTS

Reference is made to the Index of Financial Statements on page 48 for a list of the consolidated financial statements included in this report.

EXHIBITS

Exhibit Number	Description

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

4.2	Form of 5.85% Notes due March 15, 2017 (filed as part of the Company’s Current Report on Form 8-K dated March 22, 2007)

4.3	Officers’ Certificate Establishing the Terms of the 5.85% Notes, dated as of March 22, 2007 (filed as part of the Company’s Current Report on Form 8-K dated March 22, 2007)

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

10.5	2005 Shareholder Value Plan (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.6

Amendment to Credit Agreement among the Operating Partnership, the Company, the Subsidiaries named therein and the Lender named therein, dated August 8, 2006 (filed as part of the Company’s Current Report on Form 8-K dated August 8, 2006)

10.7	Highwoods Properties, Inc. Retirement Plan, effective as of March 1, 2006 (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.8	Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Edward J. Fritsch (filed as part of the Company’s Current Report on Form 8-K dated April 13, 2007)

Exhibit Number	Description

10.9	Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Michael E. Harris (filed as part of the Company’s Current Report on Form 8-K dated April 13, 2007)

10.10	Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Terry L Stevens (filed as part of the Company’s Current Report on Form 8-K dated April 13, 2007)

10.11	Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Gene H. Anderson (filed as part of the Company’s Current Report on Form 8-K dated April 13, 2007)

10.12	Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Jeffrey D. Miller (filed as part of the Company’s Current Report on Form 8-K dated April 13, 2007)

21	Schedule of subsidiaries of the Company (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of

Highwoods Realty Limited Partnership

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (a majority-owned subsidiary of Highwoods Properties, Inc.) (the “Operating Partnership”) as of December 31, 2007 and 2006, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Realty Limited Partnership and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

March 12, 2008

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except unit and per unit data)

	December 31,
	2007	2006
Assets:
Real estate assets, at cost:
Land	$357,841	$345,435
Buildings and tenant improvements	2,708,989	2,572,575
Development in process	101,661	101,899
Land held for development	103,365	99,806
	3,271,856	3,119,715
Less-accumulated depreciation	(649,765)	(588,199)
Net real estate assets	2,622,091	2,531,516
Real estate and other assets, net, held for sale	10,466	44,321
Cash and cash equivalents	3,144	15,838
Restricted cash	15,896	2,027
Accounts receivable, net of allowance of $935 and $1,253, respectively	23,521	23,347
Notes receivable, net of allowance of $68 and $786, respectively	5,226	7,871
Accrued straight-line rents receivable, net of allowance of $440 and $301, respectively	74,427	68,364
Investment in unconsolidated affiliates	56,891	57,365
Deferred financing and leasing costs, net of accumulated amortization	72,188	66,352
Prepaid expenses and other assets	41,954	20,648
Total Assets	$2,925,804	$2,837,649
Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital:
Mortgages and notes payable	$1,641,987	$1,464,266
Accounts payable, accrued expenses and other liabilities	157,726	156,772
Financing obligations	35,071	35,530
Total Liabilities	1,834,784	1,656,568
Commitments and Contingencies (see Note 15)
Minority interest	6,804	2,878
Redeemable Operating Partnership Units:
Common Units, 4,057,003 and 4,733,200 outstanding at December 31, 2007 and 2006, respectively	119,195	192,925
Series A Preferred Units (liquidation preference $1,000 per unit), 82,937 and 104,945 shares issued and outstanding at December 31, 2007 and 2006, respectively	82,937	104,945
Series B Preferred Units (liquidation preference $25 per unit), 2,100,000 and 3,700,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	52,500	92,500
Total Redeemable Operating Partnership Units	254,632	390,370
Partners’ Capital:
Common Units:
General partner Common Units, 608,154 and 605,355 outstanding at December 31, 2007 and 2006, respectively	8,305	7,893
Limited partner Common Units, 56,150,230 and 55,196,984 outstanding at December 31, 2007 and 2006, respectively	822,217	781,455
Accumulated other comprehensive loss	(938)	(1,515)
Total Partners’ Capital	829,584	787,833
Total Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital	$2,925,804	$2,837,649

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(in thousands, except per unit amounts)

	Years Ended December 31,
	2007	2006	2005
Rental and other revenues	$437,021	$409,170	$387,929
Operating expenses:
Rental property and other expenses	156,739	149,945	138,279
Depreciation and amortization	122,164	112,864	107,086
Impairment of assets held for use	789	—	3,172
General and administrative	41,930	37,100	33,032
Total operating expenses	321,622	299,909	281,569
Interest expenses:
Contractual	93,911	94,193	98,231
Amortization of deferred financing costs	2,415	2,375	3,372
Financing obligations	3,930	4,162	5,032
	100,256	100,730	106,635
Other income/(expense):
Interest and other income	6,402	6,546	6,827
Settlement of tenant bankruptcy claim	—	1,581	—
Loss on debt extinguishments	—	(494)	(453)
	6,402	7,633	6,374
Income before disposition of property, insurance gain, minority
interest and equity in earnings of unconsolidated affiliates	21,545	16,164	6,099
Gains on disposition of property, net	20,418	16,157	14,172
Gain from property insurance settlement	4,128	—	—
Minority interest	(679)	(605)	—
Equity in earnings of unconsolidated affiliates	12,322	6,427	8,863
Income from continuing operations	57,734	38,143	29,134
Discontinued operations:
Income from discontinued operations	2,005	3,524	10,437
Net gains on sales of discontinued operations	34,477	14,640	25,681
	36,482	18,164	36,118
Net income	94,216	56,307	65,252
Distributions on preferred units	(13,477)	(17,063)	(27,238)
Excess of preferred unit redemption cost over carrying value	(2,285)	(1,803)	(4,272)
Net income available for common unitholders	$78,454	$37,441	$33,742
Net income per common unit - basic:
Income/(loss) from continuing operations	$0.70	$0.32	$(0.04)
Income from discontinued operations	0.60	0.31	0.61
Net income	$1.30	$0.63	$0.57
Weighted average common units outstanding - basic	60,225	59,273	59,012
Net income per common unit - diluted:
Income/(loss) from continuing operations	$0.69	$0.31	$(0.04)
Income from discontinued operations	0.59	0.30	0.61
Net income	$1.28	$0.61	$0.57
Weighted average common units outstanding - diluted	61,138	60,953	59,012
Distributions declared per common unit	$1.70	$1.70	$1.70

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Capital

(in thousands, except unit amounts)

For the Years Ended December 31, 2007, 2006 and 2005

	Common Unit		Deferred Compen- sation	Accum Other Compre- hensive Loss	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2004	$9,352	$925,683	$(4,111)	$(2,814)	$928,110
Issuance of Common Units	16	1,634	—	—	1,650
Redemption of Common Units	(181)	(17,900)	—	—	(18,081)
Distributions paid on Common Units	(1,008)	(99,780)	—	—	(100,788)
Distributions paid on Preferred Units	(272)	(26,966)	—	—	(27,238)
Net income	653	64,599	—	—	65,252
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	139	13,791	—	—	13,930
Other comprehensive income	—	—	—	602	602
Issuance of restricted stock by the Company, net	13	1,304	(1,317)	—	—
Fair market value of options granted	12	1,220	(1,232)	—	—
Amortization of restricted stock and stock options	—	—	2,724	—	2,724
Balance at December 31, 2005	8,724	863,585	(3,936)	(2,212)	866,161
Reversal of unvested deferred compensation as a result of the adoption of SFAS No. 123 (R)	(40)	(3,896)	3,936	—	—
Issuance of Common Units	428	42,377		—	42,805
Redemption of Common Units	(265)	(26,217)	—	—	(26,482)
Distributions paid on Common Units	(1,011)	(100,077)	—	—	(101,088)
Distributions paid on Preferred Units	(171)	(16,892)	—	—	(17,063)
Net income	563	55,744	—	—	56,307
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(372)	(36,862)	—	—	(37,234)
Other comprehensive income	—	—	—	697	697
Amortization of restricted stock and stock options	37	3,693	—	—	3,730
Balance at December 31, 2006	7,893	781,455	—	(1,515)	787,833
Issuance of Common Units	71	6,996	—	—	7,067
Redemption of Common Units	(275)	(27,193)	—	—	(27,468)
Distributions paid on Common Units	(1,030)	(101,993)	—	—	(103,023)
Distributions paid on Preferred Units	(134)	(13,343)	—	—	(13,477)
Net income	942	93,274	—	—	94,216
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	788	78,040	—	—	78,828
Other comprehensive income	—	—	—	577	577
Amortization of restricted stock and stock options	50	4,981	—	—	5,031
Balance at December 31, 2007	$8,305	$822,217	$—	$(938)	$829,584

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$94,216	$56,307	$65,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	109,538	103,756	110,820
Amortization of lease commissions	14,318	14,546	15,606
Amortization of lease incentives	962	828	879
Amortization of restricted stock and stock options	5,031	3,730	2,724
Amortization of deferred financing costs	2,415	2,375	3,372
Amortization of accumulated other comprehensive loss	577	697	703
Impairment of assets held for use	789	2,600	7,587
Loss on debt extinguishments	—	494	453
Net gains on disposition of property	(54,895)	(30,797)	(39,853)
Gain from property insurance settlement	(4,128)	—	—
Minority interest	679	605	—
Equity in earnings of unconsolidated affiliates	(12,322)	(6,427)	(8,863)
Change in financing obligations	454	1,191	212
Distributions of earnings from unconsolidated affiliates	4,271	7,335	8,516
Changes in operating assets and liabilities:
Accounts receivable	481	2,792	(5,931)
Prepaid expenses and other assets	(2,148)	(3,608)	(1,468)
Accrued straight-line rents receivable	(7,418)	(8,592)	(7,496)
Accounts payable, accrued expenses and other liabilities	8,706	(2,430)	(5,488)
Net cash provided by operating activities	161,526	145,402	147,025
Investing activities:
Additions to real estate assets and deferred leasing costs	(287,491)	(221,948)	(160,800)
Proceeds from disposition of real estate assets	143,586	259,566	370,615
Proceeds from property insurance settlement	4,940	—	—
Distributions of capital from unconsolidated affiliates	19,164	11,506	4,912
Net repayments in notes receivable	2,918	1,361	4,345
Contributions to unconsolidated affiliates	(4,716)	(100)	—
Cash assumed upon consolidation of unconsolidated affiliate	—	645	—
Changes in restricted cash and other investing activities	(30,259)	12,749	(11,461)
Net cash (used in)/provided by investing activities	(151,858)	63,779	207,611
Financing activities:
Distributions paid on Common Units	(103,023)	(101,088)	(100,788)
Redemption of Preferred Units	(62,256)	(50,000)	(130,000)
Distributions paid on Preferred Units	(13,477)	(17,063)	(27,238)
Distributions to minority partner in consolidated affiliate	(2,404)	(737)	—
Net proceeds from the sale of Common Units	7,067	42,805	1,650
Redemption of Common Units	(27,468)	(26,482)	(11,318)
Borrowings on revolving credit facility	393,800	650,000	152,500
Repayments of revolving credit facility	(527,500)	(479,000)	(132,000)
Borrowings on mortgages and notes payable	429,786	79,762	38,287
Repayments of mortgages and notes payable	(118,462)	(289,188)	(167,075)
Payments on financing obligations	(913)	(863)	(775)
Payments on debt extinguishments	—	—	(255)
Contributions from minority interest partner	5,651	760	—
Additions to deferred financing costs and other financing activities	(3,163)	(3,219)	(654)
Net cash used in financing activities	(22,362)	(194,313)	(377,666)
Net (decrease)/increase in cash and cash equivalents	(12,694)	14,868	(23,030)
Cash and cash equivalents at beginning of the period	15,838	970	24,000
Cash and cash equivalents at end of the period	$3,144	$15,838	$970

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows - Continued

(in thousands)

Supplemental disclosure of cash flow information:

	Years Ended December 31,
	2007	2006	2005
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $2,148, $1,614 and $3,454 for 2007, 2006 and 2005, respectively)	$88,847	$96,187	$100,761

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net asset acquisitions and dispositions subject to mortgage notes payable and other non-cash transactions.

	Years Ended December 31,
	2007	2006	2005
Assets:
Net real estate assets	$2,409	$34,852	$(20,674)
Restricted cash	—	(1,865)	2,500
Accounts receivable	—	102	10
Notes receivable	—	—	—
Accrued straight-line rents receivable	—	962	(434)
Investment in unconsolidated affiliates	2,342	(1,938)	1,553
Deferred leasing costs, net	—	287	(61)
Prepaid and other	29	—	(268)
	$4,780	$32,400	$(17,374)

Liabilities:
Mortgages and notes payable	$—	$31,076	$7,330
Accounts payable, accrued expenses and other liabilities	23	(1,652)	12,277
Financing obligation	—	1,048	(30,218)
	$23	$30,472	$(10,611)

Minority Interest and Partners’ Capital	$4,757	$1,928	$(6,763)

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

At December 31, 2007, the Company owned all of the preferred partnership interests (“Preferred Units”) and 93.3% of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. In 2007, the Company redeemed 620,361 Common Units for $27.5 million in cash and redeemed 55,836 Common Units for a like number of shares of Common Stock, which increased the percentage of Common Units owned by the Company from 92.2% at December 31, 2006 to 93.3% at December 31, 2007. In 2006, the Company redeemed 716,888 Common Units in cash, which increased the percentage of Common Units owned by the Company from 90.8% at December 31, 2005 to 92.2% at December 31, 2006. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s Preferred Stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights as more fully described in Note 9.

As of December 31, 2007, the Company and/or the Operating Partnership wholly owned: 311 in-service office, industrial and retail properties; 109 rental residential units; 634 acres of undeveloped land suitable for future development, of which 493 acres are considered core holdings; and an additional 15 properties and 139 for-sale condominiums under development. In addition, we owned interests (50.0% or less) in 67 in-service office and industrial properties and 418 rental residential units. Five of the in-service office properties are consolidated at December 31, 2007 as more fully described below and in Note 3 to the Consolidated Financial Statements.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As more fully described below and in Notes 4 and 12, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Consolidated Balance Sheet at December 31, 2006 and the Consolidated Statements of Income for the years ended December 31, 2006 and 2005 were reclassified from previously reported amounts to reflect in real estate and other assets held for sale and in discontinued operations the assets and operations for those properties sold or held for sale in 2007 which qualified for discontinued operations presentation.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at cost in the Consolidated Balance Sheets. Our capitalization policy on development properties is in accordance with SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties,” SFAS No. 34, “Capitalization of Interest Costs,” and SFAS No. 58, “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method.” Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. Interest and other carrying costs are capitalized until the building is ready for its intended use, but not later than one year from cessation of major construction activity. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction.

Expenditures directly related to the leasing of properties are included in deferred leasing costs and are stated at cost in the Consolidated Balance Sheets. We capitalize initial direct costs related to our leasing efforts in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs, such as legal fees related to leasing activities, that are incurred in connection with successfully securing leases on the properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. At December 31, 2007 and 2006, gross deferred leasing costs were $106.4 million and $95.8 million, respectively, and accumulated amortization was $43.0 million and $37.0 million, respectively. Estimated costs related to unsuccessful activities are expensed as incurred. Changes in our estimates regarding the successful efforts of leasing could result in changes that impact earnings.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

We record liabilities under FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”) for the performance of asset retirement activities when the obligation to perform such activities is unconditional, whether or not the timing or method of settlement of the obligation may be conditional on a future event.

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

Above and below market leases acquired are recorded in other assets at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining term of the respective leases and any below market option periods. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance is adjusted through rental revenue.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Real estate and leasehold improvements are classified as long-lived assets held for sale or as long-lived assets to be held for use. Real estate is classified as held for sale when the criteria set forth in SFAS No. 144 are satisfied; this determination requires us to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur. Actual results could differ from those assumptions. In accordance with SFAS No. 144, we record assets held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer, less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value. With respect to assets classified as held for use, if events or changes in circumstances, such as a significant decline in occupancy and change in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating cash flows, including estimated residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the net carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analysis; in some instances, appraisal information may be available and is used in addition to the discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on our properties held for sale and held for use.

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

If we retain an interest in the buyer and provide certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, we account for such transaction as a profit-sharing arrangement. For transactions treated as profit-sharing arrangements, we record a profit-sharing obligation for the amount of equity contributed by the other partner and continue to keep the property and related accounts recorded on our Consolidated Financial Statements. The results of operations of the property, net of expenses other than depreciation (net operating income), are allocated to the other partner for its percentage interest and reflected as “co-venture expense” in our Consolidated Financial Statements. In future periods, a sale is recorded and profit is recognized when the remaining maximum exposure to loss is reduced below the amount of gain deferred.

Lease Incentives

We account for lease incentive costs, which are payments made to or on behalf of a tenant as an incentive to sign the lease, in accordance with FASB Technical Bulletin (FTB) 88-1, “Issues Relating to Accounting for Leases.” These costs are capitalized in deferred leasing costs and amortized on a straight-line basis over the respective lease terms as a reduction of rental revenues.

Discontinued Operations

Properties that are sold or classified as held for sale are classified as discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” (effective beginning in 2005) provided that (1) the operations and cash flows of the property will be eliminated from our ongoing operations and (2) we will not have any significant continuing involvement in the operations of the property after it is sold. Interest expense is included in discontinued operations if the related loan securing the sold property is paid off or assumed by the buyer in connection with the sale. If the property is sold to a joint venture in which we retain an interest, the property will not be accounted for as a discontinued operation due to our significant ongoing interest in the operations through our joint venture interest. If we are retained to provide property management, leasing and/or other services for the property owner after the sale, the property generally will be accounted for as a discontinued operation because the expected cash flows related to these management and leasing activities will generally not be significant in comparison to the cash flows from the property prior to sale.

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

Beginning January 1, 2006, we began to record minority interest upon consolidation of Markel, a 50.0% owned affiliate, as a result of our adoption of EITF Issue No. 04-5. Accordingly, the Consolidated Balance Sheet at January 1, 2006 included approximately $44 million of real estate assets, net of accumulated depreciation, and other assets, and approximately $39 million in mortgages and notes payable and other liabilities, with the remaining effects primarily to investments in unconsolidated affiliates and to minority interest.

The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the minority interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of our assets warrant a distribution as determined by the agreement. In accordance with the disclosure provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), we estimate the value of minority interest distributions would have been approximately $15.5 million had the entity been liquidated as of December 31, 2007. This estimated settlement value is based on estimated third party consideration realizable by the entity upon a hypothetical disposition of the properties and is net of all other assets and liabilities. The actual amount of any distributions to the minority interest holder in this entity is difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the minority interest holder.

In the fourth quarter of 2006, we entered into an agreement with REES to ground lease certain development land to special purpose entities owned by REES. Under the agreement, REES will contribute 7% of the costs of constructing properties on this land not to exceed $4.0 million outstanding at any time. REES will generally earn an agreed fixed return for its economic investment in these entities. The balance of development costs will be funded by third party construction loans. If third party construction loans are not obtained, the remaining 93% of costs are loaned to the entities by us. Subject to the exercise of a purchase option, it is expected that we will acquire the properties in the future at an amount generally equal to the actual development costs incurred plus the fixed return earned by REES for its economic investment in these entities. As we are considered the primary beneficiary, we consolidate these entities in accordance with FIN 46(R). These entities will be re-evaluated for primary beneficiary status when the entities undertake additional activity, such as placing the development projects in-service. REES’s investment in the entities is included in minority interest as shown in the tables below. All costs to form the entities and other related fees have been expensed as incurred.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In the first quarter of 2007, our taxable REIT subsidiary formed Plaza Residential, LLC with Dominion Partners, LLC (“Dominion”). Plaza Residential was formed to develop and sell 139 residential condominiums to be constructed above an office tower being developed by us in Raleigh, NC. Dominion has a 7% equity interest in the joint venture, will perform development services for the joint venture for a market development fee and guarantees 40.0% of the construction financing. Dominion will also receive 35.0% of the net profits from the joint venture once the partners have received distributions equal to their equity plus a 12.0% return on their equity. We are consolidating this majority owned joint venture and intercompany transactions have been eliminated in the Consolidated Financial Statements. At December 31, 2007, binding sale contracts had been executed for all of the residential condominiums. $3.9 million of deposits related to these contracts (non-refundable unless we default in our obligation to deliver the units) had been received and are reflected in restricted cash with a corresponding amount in other liabilities. We will account for the sale of the residential condominiums in accordance with SFAS No. 66 and will record the sales when the related closings occur.

Following is minority interest as reflected in our Consolidated Balance Sheets:

	December 31,
	2007	2006
Minority interest in Markel	$3,446	$2,118
Minority interest in REES	2,561	760
Minority interest in Plaza Residential	797	—
Total minority interest	$6,804	$2,878

Investments in Joint Ventures

We account for our investments in less than majority owned joint ventures, partnerships and limited liability companies under the equity method of accounting when, in accordance with EITF 04-5, our interests represent a general partnership interest but substantive participating rights or substantive kick out rights have been granted to the limited partners or when our interests do not represent a general partnership interest and we do not control the major operating and financial policies of the entity. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for our share of earnings and cash contributions and distributions. To the extent our cost basis at formation of the joint venture is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in our share of equity in earnings of unconsolidated affiliates.

From time to time, we contribute real estate assets to a joint venture in exchange for a combination of cash and an equity interest in the venture. We assess whether we have continuing involvement in the joint venture as defined in SFAS No. 66 and account for the transaction according to the nature and extent of such involvement. If substantially all the risks and rewards of ownership have transferred and there are no other activities which would represent continuing involvement with the property, a gain is recognized to the extent of the third party investor’s interest and we account for our interest in the joint venture under the equity method of accounting as an unconsolidated affiliate as described in the preceding paragraph. If substantially all the risks and rewards of ownership of the property have not transferred or there are activities which would represent continuing involvement with the property, the transaction is accounted for as a financing or profit-sharing arrangement, leasing arrangement or other alternate method of accounting other than as a sale, as required by SFAS No. 66. See also “Sales of Real Estate” above.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Additionally, the joint ventures will frequently borrow funds on their own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint ventures or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt (see Note 15 for further discussion). In most cases, we and/or our joint venture partners are required to agree to customary limited exceptions on non-recourse loans.

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

The computation of property operating cost recovery income from tenants is complex and involves numerous judgments, including the interpretation of terms and other tenant lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We record these payments as income each month. We make adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each tenant’s final cost reimbursements and, after considering amounts paid by the tenants during the year, issue a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, usually beginning in March and completed by mid-year.

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

Cash Equivalents

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Restricted Cash

Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf. They include security deposits from sales contracts on residential condominiums, construction-related escrows, property disposition proceeds set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments, escrows and reserves for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements, and deposits given to lenders to unencumber secured properties.

Redeemable Common Units and Preferred Units

We account for Redeemable Common Units and Preferred Units in accordance with Accounting Series Release No. 268 issued by the SEC because the limited partners holding the Common Units have the right to put any and all of the Common Units to the Operating Partnership and the Company has the right to put any and all of the Preferred Units to the Operating Partnership in exchange for their liquidation preference plus accrued and unpaid distributions in the event of a corresponding redemption by the Company of the underlying Preferred Stock. Consequently, these Redeemable Common Units and Preferred Units are classified outside of permanent partners’ capital in the accompanying balance sheet. The recorded value of the Redeemable Common Units is based on fair value at the balance sheet date as measured by the closing price of Common Stock on that date multiplied by the total number of Redeemable Common Units outstanding. The recorded value of the Preferred Units is based on their redemption value.

Income Taxes

The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is generally permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. To maintain qualification as a REIT, the Company is required to distribute to its stockholders at least 90.0% of its annual REIT taxable income, excluding capital gains. The partnership agreement requires the Operating Partnership to pay economically equivalent distributions on outstanding Common Units at the same time that the Company pays dividends on its outstanding Common Stock. The minimum dividend per share of Common Stock required for the Company to maintain its REIT status (excluding any net capital gains) was $0.54 per share in 2007 and $0.24 per share in 2005. Aggregate dividends paid on Preferred Stock exceeded REIT taxable income (excluding capital gains) in 2006, which resulted in no required dividend on Common Stock in 2006 for REIT qualification purposes. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. We conduct certain business activities through a taxable REIT subsidiary, as permitted under the Code. The taxable REIT subsidiary is subject to federal and state income taxes on its net taxable income. We record provisions for income taxes, to the extent required under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), based on its income recognized for financial statement purposes, including the effects of temporary differences between such income and the amount recognized for tax purposes. Additionally, beginning January 1, 2007, we began to recognize and measure the effects of uncertain tax positions under FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109.” See Impact of Newly Adopted and Issued Accounting Standards below and Note 17 for discussion of the effect of FIN 48 on our accounting for income taxes.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Concentration of Credit Risk

We perform ongoing credit evaluations of our tenants. As of December 31, 2007, the properties (excluding residential units) to which we directly or indirectly hold title and have all of the ownership rights (the “Wholly Owned Properties”) were leased to 1,836 tenants in 10 primary geographic locations. Our tenants engage in a wide variety of businesses. No single tenant of the Wholly Owned Properties generated more than 7.6% of our consolidated revenues during 2007.

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

On January 1, 2003, we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to that time, we followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

Under SFAS No. 123, the fair value of a stock option is estimated using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. SFAS No. 123 provides examples of possible pricing models and includes the Black-Scholes pricing model, which we have elected to use. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable rather than for use in estimating the fair value of employee stock options subject to vesting and transferability restrictions. We applied the prospective method of accounting and expense all employee stock options (and similar awards) issued on or after January 1, 2003 over the vesting period based on the fair value of the award on the date of grant using the Black-Scholes valuation model.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revised SFAS No. 123. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements and forfeitures to be estimated at the grant date rather than as they occur. We based our estimated forfeiture rate on historical forfeitures of all stock option and restricted stock grants. We adopted SFAS No. 123(R) effective January 1, 2006 using the modified-prospective method and apply the provisions of SFAS No. 123(R) to all share-based compensation. The adoption of SFAS No. 123(R) did not have any material effects on our results of operations for the year ended December 31, 2006.

Had the compensation cost for options issued before January 1, 2003 accounted for under APB 25 been determined based on the fair values at the grant dates for awards granted between January 1, 1995 and December 31, 2002, consistent with the provisions of SFAS No. 123(R), our net income and net income per share for 2005 would have decreased to the pro forma amounts indicated below. Because options issued prior to January 1, 2002 were vested and fully expensed by December 31, 2005, and because options issued in 2002 were granted on March 1 and had only two months of expense in 2006, the impact on 2006 net income of adopting this aspect of SFAS No. 123(R) is not material.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Year Ended December 31, 2005
Net income available for common unitholders -- as reported	$33,742
Add: Stock option expense included in reported net income	484
Deduct: Total stock option expense determined under fair value recognition method for all awards	(727)
Pro forma net income available for common unitholders	$33,499

Basic net income per common unit - as reported	$0.57
Basic net income per common unit - pro forma	$0.57
Diluted net income per common unit - as reported	$0.57
Diluted net income per common unit - pro forma	$0.57

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

Derivative Financial Instruments

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, from time to time we may enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. We generally do not hold these derivatives for trading or speculative purposes.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” requires us to recognize all derivatives on the balance sheet at fair value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability (a “cash flow” hedge), (2) a hedge of changes in the fair value of an asset or a liability attributable to a particular risk (a “fair value” hedge) or (3) an instrument that is held as a non-hedge derivative. Changes in the fair value of highly effective cash flow hedges, to the extent that the hedges are effective, are recorded in Accumulated Other Comprehensive Loss (“AOCL”), until earnings are affected by the hedged transaction (i.e., until periodic settlements of a variable-rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the transaction) is recorded in current-period earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

We formally document all relationships between hedging instruments and hedged items as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) forecasted transactions. We also assess and document, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When we determine that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively.

We are exposed to certain losses in the event of nonperformance by the counter party under any outstanding hedge contracts. We expect the counter parties, which are major financial institutions, to perform fully under any such contracts. However, if any counter party were to default on its obligation under an interest rate hedge contract, we could be required to pay the full rates on our debt, even if such rates were in excess of the rate in the contract.

Earnings Per Unit

We compute earnings per unit in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Basic earnings per unit is computed by dividing net income available for common unitholders by the weighted average number of Common Units outstanding. Diluted earnings per share is computed by dividing net income available for common stockholders plus minority interest in the Operating Partnership by the weighted average number of Common Units plus the dilutive effect of options, warrants and convertible securities outstanding, including Common Units, using the “treasury stock” method. Earnings per unit data is required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements.

Impact of Newly Adopted and Issued Accounting Standards

In June 2006, the FASB issued FIN 48, which we adopted as of January 1, 2007. See Note 17 for further discussion.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS also applies under other accounting pronouncements that require or permit fair value measurements in any new circumstances. SFAS No. 157 is effective as of January 1, 2008. On November 14, 2007, the FASB deferred the effective date of SFAS No. 157 for one year for all non-financial assets and liabilities, except for those items that are recognized or disclosed in the financial statements on a recurring basis. We will adopt SFAS No. 157 in the first quarter of 2008 and are currently evaluating the impact this statement may have on our financial condition and results of operations.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach is material. If, in transition, in evaluating misstatements following an approach not previously used by us, the effect of initial adoption is determined to be material, SAB 108 allows companies to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements of initially applying this guidance are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 in 2006 did not have an effect on our financial condition or results of operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 provided additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method. EITF No. 06-8 is effective as of January 1, 2008. We will adopt EITF No. 06-8 in the first quarter of 2008 and are currently evaluating the impact this guidance may have on our financial condition and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective as of January 1, 2008. We will adopt SFAS No. 159 in the first quarter of 2008 and are currently evaluating the impact this statement may have on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which addresses principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) becomes effective for us on January 1, 2009. We are currently evaluating the impact SFAS No. 141(R) will have on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and presentation standards for a noncontrolling interest in a subsidiary and amends certain of ARB No. 51’s consolidation procedures for consistency with other business combination standards. SFAS No. 160 becomes effective for us on January 1, 2009. We are currently evaluating the impact SFAS No. 160 will have on our financial condition and results of operations.

In December 2007, the FASB ratified EITF Issue No. 07-6 “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause” (“EITF No. 07-6”), which addresses whether a buy-sell clause represents a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS No. 66. We will adopt EITF No. 07-6 in the first quarter of 2008 and are currently evaluating the impact this guidance may have on our financial condition and results of operations.

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

Investments in unconsolidated affiliates consisted of the following as of December 31, 2007:

Joint Venture	Location of Properties	Ownership Interest
Board of Trade Investment Company	Kansas City, MO	49.00%
Kessinger/Hunter, LLC	Kansas City, MO	26.50%
Plaza Colonnade, LLC	Kansas City, MO	50.00%
Dallas County Partners I, LP	Des Moines, IA	50.00%
Dallas County Partners II, LP	Des Moines, IA	50.00%
Dallas County Partners III, LP	Des Moines, IA	50.00%
Fountain Three	Des Moines, IA	50.00%
RRHWoods, LLC	Des Moines, IA	50.00%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	22.81%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	42.93%
Highwoods KC Glenridge Office, LP	Atlanta, GA	40.00%
Highwoods KC Glenridge Land, LP	Atlanta, GA	40.00%
HIW-KC Orlando, LLC	Orlando, FL	40.00%
Concourse Center Associates, LLC	Greensboro, NC	50.00%

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

Combined summarized financial information for our unconsolidated joint ventures is as follows:

	December 31,
	2007	2006
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$611,002	$655,817
Other assets	108,899	93,298
Total Assets	$719,901	$749,115

Liabilities and Partners’ and Shareholders’ Equity:
Mortgage debt (1)	$545,198	$561,019
Other liabilities	31,816	28,650
Partners’ and shareholders’ equity	142,887	159,446
Total Liabilities and Partners’ and Shareholders’ Equity	$719,901	$749,115

Our share of historical partners’ and shareholders’ equity	$27,846	$40,341
Net excess of cost of investments over the net book value of underlying net assets, net of accumulated depreciation (2)	18,238	10,499
Carrying value of investments in unconsolidated joint ventures (3)	$46,084	$50,840

Our share of unconsolidated non-recourse mortgage debt (1)	$232,225	$243,171

(1)	Our share of the mortgage debt through maturity as of December 31, 2007 is as follows:

2008	$4,569
2009	6,665
2010	9,384
2011	6,071
2012	41,858
Thereafter	163,678
$232,225

We generally are not liable for any of this debt, except to the extent of our investment, unless we have directly guaranteed any of the debt (see Note 15). In most cases, we and/or our strategic partners are required to agree to customary limited exceptions on non-recourse loans.

(2)

This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. In addition, certain acquisition, transaction and other costs may not be reflected in net assets at the joint venture level.

(3)

During the third quarter of 2006, three of our joint ventures located in Des Moines, Iowa made cash distributions aggregating $17.0 million in connection with a debt refinancing. We received 50.0% of such distributions. As a result of these distributions, our investment account in these joint ventures became negative. Although the new debt is non-recourse, we and our partner have guaranteed other debt and have contractual obligations to support the joint ventures, which are included in the Guarantees and Other Obligations table in Note 15. Therefore, in accordance with SOP 78-9 “Accounting for Investments in Real Estate Ventures,” we recorded the distributions as a reduction of the investment account and included the resulting negative investment balances of $10.8 million in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheet at December 31, 2007.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

	Years Ended December 31,
	2007	2006	2005
Income Statements:
Revenues	$134,908	$127,289	$129,318
Expenses:
Operating expenses	57,346	53,270	51,350
Depreciation and amortization	28,912	26,759	27,347
Interest expense and loan cost amortization	33,290	32,742	33,603
Loss on debt extinguishment	—	1,448	—
Total expenses	119,548	114,219	112,300
Income before disposition of property	15,360	13,070	17,018
Gains on disposition of property	20,621	—	—
Net income	$35,981	$13,070	$17,018
Our share of:
Net income (1)	$12,322	$6,427	$8,863
Depreciation and amortization (real estate related)	$13,749	$10,821	$10,599
Interest expense and loan cost amortization	$14,294	$14,042	$14,437
Loss on debt extinguishment	$—	$724	$—
Gains on disposition of property	$7,158	$—	$—

______________

(1)	Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other related adjustments.

The following summarizes the formation and principal activities of our unconsolidated joint ventures.

Board of Trade Investment Company; Kessinger/Hunter, LLC

We have a 49.0% interest in Board of Trade Investment Company and a 26.5% interest in Kessinger/Hunter, LLC. We are the property manager for the Board of Trade Investment Company joint venture, for which we receive property management fees. In addition, Kessinger/Hunter, LLC, which is managed by our partner, provides property management, leasing and brokerage services and provides certain construction related services to certain of our Wholly Owned Properties. Kessinger/Hunter, LLC received $3.8 million, $2.3 million and $1.2 million from us for these related services in 2007, 2006 and 2005, respectively.

Des Moines Joint Ventures

We have a 50.0% ownership interest in a series of joint ventures with R&R Investors (the “Des Moines Joint Ventures”) relating to properties in Des Moines, Iowa. Our partner is the managing partner and receives management and leasing fees from the joint ventures.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

Highwoods DLF 98/29, L.P.

We have a 22.81% interest in a joint venture (“DLF I”) with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG (“DLF”). We are the property manager and leasing agent of DLF I’s properties and receive customary management and leasing fees. At the formation of this joint venture, the amount DLF contributed in cash to the venture was determined to be in excess of the amount required based on its ownership interest and on the final agreed-upon value of the real estate assets. We agreed to repay this amount to DLF over 14 years. The payments of $7.2 million were discounted to net present value of $3.8 million using a discount rate of 9.62% specified in the agreement. Payments of $0.5 million were made in each of the years ended December 31, 2007, 2006 and 2005, of which $0.2 million, $0.3 million and $0.3 million in the years ended December 31, 2007, 2006 and 2005, respectively, represented imputed interest expense. The balance at December 31, 2007 is $2.3 million, which is included in other liabilities.

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

Highwoods DLF 97/26 DLF 99/32, L.P.

We have a 42.93% interest in a joint venture (the “DLF II Joint Venture”) with Dreilander-Fonds 97/26 and 99/32 (“DLF II”). We are the property manager and leasing agent of the DLF II Joint Venture’s properties and receive customary management and leasing fees.

Concourse Center Associates, LLC and Plaza Colonnade, LLC

We have 50.0% interests in Concourse Center Associates, LLC and Plaza Colonnade, LLC. Unrelated investors own the remaining 50.0% ownership interest in the joint ventures. We are the manager and leasing agent for the properties and receive customary management fees and leasing commissions.

Highwoods KC Glenridge Office, LP and Highwoods KC Glenridge Land, LP

We have 40.0% interests in Highwoods KC Glenridge Office, LP and Highwoods KC Glenridge Land, LP with Kapital-Consult, a European investment firm. We are the manager and leasing agent for the office properties and receive customary management fees and leasing commissions.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

HIW-KC Orlando, LLC

On June 28, 2004, Kapital-Consult bought a 60.0% interest in HIW-KC Orlando, LLC. We own the remaining 40.0% interest. HIW-KC Orlando, LLC owns five in-service office properties, encompassing 1.3 million rentable square feet, located in the central business district of Orlando, Florida, which were valued under the joint venture agreement at $212.0 million. The joint venture borrowed $143.0 million under a ten-year fixed rate mortgage loan from a third party lender at the time of its formation. In connection with this transaction, we agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. In connection with this guarantee, as of June 30, 2004, we included $0.6 million in other liabilities and reduced the total amount of gain to be recognized by the same amount. Additionally, we agreed to guarantee re-tenanting costs for approximately 11% of the joint venture’s total square footage. We recorded a $4.1 million contingent liability with respect to such guarantee as of June 30, 2004 and reduced the total amount of gain to be recognized by the same amount. In the three and a half year period ended December 31, 2007, we paid $3.8 million in re-tenanting costs related to this guarantee. The contribution was accounted for as a partial sale as defined by SFAS No. 66 and we recognized a $16.3 million gain in June 2004. Since we have an ongoing 40.0% financial interest in the joint venture and since we are engaged by the joint venture to provide management and leasing services for the joint venture, for which we receive customary management fees and leasing commissions, the operations of these properties were not reflected as discontinued operations consistent with SFAS No. 144 and the related gain on sale was included in continuing operations in the second quarter of 2004.

Weston Lakeside, LLC

On September 27, 2004, we and an affiliate of Crosland, Inc. (“Crosland”) formed Weston Lakeside, LLC, in which we had a 50.0% ownership interest. On June 29, 2005, we contributed 22.4 acres of land at an agreed upon value of $3.9 million to this joint venture, and Crosland contributed approximately $2.0 million in cash. Immediately thereafter, the joint venture distributed approximately $1.9 million to us and we recorded a gain of $0.5 million. Crosland managed and operated this joint venture, which constructed 332 rental residential units in three buildings at a total cost of approximately $33.7 million. Crosland received 3.25% of all project costs other than land as a development fee and 3.5% of the gross revenue of the joint venture in management fees. We provided certain development services for the project and received a fee equal to 1.0% of all project costs excluding land. We accounted for this joint venture using the equity method of accounting. On February 22, 2007, the joint venture sold the 332 rental residential units to a third party for gross proceeds of $45.0 million and paid off all of its outstanding debt and various development related costs. The joint venture recorded a gain of $11.3 million in the first quarter of 2007 related to this sale and we recorded $5.0 million as our proportionate share through equity in earnings of unconsolidated affiliates. Our share of the gain was less than 50.0% due to Crosland’s preferred return as the developer. We received aggregate net distributions of $6.2 million. Weston Lakeside, LLC has been dissolved.

Consolidated Joint Ventures

The following summarizes the formation and principal activities of our consolidated joint ventures.

Highwoods-Markel Associates, LLC

In 1999 and 2003, we contributed to this 50.0% owned joint venture a total of four in-service office properties located in Richmond, Virginia aggregating approximately 413,000 square feet. Our partner, Markel Corporation, occupies substantially all of this space for its own use. We are the manager and leasing agent for the properties and receive customary management fees and leasing commissions. As further described in Note 1, we began consolidating the Markel joint venture in January 2006 under the provisions of EITF No. 04-5.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

SF-HIW Harborview Plaza, LP

As further described in Note 3, we contributed assets to this joint venture which was accounted for as a financing arrangement under SFAS No. 66. Accordingly, the assets continue to be consolidated in our Consolidated Financial Statements.

The Vinings at University Center, LLC

On December 22, 2004, we and Easlan Investment Group, Inc. (“Easlan”) formed The Vinings at University Center, LLC. We contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50.0% equity interest. Easlan contributed $1.1 million in the form of non-interest bearing promissory notes for a 50.0% equity interest in the joint venture. The joint venture completed the construction of 156 rental residential units on the 7.8 acres of land in the first quarter of 2006. Easlan was the manager and leasing agent for these residential units and received customary management fees and leasing commissions. We received development fees throughout the construction project. We consolidated this joint venture from inception under the provisions of FIN 46(R) because Easlan had no at-risk equity and we would absorb the majority of the joint venture’s expected losses, if any. On November 1, 2006, the joint venture sold the residential units to a third party for gross proceeds of $14.3 million, paid off all of its outstanding debt and made cash distributions to the partners. We received a distribution of $2.9 million and recorded a gain of $1.4 million during the fourth quarter of 2006. The Vinings at University Center, LLC has been dissolved.

Development, Leasing and Management Fees

As discussed above, we receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized as income to the extent of the other joint venture partner’s interest and are shown in rental and other revenues, as follows:

	Years Ended December 31,
	2007	2006	2005
Development fees	$—	$98	$42
Management and leasing fees	2,205	1,920	1,963
Total fees	$2,205	$2,018	$2,005

3.	FINANCING ARRANGEMENTS

The following summarizes sale transactions in 2000 and 2002 that were or continue to be accounted for as financing arrangements under paragraphs 25 through 29 of SFAS No. 66 during the years ended December 31, 2007, 2006 and 2005.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.	FINANCING ARRANGEMENTS - Continued

SF-HIW Harborview Plaza, LP

On September 11, 2002, we contributed Harborview Plaza, an office building in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. The other partner contributed $12.6 million of cash and a new loan was obtained by the partnership for $22.8 million. In connection with this disposition, we entered into a master lease agreement with Harborview LP for five years on the then vacant space in the building (approximately 20% of the building); occupancy was 98.8% at December 31, 2007. We also guaranteed to Harborview LP the payment of tenant improvements and lease commissions of $1.2 million. Our maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002; this guarantee expired on September 10, 2007. Additionally, our partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to us in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that such partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP’s assets and liabilities less 3.0%, which amount was intended to cover the normal costs of a sale transaction.

Because of the put option, this transaction is accounted for as a financing transaction as described in Note 1. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain in our Consolidated Financial Statements. As a result, we have established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the greater of the original financing obligation or the current fair value of the put option discussed above. The estimated fair value of the put option was $15.6 million at December 31, 2007. This amount is adjusted by a related valuation allowance account, which is being amortized prospectively through September 2014 as interest expense on financing obligation. The amount of the financing obligation together with the valuation allowance was $16.6 million at December 31, 2007. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. We continue to depreciate the property and record all of the depreciation on our books. Any payments made under the master lease agreement were expensed as incurred ($0.07 million, $0.1 million and $0.1 million was expensed during the years ended December 31, 2007, 2006 and 2005, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or is otherwise terminated, we will record the transaction as a sale and recognize gain on sale.

Eastshore

On November 26, 2002, we sold three buildings located in Richmond, Virginia (the “Eastshore” transaction) for a total price of $28.5 million in cash. Each of the properties was leased on a triple-net basis to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc. In connection with the sale, we guaranteed any shortfalls that may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). Our maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale. Payments made under this guarantee were as follows: 2002 and 2003 – none; 2004 - $0.09 million; 2005 - $0.1 million; 2006 - $0.7 million; and 2007 through the guarantee termination date - $0.8 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.	FINANCING ARRANGEMENTS - Continued

These rent guarantees were a form of continuing involvement as discussed in paragraph 28 of SFAS No. 66. Because the guarantees covered the entire space occupied by a single tenant under a triple-net lease arrangement, our guarantees were considered a guaranteed return on the buyer’s investment for an extended period of time. Therefore, the transaction had been accounted for as a financing transaction following the accounting method described in Note 1 through July 2005. Accordingly, through July 2005, the assets, liabilities and operations were included in these Consolidated Financial Statements, and a financing obligation of $28.8 million was recorded, which represented the amount received from the buyer, adjusted for subsequent activity. The income from the operations of the properties, other than depreciation, was allocated 100.0% to the owner as interest expense on financing obligations. Payments made under the rent guarantees were charged to expense as incurred. This transaction was recorded as a completed sale transaction in July 2005 when the maximum exposure to loss under the guarantees became less than the related deferred gain; accordingly, $1.7 million in gain was recognized in the last six months of 2005, $3.6 million in gain was recognized in 2006 and $3.3 million in gain was recognized in 2007 as the maximum exposure under the guarantees was reduced. Payments made under rent guarantees after July 2005 were recorded as a reduction of the deferred gain.

4.	INVESTMENT ACTIVITIES AND IMPAIRMENT OF LONG-LIVED ASSETS

Gains and impairments on disposition of properties, net, included in continuing operations (excluding impairments of assets held for use which are recorded in operating expenses as described below) consisted of the following:

	Years Ended December 31,
	2007	2006	2005
Gains on disposition of land	$17,216	$12,043	$8,604
Impairments on land	(750)	—	(2,124)
Gains on disposition of depreciable properties	3,952	4,114	7,692
Total	$20,418	$16,157	$14,172

The above gains on land and depreciable properties include deferred gain recognition from prior sales.

Gains and impairments on properties sold or held for sale and classified as discontinued operations consisted of the following, as described in Note 12:

	Years Ended December 31,
	2007	2006	2005
Gains on sales of depreciable properties	$34,861	$14,640	$34,055
Impairments on disposition of depreciable properties	(384)	—	(8,374)
Total	$34,477	$14,640	$25,681

2007 Dispositions

During 2007, we sold approximately 1.2 million square feet of office and industrial properties for gross proceeds of approximately $113.9 million. The resultant gains, including recognition of certain gains deferred in prior years, are shown in the preceding table. The significant 2007 transactions are described below, all of which except land sales were recorded as discontinued operations. Certain development land was classified as held for sale as of December 31, 2007.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.	INVESTMENT ACTIVITIES AND IMPAIRMENT OF LONG-LIVED ASSETS - Continued

In the first quarter of 2007, we sold office and industrial properties encompassing 0.3 million rentable square feet located in Atlanta, GA, and Raleigh, NC for gross proceeds of approximately $39.9 million and recorded gains of approximately $19.5 million. These properties were classified as held for sale and were included in discontinued operations at December 31, 2006.

In the third quarter of 2007, we sold five office and industrial properties aggregating 0.5 million rentable square feet located in Atlanta, GA and Greenville, SC for gross proceeds of approximately $36.8 million. A gain of approximately $6.9 million and an impairment of approximately $0.4 million were recorded in the third quarter of 2007. These properties were classified as discontinued operations in the third quarter of 2007.

In the fourth quarter of 2007, we sold six office and industrial properties aggregating 0.4 million rentable square feet located in Greensboro, NC, Columbia, SC and Nashville, TN for gross proceeds of approximately $36.1 million and recorded gains of approximately $8.1 million. These properties were classified as discontinued operations in the fourth quarter of 2007.

During 2007, we also sold 131.8 acres of non-core land for gross sale proceeds of $36.4 million and gains net of impairments of $16.5 million. There was also a $0.8 million impairment related to land held for use that was recorded in 2007 and included in operating expenses.

2006 Dispositions

During 2006, we sold approximately 3.0 million square feet of office and industrial properties, 17 rental residential units and the Vinings residential project for aggregate gross proceeds of approximately $241 million. The resultant gains, including recognition of certain gains deferred in prior years, are shown in the preceding table. The significant 2006 transactions are described below, all of which except land sales were recorded as discontinued operations. Certain other properties and development land were also classified as held for sale as of December 31, 2006.

In the first quarter of 2006, we sold office and industrial properties encompassing 1,867,000 rentable square feet located in Atlanta, GA, Columbia, SC and Tampa, FL in a single transaction for gross proceeds of approximately $141 million. These properties were classified as held for sale as of December 31, 2005 and an impairment loss of $7.7 million was recorded in the fourth quarter of 2005. The properties subject to this sale were recorded as discontinued operations in the fourth quarter of 2005. Also, in the first quarter of 2006, we sold an office property encompassing 132,000 rentable square feet located in Raleigh, NC for gross proceeds of approximately $12.9 million. A gain of approximately $1.4 million was recorded in the first quarter of 2006. This property was classified as discontinued operations in the first quarter of 2006.

In the third quarter of 2006, we sold five office and industrial properties aggregating 292,000 rentable square feet located in Raleigh, NC for gross proceeds of approximately $22.8 million. A gain of approximately $2.8 million was recorded in the third quarter of 2006. This property was classified as discontinued operations in the third quarter of 2006.

In the fourth quarter of 2006, we sold the following assets: a retail property aggregating 105,000 rentable square feet located in Kansas City, MO for gross proceeds of approximately $10.5 million, with a gain of approximately $1.5 million; two office properties and 12 industrial properties aggregating 393,000 rentable square feet in Winston-Salem and Greensboro, NC for gross proceeds of approximately $16.5 million, with a gain of approximately $3.5 million; and three office properties aggregating 193,000 rentable square feet in Tampa, FL for gross proceeds of approximately $22 million, with a gain of approximately $3.7 million.

During 2006, we also sold 220.7 acres of non-core land for gross sale proceeds of $34.5 million and gains of $12.0 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.	INVESTMENT ACTIVITIES AND IMPAIRMENT OF LONG-LIVED ASSETS - Continued

2005 Dispositions

During 2005, we sold approximately 4.9 million square feet of office and industrial properties and 29 residential units for gross proceeds of approximately $386 million (including the Eastshore transaction recognized as a completed sale in 2005 – see Note 3) and also sold or contributed to a joint venture approximately 200 acres of development land for gross proceeds of $25.1 million. The resultant gains and impairments, including recognition of certain gains deferred in prior years, are shown in the preceding table. The significant 2005 transactions are described below, all of which except the Eastshore transaction were recorded as discontinued operations. Certain other properties and development land were also classified as held for sale as of December 31, 2005.

In the first quarter of 2005, we sold an office building in Raleigh, NC to an owner/user for gross proceeds of approximately $27.3 million. In the first and second quarters, we sold industrial buildings in Winston-Salem, NC for gross proceeds of approximately $27.0 million, as more fully described in Note 8. In the second quarter, we sold two vacant buildings in Highwoods Preserve, Tampa, FL to an owner/user for gross proceeds of approximately $24.5 million. In the third quarter, we sold all of our operating properties and certain vacant land in Charlotte, NC and certain operating properties in Tampa, FL in a single transaction for gross proceeds of approximately $228 million. In connection with this sale, we closed our division office in Charlotte and incurred employee severance costs of approximately $0.6 million, which were charged to general and administrative expenses during the second and third quarters. In the third quarter of 2005, we also recognized as a completed sale the disposition of three office buildings in Richmond, VA (the Eastshore transaction); Eastshore had been accounted for as a financing due to a significant guarantee of rent under leases in the sold properties that was made by us when the sale occurred in 2002, as more fully described in Note 3.

Development

We currently have under development 15 office, industrial and retail properties aggregating 2.2 million square feet and 139 for-sale residential units. The aggregate cost, including leasing commissions, of these properties is currently expected to total approximately $380 million when fully leased and completed, of which $227.0 million was incurred as of December 31, 2007. The weighted average pre-leasing of such development projects was 69%. As more fully described in Note 1, binding sale contracts have been executed for all 139 of the for-sale residential units; closings are expected to occur in late 2008 and early 2009. Seven of these 15 properties aggregating 1.3 million square feet and $136.2 million total expected investment have been completed and transferred to completed real estate assets at various times prior to December 31, 2007, but had not yet reached projected 95% stabilized occupancy. The remaining development properties are still under construction and are included in Development in Process in the Consolidated Balance Sheet.

In addition to the development projects discussed above, during the year ended December 31, 2007, five development properties that had been under construction at December 31, 2006, were completed and placed in service with average occupancy of 100% at December 31, 2007. Two other development properties that had been completed but had not achieved stabilized occupancy at December 31, 2006, achieved stabilized occupancy during 2007. The total investment in these seven properties aggregated approximately $144 million at December 31, 2007.

Impairments of Long-Lived Assets

As described in Note 1, we record impairments of long-lived assets that are held for use or sold and/or held for sale in accordance with SFAS No. 144. Impairments of assets held for use are included in operating expenses.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.	INVESTMENT ACTIVITIES AND IMPAIRMENT OF LONG-LIVED ASSETS - Continued

During 2005, one land parcel classified as held for use had indicators of impairment where the carrying value exceeded the sum of undiscounted future cash flows. Accordingly, we recognized an impairment loss of $3.2 million in 2005, and during 2007 we recognized an additional $0.8 million of impairment with respect to this land, as indicators of reduced value for this land arose during 2007. This land became classified as held for sale in the fourth quarter of 2007, and an additional impairment of $0.7 million was recorded with respect to this parcel and included in gains and impairments on disposition of properties. We recorded impairments on other land parcels included in gains and impairments on disposition of properties aggregating $2.1 million during 2005.

During 2006 and 2005, we recorded impairments on operating properties then classified as held for use amounting to $2.6 million and $4.4 million, respectively. These properties were later reclassified to discontinued operations under SFAS No. 144 and were sold. In addition, we recorded impairments with respect to certain properties sold or held for sale aggregating $0.4 million and $8.4 million during the years ended December 31, 2007 and 2005, respectively. These impairments are included in discontinued operations, as more fully described in Note 12.

5.	MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

Our consolidated mortgages and notes payable consisted of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
Secured indebtedness: (1)
8.17% mortgage loan due 2007	$—	$61,426
7.77% mortgage loan due 2009	80,408	82,622
7.87% mortgage loan due 2009	41,321	52,126
7.05% mortgage loan due 2012	190,000	190,000
6.03% mortgage loan due 2013	135,593	137,810
5.68% mortgage loan due 2013	120,970	123,271
5.74% to 9.00% mortgage loans due between 2007 and 2017 (2), (3)	77,208	83,477
Variable rate construction loans due 2007	—	10,897
Variable rate construction loans due 2010	19,811	—
	665,311	741,629
Unsecured indebtedness: (4)
7.13% notes due 2008 (5)	100,000	100,000
8.13% notes due 2009	50,000	50,000
5.85% bonds due 2017 (6)	398,876	—
7.50% notes due 2018	200,000	200,000
Revolving credit facility due 2009	227,800	361,500
Notes to General Partner due 2007(7)	—	11,137
	976,676	722,637
Total	$1,641,987	$1,464,266

(1)

The mortgage loans payable are secured by real estate assets with an aggregate undepreciated book value of approximately $1.02 billion at December 31, 2007. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

(2)	Amounts at December 31, 2007 and 2006 include $22.7 million and $22.8 million, respectively, of mortgage debt related to SF-HIW Harborview Plaza, LP. See Note 3.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.	MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued
(3)	Includes mortgage debt related to Markel, a consolidated 50.0% owned joint venture of $37.4 million and $38.1 million at December 31, 2007 and 2006, respectively. See Notes 1 and 2.
(4)

The unsecured notes bear interest at rates ranging from 5.85% to 8.125% with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes, together with other issuance costs, is being amortized to interest expense over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes are redeemable at any time prior to maturity at our option, subject to certain conditions including the payment of make-whole amounts. Under the indenture, the notes may be accelerated if the trustee or 25% of the holders provide written notice of a default and such default remains uncured after 60 days. The Operating Partnership is in compliance with all covenants under the indenture and is current on all payments required thereunder.

(5)	These notes were paid off at maturity on February 1, 2008 with borrowings under our revolving credit facility.
(6)	This amount is net of a discount of $1.1 million.
(7)

Represents notes with an interest rate of LIBOR plus 80 basis points at December 31, 2006 due to the Company, which is our sole general partner, from REES, a consolidated entity as described in Note 1.

The following table sets forth the principal payments, including amortization, due on our mortgages and notes payable as of December 31, 2007:

Years Ended December 31,	Principal Amount
2008	$109,937
2009	409,723
2010	28,747
2011	9,507
2012	212,166
Thereafter	871,907
$1,641,987

Our $450 million unsecured revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, we have an option to extend the maturity date by one additional year and, at any time prior to May 1, 2008, may request increases in the borrowing availability under the credit facility by up to an additional $50 million. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The revolving credit facility had $220 million of availability at December 31, 2007 and had $218 million of availability as of February 27, 2008.

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

On June 5, 2007, two three-year secured construction loans totaling $24.7 million with interest at 175 basis points over LIBOR were obtained by REES, a consolidated joint venture (see Note 1). Subsequently, on July 17, 2007, REES obtained an additional $13.7 million, three-year secured construction loan with interest at 165 basis points over LIBOR. In October 2007, we paid off one of the original secured construction loans, which had accounted for $4.4 million of the original $24.7 million. At December 31, 2007 and February 27, 2008, $19.8 million and $23.7 million, respectively, was outstanding under these two remaining loans.

On December 20, 2007 we closed a $70 million secured revolving construction facility. The loan matures on December 20, 2010. The interest rate is based on LIBOR plus 85 basis points. At December 31, 2007 and February 27, 2008, there were no amounts outstanding on this revolving facility.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.	MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

On February 1, 2008, we paid off at maturity $100.0 million of 7.125% unsecured notes using borrowings under our revolving credit facility. On February 26, 2008 we closed a $137.5 million three-year term loan that bears interest at LIBOR plus 110 basis points. Proceeds from this loan were used to reduce the outstanding borrowings under our revolving credit facility and for short-term investments.

Other Information

Our revolving credit facility, our bank term loan and the indenture that governs the Operating Partnership’s outstanding notes require us to comply with customary operating covenants and various financial and operating ratios. We and the Operating Partnership are each currently in compliance with all such requirements.

Total interest capitalized to development projects was $9.7 million, $5.0 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred Financing Costs

As of December 31, 2007 and 2006, deferred financing costs were $14.2 million and $11.7 million, respectively, and related accumulated amortization was $5.4 million and $4.2 million, respectively. Deferred financing costs include loan fees, loan closing costs, premium and discounts on bonds and notes payable and debt issuance costs. Amortization of bond premiums and discounts is included in contractual interest expense. All other amortization is shown as amortization of deferred financing costs. The scheduled future amortization of these deferred financings costs will be as follows:

	Contractual Interest	Deferred Financing	Total
2008	$70	$2,390	$2,460
2009	37	1,466	1,503
2010	36	905	941
2011	36	791	827
2012	36	702	738
Thereafter	191	2,105	2,296
	$406	$8,359	$8,765

Financing Obligations

Our financing obligations consisted of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
SF-HIW Harborview, LP financing obligation (1)	$16,566	$16,157
Tax increment financing obligation (2)	17,395	18,308
Capitalized ground lease obligation (3)	1,110	1,065
Total	$35,071	$35,530

(1)	See Note 3 for further discussion of this financing obligation.
(2)

In connection with tax increment financing for construction of a public garage related to an office building, we are obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.93% at the inception of the obligation, which represents the interest rate on the underlying bond financing, is shown as a financing obligation in the Consolidated Balance Sheet. We also receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.	MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

On December 3, 2007, we acquired for $20.9 million the remaining outstanding bonds, at par value, that were issued by a municipal authority in connection with this tax increment financing. These available for sale securities are carried at estimated fair value with unrealized gains or losses reported in other comprehensive income, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

Officer, Management and Director Compensation Programs

The officers of the Company, which is the sole general partner of the Operating Partnership, participate in an annual non-equity incentive program whereby they are eligible for incentive payments based on a percentage of their annual base salary. In addition to considering the pay practices of the Company’s peer group in determining each officer’s incentive payment percentage, the officer’s ability to influence the Company’s performance is also considered. Each officer has a target annual non-equity incentive payment percentage that ranges from 25% to 130% of base salary depending on the officer’s position. The officer’s actual incentive payment for the year is the product of the target annual incentive payment percentage times a performance ‘factor,’ which can range from zero to 200%. This performance factor depends upon the relationship between how various performance criteria compare with predetermined goals. For an officer who has division responsibilities, goals for certain performance criteria are based partly on the division’s actual performance relative to that division’s established goals for each criteria and partly on actual total performance relative to the same criteria. Incentive payments are accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

Certain other members of management participate in an annual non-equity incentive program whereby a target annual cash incentive payment is established based upon the job responsibilities of their position. Incentive payment eligibility ranges from 10% to 40% of annual base salary. The actual incentive payment is determined by our overall performance and the individual’s performance during each year. These incentive payments are also accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

The Company’s officers generally receive annual grants of stock options and restricted stock on or about March 1 of each year under the Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”). Stock options had also been granted to the Company’s directors, but currently directors do not receive annual stock option grants. Restricted stock grants are also made annually to directors and certain non-officer employees. As of December 31, 2007, 9.0 million shares of Common Stock were authorized for issuance under the Stock Option Plan. Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued beginning in 2005 vest ratably over a four-year period and remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.	EMPLOYEE BENEFIT PLANS - Continued

The Company generally makes annual grants of time-based restricted stock under its Stock Option Plan to its directors, officers and other employees. Shares of time-based restricted stock issued prior to 2005 generally vest 50% three years from the date of grant and the remaining 50% five years from date of grant. Shares of time-based restricted stock that were issued to officers and employees in 2005 vest one-third on the third anniversary, one-third on the fourth anniversary and one-third on the fifth anniversary of the date of grant. Shares of time-based restricted stock that were issued to officers and employees in 2006 and 2007 generally vest 25% on the first, second, third and fourth anniversary dates, respectively; certain shares granted in 2007 vest one-third on the first, second and third anniversary dates. Shares of time-based restricted stock issued to directors generally vest 25% on January 1 of each successive year after the grant date. The value of grants of time-based restricted stock is based on the market value of Common Stock as of the date of grant and is amortized to expense over the respective vesting or service periods.

During 2007, 2006 and 2005, the Company also issued shares of restricted stock to officers under its Stock Option Plan that will vest if the Company’s total shareholder return exceeds the average total returns of a selected group of peer companies over a three-year period. If the Company’s total shareholder return does not equal or exceed such average total returns, none of the total return-based restricted stock will vest. The 2006 and 2007 grants also contain a provision allowing for partial vesting if the annual total return in any given year of the three-year period exceeds 9% on an absolute basis. The Company’s total return on Common Stock was less than 9% for 2007, and accordingly, no shares vested as a result of this provision. The Company’s total return on Common Stock exceeded 9% in 2006, and accordingly 2,373 previously issued shares of total return-based restricted stock vested as of December 31, 2006, net of shares surrendered for withholding taxes. The grant date fair values of each such share of total return-based restricted stock were determined by an outside consultant to be approximately 75%, 87% and 76% of the market value of a share of Common Stock as of the grant dates for the 2007, 2006 and 2005 grants, respectively. The grant date fair value of these shares of total-return based restricted stock is being amortized to expense on a straight-line method over the three-year period.

During 2007, 2006 and 2005, the Company also issued shares of performance-based restricted stock to officers under its Stock Option Plan that will vest pursuant to performance-based criteria. The performance-based criteria are based on whether or not we meet or exceed at the end of three-year performance periods certain operating and financial goals established under our Strategic Plan. To the extent actual performance equals or exceeds threshold performance goals, the portion of shares of performance-based restricted stock that vest can range from 50% to 100%. If actual performance does not meet such threshold goals, none of the performance-based restricted stock will vest. The fair value of performance-based restricted share grants is based on the market value of Common Stock as of the date of grant and the estimated performance to be achieved at the end of the three-year period. Such fair value is being amortized to expense during the period from grant date to the vesting dates, adjusting for the expected level of vesting that will occur at those dates.

Up to 100% of additional total return-based restricted stock and up to 50% of additional performance-based restricted stock may be issued at the end of the three-year periods if actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. We will also accrue and record expense for additional performance-based shares during the three-year period to the extent issuance of the additional shares is expected based on our current and projected actual performance. In accordance with SFAS No. 123(R), no expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the three-year period since that possibility is already reflected in the grant date fair value.

During the years ended December 31, 2007, 2006 and 2005, we recognized approximately $5.2 million, $3.7 million and $2.9 million, respectively, of stock-based compensation expense. As of December 31, 2007, there was $10.6 million of total unrecognized stock-based compensation costs, which will be recognized over vesting periods that have a weighted average remaining term of 1.9 years.

The compensation and governance committee of the Company’s board of directors has retained the authority to grant non-equity incentive and equity incentive awards at its discretion.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.	EMPLOYEE BENEFIT PLANS - Continued

Using the Black-Scholes option valuation model, the weighted average fair values of options granted during 2007, 2006 and 2005 were $6.30, $4.00 and $1.89, respectively, per option. The fair values of the options granted were determined at the grant dates using the following weighted average assumptions:

	2007	2006	2005
Risk free interest rate (1)	4.51%	4.63%	4.19%
Common stock dividend yield (2)	4.07%	5.20%	6.45%
Expected volatility (3)	18.95%	18.90%	16.30%
Average expected option life (years) (4)	5.75	4.75	7.0
Options granted	146,347	243,610	662,325

(1)	Represents interest rate on US treasury bonds having the same life as the estimated life of the option grants.
(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.
(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.
(4)

The average expected option life for the 2007 and 2006 grants is based on an analysis of historical company data. The average expected option life for the 2005 grants is a weighted average of their respective contractual terms.

The following table summarizes information about all stock options outstanding at December 31, 2007:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2006	2,975,071	$24.67
Options granted	146,347	41.83
Options forfeited	(30,000)	35.00
Options cancelled	(85,228)	28.43
Options exercised	(1,096,369)	23.28
Balances at December 31, 2007	1,909,821	$26.45

Cash received or receivable from options exercised was $12.9 million, $43.3 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $23.4 million, $30.5 million and $1.0 million, respectively. The total intrinsic value of options outstanding at December 31, 2007, 2006 and 2005 was $8.0 million, $47.9 million and $22.3 million, respectively. We generally do not permit the net cash settlement of exercised stock options, but do permit net share settlement for certain qualified exercises. We have a policy of issuing new shares to satisfy stock option exercises.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.	EMPLOYEE BENEFIT PLANS - Continued

The following table sets forth information at December 31, 2007 about (a) the outstanding number of vested stock options and those expected to vest and (b) the number of those options that are exercisable.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000s)	Weighted Average Remaining Years
Outstanding	1,881,236	$23.25	$8,004	4.23
Exercisable	1,232,663	$23.97	$6,860	3.73

The following table summarizes activity in the year ended December 31, 2007 for all time-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2006	255,120	$27.12
Awarded and issued (1)	205,283	40.78
Vested (2)	(42,880)	27.38
Forfeited	(29,959)	27.63
Surrendered for payment of withholding taxes upon vesting (2)	(31,067)	27.31
Nonvested shares outstanding at December 31, 2007	356,497	$34.89

(1)

The weighted average fair value at grant date of time-based restricted shares issued during the years ended December 31, 2007, 2006 and 2005 was $8.4 million, $2.4 million and $2.5 million, respectively.

(2)	The vesting date fair value of time-based restricted shares that vested during the years ended December 31, 2007, 2006 and 2005 was $3.2 million, $2.2 million and $2.4 million, respectively.

The following table summarizes activity in the year ended December 31, 2007 for all performance-based and total return-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2006	106,646	$28.58
Awarded and issued (1)	41,480	41.81
Vested (2)	(2,174)	26.82
Forfeited	(8,876)	30.92
Surrendered for payment of withholding taxes upon vesting (2)	(1,604)	26.82
Nonvested shares outstanding at December 31, 2007	135,472	$32.52

(1)

The weighted average fair value at grant date of performance and total return-based restricted shares issued during the years ended December 31, 2007, 2006 and 2005 was $1.7 million, $1.6 million and $1.5 million, respectively.

(2)

The vesting date fair value of return-based restricted shares that vested during both of the years ended December 31, 2007 and 2006 was $0.2 million. No performance-based or return-based restricted shares vested during 2005.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.	EMPLOYEE BENEFIT PLANS - Continued

1999 Shareholder Value Plan

Grants under the 1999 Shareholder Value Plan were intended to reward the officers of the Company when the total shareholder returns measured by increases in the market value of Common Stock plus dividends exceeded a comparable index of the Company’s peers over a three-year period. Annual grants under this Plan up to 2004 would result in cash payments based on the Company’s percentage change in shareholder return compared to the composite index of the Company’s peer group. If the Company’s performance is not at least 100% of the peer group, no payout is made. To the extent performance exceeds the peer group, the payout increases. No new grants were made under the 1999 Shareholder Value Plan in 2006 and 2005. There were no cash payouts for grants under this plan for the year ended December 31, 2005. For the grants issued in early 2004 and whose three-year performance period ended on December 31, 2006, payments of approximately $0.9 million were made in early 2007. The 1999 Shareholder Value Plan is accounted for as a liability award and, accordingly, at each period-end, a liability equal to the current computed fair value under the plan for all outstanding plan units, adjusted for the three-year vesting period, is recorded with corresponding charges or credits to compensation expense. No compensation expense was required to be recognized during 2005 for grants under this plan; approximately $0.9 million was recognized as expense in 2006. There are no grants currently outstanding under this plan.

Retirement Plan

In 2006, the Company adopted a retirement plan applicable to all employees, including officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with us, eligible retirees are entitled to receive a pro rata amount of the annual incentive payment earned during the year of retirement. Stock options and time-based restricted stock granted by the Company to such eligible retiree during his or her employment would be non-forfeitable and become exercisable according to the terms of their original grants. Eligible retirees would also be entitled to receive a pro rata amount of any performance-based and total return-based restricted stock originally granted to such eligible retiree during his or her employment that subsequently vests after the retirement date according to the terms of their original grants. The benefits of this retirement plan apply only to restricted stock and stock option grants beginning in 2006 and will be phased in 25% on March 1, 2006 and 25% on each anniversary thereof. For employees who meet the age and service eligibility requirements, 25% of their 2006 grants and 50% of their 2007 grants were fully expensed at the grant date, which increased compensation expense by approximately $0.3 million and $0.2 million in the years ended December 31, 2007 and 2006, respectively. Grants made prior to 2006 are unaffected.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.	EMPLOYEE BENEFIT PLANS - Continued

Deferred Compensation

The Company has a deferred compensation plan pursuant to which each officer and director can elect to defer a portion of their base salary and/or annual non-equity incentive payment (or director fees) which are invested on behalf of the officer or director in various unrelated mutual funds. These investments are recorded at fair value which aggregated $6.2 million at December 31, 2007 and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in other liabilities. Such deferred compensation is expensed in the period earned by the officers and directors. Deferred amounts ultimately payable to the officers and directors are based on the value of the related mutual fund investments (recorded in prepaid expenses and other assets). Accordingly, changes in the value of the marketable mutual fund investments are recorded in other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on our net income subsequent to the time the compensation is deferred and fully funded. Prior to January 1, 2006, executive officers and directors also could elect to defer cash compensation for investment in units of phantom stock of the Company, which are not recorded as assets in our financial statements. At the end of each calendar quarter, any executive officer and director who deferred compensation into phantom stock was credited with units of phantom stock at a 15.0% discount. Dividends on the phantom units are assumed to be issued in additional units of phantom stock at a 15.0% discount. If an officer that deferred compensation under this plan leaves our employ voluntarily or for cause within two years after the end of the year in which such officer deferred compensation for units of phantom stock, at a minimum, the 15.0% discount and any deemed dividends are forfeited. Over the two-year vesting period, we record additional compensation expense equal to the 15.0% discount, the accrued dividends and any changes in the market value of Common Stock from the date of the deferral. The net expense or (income) recorded in general and administrative expenses from Phantom Stock aggregated $(0.3) million, $1.6 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash payments from the plan for the years ended December 31, 2007, 2006 and 2005 were $0.3 million, $0.4 million and $0.02 million, respectively. Transfers made from the phantom stock investment to other investments in the deferred compensation plan for the years ended December 31, 2007 and 2006 were $1.5 million and $1.1 million, respectively. There were no transfers made for the year ended December 31, 2005. At December 31, 2007, the total liability for deferred compensation aggregated $7.9 million and is recorded in accounts payable, accrued expenses and other liabilities.

401(k) Savings Plan

We have a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s salary subject to statutory limits). During the years ended December 31, 2007, 2006 and 2005, we contributed $1.2 million, $1.1 million and $1.1 million, respectively, to the 401(k) savings plan. The assets of this plan are not included on our Consolidated Balance Sheet. Administrative expenses of the plan are paid by us.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan for all active employees under which employees can elect to contribute up to 25.0% of their base and annual non-equity incentive compensation for the purchase of Common Stock. At the end of each three-month offering period, the contributions in each participant's account balance, which includes accrued dividends, are applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. The Operating Partnership issues one Common Unit to the Company in exchange for the price paid for each share of Common Stock. SEC rules prohibited the Company from issuing shares of Common Stock pursuant to the plan under its Form S-8 registration statement during most of 2005 because of the delay in the filing of the Company’s SEC reports. As a result, no shares were issued during 2005 under the plan, and the funds were held by a trustee. In 2006, the Company issued 60,471 shares of Common Stock under the Employee Stock Purchase Plan, which included shares purchased using the funds held by such trustee. In the year ended December 31, 2007, the Company issued 16,937 shares of Common Stock under the Employee Stock Purchase Plan. The discount on newly issued shares is expensed by us as additional compensation and aggregated $0.2 million in each of the years ended December 31, 2007, 2006 and 2005, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

7.	RENTAL AND OTHER REVENUES; RENTAL PROPERTY AND OTHER EXPENSES

Our real estate assets are leased to tenants under operating leases. The minimum rental amounts under the leases are generally subject to scheduled fixed increases or, much less frequently, adjustments based on the Consumer Price Index. Generally, the leases also require that the tenants reimburse us for increases in certain costs above the base-year costs. Rental and other revenues from continuing operations consist of the following:

	Years Ended December 31,
	2007	2006	2005
Contractual rents	$374,041	$348,920	$331,495
Straight-line rental income, net	6,856	8,108	6,895
Lease incentive amortization	(960)	(791)	(868)
Property operating cost recovery income	44,423	39,640	33,893
Lease termination fees	2,617	2,792	4,870
Fee income	6,494	6,001	4,950
Other miscellaneous operating income	3,550	4,500	6,694
	$437,021	$409,170	$387,929

Rental property and other expenses from continuing operations consist of the following:

	Years Ended December 31,
	2007	2006	2005
Maintenance, cleaning and general building	$55,538	$52,557	$49,178
Utilities, insurance and real estate taxes	84,641	79,829	72,121
Division and allocated administrative expenses	11,735	11,982	10,117
Other miscellaneous operating expenses	4,825	5,577	6,863
	$156,739	$149,945	$138,279

Expected future minimum base rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 2007 for the Wholly Owned Properties are as follows:

2008	$375,309
2009	351,362
2010	305,489
2011	258,540
2012	201,791
Thereafter	674,030
$2,166,521

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

8.	RELATED PARTY TRANSACTIONS

We had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by Gene H. Anderson, an executive officer and director of the Company. Under the terms of the contract, the development land was purchased in phases, and the purchase price for each phase or parcel was settled in cash and/or Common Units. The price for the various parcels was based on an initial value for each parcel, adjusted for an interest factor, applied up to the closing date and also for changes in the value of the Common Units. On January 17, 2003, we acquired an additional 23.5 acres of this land from GAPI, Inc. for 85,520 shares of the Company’s Common Stock and $384,000 in cash for total consideration of $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by us was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between us and GAPI, Inc., we were entitled to and received in 2003 the $1.8 million proceeds from the condemnation. In July 2003, we appealed the condemnation and are currently seeking additional payment from the state; the recognition of any gain has been deferred pending resolution of the appeal process. In April 2005, we acquired for cash an additional 12.1 acres of the Bluegrass Valley land from GAPI, Inc. and also settled for cash the final purchase price with GAPI, Inc. on the 4.0 acres that were taken by the Georgia Department of Transportation, which aggregated approximately $2.7 million, of which $0.7 million was recorded as a payable to GAPI, Inc. on our financial statements as of December 31, 2004. In August 2005, we acquired 12.7 acres, representing the last parcel of land to be acquired, for cash of $3.2 million. We believe that the purchase price with respect to each land parcel was at or below market value based on market data and on the subsequent sale of the land at a significant gain, as discussed below. These transactions were unanimously approved by the full Board of Directors with Mr. Anderson abstaining from the vote. The contract provided that the land parcels could be paid in Common Units or in cash, at the option of the seller. This feature constituted an embedded derivative pursuant to SFAS No. 133. The embedded derivative feature was accounted for separately and adjusted based on changes in the fair value of the Common Units. This resulted in decreases to other income of $0.4 million and $0.2 million in 2004 and 2005, respectively. The embedded derivative expired upon the closing of the final land transaction in August 2005. The majority of the Bluegrass land that we acquired from GAPI, Inc. was sold in the fourth quarter of 2006 to a third party for a gain of approximately $7.0 million.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.	PARTNERS' CAPITAL

Common Unit Distributions

Distributions declared and paid per Common Unit aggregated $1.70 for each of the years ended December 31, 2007, 2006 and 2005.

The Company's and the Operating Partnership’s tax returns have not been examined by the IRS and, therefore, the taxability of the Company’s dividends and the Operating Partnership’s distributions is subject to change.

On January 31, 2008, the Board of Directors declared a cash distribution of $0.425 per Common Unit payable on March 3, 2008 to unitholders of record on February 11, 2008.

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

Preferred Units

Below is a tabular presentation of our Preferred Units as of December 31, 2007 and 2006:

Preferred Unit Issuances	Issue Date	Number of Units Issued Originally	Number of Units Outstanding	Carrying Value	Liquidation Preference Per Unit	Optional Redemption Date	Annual Distributions Payable Per Unit
		(in thousands)	(in thousands)
December 31, 2007:
8 5/8% Series A Cumulative Redeemable	2/12/1997	125	83	$82,937	$1,000	02/12/2007	$86.25
8% Series B Cumulative Redeemable	9/25/1997	6,900	2,100	$52,500	$25	09/25/2002	$2.00

December 31, 2006:
8 5/8% Series A Cumulative Redeemable	2/12/1997	125	105	$104,945	$1,000	02/12/2027	$86.25
% Series B Cumulative Redeemable	9/25/1997	6,900	3,700	$92,500	$25	09/25/2002	$2.00

The net proceeds raised from Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for Preferred Units in the Operating Partnership. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to distributions, liquidation and redemption rights.

During 2007 and 2006, we used some of the proceeds from our disposition activities described in Note 4 to redeem Preferred Units.

On August 6, 2007, we redeemed 22,008 of our outstanding Series A Preferred Units for an aggregate purchase price of $22.3 million. In connection with this redemption, the $0.8 million excess of the purchase cost over the net carrying amount of the units was recorded as a reduction to net income available for common unitholders in the third quarter of 2007 in accordance with EITF Topic D-42.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.	PARTNERS' CAPITAL - Continued

On May 29, 2007, we redeemed 1.6 million of our outstanding Series B Preferred Units, aggregating $40.0 million plus accrued and unpaid distributions. In connection with this redemption, the $1.4 million excess of the redemption cost over the net carrying amount of the redeemed units was recorded as a reduction to net income available for common unitholders in the second quarter of 2007.

On February 23, 2006, we redeemed 2.0 million of our outstanding Series B Preferred Units aggregating $50.0 million plus accrued distributions. On August 22, 2005, we redeemed 0.4 million, representing all of our outstanding, Series D Preferred Units and 1.2 million of our outstanding Series B Preferred Units, aggregating $130.0 million plus accrued distributions. In connection with these redemptions, the excess of the redemption cost over the net carrying amount of the redeemed units was recorded as a reduction to net income available for common unitholders in the amounts of $1.8 million and $4.3 million, respectively.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

During 2007, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50 million of borrowings outstanding under our revolving credit facility. These swaps fix the underlying LIBOR rate under which interest on such borrowings is based at 4.70%. These swaps were not designated as hedges as of December 31, 2007 under SFAS No. 133. Accordingly, the swaps were accounted for as non-hedge derivatives as of December 31, 2007, and an aggregate unrealized loss of $0.2 million was recognized in 2007 for these two swaps.

In January 2008, we entered into two additional floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50 million of borrowings outstanding under our revolving credit facility or our bank term loan. These swaps fix the underlying LIBOR rate under which interest on such borrowings is based at 3.26% for $30 million of borrowings and 3.24% for $20 million of borrowings. These swaps were designated as hedges under SFAS No. 133. Accordingly, the swaps are being accounted for as cash flow hedges.

During 2004 through June 1, 2005 we had an interest rate swap designated as a cash flow hedge that effectively fixed the LIBOR base rate on $20.0 million of floating rate debt at 1.59%.

The Accumulated Other Comprehensive Loss (“AOCL”) balance at December 31, 2007 and 2006 was $0.9 million and $1.5 million, respectively, and consisted of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt (see Note 11). We expect that the portion of the cumulative loss recorded in AOCL at December 31, 2007 associated with these derivative instruments, which will be recognized as an offset to interest expense within the next 12 months, will be approximately $0.2 million.

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

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Years Ended December 31,
	2007	2006	2005
Net income	$94,216	$56,307	$65,252
Other comprehensive income:
Realized derivative gains/(losses) on cash-flow hedges	—	—	(101)
Amortization of hedging gains and losses included in other comprehensive income	577	697	703
Total other comprehensive income	577	697	602
Total comprehensive income	$94,793	$57,004	$65,854

12.	DISCONTINUED OPERATIONS

As part of our business strategy, we will from time to time selectively dispose of non-core properties in order to use the net proceeds for investments, for repayment of debt and/or retirement of Preferred Units, or other purposes. The table below sets forth the net operating results of those assets classified as discontinued operations in our Consolidated Financial Statements. These assets classified as discontinued operations comprise 8.9 million square feet of office and industrial properties and 173 rental residential units sold during 2005, 2006 and 2007. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from our ongoing operations to discontinued operations, and we will not have any significant continuing involvement in the operations after the disposal transactions:

	Years Ended December 31,
	2007	2006	2005
Rental and other revenues	$7,084	$20,501	$62,503
Operating expenses:
Rental property and other expenses	3,416	8,374	26,019
Impairment of assets held and used	—	2,600	4,415
Depreciation and amortization	1,692	5,438	19,340
General and administrative	—	87	859
Total operating expenses	5,108	16,499	50,633
Interest expense	—	560	1,664
Other income	29	82	231
Income before gains on sales of discontinued operations	2,005	3,524	10,437
Net gains on sales of discontinued operations	34,477	14,640	25,681
Total discontinued operations	$36,482	$18,164	$36,118

Carrying value of assets held for sale and assets sold during the year	$73,771	$279,058	$576,158

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.	DISCONTINUED OPERATIONS - Continued

The following table includes the major classes of assets and liabilities of the properties held for sale as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Land	$—	$3,462
Land held for development	10,404	24,329
Buildings and tenant improvements	—	21,949
Accumulated depreciation	—	(6,829)
Net real estate assets	10,404	42,911
Deferred leasing costs, net	—	435
Accrued straight line rents receivable	—	727
Prepaid expenses and other	62	248
Total assets	$10,466	$44,321
Tenant security deposits, deferred rents and accrued costs (1)	$100	$525

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.	EARNINGS PER UNIT

The following table sets forth the computation of basic and diluted earnings per unit:

	Years Ended December 31,
	2007	2006	2005
Basic income per unit:
Numerator:
Income from continuing operations	$57,734	$38,143	$29,134
Preferred Unit distributions (1)	(13,477)	(17,063)	(27,238)
Excess of Preferred Unit redemption costs over carrying value (1)	(2,285)	(1,803)	(4,272)
Income/(loss) from continuing operations available for common unitholders	41,972	19,277	(2,376)
Income from discontinued operations	36,482	18,164	36,118
Net income available for common unitholders	$78,454	$37,441	$33,742
Denominator:
Denominator for basic earnings per unit – weighted average units (2)	60,225	59,273	59,012
Basic earnings per unit:
Income/(loss) from continuing operations	$0.70	$0.32	$(0.04)
Income from discontinued operations	0.60	0.31	0.61
Net income	$1.30	$0.63	$0.57
Diluted income per unit:
Numerator:
Income from continuing operations	$57,734	$38,143	$29,134
Preferred Unit distributions (1)	(13,477)	(17,063)	(27,238)
Excess of Preferred Unit redemption costs over carrying value (1)	(2,285)	(1,803)	(4,272)
Income/(loss) from continuing operations available for common unitholders	41,972	19,277	(2,376)
Income from discontinued operations	36,482	18,164	36,118
Net income available for common unitholders	$78,454	$37,441	$33,742
Denominator:
Denominator for basic earnings per unit – adjusted weighted average units (2)	60,225	59,273	59,012
Add:
Employee and director stock options and warrants	663	1,394	— (3)
Unvested restricted stock	250	286	— (3)
Denominator for diluted earnings per units – adjusted weighted average units and assumed conversions	61,138 (4)	60,953 (4)	59,012
Diluted earnings per unit: (3)
Income/(loss) from continuing operations	$0.69	$0.31	$(0.04)
Income from discontinued operations	0.59	0.30	0.61
Net income	$1.28	$0.61	$0.57

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.	EARNINGS PER UNIT - Continued
(1)	For additional disclosures regarding outstanding Preferred Units, see Note 9 included herein.
(2)	Weighted average units exclude unvested restricted units pursuant to SFAS No. 128.
(3)

Pursuant to SFAS No. 128, income from continuing operations, after preferred distributions and preferred unit redemption charge, is the amount used to determine whether potential common shares are dilutive or antidilutive. Because such potential common units would be antidilutive to income from continuing operations allocable to common unitholders, diluted earnings per unit is the same as basic earnings per unit for the year ended December 31, 2005. Potential common units include stock options, warrants, stock issuable upon conversion of Common Units and unvested restricted stock, and would have amounted to approximately 6.6 million units for the year ended December 31, 2005.

(4)

Options and warrants aggregating approximately 0.1 million and 0.2 million units were outstanding during the years ended December 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per unit because the exercise prices of the options and warrants were higher than the average market price of Common Units during these periods.

The number of Common Units reserved for future issuance is as follows:

	December 31,
	2007	2006
Outstanding warrants	25,000	35,000
Outstanding stock options	1,909,821	2,975,071
Possible future issuance under Stock Option Plan	1,234,598	1,481,864
	3,169,419	4,491,935

14.	WARRANTS

In 1997 and 1999, the Company issued warrants to acquire Common Stock in connection with property acquisitions. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. In 2005, 35,000 warrants with an exercise price of $21.00 per share were exercised and 120,000 warrants with an exercise price of $28.00 per share were exercised. In 2006, 30,000 warrants with an exercise price of $28.00 per share were exercised, 591,715 warrants with an exercise price of $32.50 per share were exercised and 100,000 warrants with an exercise price of $34.13 were exercised. In 2007, 10,000 warrants with an exercise price of $34.13 were exercised. At December 31, 2007, there are 25,000 warrants outstanding with an exercise price of $32.50; these warrants have no expiration date.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

15.	COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

We maintain our cash and cash equivalent investments and our restricted cash at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Land Leases

Certain properties in our wholly owned portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index (CPI) or on a pre-determined schedule. Land leases subject to increases under a pre-determined schedule are accounted for under the straight-line method. Total expense recorded for land leases was $1.4 million, $1.3 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, our payment obligations for future minimum payments on operating leases (which include scheduled fixed increases, but exclude increases based on CPI) were as follows:

2008	$1,077
2009	1,118
2010	1,135
2011	1,155
2012	1,175
Thereafter	44,368
$50,028

Environmental Matters

Substantially all of our in-service and development properties have been subjected to Phase I environmental assessments (and, in certain instances, Phase II environmental assessments). Such assessments and/or updates have not revealed, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying Consolidated Financial Statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

15.	COMMITMENTS AND CONTINGENCIES - Continued

Guarantees and Other Obligations

The table below sets forth information about certain guarantees and other obligations as of December 31, 2007. With respect to a rent guarantee, if the space is leased, we assumed the existing tenant defaulted at December 31, 2007 and that the space will remain unleased through the remainder of the guaranty. If the space is vacant, we assumed the space will remain vacant through the remainder of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(4)	Debt	$—	11/2015
RRHWoods, LLC (2),(5)	Indirect Debt	$324	8/2010
Plaza Colonnade (2),(6)	Indirect Debt	$8	12/2009
Industrial (3),(7)	Environmental costs	$125	Until Remediated
Highwoods DLF 97/26 DLF 99/32, LP (2),(8)	Rent	$209	6/2008
RRHWoods, LLC and Dallas County Partners (2),(9)	Indirect Debt	$68	6/2014
RRHWoods, LLC (1),(2),(11)	Indirect Debt	$30	11/2009
HIW-KC Orlando, LLC (3),(10)	Rent	$323	4/2011
HIW-KC Orlando, LLC (3),(10)	Leasing Costs	$296	Until Paid
Capitalized Lease Obligations (12)	Debt	$333	Various
Brickstone (2),(13)	Debt	$—	5/2017

(1)	Recourse provisions exist that would enable us to recover some or all of any such payments from the joint ventures’ assets.
(2)

Represents guarantees that fall under the initial recognition and measurement requirements of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).

(3)

Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 because the existence of such guarantees prevents sale treatment and/or the recognition of profit from a sale transaction.

(4)

We and our joint venture each guaranteed $8.6 million of debt of the Des Moines joint ventures that was outstanding at December 31, 2007. The joint ventures currently generate sufficient cash flow to cover the required debt service. This guarantee was entered into prior to the January 1, 2003 effective date of FIN 45 for initial recognition and measurement.

(5)

To facilitate a financing by the RRHWoods, LLC joint venture, we and our joint venture partner each guaranteed $3.1 million relating to a letter of credit and a corresponding master lease through August 2010. The guarantee requires us to pay under a contingent master lease if the cash flows from the building securing the letter of credit do not cover at least 50% of the minimum debt service. During 2007, we made master lease payments of $0.1 million. As of December 31, 2007, we recorded a $0.3 million deferred charge included in other assets and liabilities on our Consolidated Balance Sheet with respect to this guarantee. Our maximum potential exposure under this guarantee was $0.5 million at December 31, 2007.

(6)

To facilitate a financing by the Plaza Colonnade, LLC joint venture, we and our joint venture partner signed a contingent master lease relating to 30,772 square feet through December 2009. Our maximum potential exposure under this master lease was $0.9 million at December 31, 2007. The current occupancy level of the building has been sufficient to cover all debt service requirements and, accordingly, no payments have been required under the master lease.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

15.	COMMITMENTS AND CONTINGENCIES - Continued
(7)

As part of the sale of an industrial property in December 2003, we indemnified the buyer with respect to environmental concerns of up to $0.1 million. As a result, $0.1 million of the gain was deferred at the time of sale and will remain deferred until the environmental concerns are remediated.

(8)

To facilitate the restructuring of a tenant’s leases with us and the Highwoods DLF 97/26 DLF 99/32, LP joint venture in September 2003, we agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications through June 2008. In connection with this arrangement, we have approximately $0.2 million in other liabilities and $0.2 million as a deferred charge in other assets recorded on our Consolidated Balance Sheet at December 31, 2007. Our maximum potential exposure under this arrangement was $0.3 million at December 31, 2007. During 2007, $0.5 million was charged to expense in connection with this arrangement.

(9)

To facilitate a financing by the RRHWoods, LLC and Dallas County Partners joint ventures, we and our joint venture partner agreed to master lease certain vacant space and each guarantee $0.8 million of debt through 2014. No master lease payments were necessary in 2007. We currently have recorded $0.07 million in other liabilities and $0.07 million as a deferred charge included in other assets on its Consolidated Balance Sheet with respect to the master lease payment guarantee. The maximum potential exposure under the master lease was $2.0 million at December 31, 2007. Because the joint ventures currently generate sufficient cash flow to cover the required debt service, no liability for the $0.8 million direct guarantee was recorded at December 31, 2007.

(10)

We have guaranteed rent to the HIW KC Orlando, LLC joint venture for 3,248 rentable square feet through April 2011. The maximum potential exposure under this guarantee was $0.3 million at December 31, 2007. Additionally, we agreed to guarantee the initial leasing costs, originally estimated at $4.1 million, for approximately 11% of the total square feet of the property owned by the joint venture. We paid approximately $0.06 million in 2007 under this arrangement.

(11)

To facilitate a financing by the RRHWoods, LLC joint venture, we and our joint venture partner each agreed to guarantee $3.3 million of the joint venture’s debt through November 2009, but can be renewed through November 2011 at the joint venture’s option. Because the joint venture currently generates sufficient cash flow to cover the required debt service, no liability for this guarantee was recorded at December 31, 2007. In addition, we agreed to a master lease for 50% of the debt service should the joint venture not generate sufficient cash flow to cover the required debt service. As a result of this master lease, we have recorded $0.03 million in other liabilities and as a deferred charge in other assets on our Consolidated Balance Sheet at December 31, 2007.

(12)

Represents capitalized lease obligations of $0.3 million related to office equipment, which is included in accounts payable, accrued expenses and other liabilities on our Consolidated Balance Sheet at December 31, 2007.

(13)

To facilitate a financing by RRHWoods, LLC, our joint venture partner provided a $1.5 million letter of credit. We agreed to reimburse our partner for 50% of the letter of credit in the event of a default by the joint venture of the underlying debt. Because the joint venture currently generates sufficient cash flow to cover the required debt service, no liability for this obligation was recorded at December 31, 2007.

Litigation, Claims and Assessments

We are from time to time a party to a variety of legal proceedings, claims and assessments arising in the ordinary course of our business. We regularly assess the liabilities and contingencies in connection with these matters based on the latest information available. For those matters where it is probable that we have incurred or will incur a loss and the loss or range of loss can be reasonably estimated, the estimated loss is accrued and charged to income in the Consolidated Financial Statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, a reasonable estimate of liability, if any, cannot be made. Based on the current expected outcome of such matters, none of these proceedings, claims or assessments is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

In 2006 and March 2007, we received assessments for state excise taxes and related interest amounting to approximately $5.5 million, related to periods 2002 through 2005. In the fourth quarter of 2006, approximately $0.5 million was accrued and charged to operating expenses in anticipation of a probable settlement of these claims. We received an executed settlement agreement relating to these claims in October 2007, which resulted in no change to the amount previously accrued and paid. Legal fees related to this matter were nominal and were charged to operating expenses as incurred in 2006 and 2007.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

16.	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is used to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying amounts and estimated fair values of our financial instruments at December 31, 2007 and 2006 were as follows:

	Carrying Amount	Fair Value
December 31,2007
Cash and cash equivalents	$3,144	$3,144
Accounts and notes receivable	$28,747	$28,747
Marketable securities (in other assets)	$6,194	$6,194
Taxable bonds (in other assets)	$20,915	$20,915
Mortgages and notes payable	$1,641,987	$1,632,894
Financing obligations	$35,071	$33,852

December 31, 2006
Cash and cash equivalents	$15,838	$15,838
Accounts and notes receivable	$31,218	$31,218
Marketable securities (in other assets)	$4,633	$4,633
Mortgages and notes payable	$1,464,266	$1,505,830
Financing obligations	$35,530	$39,121

The fair values of our fixed rate mortgages and notes payable and financing obligations were estimated using discounted cash flow analysis based on our estimated incremental borrowing rate at December 31, 2007 and 2006 for similar types of borrowing arrangements. The carrying amounts of our variable rate borrowings approximate fair value. The carrying amounts of our cash and cash equivalents, accounts and notes receivable equal or approximate their fair value. The carrying and fair values of marketable securities were determined by reference to quoted market prices. The taxable bonds are not traded, and the fair value was based on projected redemption value in early 2008.

Disclosures about the fair value of financial instruments are based on relevant information available to us at December 31, 2007. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

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

Other than the liability for an uncertain tax position and related accrued interest under FIN 48 recorded by the Company as discussed below, no provision has been made for federal and state income taxes for the Company or the Operating Partnership during the years ended December 31, 2007, 2006 and 2005 because the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no income tax expense during the periods. The taxable REIT subsidiary has operated at a cumulative taxable loss through December 31, 2007 of approximately $12.6 million and has paid no income taxes since its formation. In addition to the $4.9 million deferred tax asset for these cumulative tax loss carryforwards, the taxable REIT subsidiary also had net deferred tax liabilities of approximately $0.8 million comprised primarily of tax versus book basis differences in certain investments and depreciable assets held by the taxable REIT subsidiary. Because the future tax benefit of the cumulative losses is not assured, the approximate $4.1 million net deferred tax asset position of the taxable REIT subsidiary has been fully reserved as management does not believe that it is more likely than not that the net deferred tax asset will be realized. Accordingly, no tax benefit has been recognized in the accompanying Consolidated Financial Statements. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods to the extent the taxable REIT subsidiary generates sufficient taxable income. If the Company decided to sell certain properties acquired in prior years, the Company would incur a corporate-level tax under Section 1374 of the Internal Revenue Code on the built-in gain relating to such properties unless such properties were sold in a tax-free exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction. This situation only applies to assets originally acquired through the merger with J.C. Nichols Company in July 1998 or from subsequent like-kind exchanges of those assets. The tax under Section 1374 will not apply to any of such assets still owned by the Company after July 2008.

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

In connection with the adoption of FIN 48, on January 1, 2007, the Operating Partnership recorded no liabilities for uncertain tax positions. However, the Company recorded a $1.4 million liability, which included $0.2 million of accrued interest, for an uncertain tax position, with the related expense reflected as a reduction to the beginning balance of distributions in excess of net earnings. This liability was included in accounts payable, accrued expenses and other liabilities. During the third quarter of 2007, the liability for the uncertain tax position was released, and income recognized, upon the expiration of the applicable statute of limitations. In addition, the liability of $0.05 million of interest that was accrued in 2007 relating to this liability was also released. If this liability for the uncertain tax position and any related interest or penalties had ever been paid by the Company, the Operating Partnership would have reimbursed the Company for these costs, as provided under the partnership agreement.

Unrecognized Tax Benefits – Opening Balance	$1,424
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	49
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	(1,473)
Unrecognized Tax Benefits – Ending Balance	$—

The Company is subject to federal, state and local income tax examinations by tax authorities for 2004 through 2007.

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

The accounting policies of the segments are the same as those described in Note 1 included herein. Further, all operations are within the United States and, at December 31, 2007, no tenant of the Wholly Owned Properties comprised more than 7.6 % of our consolidated revenues.

The following table summarizes the rental income, net operating income and assets for each reportable segment for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Rental and other revenues: (1)
Office segment	$360,161	$336,000	$322,540
Industrial segment	30,727	29,467	25,250
Retail segment	44,907	42,579	39,034
Residential segment	1,226	1,124	1,105
Total rental and other revenues	$437,021	$409,170	$387,929
Net operating income: (1)
Office segment	$227,132	$208,620	$203,243
Industrial segment	23,429	22,405	19,228
Retail segment	29,008	27,759	26,574
Residential segment	713	441	605
Total net operating income	280,282	259,225	249,650
Reconciliation to income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(122,164)	(112,864)	(107,086)
Impairment of assets held for use	(789)	—	(3,172)
General and administrative expense	(41,930)	(37,100)	(33,032)
Interest expense	(100,256)	(100,730)	(106,635)
Interest and other income	6,402	6,546	6,827
Settlement of tenant bankruptcy claim	—	1,581	—
Loss on debt extinguishments	—	(494)	(453)
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	$21,545	$16,164	$6,099

	December 31,
	2007	2006	2005
Total Assets: (2)
Office segment	$2,287,869	$2,218,705	$2,243,116
Industrial segment	233,145	228,121	226,199
Retail segment	242,719	247,887	256,730
Residential segment	27,013	20,559	19,538
Corporate and other	135,058	122,377	156,275
Total Assets	$2,925,804	$2,837,649	$2,901,858

(1)	Excludes discontinued operations.
(2)	Real estate and other assets held for sale are included in this table according to the segment type.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

19.	OTHER EVENTS

Settlement of Tenant Bankruptcy Claims

In the fourth quarter of 2006, we received shares of Redback Networks, Inc., a public company, in settlement of a bankruptcy claim by us related to leases with this former tenant that were terminated in 2003. The shares were sold for net cash proceeds of $1.6 million and recorded as Other Income.

Property Damage Insurance Claim

In the fourth quarter of 2005, one of our office properties located in southeastern Florida sustained damage in a hurricane. The damages are fully insured except for a $341,000 deductible, which was expensed in the fourth quarter of 2005. We did not incur any significant loss of rental income as a result of the damages. In 2006, we received $2.4 million from the insurance company as advances on the final settlement; these amounts were primarily for clean up costs and certain repairs. During the first quarter of 2007, the insurance company paid us an additional $4.9 million upon finalization of the claim. We recorded a $4.1 million gain under FASB Interpretation No. 30, “Accounting for Involuntary Conversion of Non-Monetary Assets to Monetary Assets” in the first quarter of 2007. We are in the process of completing final permanent repairs.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

20.	QUARTERLY FINANCIAL DATA (Unaudited)

The following tables set forth quarterly financial information for our fiscal years ended December 31, 2007 and 2006 and have been adjusted to reflect the reporting requirements of discontinued operations under SFAS No. 144:

	For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$106,673	$106,383	$108,854	$115,111	$437,021

Income from continuing operations (1) (2)	36,070	8,834	5,242	7,588	57,734
Income from discontinued operations (1)	20,459	725	7,175	8,123	36,482
Net income	56,529	9,559	12,417	15,711	94,216
Distributions on preferred units	(4,113)	(3,846)	(2,680)	(2,838)	(13,477)
Excess of preferred unit redemption cost over carrying value	—	(1,443)	(842)	—	(2,285)
Net income available for common unitholders	$52,416	$4,270	$8,895	$12,873	$78,454

Net income per unit-basic:
Income from continuing operations	$0.53	$0.06	$0.03	$0.08	$0.70
Discontinued operations	0.34	0.01	0.12	0.13	0.60
Net income	$0.87	$0.07	$0.15	$0.21	$1.30
Net income per share-diluted:
Income from continuing operations	$0.52	$0.06	$0.03	$0.08	$0.69
Discontinued operations	0.33	0.01	0.12	0.13	0.59
Net income	$0.85	$0.07	$0.15	$0.21	$1.28

	For the Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$99,253	$100,991	$102,404	$106,522	$409,170

Income from continuing operations (1)	10,814	4,817	7,642	14,870	38,143
Income from discontinued operations (1)	3,583	1,657	1,631	11,293	18,164
Net income	14,397	6,474	9,273	26,163	56,307
Distributions on preferred units	(4,724)	(4,113)	(4,113)	(4,113)	(17,063)
Excess of preferred unit redemption cost over carrying value	(1,803)	—	—	—	(1,803)
Net income available for common unitholders	$7,870	$2,361	$5,160	$22,050	$37,441

Net income per unit-basic:
Income from continuing operations	$0.07	$0.01	$0.06	$0.18	$0.32
Discontinued operations	0.06	0.03	0.03	0.19	0.31
Net income	$0.13	$0.04	$0.09	$0.37	$0.63
Net income per unit-diluted:
Income from continuing operations	$0.07	$0.01	$0.05	$0.18	$0.31
Discontinued operations	0.06	0.03	0.03	0.18	0.30
Net income	$0.13	$0.04	$0.08	$0.36	$0.61

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

20.	QUARTERLY FINANCIAL DATA (Unaudited) - Continued
(1)

The amounts presented for the first three quarters are not equal to the same amounts previously reported in Form 10-Q for each period as a result of discontinued operations. Below is a reconciliation to the amounts previously reported in Form

10-Q:

	For the Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007
Total rental and other revenues previously reported	$106,673	$106,383	$110,166
Discontinued operations	—	—	(1,312)
Revised total rental and other revenues	$106,673	$106,383	$108,854

Income from continuing operations previously reported	$36,070	$8,834	$5,580
Discontinued operations	—	—	(338)
Revised income from continuing operations	$36,070	$8,834	$5,242

Income from discontinued operations previously reported	$20,459	$725	$6,837
Additional discontinued operations from properties sold subsequent to the respective reporting period	—	—	338
Revised income from discontinued operations	$20,459	$725	$7,175

	For the Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Total rental and other revenues previously reported	$99,253	$100,991	$103,372	$108,486
Discontinued operations	—	—	(968)	(1,964)
Revised total rental and other revenues	$99,253	$100,991	$102,404	$106,522

Income from continuing operations previously reported	$10,814	$4,817	$7,893	$15,510
Discontinued operations	—	—	(251)	(640)
Revised income from continuing operations	$10,814	$4,817	$7,642	$14,870

Income from discontinued operations previously reported	$3,583	$1,657	$1,380	$10,653
Additional discontinued operations from properties sold subsequent to the respective reporting period	—	—	251	640
Revised income from discontinued operations	$3,583	$1,657	$1,631	$11,293
(2)

Includes $2.3 million of adjustments to depreciation expense related to certain of our unconsolidated affiliates in the fourth quarter of 2007. Such adjustments were not material to any prior quarterly or annual period.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Schedule II

(in thousands)

As of December 31, 2007, 2006 and 2005

A summary of activity for Valuation and Qualifying Accounts and Reserves

	Balance at December 31, 2006	Additions	Deductions	Balance at December 31, 2007
Allowance for Doubtful Accounts - Straight Line Rent	$301	$747	$(608)	$440
Allowance for Doubtful Accounts - Accounts Receivable	1,253	422	(740)	935
Allowance for Doubtful Accounts - Notes Receivable	786	—	(718)	68
Disposition Reserve	75	—	(75)	—
Totals	$2,415	$1,169	$(2,141)	$1,443

	Balance at December 31, 2005	Additions	Deductions	Balance at December 31, 2006
Allowance for Doubtful Accounts - Straight Line Rent	$609	$915	$(1,223)	$301
Allowance for Doubtful Accounts - Accounts Receivable	1,618	272	(637)	1,253
Allowance for Doubtful Accounts - Notes Receivable	876	39	(129)	786
Disposition Reserve	100	—	(25)	75
Totals	$3,203	$1,226	$(2,014)	$2,415

	Balance at December 31, 2004	Additions	Deductions	Balance at December 31, 2005
Allowance for Doubtful Accounts - Straight Line Rent	$1,422	$1,240	$(2,053)	$609
Allowance for Doubtful Accounts - Accounts Receivable	1,171	712	(265)	1,618
Allowance for Doubtful Accounts - Notes Receivable	122	832	(78)	876
Disposition Reserve	180	349	(429)	100
Totals	$2,895	$3,133	$(2,825)	$3,203

HIGHWOODS REALTY LIMITED PARTNERSHIP

Note to Schedule III

(in thousands)

As of December 31, 2007, 2006 and 2005

A summary of activity for real estate and accumulated depreciation is as follows:

	December 31,
	2007	2006	2005
Real estate:
Balance at beginning of year	$3,068,929	$3,198,038	$3,525,236
Additions:
Acquisitions, development and improvements	249,677	137,740	152,835
Previously unconsolidated affiliate	—	46,247	—
Cost of real estate sold and retired	(137,945)	(313,096)	(480,033)
Balance at close of year (a)	$3,180,661	$3,068,929	$3,198,038

Accumulated depreciation:
Balance at beginning of year	$595,028	$579,390	$583,204
Depreciation expense	107,785	101,445	108,185
Previously unconsolidated affiliate	—	4,610	—
Real estate sold and retired	(53,048)	(90,417)	(111,999)
Balance at close of year (b)	$649,765	$595,028	$579,390

(a)	Reconciliation of total cost to balance sheet caption at December 31, 2007, 2006 and 2005:

	2007	2006	2005
Total per Schedule III	$3,180,661	$3,068,929	$3,198,038
Construction in progress exclusive of land included in Schedule III	101,661	101,899	28,727
Property held for sale	(10,466)	(51,150)	(219,531)
Reclassification adjustment for discontinued operations	—	37	1,041
Total real estate assets at cost	$3,271,856	$3,119,715	$3,008,275

(b)	Reconciliation of total accumulated depreciation to balance sheet caption at December 31, 2007, 2006 and 2005:

	2007	2006	2005
Total per Schedule III	$649,765	$595,028	$579,390
Property held for sale	—	(6,829)	(42,296)
Total accumulated depreciation	$649,765	$588,199	$537,094

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

December 31, 2007

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depr is Calculated On
Description	City	2007 Encumbrance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg Final	Total Assets	Accum Depr-Final	Date of Construction

Atlanta, GA
1740-90 Century Circle	Atlanta		1,117	3,168	(1,117)	(3,168)	—	(0)	(0)	—	1972	5-40 yrs.
1700 Century Circle	Atlanta			2,482	2	380	2	2,862	2,864	469	1983	5-40 yrs.
1800 Century Boulevard	Atlanta		1,443	29,081	0	9,823	1,444	38,904	40,348	12,240	1975	5-40 yrs.
1825 Century Center	Atlanta		864	—	303	15,187	1,167	15,187	16,354	2,648	2002	5-40 yrs.
1875 Century Boulevard	Atlanta		—	8,924	—	1,698	—	10,622	10,622	3,060	1976	5-40 yrs.
1900 Century Boulevard	Atlanta		—	4,744	—	916	—	5,660	5,660	1,565	1971	5-40 yrs.
2200 Century Parkway	Atlanta		—	14,432	—	3,076	—	17,508	17,508	5,038	1971	5-40 yrs.
2400 Century Center	Atlanta		—	—	406	15,780	406	15,780	16,185	4,884	1998	5-40 yrs.
2500 Century Center	Atlanta				328	14,231	328	14,231	14,559	1,147	2005	5-40 yrs.
2500/2635 Parking Garage	Atlanta		—	—	—	6,242	—	6,242	6,242	325	2005	5-40 yrs.
2600 Century Parkway	Atlanta		—	10,679	—	3,612	—	14,291	14,291	3,571	1973	5-40 yrs.
2635 Century Parkway	Atlanta		—	21,643	—	2,489	—	24,131	24,131	6,797	1980	5-40 yrs.
2800 Century Parkway	Atlanta		—	20,449	—	785	—	21,234	21,234	5,855	1983	5-40 yrs.
50 Glenlake	Atlanta	(1)	2,500	20,006	—	1,334	2,500	21,340	23,840	5,304	1997	5-40 yrs.
6348 Northeast Expressway	Atlanta		275	1,655	0	189	275	1,844	2,119	517	1978	5-40 yrs.
6438 Northeast Expressway	Atlanta		180	2,216	(0)	388	179	2,604	2,783	685	1981	5-40 yrs.
Bluegrass Lakes I	Atlanta		816	—	336	3,087	1,152	3,087	4,239	900	1999	5-40 yrs.
Bluegrass Place I	Atlanta		491	2,061	0	73	491	2,134	2,625	596	1995	5-40 yrs.
Bluegrass Place II	Atlanta		412	2,583	(0)	19	412	2,602	3,014	676	1996	5-40 yrs.
Bluegrass Valley	Atlanta		1,500	—	409	3,707	1,909	3,707	5,615	1,236	2000	5-40 yrs.
Bluegrass Valley Land	Atlanta		19,711	—	(14,863)	—	4,848	—	4,848	—	N/A	N/A
Century Plaza I	Atlanta		1,290	8,567	—	2,447	1,290	11,014	12,304	2,276	1981	5-40 yrs.
Century Plaza II	Atlanta		1,380	7,733	—	1,480	1,380	9,213	10,593	2,045	1984	5-40 yrs.
Chastain Place I	Atlanta		451		341	3,113	792	3,113	3,906	947	1997	5-40 yrs.
Chastain Place II	Atlanta		599	—	194	1,512	793	1,512	2,304	430	1998	5-40 yrs.
Chastain Place III	Atlanta		539	—	173	1,107	712	1,107	1,820	267	1999	5-40 yrs.
Corporate Lakes	Atlanta		1,265	7,243	0	549	1,265	7,792	9,057	2,153	1988	5-40 yrs.
EKA Chemical	Atlanta		609	9,886	(609)	(9,886)	—	—	—	—	1998	5-40 yrs.
Gwinnett Distribution Center	Atlanta		1,119	5,960	(0)	1,453	1,119	7,413	8,531	1,974	1991	5-40 yrs.
Henry County Land	Atlanta		3,010	—	13	—	3,023	—	3,023	—	N/A	N/A
Highwoods Center I at Tradeport	Atlanta	(1)	307	—	139	3,154	446	3,154	3,600	1,529	1999	5-40 yrs.
Highwoods Center II at Tradeport	Atlanta	(1)	641	—	162	3,318	803	3,318	4,122	1,118	1999	5-40 yrs.
Highwoods Center III at Tradeport	Atlanta	(1)	409	—	130	2,163	539	2,163	2,702	334	2001	5-40 yrs.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depr is Calculated On
Description	City	2007 Encumbrance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg Final	Total Assets	Accum Depr-Final	Date of Construction

National Archives and Records Administration	Atlanta		1,484	—	0	17,762	1,484	17,762	19,246	1,575	2004	5-40 yrs.
Newpoint Place I	Atlanta		819	(0)	356	3,261	1,175	3,261	4,436	859	1998	5-40 yrs.
Newpoint Place II	Atlanta		1,499	—	394	3,720	1,893	3,720	5,612	1,009	1999	5-40 yrs.
Newpoint Place III	Atlanta		668	—	253	2,150	921	2,150	3,071	552	1998	5-40 yrs.
Newpoint Place IV	Atlanta		989	—	406	4,542	1,395	4,542	5,937	1,034	2001	5-40 yrs.
Newpoint Place V	Atlanta		2,150		816	8,844	2,966	8,844	11,810	162	2007	5-40 yrs.
Norcross I & II	Atlanta		323	2,000	(0)	645	323	2,645	2,969	605	1970	5-40 yrs.
Nortel	Atlanta		3,342	32,111	0	16	3,342	32,127	35,469	7,867	1998	5-40 yrs.
Oakbrook Summit	Atlanta		943	6,636	(943)	(6,636)	—	0	0	—	1981	5-40 yrs.
South Park Residential Land	Atlanta		50	—	7	—	57	—	57	—	N/A	N/A
South Park Site Land	Atlanta		1,204	—	754	—	1,958	—	1,958	—	N/A	N/A
Southside Distribution Center	Atlanta		804	4,553	(0)	1,350	804	5,903	6,707	1,529	1988	5-40 yrs.
Tradeport I	Atlanta		557	—	261	2,587	818	2,587	3,406	662	1999	5-40 yrs.
Tradeport II	Atlanta		557	—	261	2,618	818	2,618	3,436	1,099	1999	5-40 yrs.
Tradeport III	Atlanta		673	—	370	2,358	1,043	2,358	3,401	377	1999	5-40 yrs.
Tradeport IV	Atlanta		667	—	365	2,914	1,032	2,914	3,946	486	2001	5-40 yrs.
Tradeport Land	Atlanta		5,243	—	(639)	—	4,603	—	4,603	—	N/A	N/A
Tradeport V	Atlanta		463	—	180	2,407	643	2,407	3,049	445	2002	5-40 yrs.
Two Point Royal	Atlanta	(1)	1,793	14,964	0	1,098	1,793	16,062	17,855	3,765	1997	5-40 yrs.
DHS.ICE	Atlanta		3,100		1,746	15,668	4,846	15,668	20,514	164	2007	5-40 yrs.
HIW River Point	Atlanta		7,250		57	—	7,307	—	7,307	—	N/A	N/A

Baltimore, MD
Sportsman Club Land	Baltimore		24,931	—	(14,857)	—	10,074	—	10,074	—	N/A	N/A

Charlotte, NC
University Center	Charlotte		1,245	—	(1,245)	—	—	—	—	—	2001	5-40 yrs.
University Center – Land	Charlotte		7,122	—	(7,122)	—	0	—	0	—	N/A	N/A

Columbia, SC
Fontaine I	Columbia		1,228	6,960	(1,228)	(6,960)	—	0	0	—	1985	5-40 yrs.
Fontaine II	Columbia		948	5,376	(948)	(5,376)	—	—	—	—	1987	5-40 yrs.
Fontaine III	Columbia		859	4,869	(859)	(4,869)	—	0	0	—	1988	5-40 yrs.
Fontaine V	Columbia		398	2,257	(398)	(2,257)	—	—	—	—	1990	5-40 yrs.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depr is Calculated On
Description	City	2007 Encumbrance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg Final	Total Assets	Accum Depr-Final	Date of Construction

Greenville, SC
385 Building 1	Greenville		1,413	—	(1,413)	0	—	0	0	—	1998	5-40 yrs.
385 Land	Greenville		1,800	—	(1,800)	—	—	—	—	—	N/A	N/A
770 Pelham Road	Greenville		705	2,812	(705)	(2,812)	—	—	—	—	1989	5-40 yrs.
Brookfield Plaza	Greenville	(2)	1,500	8,514	(0)	523	1,500	9,038	10,538	2,502	1987	5-40 yrs.
Brookfield-Jacobs-Sirrine	Greenville		3,050	17,280	(23)	4,299	3,027	21,579	24,606	5,564	1990	5-40 yrs.
MetLife @ Brookfield	Greenville		1,039	—	352	10,430	1,391	10,430	11,822	2,733	2001	5-40 yrs.
Patewood Business Center	Greenville		1,322	7,504	(1,322)	(7,504)	—	0	0	—	1983	5-40 yrs.
Patewood I	Greenville		942	5,117	(0)	1,297	942	6,414	7,355	1,870	1985	5-40 yrs.
Patewood II	Greenville		942	5,176	(0)	1,310	942	6,486	7,427	1,754	1987	5-40 yrs.
Patewood III	Greenville		841	4,776	0	2,001	842	6,777	7,618	1,869	1989	5-40 yrs.
Patewood IV	Greenville		1,219	6,918	(0)	2,050	1,219	8,969	10,188	2,446	1989	5-40 yrs.
Patewood V	Greenville	(2)	1,690	9,589	0	2,272	1,690	11,861	13,551	3,021	1990	5-40 yrs.
Patewood VI	Greenville		2,360	—	321	7,877	2,681	7,877	10,558	1,789	1999	5-40 yrs.

Kansas City, MO
Country Club Plaza	Kansas City	(3)	14,286	146,879	(198)	110,869	14,088	257,748	271,836	59,200	1920-2002	5-40 yrs.
Colonial Shops	Kansas City		141	657	(141)	(657)	—	—	—	—	1907	5-40 yrs.
Corinth Executive Building	Kansas City		526	2,341	(0)	800	526	3,141	3,667	829	1973	5-40 yrs.
Corinth Office Building	Kansas City		541	2,199	(0)	529	541	2,728	3,269	671	1960	5-40 yrs.
Corinth Shops South	Kansas City		1,043	4,447	(0)	592	1,043	5,039	6,082	1,171	1953	5-40 yrs.
Corinth Square North Shops	Kansas City		2,756	11,490	(0)	2,188	2,756	13,678	16,434	3,102	1962	5-40 yrs.
Fairway North	Kansas City		771	3,283	0	566	771	3,849	4,620	1,052	1985	5-40 yrs.
Fairway Shops	Kansas City		689	3,215	0	554	689	3,769	4,459	880	1940	5-40 yrs.
Fairway West	Kansas City		871	3,527	(0)	610	871	4,137	5,007	1,029	1983	5-40 yrs.
Land – Hotel Land – Valencia	Kansas City		978	—	111	—	1,089	—	1,089	—	N/A	N/A
Land – Lionsgate	Kansas City		3,506	—	(3,506)	—	—	—	—	—	N/A	N/A
Neptune Apartments	Kansas City	3,686	1,098	6,282	(0)	512	1,098	6,794	7,892	1,624	1988	5-40 yrs.
Nichols Building	Kansas City		502	2,030	(0)	506	501	2,536	3,037	680	1978	5-40 yrs.
One Ward Parkway	Kansas City		682	3,937	(0)	934	681	4,870	5,552	1,237	1980	5-40 yrs.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depr is Calculated On
Description	City	2007 Encumbrance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg Final	Total Assets	Accum Depr-Final	Date of Construction

Park Plaza	Kansas City	(3)	1,384	6,410	0	1,589	1,384	7,999	9,383	2,162	1983	5-40 yrs.
Parkway Building	Kansas City		404	2,044	(0)	415	404	2,459	2,863	533	1906-1910	5-40 yrs.
Prairie Village Rest & Bank	Kansas City		—	—	—	1,372	—	1,372	1,372	360	1948	5-40 yrs.
Prairie Village Shops	Kansas City		3,366	14,686	0	4,994	3,367	19,680	23,047	4,865	1948	5-40 yrs.
Rental Houses	Kansas City		—	764	113	(281)	113	483	596	124	1960	5-40 yrs.
Residential – Land	Kansas City		484	—	(484)	—	—	—	—	—	N/A	N/A
Somerset	Kansas City		31	125	0	(0)	31	125	156	30	1998	5-40 yrs.
Two Brush Creek	Kansas City		984	4,402	0	711	984	5,114	6,097	1,091	1983	5-40 yrs.
Valencia Place Office	Kansas City	(3)	1,576	—	970	34,797	2,546	34,797	37,343	9,356	1999	5-40 yrs.

Memphis, TN
3400 Players Club Parkway	Memphis	(2)	1,005	—	207	5,004	1,212	5,004	6,216	1,248	1997	5-40 yrs.
6000 Poplar Ave	Memphis		2,340	11,385	—	2,565	2,340	13,950	16,290	3,030	1985	5-40 yrs.
6060 Poplar Ave	Memphis		1,980	8,677	—	1,742	1,980	10,419	12,399	1,951	1987	5-40 yrs.
Atrium I & II	Memphis		1,570	6,253	0	1,816	1,570	8,069	9,639	2,344	1984	5-40 yrs.
Centrum	Memphis		1,013	5,580	0	1,792	1,013	7,372	8,385	1,908	1979	5-40 yrs.
International Place II	Memphis	(4)	4,884	27,782	0	3,516	4,884	31,298	36,183	8,953	1988	5-40 yrs.
Shadow Creek I	Memphis		924	—	466	6,846	1,390	6,846	8,236	1,240	2000	5-40 yrs.
Shadow Creek II	Memphis		734	—	467	7,496	1,201	7,496	8,697	1,215	2001	5-40 yrs.
Southwind Office Center A	Memphis		1,004	5,694	(0)	741	1,003	6,435	7,438	1,992	1991	5-40 yrs.
Southwind Office Center B	Memphis		1,366	7,754	0	873	1,366	8,627	9,993	2,531	1990	5-40 yrs.
Southwind Office Center C	Memphis	(2)	1,070	—	221	5,790	1,291	5,790	7,081	2,131	1998	5-40 yrs.
Southwind Office Center D	Memphis		744	—	193	5,056	937	5,056	5,993	1,221	1999	5-40 yrs.
The Colonnade	Memphis		1,300	6,481	267	493	1,567	6,974	8,540	2,062	1998	5-40 yrs.
ThyssenKrupp	Memphis		1,040		25	8,312	1,065	8,312	9,377	366	2007	5-40 yrs.

Nashville, TN
3322 West End	Nashville	(2)	3,025	27,490	(0)	2,853	3,025	30,343	33,367	6,411	1986	5-40 yrs.
3401 West End	Nashville		5,864	22,917	(2)	4,984	5,862	27,902	33,764	8,175	1982	5-40 yrs.
5310 Maryland Way	Nashville		1,863	7,201	0	381	1,863	7,583	9,446	2,432	1994	5-40 yrs.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depr is Calculated On
Description	City	2007 Encumbrance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg Final	Total Assets	Accum Depr-Final	Date of Construction

BNA Corporate Center	Nashville		—	18,506	—	7,554	—	26,060	26,060	7,738	1985	5-40 yrs.
Century City Plaza I	Nashville		903	6,919	0	(2,425)	903	4,494	5,397	1,356	1987	5-40 yrs.
Cool Springs I	Nashville		1,583	—	15	12,215	1,598	12,215	13,813	2,919	1999	5-40 yrs.
Cool Springs II	Nashville		1,824	—	346	20,132	2,170	20,132	22,302	4,872	1999	5-40 yrs.
Cool Springs III	Nashville		1,631		804	18,154	2,435	18,154	20,589	899	2006	5-40 yrs.
Cool Springs Land	Nashville		7,635	—	(7,635)	—	(0)	—	(0)	—	N/A	N/A
Eastpark I, II, & III	Nashville		2,840	10,993	1	2,030	2,841	13,023	15,864	4,145	1978	5-40 yrs.
Harpeth on the Green II	Nashville	(1)	1,419	5,677	0	1,404	1,419	7,081	8,501	2,177	1984	5-40 yrs.
Harpeth on the Green III	Nashville	(1)	1,660	6,649	(0)	1,168	1,660	7,817	9,476	2,393	1987	5-40 yrs.
Harpeth on the Green IV	Nashville	(1)	1,713	6,842	0	1,202	1,713	8,044	9,757	2,330	1989	5-40 yrs.
Harpeth on The Green V	Nashville	(1)	662	—	197	4,260	859	4,260	5,119	1,055	1998	5-40 yrs.
Hickory Trace	Nashville	(4)	1,164	—	164	4,856	1,328	4,856	6,184	1,013	N/A	N/A
Highwoods Plaza I	Nashville	(1)	1,552	—	307	7,835	1,859	7,835	9,694	1,963	1996	5-40 yrs.
Highwoods Plaza II	Nashville	(1)	1,448	—	307	6,716	1,755	6,716	8,470	2,189	1997	5-40 yrs.
Lakeview Ridge I	Nashville		2,069	7,267	(2,069)	(7,267)	—	—	—	—	1986	5-40 yrs.
Lakeview Ridge II	Nashville	(1)	605	—	187	4,236	792	4,236	5,027	1,040	1998	5-40 yrs.
Lakeview Ridge III	Nashville	(1)	1,073	—	400	10,537	1,473	10,537	12,010	3,060	1999	5-40 yrs.
Seven Springs - Land II	Nashville		3,715	—	(1,025)	—	2,690	—	2,690	—	N/A	N/A
Seven Springs - Land I	Nashville		3,122	—	1,399	—	4,521	—	4,521	—	N/A	N/A
Seven Springs I	Nashville		2,076	—	592	13,888	2,668	13,888	16,556	3,106	2002	5-40 yrs.
SouthPointe	Nashville		1,655	—	310	6,438	1,965	6,438	8,403	1,567	1998	5-40 yrs.
Southwind Land	Nashville		3,662	—	(592)	—	3,070	—	3,070	—	N/A	N/A
Sparrow Building	Nashville		1,262	5,047	(0)	950	1,262	5,997	7,259	1,856	1982	5-40 yrs.
The Ramparts at Brentwood	Nashville		2,394	12,806	—	1,918	2,394	14,724	17,118	2,628	1986	5-40 yrs.
Westwood South	Nashville	(1)	2,106	—	382	9,603	2,488	9,603	12,091	2,898	1999	5-40 yrs.
Winners Circle	Nashville	(1)	1,497	7,258	0	895	1,497	8,153	9,650	2,106	1987	5-40 yrs.
Cool Springs 1 & 2 Deck	Nashville		—		—	3,932	—	3,932	3,932	15	2007	5-40 yrs.
Cool Springs 3 &4 Deck	Nashville		—		—	4,396	—	4,396	4,396	83	2007	5-40 yrs.
Cool Springs V	Nashville		3,688		(20)	45,160	3,668	45,160	48,828	—	2007	5-40 yrs.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depr is Calculated On
Description	City	2007 Encumbrance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg Final	Total Assets	Accum Depr-Final	Date of Construction

Orlando, FL
Capital Plaza III	Orlando		2,994	—	18	—	3,012	—	3,012	—	N/A	N/A
In Charge Institute	Orlando		501	—	95	2,683	596	2,683	3,279	1,008	2000	5-40 yrs.
MetroWest 1 Land	Orlando		1,100		51	—	1,151	—	1,151	—	N/A	N/A
Metrowest Center	Orlando		1,354	7,687	269	1,921	1,623	9,608	11,231	2,877	1988	5-40 yrs.
MetroWest Land	Orlando		2,034	—	(148)	—	1,886	—	1,886	—	N/A	N/A
Windsor at Metro Center	Orlando		—	—	2,060	9,073	2,060	9,073	11,132	1,290	2002	5-40 yrs.
Berkshire at Metro Center	Orlando		1,265		725	11,330	1,990	11,330	13,320	46	2007	5-40 yrs.
Eola Park Land	Orlando		2,027		(0)	—	2,027	—	2,027	—	2007	N/A

Piedmont Triad, NC
101 Stratford	Piedmont Triad		1,205	6,916	(1)	1,396	1,205	8,312	9,516	2,405	1986	5-40 yrs.
150 Stratford	Piedmont Triad	(2)	2,788	11,511	0	859	2,788	12,370	15,158	4,015	1991	5-40 yrs.
160 Stratford – Land	Piedmont Triad		966	—	1	120	967	120	1,087	5	N/A	N/A
6348 Burnt Poplar	Piedmont Triad		724	2,900	(0)	525	724	3,425	4,149	1,106	1990	5-40 yrs.
6350 Burnt Poplar	Piedmont Triad		340	1,374	0	34	341	1,408	1,748	452	1992	5-40 yrs.
7341 West Friendly Avenue	Piedmont Triad		113	841	0	266	113	1,107	1,220	358	1988	5-40 yrs.
7343 West Friendly Avenue	Piedmont Triad		72	555	0	63	72	618	691	194	1988	5-40 yrs.
7345 West Friendly Avenue	Piedmont Triad		66	492	0	93	66	585	652	188	1988	5-40 yrs.
7347 West Friendly Avenue	Piedmont Triad		97	719	(0)	151	97	870	967	249	1988	5-40 yrs.
7349 West Friendly Avenue	Piedmont Triad		53	393	(0)	45	53	438	491	148	1988	5-40 yrs.
7351 West Friendly Avenue	Piedmont Triad		106	788	0	150	106	938	1,044	339	1988	5-40 yrs.
7353 West Friendly Avenue	Piedmont Triad		123	912	(0)	30	123	942	1,065	291	1988	5-40 yrs.
7355 West Friendly Avenue	Piedmont Triad		72	538	(0)	32	72	570	641	174	1988	5-40 yrs.
Airpark East-Building 1	Piedmont Triad		378	1,516	0	356	379	1,872	2,251	586	1990	5-40 yrs.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depr is Calculated On
Description	City	2007 Encumbrance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg Final	Total Assets	Accum Depr-Final	Date of Construction

Airpark East-Building 2	Piedmont Triad		463	1,849	(0)	242	462	2,091	2,554	760	1986	5-40 yrs.
Airpark East-Building 3	Piedmont Triad		322	1,293	(0)	107	322	1,400	1,722	457	1986	5-40 yrs.
Airpark East-Building A	Piedmont Triad		509	2,921	0	897	510	3,819	4,328	1,331	1986	5-40 yrs.
Airpark East-Building B	Piedmont Triad		739	3,237	(0)	787	739	4,025	4,763	1,320	1988	5-40 yrs.
Airpark East-Building C	Piedmont Triad	(4)	2,393	9,576	(0)	2,666	2,393	12,242	14,635	4,470	1990	5-40 yrs.
Airpark East-Building D	Piedmont Triad	(4)	850	—	699	4,386	1,549	4,386	5,935	1,451	1997	5-40 yrs.
Airpark East-Copier Consultants	Piedmont Triad		224	1,068	(0)	383	224	1,451	1,674	459	1990	5-40 yrs.
Airpark East-Hewlett Packard	Piedmont Triad		465	—	380	963	845	963	1,808	314	1996	5-40 yrs.
Airpark East-Highland	Piedmont Triad		146	1,081	(0)	6	145	1,087	1,232	344	1990	5-40 yrs.
Airpark East-Inacom Building	Piedmont Triad		265	—	270	707	535	707	1,242	197	1996	5-40 yrs.
Airpark East-Service Center 1	Piedmont Triad		237	1,103	(0)	82	237	1,185	1,422	394	1985	5-40 yrs.
Airpark East-Service Center 2	Piedmont Triad		193	946	(0)	122	192	1,068	1,260	311	1985	5-40 yrs.
Airpark East-Service Center 3	Piedmont Triad		305	1,219	(0)	129	305	1,348	1,653	418	1985	5-40 yrs.
Airpark East-Service Center 4	Piedmont Triad		225	928	0	90	225	1,019	1,244	345	1985	5-40 yrs.
Airpark East-Service Court	Piedmont Triad		171	777	(0)	43	171	820	990	277	1990	5-40 yrs.
Airpark East-Simplex	Piedmont Triad		271	—	239	887	510	887	1,397	203	1997	5-40 yrs.
Airpark East-Warehouse 1	Piedmont Triad		355	1,613	0	289	356	1,902	2,258	632	1985	5-40 yrs.
Airpark East-Warehouse 2	Piedmont Triad		373	1,523	0	131	374	1,654	2,028	545	1985	5-40 yrs.
Airpark East-Warehouse 3	Piedmont Triad		341	1,486	(0)	439	341	1,924	2,266	699	1986	5-40 yrs.
Airpark East-Warehouse 4	Piedmont Triad		660	2,676	(0)	334	659	3,010	3,670	998	1988	5-40 yrs.
Airpark North – DC1	Piedmont Triad		860	2,919	0	556	860	3,475	4,335	1,237	1986	5-40 yrs.
Airpark North – DC2	Piedmont Triad		1,302	4,392	(0)	918	1,302	5,310	6,612	1,738	1987	5-40 yrs.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depr is Calculated On
Description	City	2007 Encumbrance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg Final	Total Assets	Accum Depr-Final	Date of Construction

Airpark North – DC3	Piedmont Triad		449	1,517	0	200	450	1,717	2,167	563	1988	5-40 yrs.
Airpark North – DC4	Piedmont Triad		451	1,514	0	145	452	1,659	2,110	553	1988	5-40 yrs.
Airpark South Warehouse 1	Piedmont Triad		546	—	0	2,567	546	2,567	3,113	731	1998	5-40 yrs.
Airpark South Warehouse 2	Piedmont Triad		749	—	(0)	2,509	749	2,509	3,258	532	1999	5-40 yrs.
Airpark South Warehouse 3	Piedmont Triad		603	—	(0)	2,273	603	2,273	2,875	442	1999	5-40 yrs.
Airpark South Warehouse 4	Piedmont Triad		499	—	0	1,893	499	1,893	2,392	357	1999	5-40 yrs.
Airpark South Warehouse 6	Piedmont Triad		1,733	—	0	5,222	1,733	5,222	6,955	1,919	1999	5-40 yrs.
Airpark West 1	Piedmont Triad		944	3,831	0	512	944	4,343	5,287	1,363	1984	5-40 yrs.
Airpark West 2	Piedmont Triad		887	3,550	(0)	437	887	3,986	4,874	1,301	1985	5-40 yrs.
Airpark West 4	Piedmont Triad		227	907	(0)	329	227	1,235	1,462	382	1985	5-40 yrs.
Airpark West 5	Piedmont Triad		243	971	(0)	319	243	1,290	1,532	488	1985	5-40 yrs.
Airpark West 6	Piedmont Triad		327	1,309	0	168	327	1,477	1,804	468	1985	5-40 yrs.
ALO	Piedmont Triad		177	—	(177)	—	—	—	—	—	1998	5-40 yrs.
Brigham Road – Land	Piedmont Triad		7,059	—	(3,720)	—	3,339	—	3,339	—	N/A	N/A
Chesapeake	Piedmont Triad		1,241	4,963	(0)	43	1,241	5,006	6,247	1,623	1993	5-40 yrs.
Chimney Rock A/B	Piedmont Triad		1,613	4,045	0	214	1,613	4,259	5,872	989	1981	5-40 yrs.
Chimney Rock C	Piedmont Triad		236	592	0	67	236	659	895	189	1983	5-40 yrs.
Chimney Rock D	Piedmont Triad		605	1,514	0	39	605	1,553	2,158	331	1983	5-40 yrs.
Chimney Rock E	Piedmont Triad		1,696	4,265	(0)	240	1,695	4,506	6,201	1,069	1985	5-40 yrs.
Chimney Rock F	Piedmont Triad		1,434	3,608	(0)	1	1,433	3,609	5,042	861	1987	5-40 yrs.
Chimney Rock G	Piedmont Triad		1,045	2,622	0	37	1,046	2,659	3,704	632	1987	5-40 yrs.
Consolidated Center/ Building I	Piedmont Triad		625	2,183	—	1,390	625	3,573	4,198	656	1983	5-40 yrs.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depr is Calculated On
Description	City	2007 Encumbrance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg Final	Total Assets	Accum Depr-Final	Date of Construction

Consolidated Center/ Building II	Piedmont Triad		625	4,435	—	589	625	5,024	5,649	1,263	1983	5-40 yrs.
Consolidated Center/ Building III	Piedmont Triad		680	3,572	—	226	680	3,798	4,478	943	1989	5-40 yrs.
Consolidated Center/ Building IV	Piedmont Triad		376	1,655	0	235	376	1,890	2,266	487	1989	5-40 yrs.
Deep River Corporate Center	Piedmont Triad		1,041	5,892	0	341	1,041	6,233	7,274	1,837	1989	5-40 yrs.
Enterprise Warehouse I	Piedmont Triad		453	—	360	2,967	813	2,967	3,779	531	2002	5-40 yrs.
Enterprise Warehouse II	Piedmont Triad		2,733		881	12,229	3,614	12,229	15,844	381	2006	5-40 yrs.
Forsyth Corporate Center	Piedmont Triad	(2)	328	1,867	0	928	329	2,796	3,125	829	1985	5-40 yrs.
Highwoods Park Building I	Piedmont Triad		1,476	—	0	8,706	1,476	8,706	10,183	1,714	2001	5-40 yrs.
Highwoods Square CVS	Piedmont Triad		1,416		537	—	1,953	—	1,953	—	2005	5-40 yrs.
Highwoods Square Land	Piedmont Triad		1,811	—	(1,811)	—	—	—	—	—	N/A	N/A
Highwoods Square Shops	Piedmont Triad		1,031		30	1,456	1,061	1,456	2,517	128	2005	5-40 yrs.
Jefferson Pilot Land	Piedmont Triad		11,759	—	(4,257)	—	7,502	—	7,502	—	N/A	N/A
Madison Park – Building 5620	Piedmont Triad		942	2,220	0	392	942	2,612	3,554	530	1983	5-40 yrs.
Madison Park – Building 5630	Piedmont Triad		1,488	3,507	0	(0)	1,488	3,507	4,995	837	1983	5-40 yrs.
Madison Park – Building 5635	Piedmont Triad		894	2,106	(0)	256	894	2,362	3,256	541	1986	5-40 yrs.
Madison Park – Building 5640	Piedmont Triad		1,831	6,531	0	7	1,831	6,539	8,370	1,572	1985	5-40 yrs.
Madison Park – Building 5650	Piedmont Triad		1,082	2,551	0	339	1,082	2,889	3,972	634	1984	5-40 yrs.
Madison Park – Building 5655	Piedmont Triad		1,947	7,123	(0)	293	1,947	7,417	9,364	1,814	1987	5-40 yrs.
Madison Park – Building 5660	Piedmont Triad		1,912	4,506	(0)	246	1,912	4,752	6,664	1,107	1984	5-40 yrs.
Madison Parking Deck	Piedmont Triad		5,755	8,822	0	496	5,755	9,318	15,073	2,193	1987	5-40 yrs.
Regency One-Piedmont Center	Piedmont Triad		515	—	383	2,468	898	2,468	3,365	621	1996	5-40 yrs.
Regency Two-Piedmont Center	Piedmont Triad		435	—	288	1,732	723	1,732	2,456	461	1996	5-40 yrs.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depr is Calculated On
Description	City	2007 Encumbrance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg Final	Total Assets	Accum Depr-Final	Date of Construction

Sears Cenfact	Piedmont Triad	(1)	834	3,459	(0)	148	834	3,607	4,441	1,147	1989	5-40 yrs.
The Knollwood -380 Retail	Piedmont Triad	(2)	—	1	—	180	—	181	181	82	1995	5-40 yrs.
The Knollwood-370	Piedmont Triad	(2)	1,826	7,495	0	728	1,826	8,223	10,050	2,867	1994	5-40 yrs.
The Knollwood-380	Piedmont Triad	(2)	2,989	12,028	0	2,766	2,989	14,795	17,783	4,543	1990	5-40 yrs.
US Airways	Piedmont Triad		1,451	11,375	(1)	1	1,450	11,376	12,826	2,880	1970-1987	5-40 yrs.
Westpoint Business Park Land	Piedmont Triad		868	—	(464)	—	404	—	404	—	N/A	N/A
Westpoint Business Park- Luwabahnson	Piedmont Triad		347	1,389	(0)	53	347	1,443	1,790	465	1990	5-40 yrs.
Enterprise Warehouse III	Piedmont Triad		814		(102)	3,882	712	3,882	4,595	22	2007	5-40 yrs.

Research Triangle, NC
3600 Glenwood Avenue	Research Triangle		—	10,994	—	60	—	11,054	11,054	2,970	1986	5-40 yrs.
3737 Glenwood Avenue	Research Triangle		—	—	318	16,643	318	16,643	16,961	4,866	1999	5-40 yrs.
4101 Research Commons	Research Triangle		1,348	8,346	220	(1,531)	1,568	6,815	8,383	1,496	1999	5-40 yrs.
4201 Research Commons	Research Triangle		1,204	11,858	0	(2,007)	1,204	9,851	11,055	3,729	1991	5-40 yrs.
4301 Research Commons	Research Triangle		900	8,237	(0)	34	900	8,271	9,170	2,643	1989	5-40 yrs.
4401 Research Commons	Research Triangle		1,249	9,387	(0)	2,773	1,249	12,160	13,409	4,711	1987	5-40 yrs.
4501 Research Commons	Research Triangle		785	5,856	0	2,438	785	8,294	9,079	2,446	1985	5-40 yrs.
4800 North Park	Research Triangle		2,678	17,630	0	7,043	2,678	24,673	27,352	6,679	1985	5-40 yrs.
4900 North Park	Research Triangle	771	770	1,983	0	561	770	2,544	3,315	913	1984	5-40 yrs.
5000 North Park	Research Triangle	(2)	1,010	4,612	(0)	2,049	1,010	6,661	7,670	2,496	1980	5-40 yrs.
801 Corporate Center	Research Triangle		828	—	272	10,452	1,100	10,452	11,552	1,816	2002	5-40 yrs.
Blue Ridge I	Research Triangle	(1)	722	4,606	(0)	1,289	722	5,895	6,617	2,025	1982	5-40 yrs.
Blue Ridge II	Research Triangle	(1)	462	1,410	0	401	462	1,811	2,274	923	1988	5-40 yrs.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depr is Calculated On
Description	City	2007 Encumbrance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg Final	Total Assets	Accum Depr-Final	Date of Construction

Cape Fear	Research Triangle		131	1,630	0	733	131	2,363	2,495	1,781	1979	5-40 yrs.
Catawba	Research Triangle		125	1,635	(0)	1,300	125	2,935	3,060	1,798	1980	5-40 yrs.
CentreGreen Five Land - Weston	Research Triangle		3,062	—	(3,062)	—	—	—	—	—	N/A	N/A
CentreGreen Four	Research Triangle	(4)	1,779	—	(394)	12,684	1,385	12,684	14,069	2,763	2002	5-40 yrs.
CentreGreen One - Weston	Research Triangle	(4)	1,529	—	(378)	9,152	1,151	9,152	10,302	2,523	2000	5-40 yrs.
CentreGreen Three Land - Weston	Research Triangle		1,876	—	(384)	—	1,492	—	1,492	—	N/A	N/A
CentreGreen Two - Weston	Research Triangle	(4)	1,653	—	(393)	10,006	1,260	10,006	11,266	2,273	2001	5-40 yrs.
Cottonwood	Research Triangle		609	3,244	(0)	1,237	609	4,481	5,090	1,351	1983	5-40 yrs.
Dogwood	Research Triangle		766	2,769	(0)	468	766	3,237	4,002	1,118	1983	5-40 yrs.
EPA	Research Triangle		2,601	—	(4)	1,661	2,597	1,661	4,259	345	2003	5-40 yrs.
GlenLake Land	Research Triangle		13,003	—	(3,266)	—	9,737	—	9,737	—	N/A	N/A
GlenLake Bldg I	Research Triangle	(4)	924	—	1,324	22,262	2,248	22,262	24,510	4,286	2002	5-40 yrs.
GlenLake Four	Research Triangle		1,659		493	21,908	2,152	21,908	24,061	1,011	2006	5-40 yrs.
Global Software	Research Triangle		465	—	(465)	(0)	—	(0)	(0)	—	1996	5-40 yrs.
Healthsource	Research Triangle		1,304	—	540	13,615	1,844	13,615	15,460	3,544	1996	5-40 yrs.
Highwoods Centre-Weston	Research Triangle	(1)	531	—	(267)	7,688	264	7,688	7,952	2,327	1998	5-40 yrs.
Highwoods Office Center North Land	Research Triangle		355	49	2	(0)	357	49	406	25	N/A	N/A
Highwoods Tower One	Research Triangle	(2)	203	16,744	0	2,145	203	18,889	19,092	7,748	1991	5-40 yrs.
Highwoods Tower Two	Research Triangle		365	—	503	21,844	868	21,844	22,712	4,867	2001	5-40 yrs.
Holiday Inn Reservations Center	Research Triangle		867	2,727	(0)	1,150	867	3,877	4,744	1,241	1984	5-40 yrs.
Inveresk Land Parcel 2	Research Triangle		657	—	197	—	854	—	854	—	N/A	N/A
Inveresk Land Parcel 3	Research Triangle		548	—	306	—	854	—	854	—	N/A	N/A

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depr is Calculated On
Description	City	2007 Encumbrance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg Final	Total Assets	Accum Depr-Final	Date of Construction

Laurel	Research Triangle		884	2,517	(884)	(2,517)	—	—	—	—	1982	5-40 yrs.
Magnolia	Research Triangle		133	3,576	(133)	(3,576)	—	0	0	—	1988	5-40 yrs.
Maplewood	Research Triangle	(1)	149	—	107	3,038	256	3,038	3,293	543	N/A	5-40 yrs.
Overlook	Research Triangle		398	—	293	9,690	691	9,690	10,381	2,451	1999	5-40 yrs.
Pamlico	Research Triangle		289	—	(0)	11,958	289	11,958	12,246	7,161	1980	5-40 yrs.
ParkWest One - Weston	Research Triangle		242	—	(0)	3,554	242	3,554	3,796	740	2001	5-40 yrs.
ParkWest Three - Land - Weston	Research Triangle		306	—	0	—	306	—	306	—	N/A	N/A
ParkWest Two - Weston	Research Triangle		356	—	0	4,321	356	4,321	4,678	887	2001	5-40 yrs.
Progress Center Renovation	Research Triangle		—	—	—	362	—	362	362	77	2003	5-40 yrs.
Raleigh Corp Center Lot D	Research Triangle		1,211	—	8	—	1,219	—	1,219	—	N/A	N/A
Red Oak	Research Triangle		389	—	(389)	0	—	0	0	—	1999	5-40 yrs.
Rexwoods Center I	Research Triangle		878	3,730	0	812	878	4,542	5,420	2,091	1990	5-40 yrs.
Rexwoods Center II	Research Triangle		362	1,818	(0)	613	362	2,431	2,793	829	1993	5-40 yrs.
Rexwoods Center III	Research Triangle		919	2,816	0	1,014	919	3,830	4,749	1,724	1992	5-40 yrs.
Rexwoods Center IV	Research Triangle		586	—	0	3,355	586	3,355	3,941	1,091	1995	5-40 yrs.
Rexwoods Center V	Research Triangle	(2)	1,301	—	184	4,971	1,485	4,971	6,457	1,241	1998	5-40 yrs.
Riverbirch	Research Triangle	(2)	469	4,038	(0)	1,146	469	5,184	5,653	2,668	1987	5-40 yrs.
Situs I	Research Triangle		692	4,646	178	(1,115)	870	3,531	4,401	995	1996	5-40 yrs.
Situs II	Research Triangle		718	6,254	181	(1,422)	899	4,832	5,731	1,165	1998	5-40 yrs.
Situs III	Research Triangle		440	4,078	119	(1,048)	559	3,030	3,588	477	2000	5-40 yrs.
Six Forks Center I	Research Triangle		666	2,665	(0)	1,157	666	3,822	4,487	1,254	1982	5-40 yrs.
Six Forks Center II	Research Triangle		1,086	4,533	(0)	1,434	1,086	5,967	7,053	1,840	1983	5-40 yrs.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depr is Calculated On
Description	City	2007 Encumbrance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg Final	Total Assets	Accum Depr-Final	Date of Construction

Six Forks Center III	Research Triangle	(2)	862	4,411	0	1,834	862	6,245	7,107	1,887	1987	5-40 yrs.
Smoketree Tower	Research Triangle		2,353	11,743	0	2,228	2,353	13,971	16,324	4,951	1984	5-40 yrs.
Sycamore	Research Triangle	(2)	255	—	217	4,769	472	4,769	5,241	1,346	1997	5-40 yrs.
W Building - One North Commerce Center	Research Triangle		1,172	6,865	(1,172)	(6,865)	—	0	0	—	1983	5-40 yrs.
Weston Land	Research Triangle		22,771	—	(7,169)	—	15,602	—	15,602	—	N/A	N/A
Willow Oak	Research Triangle	(2)	458	—	268	5,457	726	5,457	6,183	1,847	1995	5-40 yrs.
Other Property	Research Triangle		47	9,496	102	3,829	149	13,325	13,474	7,410	N/A	N/A

Richmond, VA
4900 Cox Road	Richmond		1,324	5,311	0	1,152	1,324	6,463	7,787	1,775	1991	5-40 yrs.
Colonade Building	Richmond	(4)	1,364	6,105	0	312	1,364	6,417	7,782	943	2003	5-40 yrs.
Dominion Place - Pitts Parcel	Richmond		1,101	—	113	—	1,214	—	1,214	—	N/A	N/A
Essex Plaza	Richmond	11,463	1,581	13,299	(0)	(497)	1,581	12,802	14,383	3,344	1999	5-40 yrs.
Grove Park I	Richmond		713	—	319	5,127	1,032	5,127	6,159	1,262	1997	5-40 yrs.
Hamilton Beach	Richmond		1,086	4,345	(0)	1,292	1,086	5,637	6,723	1,613	1986	5-40 yrs.
Highwoods Commons	Richmond		521	—	446	3,290	967	3,290	4,257	818	1999	5-40 yrs.
Highwoods Five	Richmond		783	—	(0)	6,225	783	6,225	7,007	1,894	1998	5-40 yrs.
Highwoods One	Richmond	(2)	1,688	—	(0)	10,069	1,688	10,069	11,757	2,947	1996	5-40 yrs.
Highwoods Plaza	Richmond		909	—	176	5,694	1,085	5,694	6,778	1,519	2000	5-40 yrs.
Highwoods Two	Richmond	(4)	786	—	213	6,100	999	6,100	7,099	1,761	1997	5-40 yrs.
Innsbrooke Centre	Richmond	5,428	1,300	6,958	—	274	1,300	7,232	8,532	809	1987	5-40 yrs.
Innslake Center	Richmond	(1)	845	—	195	6,738	1,040	6,738	7,778	1,912	2001	5-40 yrs.
Liberty Mutual	Richmond		1,205	4,825	(0)	568	1,205	5,393	6,598	1,570	1990	5-40 yrs.
Markel American	Richmond	9,040	1,300	13,259	(458)	(4,940)	842	8,319	9,161	885	1998	5-40 yrs.
Markel Plaza	Richmond	11,463	1,700	17,081	—	(5,480)	1,700	11,601	13,301	1,166	1989	5-40 yrs.
North Park	Richmond		2,163	8,659	(14)	1,637	2,149	10,296	12,446	2,910	1989	5-40 yrs.
North Shore Commons A	Richmond	(4)	951	—	(0)	11,567	951	11,567	12,518	2,592	2002	5-40 yrs.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depr is Calculated On
Description	City	2007 Encumbrance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg Final	Total Assets	Accum Depr-Final	Date of Construction

North Shore Commons B - Land	Richmond		2,067	—	(103)	10,014	1,964	10,014	11,977	38	N/A	N/A
North Shore Commons C - Land	Richmond		1,497	—	0	—	1,497	—	1,497	—	N/A	N/A
North Shore Commons D - Land	Richmond		1,261	—	0	—	1,261	—	1,261	—	N/A	N/A
One Shockoe Plaza	Richmond		—	—	356	15,053	356	15,053	15,408	4,669	1996	5-40 yrs.
Pavillion Land	Richmond		181	46	20	(46)	201	—	201	—	N/A	N/A
Rhodia Building	Richmond		1,600	8,864	—	3	1,600	8,867	10,467	639	1996	5-40 yrs.
Saxon Capital Building	Richmond	(4)	1,918		337	13,505	2,255	13,505	15,760	1,355	2005	N/A
Stony Point F Land	Richmond		1,841	—	(0)	—	1,841	—	1,841	—	N/A	N/A
Stony Point I	Richmond	(4)	1,384	11,630	59	1,332	1,443	12,962	14,406	3,579	1990	5-40 yrs.
Stony Point II	Richmond		1,240	—	0	11,395	1,240	11,395	12,635	2,607	1999	5-40 yrs.
Stony Point III	Richmond	(4)	995	—	(0)	9,657	995	9,657	10,652	2,160	2002	5-40 yrs.
Technology Park 1	Richmond		541	2,166	(0)	185	541	2,351	2,892	756	1991	5-40 yrs.
Technology Park 2	Richmond		264	1,058	0	103	264	1,161	1,426	341	1991	5-40 yrs.
Vantage Place A	Richmond	(4)	203	811	(1)	172	203	983	1,186	302	1987	5-40 yrs.
Vantage Place B	Richmond	(4)	233	931	(0)	170	233	1,101	1,334	360	1988	5-40 yrs.
Vantage Place C	Richmond	(4)	235	940	—	112	235	1,052	1,287	326	1987	5-40 yrs.
Vantage Place D	Richmond	(4)	218	873	0	167	218	1,040	1,258	331	1988	5-40 yrs.
Vantage Pointe	Richmond	(4)	1,089	4,500	(1)	836	1,089	5,336	6,424	1,545	1990	5-40 yrs.
Virginia Mutual	Richmond		1,301	6,036	(0)	627	1,301	6,663	7,963	1,432	1996	5-40 yrs.
Waterfront Plaza	Richmond		585	2,347	(0)	631	585	2,978	3,563	861	1988	5-40 yrs.
West Shore I	Richmond	(1)	332	1,431	(0)	207	332	1,638	1,970	452	1995	5-40 yrs.
West Shore II	Richmond	(1)	489	2,181	0	292	489	2,473	2,962	703	1995	5-40 yrs.
West Shore III	Richmond	(1)	961	—	141	3,893	1,102	3,893	4,995	979	1997	5-40 yrs.
Sadler & Cox Land	Richmond		1,535		0	—	1,535	—	1,535	—	N/A	N/A
Stony Point IV	Richmond		955		0	11,644	955	11,644	12,599	597	2006	5-40 yrs.

South Florida
The 1800 Eller Drive Building	South Florida		—	9,851	—	1,236	—	11,087	11,087	3,096	1983	5-40 yrs.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depr is Calculated On
Description	City	2007 Encumbrance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg Final	Total Assets	Accum Depr-Final	Date of Construction

Tampa, FL
380 Park Place	Tampa		1,502	—	239	6,520	1,742	6,520	8,261	1,162	N/A	N/A
Anchor Glass	Tampa		1,281	11,318	—	1,339	1,281	12,657	13,938	3,103	1988	5-40 yrs.
Bayshore	Tampa		2,276	11,817	—	671	2,276	12,488	14,764	3,195	1990	5-40 yrs.
Cypress Center IV - Land	Tampa		3,087	301	(1,230)	(301)	1,857	0	1,857	—	N/A	N/A
FBI Field Office	Tampa		4,054		415	27,037	4,469	27,037	31,505	1,884	2005	5-40 yrs.
Feathersound Corporate Center II	Tampa	1,954	802	7,463	(0)	1,151	802	8,614	9,416	2,322	1986	5-40 yrs.
Harborview Plaza	Tampa	22,709	3,537	29,944	969	(383)	4,506	29,561	34,067	6,470	2001	5-40 yrs.
Highwoods Preserve I	Tampa		991	—	0	25,849	991	25,849	26,841	7,326	1999	5-40 yrs.
Highwoods Preserve Land	Tampa		1,485	—	200	—	1,685	—	1,685	—	N/A	N/A
Highwoods Preserve V	Tampa		881	—	0	27,326	881	27,326	28,208	5,015	2001	5-40 yrs.
HIW Bay Center II	Tampa		3,482		(0)	(106)	3,482	(106)	3,376	—	N/A	N/A
Horizon	Tampa		—	6,257	—	2,328	—	8,584	8,584	2,432	1980	5-40 yrs.
LakePointe I	Tampa		2,106	89	(0)	33,764	2,106	33,853	35,959	8,711	1986	5-40 yrs.
LakePointe II	Tampa		2,000	15,848	672	10,422	2,672	26,270	28,942	7,473	1999	5-40 yrs.
Lakeside	Tampa		—	7,369	—	1,536	—	8,905	8,905	2,108	1978	5-40 yrs.
Lakeside/Parkside Garage	Tampa		—	—	—	3,207	—	3,207	3,207	253	2004	5-40 yrs.
One Harbour Place	Tampa		2,016	25,252	(0)	4,310	2,016	29,562	31,577	6,019	1985	5-40 yrs.
Parkside	Tampa		—	9,407	—	3,323	—	12,730	12,730	3,464	1979	5-40 yrs.
Pavilion	Tampa		—	16,394	—	2,316	—	18,710	18,710	5,807	1982	5-40 yrs.
Pavilion Parking Garage	Tampa		—	—	—	5,600	—	5,600	5,600	1,148	1999	5-40 yrs.
Spectrum	Tampa		1,454	14,502	0	3,065	1,454	17,567	19,021	5,705	1984	5-40 yrs.
Tower Place	Tampa		3,218	19,898	—	2,061	3,218	21,959	25,177	6,506	1988	5-40 yrs.
Westshore Square	Tampa		1,126	5,186	0	325	1,126	5,511	6,637	1,467	1976	5-40 yrs.
HIW Bay Center I	Tampa		3,565		(0)	33,091	3,565	33,091	36,656	132	2007	5-40 yrs.
HIW Preserve VII	Tampa		790		15	12,411	805	12,411	13,216	217	2007	5-40 yrs.
Avion Park Land	Tampa		5,237		0	—	5,237	—	5,237	—	N/A	N/A
HIW Preserve VII Garage	Tampa		—		—	6,789	—	6,789	6,789	155	2007	5-40 yrs.
			533,956	1,481,950	(60,321)	1,225,076	473,635	2,707,026	3,180,661	649,765

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

(1)	These assets are pledged as collateral for a $135,593,000 first mortgage loan.
(2)	These assets are pledged as collateral for a $121,729,000 first mortgage loan.
(3)	These assets are pledged as collateral for a $190,000,000 first mortgage loan.
(4)	These assets are pledged as collateral for a $131,663,000 first mortgage loan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on March 12, 2008.

HIGHWOODS REALTY LIMITED PARTNERSHIP
By:	Highwoods Properties, Inc., as sole general partner
By:	/s/ EDWARD J. FRITSCH
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors of the General Partner	March 12, 2008
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer, and Director of the General Partner	March 12, 2008
Edward J. Fritsch

/s/ Gene H. Anderson	Senior Vice President and Director of the General Partner	March 12, 2008
Gene H. Anderson

/s/ Thomas W. Adler	Director of the General Partner	March 12, 2008
Thomas W. Adler

/s/ Kay N. Callison	Director of the General Partner	March 12, 2008
Kay N. Callison

/s/ Lawrence S. Kaplan	Director of the General Partner	March 12, 2008
Lawrence S. Kaplan

/s/ Sherry A. Kellett	Director of the General Partner	March 12, 2008
Sherry A. Kellett

/s/ L. Glenn Orr, Jr.	Director of the General Partner	March 12, 2008
L. Glenn Orr, Jr.

/s/ Terry L. Stevens	Senior Vice President and Chief Financial Officer of the General Partner	March 12, 2008
Terry L. Stevens

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	March 12, 2008
Daniel L. Clemmens