Form 10-Q
period 2008-03-31
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2008-05-14
CIK 941713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

______________

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of ‘accelerated filer,’ ‘large accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2008

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

The aforementioned financial statements should be read in conjunction with the notes to Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included herein and in our 2007 Annual Report on Form 10-K.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except unit and per unit amounts)

	March 31, 2008	December 31, 2007
Assets:
Real estate assets, at cost:
Land	$360,836	$356,199
Buildings and tenant improvements	2,743,659	2,701,004
Development in process	107,129	101,661
Land held for development	96,839	103,365
	3,308,463	3,262,229
Less-accumulated depreciation	(664,944)	(647,685)
Net real estate assets	2,643,519	2,614,544
Real estate and other assets, net, held for sale	18,299	18,309
Cash and cash equivalents	6,326	3,144
Restricted cash	13,862	15,896
Accounts receivable, net of allowance of $1,038 and $935, respectively	20,782	23,521
Notes receivable, net of allowance of $157 and $68, respectively	3,036	5,226
Accrued straight-line rents receivable, net of allowance of $667 and $440, respectively	76,715	74,313
Investment in unconsolidated affiliates	56,888	56,891
Deferred financing and leasing costs, net of accumulated amortization	72,693	72,007
Prepaid expenses and other assets	44,219	41,953
Total Assets	$2,956,339	$2,925,804
Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital:
Mortgages and notes payable	$1,703,238	$1,641,987
Accounts payable, accrued expenses and other liabilities	142,137	157,726
Financing obligations	35,296	35,071
Total Liabilities	1,880,671	1,834,784
Commitments and Contingencies (see Note 12)
Minority interest	6,744	6,804
Redeemable Operating Partnership Units:
Common Units, 3,950,390 and 4,057,003 units issued and outstanding at March 31, 2008 and December 31, 2007, respectively	122,739	119,195
Series A Preferred Units (liquidation preference $1,000 per unit), 82,937 units issued and outstanding at March 31, 2008 and December 31, 2007	82,937	82,937
Series B Preferred Units (liquidation preference $25 per unit), 2,100,000 units issued and outstanding at March 31, 2008 and December 31, 2007, respectively	52,500	52,500
Total Redeemable Operating Partnership Units	258,176	254,632
Partners’ Capital:
Common Units:
General partner Common Units, 608,509 and 608,154 units issued and outstanding at March 31, 2008 and December 31, 2007, respectively	8,126	8,305
Limited partner Common Units, 56,292,029 and 56,150,230 units issued and outstanding at March 31, 2008 and December 31, 2007, respectively	804,450	822,217
Accumulated other comprehensive loss	(1,828)	(938)
Total Partners’ Capital	810,748	829,584
Total Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital	$2,956,339	$2,925,804

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2008	2007
Rental and other revenues	$114,780	$106,108

Operating expenses:
Rental property and other expenses	38,978	37,732
Depreciation and amortization	31,041	28,965
General and administrative	9,858	10,951
Total operating expenses	79,877	77,648
Interest expenses:
Contractual	23,463	22,631
Amortization of deferred financing costs	638	566
Financing obligations	740	992
	24,841	24,189
Other income:
Interest and other income	803	1,370
	803	1,370
Income before disposition of property, insurance gain, minority interest and
equity in earnings of unconsolidated affiliates	10,865	5,641
Gains on disposition of property, net	—	16,743
Gain from property insurance settlement	—	4,128
Minority interest	(198)	(180)
Equity in earnings of unconsolidated affiliates	1,973	9,660
Income from continuing operations	12,640	35,992
Discontinued operations:
Income from discontinued operations	157	794
Gains on sales of discontinued operations	3,726	19,743
	3,883	20,537
Net income	16,523	56,529
Distributions on preferred units	(2,838)	(4,113)
Net income available for common unitholders	$13,685	$52,416

Net income per common unit - basic:
Income from continuing operations	$0.16	$0.53
Income from discontinued operations	0.07	0.34
Net income	$0.23	$0.87
Weighted average common units outstanding - basic	60,287	60,173

Net income per common unit - diluted:
Income from continuing operations	$0.16	$0.52
Income from discontinued operations	0.07	0.33
Net income	$0.23	$0.85
Weighted average common units outstanding - diluted	60,641	61,491
Distributions declared per common unit	$0.425	$0.425

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

For the Three Months Ended March 31, 2008

(Unaudited and in thousands, except unit amounts)

	Common Unit
	General Partners’ Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance at December 31, 2007	$8,305	$822,217	$(938)	$829,584
Issuance of Common Units, net	(6)	(680)	—	(686)
Redemption of Common Units	(33)	(3,260)	—	(3,293)
Distributions paid on Common Units	(258)	(25,550)	—	(25,808)
Distributions paid on Preferred Units	(28)	(2,810)	—	(2,838)
Amortization of restricted stock and stock options	22	2,205	—	2,227
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(41)	(4,030)	—	(4,071)
Comprehensive income:
Net income	165	16,358	—	16,523
Other comprehensive income/(loss)	—	—	(890)	(890)
Total comprehensive income				15,633
Balance at March 31, 2008	$8,126	$804,450	$(1,828)	$810,748

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$16,523	$56,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,358	26,135
Amortization of lease commissions	3,751	3,607
Amortization of lease incentives	222	222
Amortization of restricted stock and stock options	2,227	1,132
Amortization of deferred financing costs	638	566
Amortization of accumulated other comprehensive loss	80	142
Net gains on disposition of property	(3,726)	(36,486)
Gain from property insurance settlement	—	(4,128)
Minority interest	198	180
Equity in earnings of unconsolidated affiliates	(1,973)	(9,660)
Change in financing obligations	225	(1)
Distributions of earnings from unconsolidated affiliates	1,894	1,898
Changes in operating assets and liabilities:
Accounts receivable	2,739	(1,057)
Prepaid expenses and other assets	(3,272)	270
Accrued straight-line rents receivable	(2,403)	(1,572)
Accounts payable, accrued expenses and other liabilities	(23,587)	(11,933)
Net cash provided by operating activities	20,894	25,844
Investing activities:
Additions to real estate assets and deferred leasing costs	(55,532)	(66,275)
Proceeds from disposition of real estate assets	6,072	65,028
Proceeds from property insurance settlement	—	4,940
Distributions of capital from unconsolidated affiliates	804	6,326
Net repayments in notes receivable	2,190	576
Contributions to unconsolidated affiliates	(841)	—
Changes in restricted cash and other investing activities	2,387	(15,582)
Net cash used in investing activities	(44,920)	(4,987)
Financing activities:
Distributions paid on Common Units	(25,808)	(25,592)
Distributions paid on Preferred Units	(2,838)	(4,113)
Distributions to minority partner in consolidated affiliate	(258)	(928)
Net proceeds from the sale of Common Units	(686)	988
Repurchase of Common Units	(3,293)	(27,402)
Borrowings on revolving credit facility	203,200	106,125
Repayments of revolving credit facility	(184,100)	(409,900)
Borrowings on mortgages and notes payable	144,579	406,926
Repayments of mortgages and notes payable	(102,459)	(80,067)
Contributions from minority interest partner	—	1,045
Additions to deferred financing costs and other financing activities	(1,129)	(2,960)
Net cash provided by/(used in) financing activities	27,208	(35,878)
Net increase/(decrease) in cash and cash equivalents	3,182	(15,021)
Cash and cash equivalents at beginning of the period	3,144	15,838
Cash and cash equivalents at end of the period	$6,326	$817

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2008	2007
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $200 and $663 for 2008 and 2007, respectively)	$29,977	$22,589

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net asset acquisitions and dispositions subject to mortgage notes payable and other non-cash transactions. There were no non-cash investing and financing activities during the three months ended March 31, 2007.

	Three Months Ended March 31,
	2008	2007
Assets:
Prepaid expenses and other assets	$(561)	—
	$(561)	$—

Liabilities:
Accounts payable, accrued expenses and other liabilities	$409	—
	$409	$—

Minority Interest and Partners’ Capital	$(970)	$—

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Highwoods Realty Limited Partnership (the "Operating Partnership") is managed by its sole general partner, Highwoods Properties, Inc., together with its consolidated subsidiaries (the "Company"), a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") that operates in the southeastern and midwestern United States. The Company conducts virtually all of its activities through the Operating Partnership. The partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of, all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership. At March 31, 2008, the Company and/or the Operating Partnership wholly owned: 314 in-service office, industrial and retail properties; 96 rental residential units; 616 acres of undeveloped land suitable for future development, of which 475 acres are considered core holdings; and an additional 12 properties under development.

At March 31, 2008, the Company owned all of the preferred partnership interests (“Preferred Units”) and 93.5% of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the three months ended March 31, 2008, the Company redeemed 106,613 Common Units for $3.3 million in cash, which increased the percentage of Common Units owned by the Company from 93.3% at December 31, 2007 to 93.5% at March 31, 2008. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s Preferred Stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Basis of Presentation

Our Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As more fully described in Notes 4 and 10, as required by Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Consolidated Balance Sheet at December 31, 2007 was revised from previously reported amounts to reflect in real estate and other assets held for sale those properties held for sale at March 31, 2008. The Consolidated Statement of Income for the three months ended March 31, 2007 was also revised from previously reported amounts to reflect in discontinued operations the operations of any property sold or held for sale in the first three months of 2008.

The Consolidated Financial Statements include wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the minority interest holders. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” we consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership or in our capacity as general partner or managing member. In addition, we consolidate those entities, if any, where we are deemed to be the primary beneficiary in a variable interest entity (as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46(R)”)). All significant intercompany transactions and accounts have been eliminated.

The accompanying unaudited financial information, in the opinion of management, contains all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with our 2007 Annual Report on Form 10-K.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is generally permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. To maintain qualification as a REIT, the Company is required to distribute to its stockholders at least 90.0% of its annual REIT taxable income, excluding capital gains. The partnership agreement requires the Operating Partnership to pay economically equivalent distributions on outstanding Common Units at the same time that the Company pays dividends on its outstanding Common Stock. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. The Operating Partnership conducts certain business activities through a taxable REIT subsidiary, as permitted under the Code. The taxable REIT subsidiary is subject to federal and state income taxes on its net taxable income. We record provisions for income taxes, to the extent required under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), based on its income recognized for financial statement purposes, including the effects of temporary differences between such income and the amount recognized for tax purposes. Additionally, beginning January 1, 2007, we began to recognize and measure the effects of uncertain tax positions under FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109.” See Note 13 for discussion of the effect of FIN 48 on our accounting for income taxes.

Minority Interest

Minority interest in the accompanying Consolidated Financial Statements relates to the 50.0% interest in a consolidated affiliate, Highwoods-Markel Associates, LLC (“Markel”), the equity interest owned by a third party in a consolidated venture formed during 2006 with Real Estate Exchange Services (“REES”), and the 7% equity interest owned by a third party in Plaza Residential LLC, a consolidated joint venture formed in February 2007 related to a residential condominium project, as described below.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In the first quarter of 2007, our taxable REIT subsidiary formed Plaza Residential, LLC with Dominion Partners, LLC (“Dominion”). Plaza Residential was formed to develop and sell 139 residential condominiums to be constructed above an office tower being developed by us in Raleigh, NC. Dominion has a 7% equity interest in the joint venture, will perform development services for the joint venture for a market development fee and guarantees 40.0% of the construction financing. Dominion will also receive 35.0% of the net profits from the joint venture once the partners have received distributions equal to their equity plus a 12.0% return on their equity. We are consolidating this majority owned joint venture and intercompany transactions have been eliminated in the Consolidated Financial Statements. At March 31, 2008, binding sale contracts had been executed for all of the residential condominiums. $4.1 million of deposits related to these contracts (non-refundable unless we default in our obligation to deliver the units) had been received and are reflected in restricted cash with a corresponding amount in other liabilities. We will account for the sale of the residential condominiums in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”) and will record the sales when the related closings take place.

Following is minority interest as reflected in our Consolidated Balance Sheets:

	March 31, 2008	December 31, 2007
Minority interest in Markel	$3,386	$3,446
Minority interest in REES	2,561	2,561
Minority interest in Plaza Residential	797	797
Total minority interest	$6,744	$6,804

Impact of Newly Adopted and Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 became effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. We adopted SFAS No. 157 in the first quarter of 2008 (See Note 9).

In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 provided additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method. We adopted EITF No. 06-8 in the first quarter of 2008 and such adoption did not have an effect on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits all entities to choose to measure eligible items at fair value at specified election dates. We adopted SFAS No. 159 on January 1, 2008 and such adoption did not have an effect on our financial condition or results of operations.

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

In December 2007, the FASB ratified EITF Issue No. 07-6 “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause” (“EITF No. 07-6”), which addresses whether a buy-sell clause represents a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS No. 66. We adopted EITF No. 07-6 in the first quarter of 2008 and such adoption did not have an effect on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 becomes effective for us on January 1, 2009. We are currently evaluating the impact SFAS No. 161 will have on our financial condition and results of operations.

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES

We have retained equity interests ranging from 22.81% to 50.0% in various joint ventures with unrelated investors. We account for our unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which we use the equity method of accounting are not included on our Consolidated Balance Sheet.

During the third quarter of 2006, three of our joint ventures made distributions aggregating $17.0 million as a result of a refinancing of debt related to various properties held by the joint ventures. We received 50.0% of such distributions. As a result of these distributions, our investment account in these joint ventures became negative. The new debt is non-recourse; however, we and our partner have guaranteed other debt and have contractual obligations to support the joint ventures, which are included in the Guarantees and Other Obligations table in Note 12. Therefore, in accordance with SOP 78-9, “Accounting for Investments in Real Estate Ventures,” we recorded the distributions as a reduction of the investment account and included the resulting negative investment balances of $10.9 million in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheet at March 31, 2008.

Four of our joint ventures are consolidated. SF-HIW Harborview Plaza, LP is accounted for as a financing arrangement pursuant to SFAS No. 66, as described in Note 3 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K. Markel, REES and Plaza Residential, which are discussed in Note 1, are each consolidated.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

Investments in unconsolidated affiliates as of March 31, 2008 and combined summarized income statements for our unconsolidated joint ventures for the three months ended March 31, 2008 and 2007 were as follows:

Joint Venture	Location of Properties	Ownership Interest
Board of Trade Investment Company	Kansas City, MO	49.00%
Kessinger/Hunter, LLC	Kansas City, MO	26.50%
Plaza Colonnade, LLC	Kansas City, MO	50.00%
Dallas County Partners I, LP	Des Moines, IA	50.00%
Dallas County Partners II, LP	Des Moines, IA	50.00%
Dallas County Partners III, LP	Des Moines, IA	50.00%
Fountain Three	Des Moines, IA	50.00%
RRHWoods, LLC	Des Moines, IA	50.00%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	22.81%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	42.93%
Highwoods KC Glenridge Office, LP	Atlanta, GA	40.00%
Highwoods KC Glenridge Land, LP	Atlanta, GA	40.00%
HIW-KC Orlando, LLC	Orlando, FL	40.00%
Concourse Center Associates, LLC	Greensboro, NC	50.00%
Highwoods DLF Forum, LLC	Raleigh, NC	25.00%

	Three Months Ended March 31,
	2008	2007
Income Statements:
Revenues	$37,284	$34,971
Expenses:
Operating expenses	17,841	13,276
Depreciation and amortization	7,063	6,636
Interest expense and loan cost amortization	8,254	8,384
Total expenses	33,158	28,296
Income before disposition of property	4,126	6,675
Gains on disposition of property	—	20,621
Net income	$4,126	$27,296
Our share of:
Net income (1)	$1,973	$9,660
Depreciation and amortization (real estate related)	$2,893	$2,767
Interest expense and loan cost amortization	$3,500	$3,630
Gains on disposition of property	$—	$7,158

______________

(1)	Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other related adjustments.

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

In March 2008, we and an affiliate of DLF formed a new joint venture, Highwoods DLF Forum, LLC, in which we have a 25.00% ownership interest. Upon formation of this joint venture, we contributed $0.8 million of cash. On April 3, 2008, Highwoods DLF Forum, LLC, acquired The Forum, which is a 635,000 square foot office park in Raleigh, North Carolina, for approximately $113 million. We contributed an additional $11.5 million to Highwoods DLF Forum, LLC and, simultaneously with the acquisition of The Forum, the joint venture obtained a $67.5 million secured loan. We are the property manager and leasing agent for the office park and receive customary management fees and leasing commissions. We will account for this unconsolidated joint venture using the equity method of accounting.

For additional information regarding our other investments in unconsolidated and other affiliates, see Note 2 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.

3.	FINANCING ARRANGEMENTS

For information regarding sale transactions that have been accounted for as financing arrangements under paragraphs 25 through 29 of SFAS No. 66, see Notes 5 and 9 herein and Note 3 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.	INVESTMENT ACTIVITIES AND IMPAIRMENT OF LONG-LIVED ASSETS

Dispositions

Gains from dispositions not classified as discontinued operations consisted of the following:

	Three Months Ended March 31,
	2008	2007
Gains on disposition of land	$—	$15,835
Gains on disposition of depreciable properties	—	908
Total	$—	$16,743

Net gains on sales of discontinued operations consisted of the following:

	Three Months Ended March 31,
	2008	2007
Gains on disposition of depreciable properties	$3,726	$19,743
Total	$3,726	$19,743

See Note 10 for information on discontinued operations.

The above gains on land and depreciable properties include deferred gain recognition from prior sales.

Development

We currently have under development 12 office, industrial and retail properties aggregating 2.1 million square feet and 139 for-sale residential units. The aggregate cost of these properties is currently expected to total approximately $343 million when fully leased and completed, of which $215 million was incurred as of March 31, 2008. The weighted average pre-leasing of such development projects was 68% at March 31, 2008. Six of these properties aggregating 1.2 million square feet and $127 million total investment have been completed and transferred to completed real estate assets at various times prior to March 31, 2008, but had not yet reached projected 95% stabilized occupancy. The remaining development properties are still under construction and are included in Development in Process in the Consolidated Balance Sheet.

In addition to the development projects discussed above, during the three months ended March 31, 2008, four properties were completed and placed in service. The weighted average pre-leasing of these properties was 88% and the total investment aggregated approximately $51.7 million at March 31, 2008.

Impairments of Long-Lived Assets

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the three months ended March 31, 2008 and 2007, there were no properties held for sale which had a carrying value that was greater than fair value less cost to sell; therefore, no impairment loss was recognized in the Consolidated Statements of Income for the three months ended March 31, 2008 and 2007.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.	INVESTMENT ACTIVITIES AND IMPAIRMENT OF LONG-LIVED ASSETS - Continued

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. In each of the three months ended March 31, 2008 and 2007, no indicators of impairment existed for assets held for use. Therefore, no impairment losses were recorded in the three months ended March 31, 2008 and 2007.

5.	MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

Our consolidated mortgages and notes payable consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Secured mortgage loans	$669,931	$665,311
Unsecured loans	1,033,307	976,676
Total	$1,703,238	$1,641,987

As of March 31, 2008, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of approximately $1.1 billion.

Our $450 million unsecured revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, we have an option to extend the maturity date by one additional year. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The revolving credit facility had $201 million of availability at March 31, 2008.

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

On June 5, 2007, two three-year secured construction loans totaling $24.7 million with interest at 175 basis points over LIBOR were obtained by REES, a consolidated joint venture (see Note 1). Subsequently, on July 17, 2007, REES obtained an additional $13.7 million, three-year secured construction loan with interest at 165 basis points over LIBOR. In October 2007, REES paid off one of the original secured construction loans, which had accounted for $4.4 million of the original $24.7 million. At March 31, 2008, $24.4 million was outstanding under these two remaining loans.

On December 20, 2007, we closed a $70 million secured revolving construction facility. The loan matures on December 20, 2010. The interest rate is based on LIBOR plus 85 basis points. At March 31, 2008, there were no amounts outstanding on this revolving facility.

In December 2007, Plaza Residential, LLC, a consolidated joint venture (see Note 1), obtained a two-year, $34.1 million secured construction loan with interest at 140 basis points over LIBOR. At March 31, 2008, there was $2.5 million outstanding on this loan.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.	MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

Our revolving credit facility, our term loan and the indenture that governs our outstanding notes requires us to comply with customary operating covenants and various financial and operating ratios. We and the Company are each currently in compliance with all such requirements.

Financing Obligations

Our financing obligations consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
SF-HIW Harborview, LP financing obligation (1)	$16,781	$16,566
Tax increment financing obligation (2)	17,395	17,395
Capitalized ground lease obligation (3)	1,120	1,110
Total	$35,296	$35,071

______________

(1)	See Note 3 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K for further discussion of this financing obligation. See Note 9 for Fair Value Measurement disclosure.
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

On December 3, 2007, we acquired for $20.9 million the remaining outstanding bonds, at par value, that were issued by a municipal authority in connection with this tax increment financing. These available for sale securities are carried at estimated fair value with unrealized gains or losses reported in other comprehensive income, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” See Note 9 for Fair Value Measurement disclosure.

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

Compensation Programs

During the three months ended March 31, 2008, the Company granted under its Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”) 0.3 million stock options at an exercise price equal to the closing market price of a share of the Company’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant date fair value per share of $3.18. The Company also granted 0.09 million shares of time-based restricted stock and 0.07 million shares of performance-based and total return-based restricted stock with a weighted-average grant date fair value per share of $30.09 and $30.18, respectively. Shares of total return-based restricted stock issued in 2008 will generally vest only to the extent the Company’s absolute total return for the three-year period ended December 31, 2010 is at least 22% or if the Company’s total return exceeds 100% of the peer group index. See Note 6 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K for additional information regarding the Company’s equity incentive and other compensation plans.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.	EMPLOYEE BENEFIT PLANS - Continued

During the three months ended March 31, 2008 and 2007, we recognized approximately $2.2 million and $1.2 million, respectively, of stock-based compensation expense. As of March 31, 2008, there was $13.9 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.5 years.

7.	DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS HELD FOR SALE

Accumulated Other Comprehensive Loss (“AOCL”) at March 31, 2008 was $1.8 million and consisted of deferred gains and losses from past cash flow hedging instruments, deferred losses on current cash flow hedges and the mark to market adjustment for bonds that are classified as held for sale.

The amount of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt aggregated $0.8 million (see Note 8). We expect that the portion of the cumulative loss recorded in AOCL at March 31, 2008 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.03 million.

In January 2008, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50 million of borrowings outstanding under our revolving credit facility and other floating rate debt. These swaps fix the underlying LIBOR rate under which interest on such borrowings is based at 3.26% for $30 million of borrowings and 3.24% for $20 million of borrowings. These swaps were designated as hedges under SFAS No. 133. Accordingly, the swaps are being accounted for as cash flow hedges. We expect that the portion of the cumulative loss recorded in AOCL at March 31, 2008 associated with these derivative instruments, which will be recognized within the next 12 months, will be $0.4 million. See Note 9 for Fair Value Measurement disclosure.

We currently have an investment in bonds that were issued by a municipal authority in connection with tax increment financing (see Note 5). These bonds are currently being held for sale and thus are being recorded at fair value with the offset recorded in AOCL. The amount of unrealized loss at March 31, 2008 was $0.6 million. See Note 9 for Fair Value Measurement disclosure.

8.	OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging and other activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Three Months Ended March 31,
	2008	2007
Net income	$16,523	$56,529
Other comprehensive income:
Unrealized loss on available for sale securities	(561)	—
Loss on cash-flow hedge	(409)	—
Amortization of hedging gains and losses included in other comprehensive income	80	142
Total other comprehensive (loss)/income	(890)	142
Total comprehensive income	$15,633	$56,671

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.	FAIR VALUE MEASUREMENTS

As stated in Note 1, on January 1, 2008, we adopted SFAS No. 157 for our financial assets and liabilities. Our adoption of SFAS No. 157 did not impact our financial position, results of operations or liquidity. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), we elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or liquidity.

SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosure regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that we use to measure fair value, as well as the assets and liabilities that we value using those levels of inputs.

Level 1. Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets are comprised of investments in marketable securities which we use to pay benefits under our deferred compensation plan. Our Level 1 liabilities are our obligations to pay certain deferred compensation plan benefits whereby participants have designated investment options (primarily mutual funds) to serve as the basis for measurement of the notional value of their accounts.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Our Level 2 assets are bonds that are not routinely traded whose fair value is determined using an estimate of projected redemption value predicated upon quoted bid/ask prices for similar unrated bonds. Our Level 2 liabilities are interest rate swaps whose fair value is determined using a price model predicated upon observable market inputs.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our Level 3 liabilities consist of the right of our joint venture partner in SF-HIW Harborview Plaza, LP to put its 80% equity interest in SF-HIW Harborview Plaza, LP to us in exchange for cash at any time during the one-year period commencing September 11, 2014. Because of the put option, this transaction is accounted for as a financing transaction. Accordingly, the assets and liabilities and operations related to the Harborview Plaza, the property owned by SF-HIW Harborview Plaza, LP, including any new financing by the partnership, remain in our Consolidated Financial Statements. As a result, we have established a financing obligation equal to the net equity contributed by the other partner. At the end of each annual reporting period, the balance of the financing obligation is adjusted to equal the greater of the original financing obligation or the current fair value of the put option. Due to the lack of observable market quotes for the put option, we utilize a valuation model predicated upon capitalization rates and discounted cash flows, which take into account estimates such as future lease rollovers, lease up activity and future expenditures, to calculate the estimated fair value of the put option. The estimated fair value of the put option was $15.9 million and $15.6 million at March 31, 2008 and December 31, 2007, respectively. This amount is adjusted by a related valuation allowance account, which is being amortized prospectively through September 2014 as interest expense on financing obligation. The amount of the valuation allowance account was $0.9 million and $1.0 million at March 31, 2008 and December 31, 2007, respectively. The amount amortized into interest expense from the valuation allowance was $0.03 million during the three months ended March 31, 2008. For more information regarding this joint venture, see Note 3 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.	FAIR VALUE MEASUREMENTS - Continued

The following table sets forth the financial assets and liabilities as of March 31, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements Using
		Level 1	Level 2	Level 3
	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets
Marketable securities (1)	$7,225	$7,225	$—	$—
Taxable bonds	20,354	—	20,354	—
Total Assets	$27,579	$7,225	$20,354	$—

Liabilities
Interest rate swaps	$917	$—	$917	$—
Deferred compensation	7,225	7,225	—	—
Harborview financing obligation	15,869	—	—	15,869
Harborview valuation allowance	912	—	—	912
Total Liabilities	$24,923	$7,225	$917	$16,781

______________

(1)	The marketable securities are held through the Company’s officer deferred compensation plans.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10.	DISCONTINUED OPERATIONS

As part of our business strategy, we from time to time selectively dispose of non-core properties in order to use the net proceeds for investments, for repayment of debt and/or retirement of Preferred Stock, or other purposes. The table below sets forth the net operating results of those assets classified as discontinued operations in our Consolidated Financial Statements. These assets classified as discontinued operations comprise 1.3 million square feet of office and industrial properties and 13 rental residential units sold during 2007 and the three months ended March 31, 2008 and 0.1 million square feet of office properties held for sale at March 31, 2008. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from our ongoing operations to discontinued operations, and we will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended March 31,
	2008	2007
Rental and other revenues	$506	$2,858
Operating expenses:
Rental property and other expenses	282	1,298
Depreciation and amortization	68	777
Total operating expenses	350	2,075
Other income	1	11
Income from discontinued operations	157	794
Gains on sales of discontinued operations	3,726	19,743
Total discontinued operations	$3,883	$20,537

The net book value of properties classified as discontinued operations that were sold during 2007 and the three months ended March 31, 2008 and held for sale at March 31, 2008 aggregated $84.5 million.

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Land	$1,642	$1,642
Land held for development	10,404	10,404
Buildings and tenant improvements	8,003	7,985
Accumulated depreciation	(2,132)	(2,080)
Net real estate assets	17,917	17,951
Deferred leasing costs, net	178	181
Accrued straight line rents receivable	109	114
Prepaid expenses and other	95	63
Total assets	$18,299	$18,309
Tenant security deposits, deferred rents and accrued costs (1)	$405	$309

______________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.	EARNINGS PER UNIT

The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended March 31,
	2008	2007
Basic income per unit:
Numerator:
Income from continuing operations	$12,640	$35,992
Preferred Unit distributions	(2,838)	(4,113)
Income from continuing operations available for common unitholders	9,802	31,879
Income from discontinued operations	3,883	20,537
Net income available for common unitholders	$13,685	$52,416
Denominator:
Denominator for basic earnings per unit – weighted average units (1)	60,287	60,173
Basic earnings per unit:
Income from continuing operations	$0.16	$0.53
Income from discontinued operations	0.07	0.34
Net income	$0.23	$0.87
Diluted income per unit:
Numerator:
Income from continuing operations	$12,640	$35,992
Preferred Unit distributions	(2,838)	(4,113)
Income from continuing operations available for common unitholders	9,802	31,879
Income from discontinued operations	3,883	20,537
Net income available for common unitholders	$13,685	$52,416
Denominator:
Denominator for basic earnings per unit – adjusted weighted average units (1)	60,287	60,173
Add:
Employee and director stock options and warrants	232	1,060
Unvested restricted stock	122	258
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversions	60,641 (2)	61,491
Diluted earnings per unit:
Income from continuing operations	$0.16	$0.52
Income from discontinued operations	0.07	0.33
Net income	$0.23	$0.85

______________

(1)	Weighted average units exclude shares of unvested restricted stock pursuant to SFAS No. 128, “Earnings per Share.”
(2)

Options and warrants aggregating approximately 0.4 million units were outstanding during the three months ended March 31, 2008, but were not included in the computation of diluted earnings per unit because the exercise prices of the options and warrants were higher than the average market price of Common Units during these periods.

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

Land Leases

Certain properties in our wholly owned portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index (CPI) or on a pre-determined schedule. Land leases subject to increases under a pre-determined schedule are accounted for under the straight-line method. Total expense recorded for land leases was $0.4 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, our payment obligations for future minimum payments on operating leases (which include scheduled fixed increases, but exclude increases based on CPI) were as follows:

Remainder of 2008	$809
2009	1,118
2010	1,135
2011	1,155
2012	1,175
Thereafter	44,368
$49,760

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.	COMMITMENTS AND CONTINGENCIES - Continued

Guarantees and Other Obligations

The table below sets forth information about certain guarantees and other obligations as of March 31, 2008. The amounts reflected in the table assume we would be required to pay the maximum potential exposure with no offsets or reductions. With respect to a rent guarantee, if the space is leased, we assumed the existing tenant defaulted at March 31, 2008 and that the space will remain unleased through the remainder of the guaranty. If the space is vacant, we assumed the space will remain vacant through the remainder of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(4)	Debt	$—	11/2015
RRHWoods, LLC (2),(5)	Indirect Debt	$324	8/2010
Plaza Colonnade (2),(6)	Indirect Debt	$8	12/2009
Industrial (3),(7)	Environmental costs	$125	Until Remediated
Highwoods DLF 97/26 DLF 99/32, LP (2),(8)	Rent	$112	6/2008
RRHWoods, LLC and Dallas County Partners (2),(9)	Indirect Debt	$68	6/2014
RRHWoods, LLC (1),(2),(11)	Indirect Debt	$30	11/2009
HIW-KC Orlando, LLC (3),(10)	Rent	$298	4/2011
HIW-KC Orlando, LLC (3),(10)	Leasing Costs	$296	Until Paid
Capitalized Lease Obligations (12)	Debt	$292	Various
Brickstone (2),(13)	Debt	$—	5/2017

(1)	Recourse provisions exist that would enable us to recover some or all of any such payments from the joint ventures’ assets.
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

(4)

We and our joint venture each guaranteed $8.6 million of debt of the Des Moines joint ventures that was outstanding at March 31, 2008. The joint ventures currently generate sufficient cash flow to cover the required debt service. This guarantee was entered into prior to the January 1, 2003 effective date of FIN 45 for initial recognition and measurement.

(5)

To facilitate a financing by the RRHWoods, LLC joint venture, we and our joint venture partner each guaranteed $3.1 million relating to a letter of credit and a corresponding master lease through August 2010. The guarantee requires us to pay under a contingent master lease if the cash flows from the building securing the letter of credit do not cover at least 50% of the minimum debt service. During 2007, we made master lease payments of $0.1 million. As of March 31, 2008, we have recorded a $0.3 million deferred charge included in other assets and liabilities on our Consolidated Balance Sheet with respect to this guarantee. Our maximum potential exposure under this guarantee was $0.5 million at March 31, 2008.

(6)

To facilitate a financing by the Plaza Colonnade, LLC joint venture, we and our joint venture partner signed a contingent master lease relating to 30,772 square feet through December 2009. Our maximum potential exposure under this master lease was $0.9 million at March 31, 2008. The current occupancy level of the building has been sufficient to cover all debt service requirements and, accordingly, no payments have been required under the master lease.

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

(8)

To facilitate the restructuring of a tenant’s leases with us and the Highwoods DLF 97/26 DLF 99/32, LP joint venture in September 2003, we agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications through June 2008. In connection with this arrangement, we have approximately $0.1 million in other liabilities and $0.1 million as a deferred charge in other assets recorded on our Consolidated Balance Sheet at March 31, 2008. Our maximum potential exposure under this arrangement was $0.1 million at March 31, 2008. During 2008, $0.1 million was charged to expense in connection with this arrangement.

(9)

To facilitate a financing by the RRHWoods, LLC and Dallas County Partners joint ventures, we and our joint venture partner agreed to master lease certain vacant space and each guarantee $0.8 million of debt through 2014. No master lease payments were necessary in 2007. We currently have recorded $0.1 million in other liabilities and $0.1 million as a deferred charge included in other assets on our Consolidated Balance Sheet with respect to the master lease payment guarantee. The maximum potential exposure under the master lease was $1.9 million at March 31, 2008. Because the joint ventures currently generate sufficient cash flow to cover the required debt service, no liability for the $0.8 million direct guarantee was recorded at March 31, 2008.

(10)

We have guaranteed rent to the HIW KC Orlando, LLC joint venture for 3,248 rentable square feet through April 2011. The maximum potential exposure under this guarantee was $0.3 million at March 31, 2008. Additionally, we agreed to guarantee the initial leasing costs, originally estimated at $4.1 million, for approximately 11% of the total square feet of the property owned by the joint venture. No payments have been made thus far in 2008 under this arrangement.

(11)

To facilitate a financing by the RRHWoods, LLC joint venture, we and our joint venture partner each agreed to guarantee $3.3 million of the joint venture’s debt through November 2009, but can be renewed through November 2011 at the joint venture’s option. Because the joint venture currently generates sufficient cash flow to cover the required debt service, no liability for this guarantee was recorded at March 31, 2008. In addition, we agreed to a master lease for 50% of the debt service should the joint venture not generate sufficient cash flow to cover the required debt service. As a result of this master lease, we have recorded $0.03 million in other liabilities and as a deferred charge in other assets on our Consolidated Balance Sheet at March 31, 2008.

(12)

Represents capitalized lease obligations of $0.3 million related to office equipment, which is included in accounts payable, accrued expenses and other liabilities on our Consolidated Balance Sheet at March 31, 2008.

(13)

To facilitate a financing by RRHWoods, LLC, our joint venture partner provided a $1.5 million letter of credit. We agreed to reimburse our partner for 50% of the letter of credit in the event of a default by the joint venture of the underlying debt. Because the joint venture currently generates sufficient cash flow to cover the required debt service, no liability for this obligation was recorded at March 31, 2008.

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

Our Consolidated Financial Statements include operations of the Company’s taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to federal, state and local income taxes. As a REIT, the Company may also be subject to certain federal excise taxes if it engages in certain types of transactions.

Other than the liability for an uncertain tax position and related accrued interest under FIN 48 recorded by the Company as discussed below, no provision has been made pursuant to SFAS No. 109 for federal and state income taxes for the Company or the Operating Partnership during the three months ended March 31, 2008 and 2007 because the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no income tax expense during the periods. The taxable REIT subsidiary has operated at a cumulative taxable loss through March 31, 2008 of approximately $8.0 million and has paid no income taxes since its formation. In addition to the $3.1 million deferred tax asset for these cumulative tax loss carryforwards, the taxable REIT subsidiary also had net deferred tax assets of approximately $1.2 million comprised primarily of tax versus book basis differences in certain investments and depreciable assets held by the taxable REIT subsidiary. Because the future tax benefit of the cumulative losses is not assured, the approximate $4.3 million net deferred tax asset position of the taxable REIT subsidiary has been fully reserved as management does not believe that it is more likely than not that the net deferred tax asset will be realized. Accordingly, no tax benefit has been recognized in the accompanying Consolidated Financial Statements. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods to the extent the taxable REIT subsidiary generates sufficient taxable income.

In connection with the adoption of FIN 48, on January 1, 2007, the Operating Partnership recorded no liabilities for uncertain tax positions including for the taxable REIT subsidiary. However, the Company recorded a $1.4 million liability, which included $0.2 million of accrued interest, for an uncertain tax position, with the related expense reflected as a reduction to the beginning balance of distributions in excess of net earnings. This liability was included in accounts payable, accrued expenses and other liabilities. During the third quarter of 2007, the liability for the uncertain tax position was released, and income recognized, upon the expiration of the applicable statute of limitations. In addition, the liability of $0.05 million of interest that was accrued in 2007 relating to this liability was also released. If this liability for the uncertain tax position and any related interest or penalties had ever been paid by the Company, the Operating Partnership would have reimbursed the Company for these costs, as provided under the partnership agreement. We continue to examine our tax positions and do not believe we have any uncertain tax positions that would result in a FIN 48 reserve as of March 31, 2008.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

14.	SEGMENT INFORMATION

Our principal business is the acquisition, development and operation of rental real estate properties. We evaluate our business by product type and by geographic locations. These segments and our disclosures below are expanded from what we reported in our Annual Report on Form 10-K for 2007 due to expanded internal reporting information used by our chief operating decision maker starting in the first quarter of 2008. Each product type has different customers and economic characteristics as to rental rates and terms, cost per square foot of buildings, the purposes for which customers use the space, the degree of maintenance and customer support required and customer dependency on different economic drivers, among others. The operating results by geographic grouping are also regularly reviewed by our chief operating decision maker for assessing performance and other purposes. There are no material inter-segment transactions.

The accounting policies of the segments are the same as those described in Note 1 included herein. Further, all operations are within the United States and, at March 31, 2008, no tenant of the Wholly Owned Properties comprised more than 7.2% of our consolidated revenues.

The following table summarizes the rental income, net operating income and assets for each reportable segment for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Rental and Other Revenues: (1) (2)
Office:
Atlanta, GA	$11,526	$10,387
Greenville, SC	3,216	3,097
Kansas City, MO	4,192	3,777
Memphis, TN	6,165	5,786
Nashville, TN	15,578	12,626
Orlando, FL	1,933	1,597
Piedmont Triad, NC	6,381	6,695
Raleigh, NC	18,521	15,797
Richmond, VA	11,467	10,671
Tampa, FL	15,834	15,355
Other	507	938
Total Office Segment	95,320	86,726
Industrial:
Atlanta, GA	4,123	3,803
Kansas City, MO	5	5
Piedmont Triad, NC	3,959	3,731
Total Industrial Segment	8,087	7,539
Retail:
Kansas City, MO	10,872	11,426
Piedmont Triad, NC	195	125
Total Retail Segment	11,067	11,551
Residential:
Kansas City, MO	306	292
Total Residential Segment	306	292
Total Rental and Other Revenues	$114,780	$106,108

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

14.	SEGMENT INFORMATION - Continued

	Three Months Ended March 31,
	2008	2007
Net Operating Income: (1) (2)
Office:
Atlanta, GA	$7,566	$6,718
Greenville, SC	2,005	1,856
Kansas City, MO	2,240	1,950
Memphis, TN	3,653	3,510
Nashville, TN	10,626	8,168
Orlando, FL	1,113	976
Piedmont Triad, NC	4,024	4,115
Raleigh, NC	12,902	10,494
Richmond, VA	8,017	7,403
Tampa, FL	9,679	9,401
Other	331	72
Total Office Segment	62,156	54,663
Industrial:
Atlanta, GA	3,129	2,973
Kansas City, MO	2	2
Piedmont Triad, NC	3,152	2,947
Total Industrial Segment	6,283	5,922
Retail:
Kansas City, MO	7,045	7,542
Piedmont Triad, NC	151	96
Raleigh, NC	(23)	(16)
Total Retail Segment	7,173	7,622
Residential:
Kansas City, MO	190	169
Total Residential Segment	190	169
Total Net Operating Income	75,802	68,376
Reconciliation to income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(31,041)	(28,965)
General and administrative expense	(9,858)	(10,951)
Interest expenses	(24,841)	(24,189)
Interest and other income	803	1,370
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	$10,865	$5,641

______________

(1)	Net of discontinued operations.
(2)	The Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2007 Annual Report.

Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

OVERVIEW

The Operating Partnership is managed by its sole general partner, the Company, a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts substantially all of its activities through the Operating Partnership. The partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of, all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership. As of March 31, 2008, we owned or had an interest in 381 in-service office, industrial and retail properties, encompassing approximately 34.2 million square feet, which includes six in-service office, industrial and retail development properties that had not yet reached 95% stabilized occupancy aggregating approximately 1.2 million square feet, and 514 rental residential units. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

Because the Company is a REIT, our partnership agreement requires us to distribute at least enough cash for the Company to be able to distribute at least 90.0% of its REIT taxable income, excluding capital gains, to its stockholders.. We generally use rents received from customers and proceeds from sales of non-core development land to fund our operating expenses, recurring capital expenditures and stockholder dividends. To fund property acquisitions, development activity or building renovations, we may sell other assets and may incur debt from time to time. Our debt generally consists of mortgage debt, unsecured debt securities and borrowings under our credit facilities.

As of March 31, 2008, we had approximately $201 million of additional borrowing availability under our unsecured revolving credit facility, and we had approximately $111 million of additional borrowing availability under our secured revolving construction loan facilities.

Our revolving credit facility and the indenture governing our outstanding long-term unsecured debt securities require us to satisfy various operating and financial covenants and performance ratios. As a result, to ensure that we do not violate the provisions of these debt instruments, we may from time to time be limited in undertaking certain activities that may otherwise be in the best interest of our unitholders, such as repurchasing capital stock, acquiring additional assets, increasing the total amount of our debt or increasing unitholder distributions. We review our current and expected operating results, financial condition and planned strategic actions on an ongoing basis for the purpose of monitoring our continued compliance with these covenants and ratios. Any unwaived event of default could result in an acceleration of some or all of our debt, severely restrict our ability to incur additional debt to fund short- and long-term cash needs or result in higher interest expense.

To generate additional capital to fund our growth and other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property, we may sell some of our properties or contribute them to joint ventures. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own and/or vacant land to a newly formed entity in which we retain an interest of 50.0% or less. In exchange for our equal or minority interest in the joint venture, we generally receive cash from the partner and retain some or all of the management income relating to the properties in the joint venture. The joint venture itself will frequently borrow money on its own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint venture or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary exceptions to non-recourse liability in non-recourse loans. See Note 12 to the Consolidated Financial Statements for additional information on certain debt guarantees. We have historically also sold additional Common Units or Preferred Units to fund additional growth or to reduce our debt, but we have limited those efforts since 1998 because funds generated from our capital recycling program in recent years have provided sufficient funds to satisfy our liquidity needs. In addition, we have recently used funds from our capital recycling program to redeem or repurchase Common Units and Preferred Units for cash. In the future, we may from time to time retire some or all of our remaining outstanding Preferred Units through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

RESULTS OF OPERATIONS

In accordance with SFAS No. 144 and as described in Note 10 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2007 and the first three months of 2008 or were held for sale at March 31, 2008. There were no properties sold during 2007 and the first three months of 2008 that did not meet the conditions as stipulated by SFAS No. 144.

Three Months Ended March 31, 2008 and 2007

The following table sets forth information regarding our unaudited results of operations for the three months ended March 31, 2008 and 2007 ($ in millions):

	Three Months Ended March 31,		2008 to 2007
	2008	2007	$ Change	% of Change
Rental and other revenues	$114.8	$106.1	$8.7	8.2%
Operating expenses:
Rental property and other expenses	39.0	37.7	1.3	3.4
Depreciation and amortization	31.1	29.0	2.1	7.2
General and administrative	9.8	11.0	(1.2)	(10.9)
Total operating expenses	79.9	77.7	2.2	2.8
Interest expenses:
Contractual	23.5	22.6	0.9	4.0
Amortization of deferred financing costs	0.6	0.5	0.1	20.0
Financing obligations	0.7	1.0	(0.3)	(30.0)
	24.8	24.1	0.7	2.9
Other income:
Interest and other income	0.8	1.4	(0.6)	(42.9)
	0.8	1.4	(0.6)	(42.9)
Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	10.9	5.7	5.2	91.2
Gains on disposition of property, net	—	16.7	(16.7)	(100.0)
Gain from property insurance settlement	—	4.1	(4.1)	(100.0)
Minority interest	(0.2)	(0.2)	—	—
Equity in earnings of unconsolidated affiliates	1.9	9.7	(7.8)	(80.4)
Income from continuing operations	12.6	36.0	(23.4)	(65.0)
Discontinued operations:
Income from discontinued operations	0.2	0.8	(0.6)	(75.0)
Net gains on sales of discontinued operations	3.7	19.7	(16.0)	(81.2)
	3.9	20.5	(16.6)	(81.0)
Net income	16.5	56.5	(40.0)	(70.8)
Distributions on Preferred Units	(2.8)	(4.1)	1.3	31.7
Net income available for common unitholders	$13.7	$52.4	$(38.7)	(73.9)%

Rental and Other Revenues

Rental and other revenues increased $8.7 million in the first quarter of 2008 compared to 2007 primarily from higher average occupancy in certain locations in 2008 as compared to 2007, the contribution from developed properties placed in service in 2007 and the first three months of 2008 and higher escalation income in 2008 as a result of the increase in operating expenses for the same period. In addition, in the three months ended

March 31, 2008, we recorded $1.9 million in lease termination income, primarily relating to expiration of a lease in our Raleigh division.

Rental Property and Other Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $1.3 million in the first quarter of 2008 compared to the first quarter of 2007, primarily as a result of general inflationary increases in certain operating expenses, such as utility costs, insurance costs and real estate taxes. In addition, rental property and operating expenses of developed properties placed in service in 2007 and the three months ended March 31, 2008 contributed to the increase in the first quarter of 2008.

Rental revenues less rental and other operating expenses increased in 2008 compared to 2007. This is primarily the result of higher revenues and higher average occupancy. In addition, we are benefiting from the lower operating costs associated with a younger and higher quality portfolio.

The $2.1 million increase in depreciation and amortization is primarily a result of the contribution from development properties placed in service in 2007 and the three months ended March 31, 2008, and an increase in building improvements, tenant improvements and deferred leasing costs related to those buildings placed in service.

The $1.2 million decrease in general and administrative expenses was primarily related to lower audit fees and lower costs written off related to the termination of certain pre-development projects and a decrease in the adjustment related or our deferred compensation liability (see Note 9 to the Consolidated Financial Statements). These decreases were party offset by higher amortization of restricted stock and stock options and the annual incentive increases and general inflationary effects.

Interest Expense

The increase in contractual interest expense is primarily the result of an increase in average borrowings from $1.45 billion in the three months ended March 31, 2007 to $1.66 billion in the three months ended March 31, 2008. Partly offsetting this increase was a decrease in weighted average interest rates on outstanding debt from 6.83% for the first quarter of 2007 compared to 6.26% for the first quarter of 2008. In addition, capitalized interest in 2008 was approximately $0.4 million higher compared to 2007.

Gains on Disposition of Property; Gain from Property Insurance Settlement; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations was $16.7 million for the three months ended March 31, 2007. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period. See Note 4 to the Consolidated Financial Statements for further discussion.

In the first quarter of 2007, we recorded a $4.1 million gain from finalization of a prior year insurance claim.

Equity in earnings of unconsolidated affiliates decreased $7.8 million from to 2007. The decrease primarily resulted from the following transactions. In 2007, the Weston Lakeside joint venture sold 332 rental residential units, recognizing a gain of approximately $11.3 million, which resulted in approximately $5.0 million in equity in earnings of unconsolidated affiliates. Five properties owned by our DLF I joint venture (“DLF I”) were sold and the joint venture recognized a gain of approximately $9.3 million, resulting in approximately $2.1 million in equity in earnings of unconsolidated affiliates in 2007. Additionally, in 2007, DLF I received a lease termination, of which the net effect was $2.7 million and resulted in approximately $0.6 million in equity in earnings of unconsolidated affiliates. (See Note 2 to the Consolidated Financial Statements for further discussion related to these transactions).

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $3.9 million and $20.5 million as discontinued operations for the three months ended March 31, 2008 and 2007, respectively. These amounts relate to 1.3 million square feet of office and industrial properties and 13 rental residential units sold during 2007 and the three months ended March 31, 2008 and 0.1 million square feet of office properties held for sale at March 31, 2008. These amounts include net gains on the sale of these properties of $3.7 million and $19.7 million in the three months ended March 31, 2008 and 2007, respectively.

Preferred Distributions

Preferred distributions decreased $1.3 million due to the retirement of $62 million of Preferred Units in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first three months of 2008 as compared to the first three months of 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007	Change
Cash Provided By Operating Activities	$20,894	$25,844	$(4,950)
Cash Used In Investing Activities	(44,920)	(4,987)	(39,933)
Cash Provided by/(Used In) Financing Activities	27,208	(35,878)	63,086
Total Cash Flows	$3,182	$(15,021)	$18,203

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

Cash provided by or used in financing activities generally relates to distributions on Common Units, incurrence and repayment of debt and sales, repurchases or redemptions of Common Units and Preferred Units. As discussed previously, we use a significant amount of our cash to fund Common Unit distributions. Whether or not we have increases in the outstanding balances of debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We use our revolving credit facility for working capital purposes, which means that during any given period, in order to minimize interest expense, we will likely record significant repayments and borrowings under our revolving credit facility.

The decrease of $5.0 million in cash provided by operating activities in 2008 compared to 2007 was primarily the result of the net change in operating assets and liabilities, which resulted in a $12.2 million decrease in cash provided by operating activities. Offsetting these decreases were higher cash flows from net income as adjusted for changes in depreciation and amortization expense, amortization of stock based compensation, gains on disposition of properties, a gain from a property insurance settlement, minority interest, and equity in earnings of unconsolidated affiliates.

The increase of $39.9 million in cash used in investing activities in 2008 compared to 2007 was primarily a result of a $59.0 million decrease in proceeds from the disposition of assets, partly offset by an increase of $18.0 million related to proceeds from dispositions which were set aside and designated for potential future tax-deferred real estate transactions.

The increase of $63.1 million in cash provided by financing activities in 2008 compared to 2007 was primarily a result of a $38.1 million increase in net borrowings on the revolving credit facility and mortgages and notes payable, a decrease of $24.1 million in cash used in connection with the repurchase of Common Units, and a decrease of $1.3 million in cash used for the payment of distributions on Preferred Units.

In 2008, we continued our capital recycling program of selectively disposing of non-core properties in order to use the net proceeds for investments or other purposes. At March 31, 2008, we had 40 acres of land and 0.1 million square feet of office properties classified as held for sale pursuant to SFAS No. 144 with a carrying value of $18.3 million.

Capitalization

Our total indebtedness at March 31, 2008 was approximately $1.7 billion and was comprised of $670 million of secured indebtedness with a weighted average interest rate of 6.5 % and $1,033 million of unsecured indebtedness with a weighted average interest rate of 5.47%. As of March 31, 2008, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.1 billion.

Our Consolidated Balance Sheet includes $84.2 million of debt outstanding at consolidated joint ventures that we have not directly or indirectly guaranteed. We are generally not liable for this debt except to the extent of our equity investment in the joint ventures.

We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

Contractual Obligations

See our 2007 Annual Report on Form 10-K for a table setting forth a summary of our contractual obligations at December 31, 2007. There were no material changes to this information in the three months ended March 31, 2008.

Covenant Compliance

Our revolving credit facility, the term loan and the indenture that governs our outstanding notes require us to comply with customary operating covenants and various financial and operating ratios. We are currently in compliance with all such requirements. Although we expect to remain in compliance with these covenants and ratios for at least the next year, depending upon our future operating performance, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.

The following table sets forth more detailed information about our ratio and covenant compliance under our indenture as of March 31, 2008. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our indenture, including definitions of certain relevant terms, see the indenture governing our unsecured notes which is incorporated by reference in our 2007 Annual Report on Form 10-K.

March 31, 2008
Overall Debt Less Than or Equal to 60% of Adjusted Total Assets	49.4%
Secured Debt Less Than or Equal to 40% of Adjusted Total Assets	19.4%
Income Available for debt service Greater Than 1.50 times Annual Service Charge	2.7
Total Unencumbered Assets Greater Than 200% (150% for the bonds issued in March 2007) of Unsecured Debt	231.0%

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

Financing and Investments Activity

Our $450 million unsecured revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, we have an option to extend the maturity date by one additional year. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. As of March 31, 2008, we had $247 million borrowed on this revolving credit facility.

On June 5, 2007, two three-year secured construction loans totaling $24.7 million with interest at 175 basis points over LIBOR were obtained by REES, a consolidated joint venture (see Note 1 to the Consolidated Financial Statements). Subsequently, on July 17, 2007, REES obtained an additional $13.7 million, three-year secured construction loan with interest at 165 basis points over LIBOR. In October 2007, we paid off one of the original secured construction loans, which had accounted for $4.4 million of the original $24.7 million. At March 31, 2008, $24.4 million was outstanding under the two remaining loans.

On December 20, 2007, we closed a $70 million secured revolving construction facility. The loan matures on December 20, 2010. The interest rate is based on LIBOR plus 85 basis points. At March 31, 2008, there were no amounts outstanding on this revolving facility.

In December 2007, Plaza Residential, LLC, a consolidated joint venture (see Note 1 to the Consolidated Financial Statements), obtained a two-year, $34.1 million secured construction loan with interest at 140 basis points over LIBOR. At March 31, 2008, there was $2.5 million outstanding on this loan.

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

In March 2008, we and an affiliate of DLF formed a new joint venture, Highwoods DLF Forum, LLC, in which we have a 25% ownership interest. Upon formation of this joint venture, we contributed $0.8 million of cash. On April 3, 2008, Highwoods DLF Forum, LLC, acquired The Forum, which is a 635,000 square foot office park in Raleigh, North Carolina, for approximately $113 million. We contributed an additional $11.5 million to Highwoods DLF Forum, LLC and, simultaneously with the acquisition of The Forum, the joint venture obtained a $67.5 million secured loan. We are the property manager and leasing agent for the office park and receive customary management fees and leasing commissions. We will account for this unconsolidated joint venture using the equity method of accounting.

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

As of March 31, 2008, other than principal amortization on certain secured loans, we have no outstanding debt that matures prior to the end of 2008. We generally expect to fund our short-term liquidity needs through a combination of available working capital, cash flows from operations and the following:

•	the selective disposition of non-core land and other assets;

•	borrowings under our revolving credit facility and revolving construction facilities (which have $201 million and $111 million of availability, respectively, as of March 31, 2008);

•

the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions;

•	the issuance of secured debt; and

•	the issuance of unsecured debt.

Our long-term liquidity needs generally include the funding of capital expenditures to lease space to our customers, maintain the quality of our existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects were approximately $131 million at March 31, 2008. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

Our long-term liquidity needs also include the funding of development projects, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under our revolving credit facility and long-term unsecured debt. Our goal is to maintain a conservative and flexible balance sheet. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership, (3) borrowings under other secured construction loans that we may enter into, as well as (4) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayments of borrowings under our revolving credit facility. As mentioned above, we do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities or from proceeds from sales of properties. In the future, we may from time to time retire some or all of our remaining outstanding Preferred Units through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

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

As of March 31, 2008, our unconsolidated joint ventures had $724.8 million of total assets and $572.4 million of total liabilities as reflected in their financial statements. At March 31, 2008, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 40.2%. During the three months ended March 31, 2008, these unconsolidated joint ventures earned $4.1 million of total net income of which our share, after appropriate purchase accounting and other adjustments, was $2.0 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Consolidated Financial Statements.

As of March 31, 2008, our unconsolidated joint ventures had $543.6 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 12 to the Consolidated Financial Statements. The following table sets forth the scheduled maturities of our proportionate share of the outstanding debt of our unconsolidated joint ventures as of March 31, 2008 ($ in thousands):

Remainder of 2008	$3,323
2009	6,665
2010	9,384
2011	6,071
2012	41,859
Thereafter	164,228
$231,530

For information regarding our off-balance sheet arrangements as of December 31, 2007, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off Balance Sheet Arrangements” in our 2007 Annual Report on Form 10-K. There were no material changes to this information in the three months ended March 31, 2008.

Financing Arrangements

For information regarding significant sales transactions that were accounted for as financing arrangements at December 31, 2007, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing and Profit-Sharing Arrangements” in our 2007 Annual Report on Form 10-K. There were no material changes to this information in the three months ended March 31, 2008.

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

During 2007, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50 million of borrowings outstanding under our revolving credit facility. These swaps fix the underlying 30-day LIBOR rate under which interest on such borrowings is based at 4.70%. These swaps were not designated as hedges as of March 31, 2008 under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Accordingly, the swaps were accounted for as non-hedge derivatives as of March 31, 2008, and an aggregate unrealized loss of $0.3 million was recognized in the first three months of 2008 for these two swaps.

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

In April 2008, we entered into an additional floating-to-fixed interest rate swap for a two-year period with respect to an aggregate of $50 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate under which interest on such borrowings is based at 2.52%. The swap was designated as a hedge under SFAS No. 133. Accordingly, the swap is being accounted for as a cash flow hedge.

CRITICAL ACCOUNTING ESTIMATES

There were no changes to the critical accounting policies made by management in the three months ended March 31, 2008, except as set forth in Note 1 to the Consolidated Financial Statements under “Impact of Newly Adopted and Issued Accounting Standards” and in Note 13. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2007 Annual Report on Form 10-K.

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

As of March 31, 2008, we had $1,292 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at March 31, 2008 was $1,262 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of March 31, 2008 would decrease by $58 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of March 31, 2008 would increase by $62 million.

As of March 31, 2008, we had $311 million of variable rate debt outstanding that was not protected by interest rate swaps. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower during the 12 months ended March 31, 2008, our interest expense relating to this debt would increase or decrease by approximately $3.1 million.

For a discussion of the $100 million of interest rate swaps in effect at March 31, 2008, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Interest Rate Hedging Activities.” If LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of these swaps as of March 31, 2008 would decrease or increase, respectively, by approximately $0.6 million.

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

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. The CEO and CFO believe that our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepting accounting principles. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepting accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

There were no changes in our internal control over financial reporting during the first quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP
By: Highwoods Properties, Inc., as sole general partner
By:	/s/ EDWARD J. FRITSCH
Edward J. Fritsch
President and Chief Executive Officer

By:	/s/ TERRY L. STEVENS
Terry L. Stevens
Senior Vice President and Chief Financial Officer

By:	/s/ DANIEL L. CLEMMENS
Daniel L. Clemmens
Vice President and Chief Accounting Officer

Date: May 14, 2008