Form 10-Q
period 2008-09-30
HIGHWOODS REALTY LTD PARTNERSHIP
filed 2008-11-12
CIK 941713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)	2
Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3
Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007	4
Consolidated Statement of Partners’ Capital for the nine months ended September 30, 2008	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	6
Notes to Consolidated Financial Statements	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
Disclosure Regarding Forward-Looking Statements	24
Results of Operations	25
Liquidity and Capital Resources	29
Critical Accounting Estimates	34
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 4. CONTROLS AND PROCEDURES	36

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS	37

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

We refer to Highwoods Properties, Inc. as the “Company,” Highwoods Realty Limited Partnership as the “Operating Partnership,” the Company’s common stock as “Common Stock,” the Company’s preferred stock as “Preferred Stock,” the Operating Partnership’s common partnership interests as “Common Units,” the Operating Partnership’s preferred partnership interests as “Preferred Units” and in-service properties (excluding rental residential units) to which the Company and/or the Operating Partnership have title and 100.0% ownership rights as the “Wholly Owned Properties.” The partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of, all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except unit and per unit amounts)

	September 30, 2008	December 31, 2007
Assets:
Real estate assets, at cost:
Land	$360,496	$357,841
Buildings and tenant improvements	2,824,695	2,708,989
Development in process	79,354	101,661
Land held for development	100,271	103,365
	3,364,816	3,271,856
Less-accumulated depreciation	(700,517)	(649,765)
Net real estate assets	2,664,299	2,622,091
Real estate and other assets, net, held for sale	8,607	10,466
Cash and cash equivalents	13,511	3,144
Restricted cash	8,940	15,896
Accounts receivable, net of allowance of $1,275 and $935, respectively	23,755	23,521
Notes receivable, net of allowance of $452 and $68, respectively	3,660	5,226
Accrued straight-line rents receivable, net of allowance of $1,406 and $440, respectively	79,505	74,427
Investment in unconsolidated affiliates	67,271	56,891
Deferred financing and leasing costs, net of accumulated amortization	73,224	72,188
Prepaid expenses and other assets	40,330	41,954
Total Assets	$2,983,102	$2,925,804

Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital:
Mortgages and notes payable	$1,588,954	$1,641,987
Accounts payable, accrued expenses and other liabilities	150,862	157,726
Financing obligations	35,195	35,071
Total Liabilities	1,775,011	1,834,784
Commitments and Contingencies
Minority interest	4,772	6,804
Redeemable Operating Partnership Units:
Common Units, 3,905,576 and 4,057,003 units issued and outstanding at September 30, 2008 and December 31, 2007, respectively	138,882	119,195
Series A Preferred Units (liquidation preference $1,000 per unit), 29,092 and 82,937 units issued and outstanding at September 30, 2008 and December 31, 2007, respectively	29,092	82,937
Series B Preferred Units (liquidation preference $25 per unit), 2,100,000 units issued and outstanding at both September 30, 2008 and December 31, 2007	52,500	52,500
Total Redeemable Operating Partnership Units	220,474	254,632
Partners’ Capital:
Common Units:
General partner Common Units, 670,421 and 608,154 units issued and outstanding at September 30, 2008 and December 31, 2007, respectively	9,851	8,305
Limited partner Common Units, 62,466,138 and 56,150,230 units issued and outstanding at September 30, 2008 and December 31, 2007, respectively	975,311	822,217
Accumulated other comprehensive loss	(2,317)	(938)
Total Partners’ Capital	982,845	829,584
Total Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital	$2,983,102	$2,925,804

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Rental and other revenues	$116,207	$107,580	$346,154	$318,188

Operating expenses:
Rental property and other expenses	42,165	38,675	122,441	113,639
Depreciation and amortization	32,109	31,891	94,359	90,476
Impairment of assets held for use	—	789	—	789
General and administrative	8,885	9,649	29,509	31,577
Total operating expenses	83,159	81,004	246,309	236,481
Interest expenses:
Contractual	22,995	23,728	69,803	69,433
Amortization of deferred financing costs	714	616	2,038	1,791
Financing obligations	783	981	2,287	2,968
	24,492	25,325	74,128	74,192
Other income:
Interest and other income	1,019	1,469	3,425	5,083
	1,019	1,469	3,425	5,083
Income before disposition of property, insurance gain, minority
interest and equity in earnings of unconsolidated affiliates	9,575	2,720	29,142	12,598
Net gains on disposition of property	1,745	1,144	1,852	20,228
Gain from property insurance settlement	—	—	—	4,128
Minority interest	(201)	(170)	(590)	(518)
Equity in earnings of unconsolidated affiliates	1,187	1,200	4,668	12,749
Income from continuing operations	12,306	4,894	35,072	49,185
Discontinued operations:
Income from discontinued operations	53	906	867	2,857
Net gains on sales of discontinued operations	3,137	6,617	11,890	26,463
	3,190	7,523	12,757	29,320
Net income	15,496	12,417	47,829	78,505
Distributions on preferred units	(2,451)	(2,680)	(8,127)	(10,639)
Excess of preferred unit redemption/repurchase cost over carrying value	(108)	(842)	(108)	(2,285)
Net income available for common unitholders	$12,937	$8,895	$39,594	$65,581

Net income per common unit - basic:
Income from continuing operations	$0.16	$0.02	$0.44	$0.60
Income from discontinued operations	0.05	0.13	0.21	0.49
Net income	$0.21	$0.15	$0.65	$1.09
Weighted average common units outstanding - basic	62,016	60,280	60,925	60,201

Net income per common unit - diluted:
Income from continuing operations	$0.16	$0.02	$0.43	$0.59
Income from discontinued operations	0.05	0.13	0.21	0.48
Net income	$0.21	$0.15	$0.64	$1.07
Weighted average common units outstanding - diluted	62,529	60,987	61,456	61,202
Distributions declared per common unit	$0.425	$0.425	$1.275	$1.275

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

For the Nine Months Ended September 30, 2008

(Unaudited and in thousands, except unit amounts)

	Common Units
	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balance at December 31, 2007	$8,305	$822,217	$(938)	$829,584
Issuance of Common Units, net	2,098	207,686	—	209,784
Redemption of Common Units	(33)	(3,260)	—	(3,293)
Distributions paid on Common Units	(778)	(76,991)	—	(77,769)
Distributions paid on Preferred Units	(81)	(8,046)	—	(8,127)
Amortization of restricted stock and stock options	53	5,232	—	5,285
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(191)	(18,878)	—	(19,069)
Comprehensive income:
Net income	478	47,351	—	47,829
Other comprehensive loss	—	—	(1,379)	(1,379)
Total comprehensive income				46,450
Balance at September 30, 2008	$9,851	$975,311	$(2,317)	$982,845

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$47,829	$78,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,151	82,417
Amortization of lease commissions	11,441	10,532
Amortization of lease incentives	783	719
Amortization of restricted stock and stock options	5,285	3,814
Amortization of deferred financing costs	2,038	1,791
Amortization of accumulated other comprehensive loss	174	431
Impairment of assets held for use	—	789
Net gains on disposition of properties	(13,742)	(46,691)
Gain from property insurance settlement	—	(4,128)
Minority interest	590	518
Equity in earnings of unconsolidated affiliates	(4,668)	(12,749)
Change in financing obligations	124	302
Distributions of earnings from unconsolidated affiliates	4,549	4,980
Changes in operating assets and liabilities:
Accounts receivable	(747)	(3,555)
Prepaid expenses and other assets	(1,414)	(4,191)
Accrued straight-line rents receivable	(5,263)	(3,367)
Accounts payable, accrued expenses and other liabilities	(1,942)	10,608
Net cash provided by operating activities	128,188	120,725
Investing activities:
Additions to real estate assets and deferred leasing costs	(165,722)	(212,148)
Proceeds from disposition of real estate assets	37,258	108,579
Proceeds from property insurance settlement	—	4,940
Distributions of capital from unconsolidated affiliates	2,343	14,905
Net repayments of notes receivable	1,566	2,714
Contributions to unconsolidated affiliates	(12,341)	(4,716)
Changes in restricted cash and other investing activities	8,295	(13,345)
Net cash used in investing activities	(128,601)	(99,071)
Financing activities:
Distributions paid on Common Units	(77,769)	(77,196)
Redemption/repurchase of Preferred Units	(52,499)	(62,256)
Distributions paid on Preferred Units	(8,127)	(10,639)
Distributions to minority partner in consolidated affiliate	(3,247)	(1,893)
Net proceeds from the issuance of Common Units	209,784	6,716
Repurchase of Common Units	(3,293)	(27,402)
Borrowings on revolving credit facility	350,650	312,800
Repayments of revolving credit facility	(445,950)	(491,000)
Borrowings on mortgages and notes payable	177,918	418,846
Repayments of mortgages and notes payable	(135,742)	(103,504)
Payments on financing obligations	—	(913)
Contributions from minority interest partner	625	5,111
Additions to deferred financing costs	(1,570)	(2,605)
Net cash provided by/(used in) financing activities	10,780	(33,935)
Net increase/(decrease) in cash and cash equivalents	10,367	(12,281)
Cash and cash equivalents at beginning of the period	3,144	15,838
Cash and cash equivalents at end of the period	$13,511	$3,557

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2008	2007
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $1,219 and $1,676 for 2008 and 2007, respectively)	$77,198	$69,014

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net asset acquisitions and dispositions subject to mortgage notes payable and other non-cash transactions.

	Nine Months Ended September 30,
	2008	2007
Assets:
Net real estate assets	$—	$2,409
Investments in unconsolidated affiliates	—	2,342
Prepaid expenses and other assets	(1,553)	29
	$(1,553)	$4,780

Liabilities:
Accounts payable, accrued expenses and other liabilities	$—	$23
	$—	$23

Minority Interest and Partners’ Capital	$(1,553)	$4,757

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Highwoods Realty Limited Partnership (the "Operating Partnership") is managed by its sole general partner, Highwoods Properties, Inc., together with its consolidated subsidiaries (the "Company"), a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") that operates in the southeastern and midwestern United States. The Company conducts virtually all of its activities through the Operating Partnership. The partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of, all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership. At September 30, 2008, the Company and/or the Operating Partnership wholly owned: 311 in-service office, industrial and retail properties; 96 rental residential units; 619 acres of undeveloped land suitable for future development, of which 479 acres are considered core holdings; and an additional 10 properties under development.

At September 30, 2008, the Company owned all of the preferred partnership interests (“Preferred Units”) and 94.2% of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. During the nine months ended September 30, 2008, the Company redeemed 106,613 Common Units for $3.3 million in cash and redeemed 44,814 Common Units for a like number of shares of Common Stock.

Common Stock Offering

On September 12, 2008, the Company sold 5.5 million shares of Common Stock for net proceeds of $195.0 million. As required by the terms of the partnership agreement of the Operating Partnership, the net proceeds from the offering were contributed to the Operating Partnership in exchange for 5.5 million additional Common Units. The net impact of the offering and the redemptions discussed above increased the percentage of Common Units owned by the Company from 93.3% at December 31, 2007 to 94.2% at September 30, 2008. In September 2008, a portion of the net proceeds of the offering were used to repurchase 53,845 outstanding 8 5/8% Series A Cumulative Redeemable Preferred Shares for an aggregate purchase price of $52.5 million. The remaining net proceeds from the offering were used to reduce the amount of borrowings outstanding under our revolving credit facility.

Basis of Presentation

Our Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As required by Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Consolidated Balance Sheet at December 31, 2007 was revised from previously reported amounts to reflect in real estate and other assets held for sale those properties held for sale at September 30, 2008. The Consolidated Statements of Income for the three and nine months ended September 30, 2007 were also revised from previously reported amounts to reflect in discontinued operations the operations of any property sold or held for sale in the first nine months of 2008.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

The unaudited interim financial statements and accompanying unaudited financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These financial statements should be read in conjunction with our 2007 Annual Report on Form 10-K.

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

Minority Interest

Minority interest in the accompanying Consolidated Financial Statements relates to the 50.0% interest in a consolidated affiliate, Highwoods-Markel Associates, LLC (“Markel”), the equity interest owned by a third party in a consolidated venture formed during 2006 with Real Estate Exchange Services (“REES”), and the 7% equity interest owned by a third party in Plaza Residential, LLC, a consolidated joint venture formed in February 2007 related to a residential condominium project.

Following is minority interest as reflected in our Consolidated Balance Sheets:

	September 30, 2008	December 31, 2007
Minority interest in Markel	$3,975	$3,446
Minority interest in REES	—	2,561
Minority interest in Plaza Residential	797	797
Total minority interest	$4,772	$6,804

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Impact of Newly Adopted and Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 became effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. We adopted SFAS No. 157 in the first quarter of 2008 (See Note 8).

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits all entities to choose to measure eligible items at fair value at specified election dates. We adopted SFAS No. 159 on January 1, 2008 and chose to measure no additional eligible items at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which addresses principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) becomes effective for us on January 1, 2009. SFAS No. 141(R) will affect our accounting for any qualifying acquisitions subsequent to January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and presentation standards for a noncontrolling interest in a subsidiary and amends certain of ARB No. 51’s consolidation procedures for consistency with other business combination standards. SFAS No. 160 becomes effective for us on January 1, 2009. SFAS No. 160 will affect the presentation of minority interest on our Consolidated Balance Sheets, Statements of Income and Statements of Stockholders’ Equity for all periods presented subsequent to January 1, 2009.

In December 2007, the FASB ratified EITF Issue No. 07-6 “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause” (“EITF No. 07-6”), which addresses whether a buy-sell clause represents a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS No. 66. We adopted EITF No. 07-6 in the first quarter of 2008 and such adoption could affect our accounting for real estate dispositions subsequent to January 1, 2009.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 becomes effective for us on January 1, 2009. We will expand our disclosures related to our derivative instruments and hedging activities beginning in the first quarter of 2009 as a result of SFAS No. 161.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets,” for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 becomes effective for us on January 1, 2009. We do not believe FSP FAS 142-3 will have a material effect on our financial condition and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 becomes effective for us on January 1, 2009. We will include our unvested restricted stock in our calculation of basic and diluted EPS beginning in the first quarter of 2009 as a result of FSP EITF 03-6-1.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted FSP FAS 157-3 for this Quarterly Report and such adoption did not have a material effect on our financial condition or results of operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES

We have retained equity interests ranging from 22.8% to 50.0% in various joint ventures with unrelated investors. We account for our unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which we use the equity method of accounting are not included on our Consolidated Balance Sheet.

Combined summarized income statements for our unconsolidated joint ventures for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income Statements:
Revenues	$39,665	$33,142	$116,899	$100,044
Expenses:
Operating expenses	19,939	15,305	57,227	41,741
Depreciation and amortization	8,680	7,795	24,505	21,391
Interest expense and loan cost amortization	9,034	8,435	26,258	24,933
Total expenses	37,653	31,535	107,990	88,065
Income before disposition of property	2,012	1,607	8,909	11,979
Gains on disposition of property	—	—	—	20,621
Net income	$2,012	$1,607	$8,909	$32,600
Our share of:
Net income (1)	$1,187	$1,200	$4,668	$12,749
Depreciation and amortization (real estate related)	$3,097	$3,057	$9,342	$8,608
Interest expense and loan cost amortization	$3,676	$3,587	$10,837	$10,744
Gains on disposition of property	$—	$—	$—	$7,158

(1)	Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other related adjustments.

In March 2008, we and an affiliate of Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG ("DLF") formed a new joint venture, Highwoods DLF Forum, LLC, in which we have a 25.0% ownership interest. On April 3, 2008, Highwoods DLF Forum, LLC acquired The Forum, which is a 635,000 square foot office park in Raleigh, North Carolina, for $113 million. We contributed $12.3 million to Highwoods DLF Forum, LLC and, simultaneously with the acquisition of The Forum, the joint venture obtained a $67.5 million secured loan. We are the property manager and leasing agent for the office park and receive customary management fees and leasing commissions.

3.	INVESTMENT ACTIVITIES

Acquisitions

During the third quarter, we acquired an aggregate of 8.3 acres of land in the Atlanta metropolitan area for an aggregate purchase price of $2.1 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.	INVESTMENT ACTIVITIES - Continued

Dispositions

We previously had a contract to acquire development land in the Bluegrass Valley office development project. Under the terms of the contract, the development land was to be purchased in phases. In May 2003, 4.0 acres of the remaining acres not yet acquired by us were taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract, we were entitled to and received in 2003 the $1.8 million proceeds from the condemnation. In July 2003, we appealed the condemnation and sought additional payment from the state; the recognition of any gain was deferred pending resolution of the appeal process. Upon settlement of this claim in September 2008, we received an additional payment of $624,000. We, therefore, recorded gain on the sale of this land of $1.7 million in the third quarter of 2008.

In the first quarter of 2008, we sold an office property totaling 30,000 rentable square feet located in the Kansas City, Missouri metropolitan area for $6.0 million. A gain of $3.1 million was recorded in the first quarter of 2008.

In the second quarter of 2008, we sold non-core land of 6.4 acres in Tampa, Florida for $2.0 million and office properties aggregating 271,000 rentable square feet located in the Kansas City, Missouri metropolitan area for $21.7 million. Gains of $0.1 million and $4.9 million, respectively, were recorded in the second quarter of 2008.

In the third quarter of 2008, we sold an industrial property aggregating 250,000 rentable square feet located in the Winston-Salem, North Carolina metropolitan area for $8.2 million. A gain of $3.2 million was recorded in the third quarter of 2008.

Gains from dispositions not classified as discontinued operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gains on disposition of land	$1,727	$81	$1,816	$16,885
Gains on disposition of depreciable properties	18	1,063	36	3,343
Total	$1,745	$1,144	$1,852	$20,228

Net gains on sales of discontinued operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gains on disposition of depreciable properties	$3,137	$7,001	$11,890	$26,847
Impairments on disposition of depreciable properties	—	(384)	—	(384)
Total	$3,137	$6,617	$11,890	$26,463

See Note 9 for information on discontinued operations.

The above gains on land and depreciable properties include deferred gain recognition from prior sales.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.	INVESTMENT ACTIVITIES - Continued

Development

We currently have under development 10 office and industrial properties aggregating 1.8 million square feet and 139 for-sale residential units. The aggregate cost of these properties is currently expected to total approximately $336 million when fully leased and completed, of which $241 million was incurred as of September 30, 2008. The weighted average pre-leasing of such development projects (excluding the residential units) was 72% at September 30, 2008. Six of these properties aggregating 1.3 million square feet and $204 million projected total investment were completed and transferred to completed real estate assets or deferred financing and leasing costs at various times prior to September 30, 2008, but had not yet reached projected 95.0% stabilized occupancy. The remaining development properties are still under construction and are included in Development in Process in the Consolidated Balance Sheet.

4.	MORTGAGES AND NOTES PAYABLE

Our consolidated mortgages and notes payable consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Secured mortgage loans	$669,986	$665,311
Unsecured loans	918,968	976,676
Total	$1,588,954	$1,641,987

As of September 30, 2008, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.1 billion.

Our $450.0 million unsecured revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, we have an option to extend the maturity date by one additional year. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The interest rate would increase to LIBOR plus 140 or 155 basis points if our credit rating were to fall below investment grade according to two of three credit rating agencies. The revolving credit facility had $315.9 million of availability at September 30, 2008.

On February 1, 2008, we paid off at maturity $100.0 million of 7.13% unsecured notes using borrowings under our revolving credit facility. On February 26, 2008, we closed a $137.5 million three-year term loan that bears interest at LIBOR plus 110 basis points. The interest rate would increase to LIBOR plus 160 basis points if our credit rating were to fall below investment grade according to two of three credit rating agencies. Proceeds from this loan were used to reduce the outstanding borrowings under our revolving credit facility and for short-term investments.

In July 2008, REES, a consolidated joint venture (see Note 1 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K), fully repaid the remaining $17.5 million outstanding under a secured construction loan.

Our revolving credit facility, our term loan and the indenture that governs our outstanding notes require us to comply with customary operating covenants and various financial and operating ratios. We are currently in compliance with all such requirements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.	EMPLOYEE BENEFIT PLANS

During the nine months ended September 30, 2008, the Company granted under its Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”) 319,091 stock options at an exercise price equal to the closing market price of a share of its common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant date fair value per share of $3.18. The Company also granted 92,150 shares of time-based restricted stock and 67,618 shares of performance-based and total return-based restricted stock with a weighted-average grant date fair value per share of $30.13 and $30.19, respectively. Shares of total return-based restricted stock issued in 2008 will generally vest only to the extent the Company’s absolute total return for the three-year period ended December 31, 2010 is at least 22% or if the Company’s total return exceeds 100% of the peer group index. We recorded stock-based compensation expense of $1.3 million and $1.0 million during the three months ended September 30, 2008 and 2007, respectively, and $5.3 million and $3.9 million during the nine months ended September 30, 2008 and 2007, respectively.

6.	DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS AVAILABLE FOR SALE

Accumulated Other Comprehensive Loss (“AOCL”) at September 30, 2008 was $2.3 million and consisted of deferred gains and losses from past cash flow hedging instruments, deferred losses on current cash flow hedges and the mark to market adjustment for bonds that are classified as available for sale.

The amount of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt aggregated $765,000 as of September 30, 2008. We expect that the portion of the cumulative loss recorded in AOCL at September 30, 2008 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $204,000.

In January 2008, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our revolving credit facility and other floating rate debt. These swaps fix the underlying LIBOR rate under which interest on such borrowings is based at 3.3% for $30.0 million of borrowings and 3.2% for $20.0 million of borrowings. In April 2008, we entered into an additional floating-to-fixed interest rate swap for a two-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate under which interest on such borrowings is based at 2.5%. These swaps were designated as hedges under SFAS No. 133. Accordingly, the swaps are being accounted for as cash flow hedges. We expect that the portion of the cumulative gain recorded in AOCL at September 30, 2008 associated with these derivative instruments, which will be recognized within the next 12 months, will be $573,000. See Note 8 for Fair Value Measurements disclosure.

We currently have an investment in bonds that were issued by a municipal authority in connection with tax increment financing for a development that we constructed in Kansas City, Missouri in a prior period. These bonds are classified as available for sale and thus are being recorded at fair value with the offset recorded in AOCL. The amount of unrealized loss at September 30, 2008 was $2.1 million. See Note 8 for Fair Value Measurements disclosure.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

7.	OTHER COMPREHENSIVE INCOME/(LOSS)

Other comprehensive income/(loss) represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging and other activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income/(loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$15,496	$12,417	$47,829	$78,505
Other comprehensive income/(loss):
Unrealized loss on available for sale securities	(1,751)	—	(2,126)	—
Unrealized gains on cash-flow hedges	49	—	573	—
Amortization of hedging gains and losses included in other comprehensive income	47	146	174	431
Total other comprehensive income/(loss)	(1,655)	146	(1,379)	431
Total comprehensive income	$13,841	$12,563	$46,450	$78,936

8.	FAIR VALUE MEASUREMENTS

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

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Our Level 2 assets are interest rate swaps whose fair value is determined using a price model predicated upon observable market inputs.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

8.	FAIR VALUE MEASUREMENTS - Continued

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our Level 3 assets are bonds that are not routinely traded but whose fair value is determined using an estimate of projected redemption value predicated upon quoted bid/ask prices for similar unrated bonds. Our Level 3 liabilities consist of the right of our joint venture partner in SF-HIW Harborview Plaza, LP to put its 80% equity interest in SF-HIW Harborview Plaza, LP to us in exchange for cash at any time during the one-year period commencing September 11, 2014. Because of the put option, this transaction is accounted for as a financing transaction. Accordingly, the assets and liabilities and operations related to Harborview Plaza, the property owned by SF-HIW Harborview Plaza, LP, including any new financing by the partnership, remain in our Consolidated Financial Statements. As a result, we have established a financing obligation equal to the net equity contributed by the other partner.

The following tables set forth the financial assets and liabilities as of September 30, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements Using
		Level 1	Level 2	Level 3
	Balance at September 30, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets
Marketable securities (1)	$6,301	$6,301	$—	$—
Tax Increment Financing Bonds	18,790	—	—	18,790
Interest rate swaps	573	—	573	—
Total Assets	$25,664	$6,301	$573	$18,790

Liabilities
Deferred compensation	$6,301	$6,301	$—	$—
Harborview financing obligation	16,659	—	—	16,659
Total Liabilities	$22,960	$6,301	$—	$16,659

(1)	The marketable securities are held through our officer deferred compensation plans.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

8.	FAIR VALUE MEASUREMENTS - Continued

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets:
Tax Increment Financing Bonds
Beginning balance as of June 30, 2008	$—
Transfer into Level 3	20,541
Unrealized loss included in AOCL	(1,751)
Ending balance as of September 30, 2008	$18,790

Liabilities:
Harborview Financing Obligation
Beginning balance as of June 30, 2008	$16,620
Payments on financing obligation	(419)
Financing obligation (interest expense)	458
Ending balance as of September 30, 2008	$16,659

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets:
Tax Increment Financing Bonds
Beginning balance as of December 31, 2007	$—
Transfer into Level 3	20,541
Unrealized loss included in AOCL	(1,751)
Ending balance as of September 30, 2008	$18,790

Liabilities:
Harborview Financing Obligation
Beginning balance as of December 31, 2007	$16,566
Payments on financing obligation	(1,219)
Financing obligation (interest expense)	1,312
Ending balance as of September 30, 2008	$16,659

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.	DISCONTINUED OPERATIONS

As part of our business strategy, we from time to time selectively dispose of non-core properties in order to use the net proceeds for investments, for repayment of debt and/or retirement of Preferred Units, or other purposes. The table below sets forth the net operating results of those assets classified as discontinued operations in our Consolidated Financial Statements. Those assets classified as discontinued operations comprise 1.8 million square feet of office and industrial properties and 13 rental residential units sold during 2007 and the nine months ended September 30, 2008. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from our ongoing operations to discontinued operations, and we will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Rental and other revenues	$70	$3,285	$1,936	$10,108
Operating expenses:
Rental property and other expenses	17	1,610	839	4,800
Depreciation and amortization	—	773	233	2,474
Total operating expenses	17	2,383	1,072	7,274
Other income	—	4	3	23
Income from discontinued operations	53	906	867	2,857
Net gains on sales of discontinued operations	3,137	6,617	11,890	26,463
Total discontinued operations	$3,190	$7,523	$12,757	$29,320

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10.	EARNINGS PER UNIT

The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic income per unit:
Numerator:
Income from continuing operations	$12,306	$4,894	$35,072	$49,185
Preferred Unit distributions	(2,451)	(2,680)	(8,127)	(10,639)
Excess of Preferred Unit redemption/repurchase costs over carrying value	(108)	(842)	(108)	(2,285)
Income from continuing operations available for common unitholders	9,747	1,372	26,837	36,261
Income from discontinued operations	3,190	7,523	12,757	29,320
Net income available for common unitholders	$12,937	$8,895	$39,594	$65,581
Denominator:
Denominator for basic earnings per unit – weighted average units (1)	62,016	60,280	60,925	60,201
Basic earnings per unit:
Income from continuing operations	$0.16	$0.02	$0.44	$0.60
Income from discontinued operations	0.05	0.13	0.21	0.49
Net income	$0.21	$0.15	$0.65	$1.09
Diluted income per unit:
Numerator:
Income from continuing operations	$12,306	$4,894	$35,072	$49,185
Preferred Unit distributions	(2,451)	(2,680)	(8,127)	(10,639)
Excess of Preferred Unit redemption/repurchase costs over carrying value	(108)	(842)	(108)	(2,285)
Income from continuing operations available for common unitholders	9,747	1,372	26,837	36,261
Income from discontinued operations	3,190	7,523	12,757	29,320
Net income available for common unitholders	$12,937	$8,895	$39,594	$65,581
Denominator:
Denominator for basic earnings per unit – adjusted weighted average units (1)	62,016	60,280	60,925	60,201
Add:
Employee and director stock options and warrants	302	494	336	744
Unvested restricted stock	211	213	195	257
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversions (2)	62,529	60,987	61,456	61,202
Diluted earnings per unit:
Income from continuing operations	$0.16	$0.02	$0.43	$0.59
Income from discontinued operations	0.05	0.13	0.21	0.48
Net income	$0.21	$0.15	$0.64	$1.07

(1)	Weighted average units exclude shares of unvested restricted stock pursuant to SFAS No. 128, “Earnings per Share.”
(2)

Options and warrants aggregating 328,000 and 177,000 units were outstanding during the three months ended September 30, 2008 and 2007, respectively, and 175,000 and 141,000 units were outstanding during the nine months ended September 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per unit because the exercise prices of the options and warrants were higher than the average market price of Common Stock during these periods.

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

The accounting policies of the segments are the same as those described in Note 1 included herein. Further, all operations are within the United States and, at September 30, 2008, no tenant of the Wholly Owned Properties comprised more than 7.6% of our consolidated revenues.

The following table summarizes the rental income, net operating income and assets for each reportable segment for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Rental and Other Revenues: (1) (2)
Office:
Atlanta, GA	$11,751	$10,400	$34,950	$31,347
Greenville, SC	3,553	3,232	10,296	9,732
Kansas City, MO	3,989	3,820	11,555	10,703
Memphis, TN	6,349	5,991	18,848	17,991
Nashville, TN	16,152	13,257	47,825	39,495
Orlando, FL	2,279	1,615	6,457	4,796
Piedmont Triad, NC	6,266	6,834	19,136	19,968
Raleigh, NC	17,487	16,092	53,310	47,104
Richmond, VA	11,767	11,516	35,809	33,385
Tampa, FL	16,801	15,427	49,467	45,770
Other	685	465	1,720	1,889
Total Office Segment	97,079	88,649	289,373	262,180
Industrial:
Atlanta, GA	3,828	3,939	11,756	11,728
Kansas City, MO	5	5	15	15
Piedmont Triad, NC	3,723	3,410	11,030	10,118
Total Industrial Segment	7,556	7,354	22,801	21,861
Retail:
Kansas City, MO	11,021	11,130	32,370	32,863
Piedmont Triad, NC	253	149	708	406
Total Retail Segment	11,274	11,279	33,078	33,269
Residential:
Kansas City, MO	298	298	902	878
Total Residential Segment	298	298	902	878
Total Rental and Other Revenues	$116,207	$107,580	$346,154	$318,188

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.	SEGMENT INFORMATION - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Operating Income: (1) (2)
Office:
Atlanta, GA	$6,762	$6,549	$21,789	$20,133
Greenville, SC	2,153	1,896	6,324	5,907
Kansas City, MO	2,324	2,208	6,548	5,960
Memphis, TN	3,925	3,332	11,395	10,345
Nashville, TN	10,790	8,183	31,930	25,229
Orlando, FL	1,224	1,415	3,644	3,287
Piedmont Triad, NC	3,947	4,663	12,012	12,624
Raleigh, NC	11,940	9,760	36,258	30,247
Richmond, VA	7,685	8,145	23,957	23,307
Tampa, FL	10,083	9,346	30,053	27,629
Other	398	57	854	570
Total Office Segment	61,231	55,554	184,764	165,238
Industrial:
Atlanta, GA	2,777	2,975	8,677	8,963
Kansas City, MO	3	3	7	7
Piedmont Triad, NC	2,759	2,616	8,496	7,820
Total Industrial Segment	5,539	5,594	17,180	16,790
Retail:
Kansas City, MO	6,936	7,461	20,754	21,763
Piedmont Triad, NC	203	139	577	334
Raleigh, NC	(20)	(26)	(67)	(64)
Total Retail Segment	7,119	7,574	21,264	22,033
Residential:
Kansas City, MO	153	183	505	488
Total Residential Segment	153	183	505	488
Total Net Operating Income	74,042	68,905	223,713	204,549
Reconciliation to income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(32,109)	(31,891)	(94,359)	(90,476)
Impairment of assets held for use	—	(789)	—	(789)
General and administrative expense	(8,885)	(9,649)	(29,509)	(31,577)
Interest expenses	(24,492)	(25,325)	(74,128)	(74,192)
Interest and other income	1,019	1,469	3,425	5,083
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	$9,575	$2,720	$29,142	$12,598

(1)	Net of discontinued operations.
(2)	The Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan areas.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.	SUBSEQUENT EVENTS

In October 2008, we acquired a 135,000 square foot office building in Memphis, Tennessee in exchange for 183,587 Common Units and the assumption of $7.8 million of 8.15% secured debt, which will be recorded at fair value, that matures in February 2016. We expect to incur or have incurred approximately $1.7 million of near-term building improvements and other costs related to this acquisition.

In October 2008, we entered into a floating-to-fixed interest rate swap with PNC Bank, N.A. for a one-year period with respect to an aggregate of $25.0 million of borrowings outstanding under our $137.5 million term loan. This swap fixes the underlying LIBOR rate upon which interest on such borrowings are based at 2.35%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Operating Partnership is managed by its sole general partner, the Company, a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts substantially all of its activities through the Operating Partnership. The partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of, all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership. As of September 30, 2008, we owned or had an interest in 383 in-service office, industrial and retail properties, encompassing 34.8 million square feet, which includes six in-service office, industrial and retail development properties that had not yet reached 95% stabilized occupancy aggregating 1.3 million square feet, and 514 rental residential units. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

•

difficulties in obtaining additional capital to satisfy our future cash needs or increases in interest rates could adversely impact our ability to fund important business initiatives and increase our debt service costs;

•

we may not be able to meet our liquidity requirements or obtain capital on favorable terms to fund our working capital needs and growth initiatives or to repay or refinance outstanding debt upon maturity;

•

in light of the current dislocations in the credit markets, one or more of our banking partners could suffer unexpected financial difficulties that cause them to default on their obligations under our existing revolving credit facility and/or revolving construction facility, which would make it difficult for us to meet our short- and long-term liquidity needs;

•	we could lose key executive officers; and

•	our southeastern and midwestern markets may suffer declines in economic growth.

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2007 Annual Report on Form 10-K.

Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

In accordance with SFAS No. 144 and as described in Note 9 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2007 and the first nine months of 2008 or were held for sale at September 30, 2008. There were no properties sold during 2007 and the first nine months of 2008 that did not meet the conditions as stipulated by SFAS No. 144.

Three Months Ended September 30, 2008 and 2007

The following table sets forth information regarding our unaudited results of operations for the three months ended September 30, 2008 and 2007 ($ in millions):

	Three Months Ended September 30,		2008 to 2007
	2008	2007	$ Change	% of Change
Rental and other revenues	$116.2	$107.6	$8.6	8.0%
Operating expenses:
Rental property and other expenses	42.2	38.7	3.5	9.0
Depreciation and amortization	32.1	31.9	0.2	0.6
Impairment of assets held for use	-	0.8	(0.8)	(100.0)
General and administrative	8.9	9.6	(0.7)	(7.3)
Total operating expenses	83.2	81.0	2.2	2.7
Interest expenses:
Contractual	23.0	23.7	(0.7)	(3.0)
Amortization of deferred financing costs	0.7	0.6	0.1	16.7
Financing obligations	0.7	1.0	(0.3)	(30.0)
	24.4	25.3	(0.9)	(3.6)
Other income:
Interest and other income	1.0	1.4	(0.4)	(28.6)
	1.0	1.4	(0.4)	(28.6)
Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	9.6	2.7	6.9	255.6
Net gains on disposition of property	1.7	1.1	0.6	54.5
Minority interest	(0.2)	(0.1)	(0.1)	(100.0)
Equity in earnings of unconsolidated affiliates	1.2	1.2	-	-
Income from continuing operations	12.3	4.9	7.4	151.0
Discontinued operations:
Income from discontinued operations	0.1	0.9	(0.8)	(88.9)
Net gains on sales of discontinued operations	3.1	6.6	(3.5)	(53.0)
	3.2	7.5	(4.3)	(57.3)
Net income	15.5	12.4	3.1	25.0
Distributions on preferred units	(2.5)	(2.7)	0.2	7.4
Excess of preferred unit redemption/repurchase cost over carrying value	(0.1)	(0.8)	0.7	87.5
Net income available for common unitholders	$12.9	$8.9	$4.0	44.9%

Rental and Other Revenues

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

Rental and other revenues increased $8.6 million in the third quarter of 2008 compared to 2007 primarily as a result of the contribution from developed properties placed in service in 2007 and the first nine months of 2008 and higher same property rental revenue, driven by higher average occupancy, in certain locations in 2008 as compared to 2007.

Operating Expenses

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

Rental property and other expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $3.5 million in the third quarter of 2008 compared to the third quarter of 2007, primarily as a result of the additional operating expenses of developed properties placed in service in 2007 and the nine months ended September 30, 2008 and general inflationary increases in certain operating expenses, such as utility costs, insurance costs and real estate taxes.

Rental and other revenues less rental property and other expenses increased $5.1 million in 2008 compared to 2007. This is primarily the result of higher margins on development properties and higher revenues from higher average occupancy.

In the third quarter of 2007, one land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, impairment of assets held for use of $0.8 million was recorded in the third quarter of 2007.

The $0.7 million decrease in general and administrative expenses is primarily related to lower external audit and legal fees and a decrease in the adjustment related to our deferred compensation liability.

Interest Expenses

Interest expense depends primarily upon the amount of our borrowings, the weighted average interest rates on our debt and the amount of interest capitalized on development projects.

The $0.7 million decrease in contractual interest expense is primarily the result of a decrease in average borrowings in 2008 compared to 2007 and a decrease in weighted average interest rates on outstanding debt, offset by a decrease in capitalized interest of $0.6 million for the third quarter of 2008 compared to the third quarter of 2007.

Net Gains on Disposition of Property

Net gains on dispositions of properties not classified as discontinued operations was $1.7 million and $1.1 million for the three months ended September 30, 2008 and 2007, respectively. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $3.2 million and $7.5 million as discontinued operations for the three months ended September 30, 2008 and 2007, respectively. These amounts relate to 1.8 million square feet of office and industrial properties and 13 rental residential units sold during 2007 and the nine months ended September 30, 2008. These amounts include net gains on the sale of these properties of $3.1 million and $6.6 million in the three months ended September 30, 2008 and 2007, respectively.

Nine Months Ended September 30, 2008 and 2007

The following table sets forth information regarding our unaudited results of operations for the nine months ended September 30, 2008 and 2007 ($ in millions):

	Nine Months Ended September 30,		2008 to 2007
	2008	2007	$ Change	% of Change
Rental and other revenues	$346.2	$318.2	$28.0	8.8%
Operating expenses:
Rental property and other expenses	122.4	113.6	8.8	7.7
Depreciation and amortization	94.4	90.5	3.9	4.3
Impairment of assets held for use	-	0.8	(0.8)	(100.0)
General and administrative	29.5	31.6	(2.1)	(6.6)
Total operating expenses	246.3	236.5	9.8	4.1
Interest expenses:
Contractual	69.8	69.4	0.4	0.6
Amortization of deferred financing costs	2.0	1.8	0.2	11.1
Financing obligations	2.3	3.0	(0.7)	(23.3)
	74.1	74.2	(0.1)	(0.1)
Other income:
Interest and other income	3.4	5.1	(1.7)	(33.3)
	3.4	5.1	(1.7)	(33.3)
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	29.2	12.6	16.6	131.7
Net gains on disposition of property	1.8	20.2	(18.4)	(91.1)
Gain from property insurance settlement	—	4.1	(4.1)	(100.0)
Minority interest	(0.6)	(0.5)	(0.1)	(20.0)
Equity in earnings of unconsolidated affiliates	4.7	12.7	(8.0)	(63.0)
Income from continuing operations	35.1	49.1	(14.0)	(28.5)
Discontinued operations:
Income from discontinued operations	0.8	2.9	(2.1)	(72.4)
Net gains on sales of discontinued operations	11.9	26.5	(14.6)	(55.1)
	12.7	29.4	(16.7)	(56.8)
Net income	47.8	78.5	(30.7)	(39.1)
Distributions on preferred units	(8.1)	(10.6)	2.5	23.6
Excess of preferred unit redemption/repurchase cost over carrying value	(0.1)	(2.3)	2.2	95.7
Net income available for common unitholders	$39.6	$65.6	$(26.0)	(39.6)%

Rental and Other Revenues

Rental and other revenues increased $28.0 million in the first nine months of 2008 compared to 2007 primarily as a result of the contribution from developed properties placed in service in 2007 and the first nine months of 2008 and higher same property rental revenue, driven by higher average occupancy, in certain locations in 2008 as compared to 2007.

Operating Expenses

Rental property and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $8.8 million in the first nine months of 2008 compared to the first nine months of 2007, primarily as a result of the additional operating expenses of developed properties placed in service in 2007 and the nine months ended September 30, 2008 and general inflationary increases in certain operating expenses, such as utility costs, insurance costs and real estate taxes.

Rental and other revenues less rental property and other operating expenses increased $19.2 million in 2008 compared to 2007. This is primarily the result of higher margins on development properties and higher revenues from higher average occupancy.

The $3.9 million increase in depreciation and amortization is primarily a result of the contribution from development properties placed in service in 2007 and the nine months ended September 30, 2008 and an increase in building improvements, tenant improvements and deferred leasing costs related to those buildings placed in service.

In the nine months ended September 30, 2007, one land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, impairment of assets held for use of $0.8 million was recorded in the nine months ended September 30, 2007.

The $2.1 million decrease in general and administrative expenses is primarily related to lower external legal and audit fees, lower condominium marketing costs and a decrease in the adjustment related to our deferred compensation liability. These decreases are partially offset by higher compensation related costs.

Financing Obligation

The $0.7 million decrease in financing obligations is primarily the result of lower fair market amortization and interest expense for the first nine months of 2008 compared to the first nine months of 2007.

Other Income

The $1.7 million decrease in interest and other income is primarily related to a decrease in income from 2007 to 2008 related to our investments in marketable securities which we use to pay benefits under our deferred compensation plan, offset by interest income from our investment in TIF bonds.

Net Gains on Disposition of Property; Gain from Property Insurance Settlement; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations was $1.8 million and $20.2 million for the nine months ended September 30, 2008 and 2007, respectively. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period.

In the first nine months of 2007, we recorded a $4.1 million gain from finalization of a prior year insurance claim.

Equity in earnings of unconsolidated affiliates decreased $8.0 million from 2007. The decrease primarily resulted from the sale of certain properties and recognition of a substantial lease termination fee in certain of our unconsolidated affiliates.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $12.7 million and $29.4 million as discontinued operations for the nine months ended September 30, 2008 and 2007, respectively. These amounts relate to 1.8 million square feet of office and industrial properties and 13 rental residential units sold during 2007 and the nine months ended September 30, 2008. These amounts include net gains on the sale of these properties of $11.9 million and $26.5 million in the nine months ended September 30, 2008 and 2007, respectively.

Distributions on Preferred Units and Excess of Preferred Unit Redemption/Repurchase Cost Over Carrying Value

Preferred unit distributions decreased $2.5 million due to the reduction in outstanding Preferred Unit balances in 2007 and 2008. In addition, net income available for common unitholders was reduced by $0.1 million and $2.3 million in the nine months ended September 30, 2008 and 2007, respectively, related to the excess of redemption cost over the net carrying value of Preferred Units.

LIQUIDITY AND CAPITAL RESOURCES

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

Our revolving credit facility, the term loan and the indenture that governs our outstanding notes require us to comply with customary operating covenants and various financial and operating ratios. As a result, to ensure that we do not violate the provisions of these debt instruments, we may from time to time be limited in undertaking certain activities that may otherwise be in our best interest, such as repurchasing partnership units, acquiring additional assets or increasing the total amount of our debt. We review our current and expected operating results, financial condition and planned strategic actions on an ongoing basis for the purpose of monitoring our continued compliance with these covenants and ratios. Any unwaived event of default could result in an acceleration of some or all of our debt, severely restrict our ability to incur additional debt to fund short- and long-term cash needs or result in higher interest expense.

If any of our lenders ever accelerated outstanding debt due to an event of default, we would not be able to borrow any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations. If our debt cannot be paid, refinanced or extended at maturity or upon acceleration, in addition to our failure to repay our debt, we may not be able to make distributions to unitholders at expected levels or at all. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense would adversely affect our cash flows and ability to pay distributions to unitholders. Any such refinancing could also impose tighter financial ratios and other covenants that would restrict our ability to take actions that would otherwise be in our best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions.

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

We also may sell additional Common Units or Preferred Units to fund additional growth or to reduce our debt. In addition, we may from time to time use available funds to redeem Common Units and Preferred Units for cash.

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first nine months of 2008 as compared to the first nine months of 2007 (in thousands):

	Nine Months Ended September 30,
	2008	2007	Change
Cash Provided By Operating Activities	$128,188	$120,725	$7,463
Cash Used In Investing Activities	(128,601)	(99,071)	(29,530)
Cash Provided by/(Used In) Financing Activities	10,780	(33,935)	44,715
Total Cash Flows	$10,367	$(12,281)	$22,648

The increase of $7.5 million in cash provided by operating activities in 2008 compared to 2007 was primarily the result of higher cash flows from net income as adjusted for depreciation and amortization, net gains on disposition of properties, a gain from a property insurance settlement, minority interest, equity in earnings of unconsolidated affiliates and distributions of earnings from unconsolidated affiliates, which resulted in a $17.7 million increase in cash provided by operating activities. Partially offsetting this increase was the net change in operating assets and liabilities, which resulted in a $8.9 million decrease in cash provided by operating activities.

The increase of $29.5 million in cash used in investing activities in 2008 compared to 2007 was primarily a result of a decrease in proceeds from disposition of real estate assets and distributions of capital from unconsolidated affiliates and an increase in contributions to unconsolidated affiliates. Partially offsetting these changes were a decrease in additions to real estate assets and deferred leasing costs and an increase in changes in restricted cash and other investing activities.

The increase of $44.7 million in cash provided by/(used in) financing activities in 2008 compared to 2007 was primarily a result of an increase in net proceeds from the issuance of Common Units, an increase in borrowings on our revolving credit facility, a decrease in redemption/repurchase of Preferred Units and a decrease in cash paid for repurchase of Common Units. Partially offsetting these changes was a decrease in borrowings on mortgages and notes payable and an increase in repayments of mortgages and notes payable.

Capitalization

Our total indebtedness at September 30, 2008 was approximately $1.6 billion and was comprised of $670.0 million of secured indebtedness with a weighted average interest rate of 6.49% and $919.0 million of unsecured indebtedness with a weighted average interest rate of 5.85%. As of September 30, 2008, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of $1.1 billion.

We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

Recent Developments

In October 2008, we acquired a 135,000 square foot office building in Memphis, Tennessee in exchange for 183,587 Common Units and the assumption of $7.8 million of 8.15% secured debt, which will be recorded at fair value, that matures in February 2016. We expect to incur or have incurred approximately $1.7 million of near-term building improvements and other costs related to this acquisition.

In October 2008, we entered into a floating-to-fixed interest rate swap with PNC Bank, N.A. for a one-year period with respect to an aggregate of $25.0 million of borrowings outstanding under our $137.5 million term loan. This swap fixes the underlying LIBOR rate upon which interest on such borrowings are based at 2.35%.

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

The following table sets forth more detailed information about our ratio and covenant compliance under our indenture as of September 30, 2008. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our indenture, including definitions of certain relevant terms, see the indenture governing our unsecured notes which is incorporated by reference in our 2007 Annual Report on Form 10-K.

September 30, 2008
Overall Debt Less Than or Equal to 60% of Adjusted Total Assets	45.3%
Secured Debt Less Than or Equal to 40% of Adjusted Total Assets	19.1%
Income Available for debt service Greater Than 1.50 times Annual Service Charge	2.8
Total Unencumbered Assets Greater Than 200% (150% for the bonds issued in March 2007) of Unsecured Debt	266%

Financing and Investments Activity

On September 12, 2008, the Company sold 5.5 million shares of Common Stock for net proceeds of $195.0 million. As required by the terms of the partnership agreement of the Operating Partnership, the net proceeds from the offering were contributed to the Operating Partnership in exchange for 5.5 million additional Common Units. In September 2008, a portion of the net proceeds of the offering were used to repurchase 53,845 outstanding 8 5/8% Series A Cumulative Redeemable Preferred Shares for an aggregate purchase price of $52.5 million. The remaining net proceeds from the offering were used to reduce the amount of borrowings outstanding under our revolving credit facility.

Our $450.0 million unsecured revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, we have an option to extend the maturity date by one additional year. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The interest rate would increase to LIBOR plus 140 or 155 basis points if our credit rating were to fall below investment grade according to two of three credit rating agencies. As of September 30, 2008, we had $132.5 million borrowed on this revolving credit facility. Our revolving credit facility is syndicated as follows (in thousands):

Name of Lender	Total Commitment	Amount Outstanding at September 30, 2008	Unfunded Commitment at September 30, 2008
Bank of America, N.A.	$50,000	$14,722	$35,278
Branch Banking and Trust Co.	50,000	14,722	35,278
Wachovia Bank, N.A.	50,000	14,722	35,278
Wells Fargo Bank, N.A.	50,000	14,722	35,278
Emigrant Bank	35,000	10,306	24,694
Eurolypo AG, New York Branch	35,000	10,306	24,694
PNC Bank, N.A.	30,000	8,833	21,167
Regions Bank	30,000	8,833	21,167
Comerica Bank	25,000	7,361	17,639
RBC Bank	25,000	7,361	17,639
Union Bank of California, N.A.	25,000	7,361	17,639
US Bank	20,000	5,890	14,110
First Horizon Bank	15,000	4,417	10,583
Chevy Chase Bank	10,000	2,944	7,056
Total	$450,000	$132,500	$317,500

The unfunded commitment in the table above includes $1.6 million in outstanding letters of credit, which effectively reduces the availability under our revolving credit facility to $315.9 million as of September 30, 2008.

On February 1, 2008, we paid off at maturity $100.0 million of 7.13% unsecured notes using borrowings under our revolving credit facility. On February 26, 2008, we closed a $137.5 million three-year term loan that bears interest at LIBOR plus 110 basis points. The interest rate would increase to LIBOR plus 160 basis points if our credit rating were to fall below investment grade according to two of three credit rating agencies. Proceeds from this loan were used to reduce the outstanding borrowings under our revolving credit facility and for short-term investments.

In July 2008, REES, a consolidated joint venture (see Note 1 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K), fully repaid the remaining $17.5 million outstanding under a secured construction loan.

In March 2008, we and an affiliate of DLF formed a new joint venture, Highwoods DLF Forum, LLC, in which we have a 25.0% ownership interest. On April 3, 2008, Highwoods DLF Forum, LLC acquired The Forum, which is a 635,000 square foot office park in Raleigh, North Carolina, for $113 million. We contributed $12.3 million to Highwoods DLF Forum, LLC and, simultaneously with the acquisition of The Forum, the joint venture obtained a $67.5 million secured loan. We are the property manager and leasing agent for the office park and receive customary management fees and leasing commissions. We account for this unconsolidated joint venture using the equity method of accounting.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, unitholder distributions, any guarantee obligations and recurring capital expenditures. In addition, we could incur tenant improvement costs and lease commissions related to any releasing of vacant space. As of September 30, 2008, other than principal amortization on certain secured loans, we have no outstanding debt that matures prior to the end of 2008.

We generally expect to fund our short-term liquidity needs through a combination of available working capital, cash flows from operations and borrowings under our revolving credit facility and revolving construction facilities (which had $315.9 million and $72.2 million of availability, respectively, as of September 30, 2008). We regularly evaluate the financial condition of our banking partners using publicly available information, particularly in light of the current dislocations in the credit market. Based on this review, we currently expect our banking partners, which are major financial institutions, to perform their obligations under our existing facilities.

Our long-term liquidity needs generally include the funding of capital expenditures to lease space to our customers, maintain the quality of our existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects were $95.3 million at September 30, 2008. A significant portion of these future expenditures are currently subject to binding contractual arrangements. Our long-term liquidity needs also include the funding of development projects, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under our revolving credit facility and long-term unsecured debt.

Our goal is to maintain a conservative and flexible balance sheet. Accordingly, we expect to meet our long-term liquidity needs through a combination of:

•	borrowings under unsecured financing arrangements that we may obtain, such as the issuance of unsecured debt securities;

•	the issuance of equity securities by the Company and the Operating Partnership;

•	borrowings under other secured mortgages or construction loans that we may obtain;

•	the selective disposition of non-core assets; and

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

As of September 30, 2008, our unconsolidated joint ventures had $838.3 million of total assets and $643.8 million of total liabilities as reflected in their financial statements. At September 30, 2008, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 38.0%. During the nine months ended September 30, 2008, these unconsolidated joint ventures earned $8.9 million of total net income of which our share, after appropriate purchase accounting and other adjustments, was $4.7 million.

As of September 30, 2008, our unconsolidated joint ventures had $606.1 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 15 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.

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

In January 2008, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our revolving credit facility or other floating rate debt. These swaps fix the underlying LIBOR rate upon which interest on such borrowings is based at 3.3% for $30.0 million of borrowings and 3.2% for $20.0 million of borrowings. The counterparty under the $30.0 million swap is PNC Bank and the counterparty under the $20.0 million swap is Bank of America. These swaps were designated as hedges under SFAS No. 133. Accordingly, the swaps are being accounted for as cash flow hedges.

In April 2008, we entered into an additional floating-to-fixed interest rate swap for a two-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.5%. The counterparty under this swap is Bank of America. The swap was designated as a hedge under SFAS No. 133. Accordingly, the swap is being accounted for as a cash flow hedge.

CRITICAL ACCOUNTING ESTIMATES

There were no changes to the critical accounting policies made by management in the nine months ended September 30, 2008, except as set forth in Note 1 to the Consolidated Financial Statements under “Impact of Newly Adopted and Issued Accounting Standards.” For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2007 Annual Report on Form 10-K.

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

As of September 30, 2008, we had $1,287.0 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at September 30, 2008 was $1,180.0 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of September 30, 2008 would decrease by $48.6 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of September 30, 2008 would increase by $51.7 million.

As of September 30, 2008, we had $302.0 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower during the 12 months ended September 30, 2008, our interest expense relating to this debt would increase or decrease by approximately $3.0 million (excluding the offsetting impact, if any, of interest rate swaps in effect with respect to $100.0 million of such debt as of such date).

As of September 30, 2008, we had floating-to-fixed interest rate swaps with respect to an aggregate of $100.0 million of borrowings outstanding under our revolving credit facility. The swaps fix the underlying LIBOR rate under which interest on such borrowings is based at a weighted average of 2.88%. If LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps as of September 30, 2008 would decrease or increase by $837,000 and $815,000, respectively.

In addition, we are exposed to certain losses in the event of nonperformance by the counterparties, which are PNC Bank, N.A. and Bank of America, N.A., under the swaps. We regularly evaluate the financial condition of our counterparties using publicly available information, particularly in light of the current dislocations in the credit market. Based on this review, we currently expect the counterparties, which are major financial institutions, to perform fully under the swaps. However, if a counterparty defaults on its obligations under the swap, we could be required to pay the full rates on the applicable debt, even if such rates were in excess of the rate in the contract.

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

There were no changes in our internal control over financial reporting during the third quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description

1.1	Underwriting Agreement (filed as part of the Company’s Current Report on Form 8-K dated September 12, 2008)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWOODS REALTY LIMITED PARTNERSHIP
By: Highwoods Properties, Inc., its sole general partner
By:	/s/ TERRY L. STEVENS
Terry L. Stevens
Senior Vice President and Chief Financial Officer

Date: November 12, 2008