Form 10-Q
period 2009-03-31
HIGHWOODS REALTY LTD PARTNERSHIP; HIGHWOODS PROPERTIES INC
filed 2009-05-08
CIK 941713, 921082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

______________

HIGHWOODS PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	001-13100	56-1871668
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

HIGHWOODS REALTY LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

North Carolina	000-21731	56-1869557
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

3100 Smoketree Court, Suite 600

Raleigh, NC 27604

(Address of principal executive offices) (Zip Code)

919-872-4924

(Registrants’ telephone number, including area code)

______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Highwoods Properties, Inc. Yes ☒	No ☐	Highwoods Realty Limited Partnership Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Highwoods Properties, Inc. Yes ☐	No ☐	Highwoods Realty Limited Partnership Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Securities Exchange Act.

Highwoods Properties, Inc.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Highwoods Realty Limited Partnership

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).

Highwoods Properties, Inc. Yes ☐	No ☒	Highwoods Realty Limited Partnership Yes ☐	No ☒

The Company had 63,814,615 shares of common stock outstanding as of May 1, 2009.

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	2

HIGHWOODS PROPERTIES, INC.:

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3
Consolidated Statements of Income for the three months ended March 31, 2009 and 2008	4
Consolidated Statement of Equity for the three months ended March 31, 2009	5
Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	6
Notes to Consolidated Financial Statements	8

HIGHWOODS REALTY LIMITED PARTNERSHIP:

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	23
Consolidated Statements of Income for the three months ended March 31, 2009 and 2008	24
Consolidated Statement of Equity for the three months ended March 31, 2009	25
Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	26
Notes to Consolidated Financial Statements	28
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	41
Disclosure Regarding Forward-Looking Statements	41
Results of Operations	42
Liquidity and Capital Resources	44
Critical Accounting Estimates	49
Funds From Operations	49
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52
ITEM 4. CONTROLS AND PROCEDURES	52

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS	53

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

HIGHWOODS PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
Assets:
Real estate assets, at cost:
Land	$354,629	$352,872
Buildings and tenant improvements	2,831,001	2,819,844
Development in process	70,808	61,938
Land held for development	98,946	98,946
	3,355,384	3,333,600
Less-accumulated depreciation	(734,944)	(714,224)
Net real estate assets	2,620,440	2,619,376
For-sale residential condominiums	21,423	24,284
Real estate and other assets, net, held for sale	1,242	1,242
Cash and cash equivalents	7,757	13,757
Restricted cash	2,781	2,258
Accounts receivable, net of allowance of $2,104 and $1,281, respectively	16,748	23,687
Notes receivable, net of allowance of $400 and $459, respectively	3,447	3,602
Accrued straight-line rents receivable, net of allowance of $2,274 and $2,082, respectively	81,513	79,979
Investment in unconsolidated affiliates	67,677	67,723
Deferred financing and leasing costs, net of accumulated amortization of $54,554 and $52,586, respectively	71,607	73,216
Prepaid expenses and other assets	36,015	37,046
Total Assets	$2,930,650	$2,946,170

Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,619,276	$1,604,685
Accounts payable, accrued expenses and other liabilities	121,285	135,609
Financing obligations	34,509	34,174
Total Liabilities	1,775,070	1,774,468
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	87,119	111,278
Stockholders' Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,092 shares issued and outstanding at both March 31, 2009 and December 31, 2008	29,092	29,092
8.000% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 2,100,000 shares issued and outstanding at both March 31, 2009 and December 31, 2008	52,500	52,500
Common stock, $.01 par value, 200,000,000 authorized shares;
63,762,575 and 63,571,705 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	638	636
Additional paid-in capital	1,640,174	1,616,093
Distributions in excess of net earnings	(655,435)	(639,281)
Accumulated other comprehensive loss	(4,698)	(4,792)
Total Stockholders' Equity	1,062,271	1,054,248
Noncontrolling interests in consolidated affiliates	6,190	6,176
Total Equity	1,068,461	1,060,424
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$2,930,650	$2,946,170

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Rental and other revenues	$115,966	$113,428
Operating expenses:
Rental property and other expenses	41,797	38,574
Depreciation and amortization	33,424	30,748
General and administrative	8,315	9,711
Total operating expenses	83,536	79,033
Interest expense:
Contractual	20,579	23,463
Amortization of deferred financing costs	662	638
Financing obligations	735	740
	21,976	24,841
Other income:
Interest and other income	1,007	795
	1,007	795
Income before disposition of property and condominiums and equity in earnings of
unconsolidated affiliates	11,461	10,349
Net gains on disposition of property	19	—
Gains on for-sale residential condominiums	347	—
Equity in earnings of unconsolidated affiliates	1,300	1,989
Income from continuing operations	13,127	12,338
Discontinued operations:
Income from discontinued operations	—	670
Net gains on sales of discontinued operations	73	3,726
	73	4,396
Net income	13,200	16,734
Net income attributable to noncontrolling interests in the Operating Partnership	(694)	(893)
Net income attributable to noncontrolling interests in consolidated affiliates	(18)	(198)
Dividends on preferred stock	(1,677)	(2,838)
Net income available for common stockholders	$10,811	$12,805
Earnings per common share - basic:
Income from continuing operations available for common stockholders	$0.17	$0.15
Income from discontinued operations available for common stockholders	—	0.07
Net income available for common stockholders	$0.17	$0.22
Weighted average common shares outstanding - basic	63,631	57,217
Earnings per common share - diluted:
Income from continuing operations available for common stockholders	$0.17	$0.15
Income from discontinued operations available for common stockholders	—	0.07
Net income available for common stockholders	$0.17	$0.22
Weighted average common shares outstanding - diluted	67,705	61,416
Dividends declared per common share	$0.425	$0.425
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$10,742	$8,696
Income from discontinued operations available for common stockholders	69	4,109
Net income available for common stockholders	$10,811	$12,805

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31, 2009

(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Additional Paid-In Capital	Accum- ulated Other Compre- hensive Loss	Non- Control- ling Interests in Consol-idated Affiliates	Distri- butions in Excess of Net Earnings	Total
Balance at December 31, 2008	63,571,705	$636	$29,092	$52,500	$1,616,093	$(4,792)	$6,176	$(639,281)	$1,060,424
Issuances of Common Stock, net	(38,109)	—	—	—	(895)	—	—	—	(895)
Dividends on Common Stock	—	—	—	—	—	—	—	(26,965)	(26,965)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(1,677)	(1,677)
Adjustment to noncontrolling interests in the Operating Partnership	—	—	—	—	23,136	—	—	—	23,136
Distribution to noncontrolling interest in consolidated affiliates	—	—	—	—	—	—	(4)	—	(4)
Issuances of restricted stock, net	228,979	—	—	—	—	—	—	—	—
Amortization of restricted stock and stock options	—	2	—	—	1,840	—	—	—	1,842
Noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(694)	(694)
Noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	18	(18)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	13,200	13,200
Other comprehensive income	—	—	—	—	—	94	—	—	94
Total comprehensive income									13,294
Balance at March 31, 2009	63,762,575	$638	$29,092	$52,500	$1,640,174	$(4,698)	$6,190	$(655,435)	$1,068,461

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$13,200	$16,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,558	27,358
Amortization of lease commissions	3,866	3,751
Amortization of lease incentives	298	222
Amortization of restricted stock and stock options	1,842	2,227
Amortization of deferred financing costs	662	638
Amortization of accumulated other comprehensive loss	(70)	80
Net gains on disposition of properties	(92)	(3,726)
Gains on disposition of for-sale residential condominiums	(347)	—
Equity in earnings of unconsolidated affiliates	(1,300)	(1,989)
Change in financing obligations	335	225
Distributions of earnings from unconsolidated affiliates	1,257	1,899
Changes in operating assets and liabilities:
Accounts receivable	4,516	2,739
Prepaid expenses and other assets	161	(3,316)
Accrued straight-line rents receivable	(1,534)	(2,403)
Accounts payable, accrued expenses and other liabilities	(6,731)	(23,625)
Net cash provided by operating activities	45,621	20,814
Investing activities:
Additions to real estate assets and deferred leasing costs	(36,923)	(55,532)
Proceeds from disposition of real estate assets	195	6,072
Proceeds from disposition of for-sale residential condominiums	3,180	—
Distributions of capital from unconsolidated affiliates	594	804
Net repayments of notes receivable	155	2,190
Contributions to unconsolidated affiliates	(500)	(841)
Changes in restricted cash and other investing activities	(1,540)	2,387
Net cash used in investing activities	(34,839)	(44,920)
Financing activities:
Dividends on Common Stock	(26,965)	(24,303)
Dividends on Preferred Stock	(1,677)	(2,838)
Distributions to noncontrolling interests in the Operating Partnership	(1,717)	(1,679)
Distributions to noncontrolling interest in consolidated affiliates	(4)	(258)
Net proceeds from the sale of Common Stock	(895)	(686)
Repurchase of Common Units from noncontrolling interests	—	(3,293)
Borrowings on revolving credit facility	91,000	203,200
Repayments of revolving credit facility	(57,000)	(184,100)
Borrowings on mortgages and notes payable	36,551	144,579
Repayments of mortgages and notes payable	(55,964)	(102,459)
Additions to deferred financing costs	(111)	(602)
Net cash (used in)/provided by financing activities	(16,782)	27,561
Net (decrease)/increase in cash and cash equivalents	(6,000)	3,455
Cash and cash equivalents at beginning of the period	13,757	3,140
Cash and cash equivalents at end of the period	$7,757	$6,595

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2009	2008
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $110 and $200 for 2009 and 2008, respectively)	$24,695	$29,977

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net asset acquisitions and dispositions subject to mortgage notes payable and other non-cash transactions.

	Three Months Ended March 31,
	2009	2008
Assets:
Prepaid expenses and other assets	$(34)	$(561)
	$(34)	$(561)

Liabilities:
Accounts payable, accrued expenses and other liabilities	$(198)	$409
	$(198)	$409

Noncontrolling Interests in the Operating Partnership and Equity	$164	$(970)

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(tabular dollar amounts in thousands, except per share data)

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the "Company"), is a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") that operates in the southeastern and midwestern United States. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of March 31, 2009, the Company and/or the Operating Partnership wholly owned: 310 in-service office, industrial and retail properties; 96 rental residential units; 580 acres of undeveloped land suitable for future development, of which 490 acres are considered core holdings; and an additional eight office and industrial properties under development and 66 for-sale residential condominiums.

The Company is the sole general partner of the Operating Partnership. As of March 31, 2009, the Company owned all of the preferred partnership interests (“Preferred Units”) and 63.2 million, or 94.0%, of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining 4.1 million Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As more fully described in Note 10, the Consolidated Statement of Income for the three months ended March 31, 2008 was revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold during 2008 and the first three months of 2009 which qualified for discontinued operations presentation.

Effective January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which defines a noncontrolling interest in a consolidated subsidiary as the portion of the equity in a subsidiary not attributable, directly or indirectly, to the parent and requires noncontrolling interests to be presented as a separate component of capital in the consolidated balance sheet subject to the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”). SFAS No. 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributable to controlling and noncontrolling interests. SFAS No. 160 requires retroactive treatment for all periods presented. Below are the steps we have taken as a result of the implementation of this standard with respect to previously reported amounts:

•

We have reclassified the noncontrolling interests in consolidated affiliates from the mezzanine section of our Consolidated Balance Sheet to equity. This reclassification totaled $6.2 million as of December 31, 2008.

•

Net income attributable to noncontrolling interests in consolidated affiliates and the Operating Partnership are no longer deducted when determining net income. As a result, net income for the three months ended March 31, 2008 increased $1.1 million from the previously reported amounts. The adoption of this standard had no effect on our net income available for common stockholders or our earnings per common share.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

•

As prescribed by EITF D-98, we adjusted noncontrolling interests in the Operating Partnership so that the carrying value equals the greater of historical cost or redemption value and continue to present it in the mezzanine section of our Consolidated Balance Sheets due to its redemption feature, as previously disclosed. As a result, noncontrolling interests in the Operating Partnership as of December 31, 2008 increased $45.6 million from the previously reported amount, with a corresponding decrease to additional paid in capital.

Effective January 1, 2009, we adopted FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). As a result, our weighted average common shares outstanding, basic and diluted, for the three months ended March 31, 2008 were revised from previously reported amounts to include our total number of restricted common shares outstanding. For the three months ended March 31, 2008, weighted average common shares outstanding, basic and diluted, are 487,343 and 365,274 shares higher than previously reported, respectively. Basic earnings per common share for the three months ended March 31, 2008 is $0.01 lower than previously reported. Diluted earnings per common share for the three months ended March 31, 2008 was unchanged from the amount previously reported.

The Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interest holders. All significant intercompany transactions and accounts have been eliminated.

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These consolidated financial statements should be read in conjunction with our 2008 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

We have elected and expect to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is generally permitted to reduce or avoid the payment of federal and state income taxes. To maintain qualification as a REIT, we are required to pay dividends to our stockholders equal to at least 90.0% of our annual REIT taxable income, excluding capital gains. As a REIT, we will not be subject to federal and state income taxes if we distribute at least 100.0% of our taxable income (ordinary income and capital gains, if any) to our stockholders. Under temporary IRS regulations, for 2009, distributions can be paid partially using a REIT’s freely tradable stock so long as stockholders have the option of receiving at least 10% of the total distribution in cash.

Noncontrolling Interests

We adopted SFAS No. 160 on January 1, 2009, as described previously, which establishes accounting and presentation standards for noncontrolling interests in subsidiaries.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Noncontrolling interests in the Operating Partnership in the accompanying Consolidated Financial Statements relates to the ownership by various individuals and entities other than the Company of Common Units in the Operating Partnership. As of March 31, 2009, noncontrolling interests in the Operating Partnership consisted of approximately 4.1 million Common Units. Net income attributable to noncontrolling interests in the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company during the period (as a percent of the total number of outstanding Common Units) to the Operating Partnership’s net income for the period after deducting distributions on Preferred Units. When a noncontrolling unitholder redeems a Common Unit for a share of Common Stock or cash, the noncontrolling interests in the Operating Partnership is reduced and the Company’s share in the Operating Partnership is increased by the fair value of each redeemed security. The following table sets forth noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2009	2008
Beginning noncontrolling interests in the Operating Partnership	$111,278	$119,195
Adjustments to noncontrolling interests in the Operating Partnership	(23,136)	7,623
Redemptions of noncontrolling interest partnership units	—	(3,293)
Net income attributable to noncontrolling interests in the Operating Partnership	694	893
Distributions to noncontrolling interests in the Operating Partnership	(1,717)	(1,679)
Total noncontrolling interests in the Operating Partnership	$87,119	$122,739

Noncontrolling interests in consolidated affiliates relates to our respective joint venture partners’ 50.0% interest in Highwoods-Markel Associates, LLC (“Markel”) and estimated 19.5% economic interest in Plaza Residential, LLC (“Plaza Residential”). Each of our joint venture partners is an unrelated third party. We consolidate Markel since we are the general partner and effectively control the major operating and financial policies of the joint venture. We consolidate Plaza Residential since we own the majority interest in and effectively control the joint venture. The following table sets forth noncontrolling interests in consolidated affiliates:

	Three Months Ended March 31,
	2009	2008
Beginning noncontrolling interests in consolidated affiliates	$6,176	$6,804
Net income attributable to noncontrolling interests in consolidated affiliates	18	198
Distributions to noncontrolling interests in consolidated affiliates	(4)	(258)
Total noncontrolling interests in consolidated affiliates	$6,190	$6,744

Recently Issued Accounting Standards

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”), which requires disclosures of the fair value of financial instruments for interim reporting periods and is effective for interim reporting periods ending after June 15, 2009. We plan to adopt FSP FAS 107-1 on July 1, 2009 and provide disclosures about the fair value of financial instruments for each reporting period subsequent to adoption.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In April 2009, the FASB issued FASB Staff Position FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), which amends the other-than-temporary impairment guidance for debt securities related to the recognition, measurement and disclosure of other-than-temporary impairments and is effective for interim reporting periods ending after June 15, 2009. We plan to adopt FSP FAS 115-2 on July 1, 2009 and do not believe that it will have a material impact on our financial position or results of operations subsequent to adoption.

In April 2009, the FASB issued FASB Staff Position FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides guidance on determining fair value when market activity has decreased and is effective for interim reporting periods ending after June 15, 2009. We plan to adopt FSP FAS 157-4 on July 1, 2009 and do not believe that it will have a material impact on our financial position or results of operations subsequent to adoption.

2.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES

We have retained equity interests ranging from 12.5% to 50.0% in various joint ventures with unrelated third parties. We account for our unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which we use the equity method of accounting are not included in our Consolidated Balance Sheets.

The combined, summarized income statements for our unconsolidated joint ventures were as follows:

	Three Months Ended March 31,
	2009	2008
Income Statements:
Revenues	$38,869	$38,529
Expenses:
Rental property and other expenses	18,640	18,431
Depreciation and amortization	8,872	7,458
Interest expense	8,975	8,487
Total expenses	36,487	34,376
Net income	$2,382	$4,153
Our share of:
Net income (1)	$1,300	$1,989
Depreciation and amortization of real estate assets	$3,250	$2,935
Interest expense	$3,578	$3,529

(1)	Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other related adjustments.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

3.	INVESTMENT ACTIVITIES

Development

Development in process as of March 31, 2009 includes three office properties aggregating 358,000 rentable square feet and 75 acres of vacant land undergoing infrastructure improvements. The aggregate cost, including leasing commissions, of the three buildings currently is expected to be $82.2 million when fully leased and completed, of which $62.2 million had been incurred as of March 31, 2009. The dollar weighted average pre-leasing of these development projects was approximately 71% as of March 31, 2009.

We currently have four office properties and one industrial property recently completed, but not yet stabilized, aggregating 865,000 square feet. We consider the stabilization date to be the earlier of the originally anticipated stabilization date or when 95% occupancy is achieved. The aggregate cost, including leasing commissions, of these properties currently is expected to be $156.2 million when fully leased, of which $139.5 million had been incurred as of March 31, 2009. The dollar weighted average occupancy of these properties was approximately 67% as of March 31, 2009. The components of these properties are included in land, building and tenant improvements and deferred financing and leasing costs in our Consolidated Balance Sheet as of March 31, 2009.

For-Sale Residential Condominiums

In 2007, we and Dominion Partners, LLC formed Plaza Residential. We retained a majority interest in the joint venture, which was formed to develop and sell 139 for-sale residential condominiums constructed above an office tower developed by us in Raleigh, NC. For-sale residential condominiums in our Consolidated Balance Sheets include our completed, but unsold, condominium inventory as of March 31, 2009 and December 31, 2008. For the three months ended March 31, 2009, we sold eight condominiums for net sales proceeds of $3.2 million, and recorded gains of $0.3 million. Net sales proceeds include forfeitures of earnest money deposits of $0.3 million for the three months ended March 31, 2009. We recognize forfeiture of earnest money deposits into income when entitled to claim the forfeited deposit upon legal default. Net income attributable to noncontrolling interests in consolidated affiliates in our Consolidated Statement of Income includes our partner’s economic share of the net income of the joint venture of $(0.2) million for the three months ended March 31, 2009. Our partners’ economic share of net income is negative this period since our estimate of our partner’s economic ownership decreased from 25.0% as of December 31, 2008 to 19.5% as of March 31, 2009. There were no condominium sales or forfeitures of deposits during the three months ended March 31, 2008.

4.	DEFERRED FINANCING AND LEASING COSTS

As of March 31, 2009 and December 31, 2008, we had deferred financing costs of $14.7 million, with related accumulated amortization of $8.4 million and $7.8 million, respectively. As of March 31, 2009 and December 31, 2008, we had deferred leasing costs of $111.5 million and $111.1 million, respectively, with related accumulated amortization of $46.2 million and $44.8 million, respectively. Aggregate amortization expense (included in depreciation and amortization and amortization of deferred financing costs) for these intangibles for the three months ended March 31, 2009 and 2008 was $4.5 million and $4.4 million, respectively.

The estimated aggregate amortization expense for each of the next five succeeding fiscal years is as follows:

Remainder of 2009 subsequent to March 31, 2009	$11,763
2010	$12,930
2011	$10,766
2012	$9,971
2013	$6,624
2014	$4,338

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5.	MORTGAGES AND NOTES PAYABLE

Our consolidated mortgages and notes payable consisted of the following:

	March 31, 2009	December 31, 2008
Secured mortgage loans	$665,747	$655,186
Unsecured loans	953,529	949,499
Total	$1,619,276	$1,604,685

As of March 31, 2009, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.1 billion.

Our $450.0 million unsecured revolving credit facility is scheduled to mature on May 1, 2010. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The interest rate would increase to LIBOR plus 140 or 155 basis points if our credit rating were to fall below investment grade according to two of three major credit rating agencies. Our revolving credit facility had $251.7 million of availability as of March 31, 2009 and had $250.7 million of availability as of May 1, 2009.

Our $70.0 million secured construction facility is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. The interest rate is LIBOR plus 85 basis points. Our secured construction facility had $39.1 million of availability as of March 31, 2009 and had $34.6 million of availability as of May 1, 2009.

In January 2009, we paid off at maturity $50.0 million of 8.125% unsecured notes using borrowings under our revolving credit facility.

In March 2009, we obtained a $20.0 million, three-year unsecured term loan with a bank lender. The interest rate is LIBOR plus 250 basis points, subject to a minimum total interest rate of 3.9%.

Our revolving credit facility, variable rate term loans and the indenture that governs the Operating Partnership’s outstanding notes require us to comply with customary operating covenants and various financial and operating ratios. We and the Operating Partnership are each currently in compliance with all such requirements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6.	SHARE-BASED PAYMENTS

During the three months ended March 31, 2009, we granted under our Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”) 394,044 stock options at an exercise price equal to the closing market price of a share of our common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant date fair value per share of $1.80. During the three months ended March 31, 2009, we also granted 128,384 shares of time-based restricted stock and 99,910 shares of total return-based restricted stock with weighted-average grant date fair values per share of $19.33 and $10.13, respectively. We recorded stock-based compensation expense of $1.8 million and $2.2 million during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was $12.2 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 1.7 years.

7.	DERIVATIVE INSTRUMENTS

To meet, in part, our liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility, construction facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings.

In prior periods, we entered into certain interest rate hedging arrangements which were designated and are being accounted for as cash flow hedges. The effective portion of these arrangements, representing deferred interest expense, was $0.8 million as of March 31, 2009 and is included in Accumulated Other Comprehensive Loss (“AOCL”). This deferred expense will be recognized as an addition to interest expense in the same periods during which interest expense on the hedged financings affects net income. We expect approximately $0.2 million will be recognized as a decrease to interest expense within the next 12 months.

In January 2008, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our revolving credit facility or other floating rate debt. These swaps fix the underlying LIBOR rate upon which interest on such borrowings is based at 3.26% for $30.0 million of borrowings and 3.24% for $20.0 million of borrowings. These swaps were designated and accounted for as cash flow hedges and matured in January 2009.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

7.	DERIVATIVE INSTRUMENTS - Continued

In April 2008, we entered into a floating-to-fixed interest rate swap for a two-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.52%. The counterparty under this swap is Bank of America, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $0.9 million as of March 31, 2009 and is included in AOCL. We expect all of the balance to be recognized as an increase to interest expense within the next 12 months.

In October 2008, we entered into a floating-to-fixed interest rate swap for a one-year period with respect to an aggregate of $25.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.35%. The counterparty under this swap is PNC Bank, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $0.2 million as of March 31, 2009 and is included in AOCL. We expect all of the balance to be recognized as an increase to interest expense within the next 12 months.

8.	OTHER COMPREHENSIVE INCOME/(LOSS)

Other comprehensive income/(loss) represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging and other activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income/(loss) are as follows:

	Three Months Ended March 31,
	2009	2008
Net income	$13,200	$16,734
Other comprehensive income/(loss):
Unrealized loss on tax increment financing bonds	(34)	(561)
Unrealized derivative gains/(losses) on cash-flow hedges	198	(409)
Amortization of past cash flow hedges	(70)	80
Total other comprehensive income/(loss)	94	(890)
Total comprehensive income	$13,294	$15,844

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9.	FAIR VALUE MEASUREMENTS

The following summarizes the three levels of inputs that we use to measure fair value, as well as the assets, mezzanine noncontrolling interests and liabilities that we recognize at fair value using those levels of inputs.

Level 1. Quoted prices in active markets for identical assets or liabilities.

Our Level 1 assets are comprised of investments in marketable securities which we use to pay benefits under our deferred compensation plan. Our Level 1 noncontrolling interests in the Operating Partnership are comprised of Common Units in the Operating Partnership not owned by the Company. Our Level 1 liabilities are our obligations to pay certain deferred compensation plan benefits whereby participants have designated investment options (primarily mutual funds) to serve as the basis for measurement of the notional value of their accounts.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Our Level 2 liabilities are interest rate swaps whose fair value is determined using a pricing model based upon observable market inputs.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 asset is our tax increment financing bond issued by a municipal authority in connection with our construction of a public parking facility that is not routinely traded but whose fair value is determined using an estimate of projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds. These available for-sale securities are carried at estimated fair value in prepaid and other assets with unrealized gains or losses reported in accumulated other comprehensive loss. The estimated fair value as of March 31, 2009 was $2.7 million below the outstanding principal due on the bonds. We have the ability and intent to hold this bond until it recovers in value.

Our Level 3 liability is our SF-HIW Harborview Plaza, LP financing obligation that is not traded but whose fair value is determined using an estimate of discounted cash flows dependent on future leasing assumptions for the property.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9.	FAIR VALUE MEASUREMENTS - Continued

The following tables set forth the assets and liabilities as of March 31, 2009 that we measured at fair value on a recurring basis by level within the fair value hierarchy.

		Fair Value Measurements Using
		Level 1	Level 2	Level 3
	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Marketable securities (in prepaid and other assets) (1)	$4,799	$4,799	$—	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,434	—	—	17,434
Total Assets	$22,233	$4,799	$—	$17,434

Noncontrolling Interests in the Operating Partnership	$87,119	$87,119	$—	$—

Liabilities:
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$1,179	$—	$1,179	$—
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	5,368	5,368	—	—
SF-Harborview Plaza, LP financing obligation	16,934	—	—	16,934
Total Liabilities	$23,481	$5,368	$1,179	$16,934

(1)	The marketable securities are held through our officer deferred compensation plans.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Asset:
Tax Increment Financing Bond
Beginning balance as of December 31, 2008	$17,468
Unrealized loss (in AOCL)	(34)
Ending balance as of March 31, 2009	$17,434

Liability:
SF-Harborview Plaza, LP Financing Obligation
Beginning balance as of December 31, 2008	$16,604
Payments on financing obligation	(110)
Interest expense on financing obligation	440
Ending balance as of March 31, 2009	$16,934

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

10.	DISCONTINUED OPERATIONS

As part of our business strategy, we will from time to time selectively dispose of non-core properties in order to use the net proceeds for investments, for repayment of debt and/or retirement of Preferred Stock, or other purposes. The table below sets forth the net operating results of those assets classified as discontinued operations in our Consolidated Financial Statements. These assets classified as discontinued operations comprise 0.7 million square feet of office and industrial properties and 13 rental residential units sold during 2008 and the three months ended March 31, 2009. The operations of these assets have been reclassified from our ongoing operations to discontinued operations, and we will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended March 31,
	2009	2008
Rental and other revenues	$2	$1,858
Operating expenses:
Rental property and other expenses	2	836
Depreciation and amortization	—	361
Total operating expenses	2	1,197
Other income	—	9
Income before gains on sales of discontinued operations	—	670
Gains on sales of discontinued operations	73	3,726
Total discontinued operations	$73	$4,396

11.	EARNINGS PER SHARE

Effective January 1, 2009, we adopted FSP EITF 03-6-1, which required us to retroactively revise our weighted average common shares outstanding, basic and diluted, to include our total number of restricted common shares outstanding.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.	EARNINGS PER SHARE - Continued

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2009	2008
Earnings per common share - basic:
Numerator:
Income from continuing operations	$13,127	$12,338
Noncontrolling interests in the Operating Partnership	(690)	(606)
Noncontrolling interests in consolidated affiliates	(18)	(198)
Dividends on preferred stock	(1,677)	(2,838)
Income from continuing operations available for common stockholders	10,742	8,696
Income from discontinued operations	73	4,396
Noncontrolling interests in the Operating Partnership from discontinued operations	(4)	(287)
Income from discontinued operations available for common stockholders	69	4,109
Net income available for common stockholders	$10,811	$12,805
Denominator:
Denominator for basic earnings per common share – weighted average shares	63,631	57,217
Earnings per common share - basic:
Income from continuing operations available for common stockholders	$0.17	$0.15
Income from discontinued operations available for common stockholders	—	0.07
Net income available for common stockholders	$0.17	$0.22
Earnings per common share - diluted:
Numerator:
Income from continuing operations	$13,127	$12,338
Noncontrolling interests in consolidated affiliates	(18)	(198)
Dividends on preferred stock	(1,677)	(2,838)
Income from continuing operations available for common stockholders	11,432	9,302
Income from discontinued operations	73	4,396
Net income available for common stockholders	$11,505	$13,698
Denominator:
Denominator for basic earnings per common share – weighted average shares	63,631	57,217
Add:
Employee and director stock options and warrants	7	232
Noncontrolling Common Units	4,067	3,967
Denominator for diluted earnings per common share – adjusted weighted average shares and assumed conversions (1)	67,705	61,416
Earnings per common share - diluted:
Income from continuing operations available for common stockholders	$0.17	$0.15
Income from discontinued operations available for common stockholders	—	0.07
Net income available for common stockholders	$0.17	$0.22

(1)

Options and warrants aggregating 1.4 and 0.4 million shares were outstanding during the three months ended March 31, 2009 and 2008, respectively, but were not included in the treasury method calculation for diluted earnings per common share because the exercise prices of the options and warrants were higher than the average market price of Common Stock during these periods.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12.	SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in Note 1 included herein. All operations are within the United States and, as of March 31, 2009, no tenant of the Wholly Owned Properties comprised more than 7.4% of our consolidated revenues.

The following table summarizes the rental income and net operating income for each reportable segment:

	Three Months Ended March 31,
	2009	2008
Rental and Other Revenues: (1) (2) (3)
Office:
Atlanta, GA	$11,503	$11,557
Greenville, SC	3,639	3,262
Kansas City, MO	3,748	3,684
Memphis, TN	7,034	6,134
Nashville, TN	15,407	14,777
Orlando, FL	2,951	2,407
Piedmont Triad, NC	6,545	6,624
Raleigh, NC	18,354	18,527
Richmond, VA	11,714	11,593
Tampa, FL	16,545	15,830
Total Office Segment	97,440	94,395
Industrial:
Atlanta, GA	3,941	4,087
Piedmont Triad, NC	4,377	3,708
Total Industrial Segment	8,318	7,795
Retail:
Kansas City, MO	9,742	10,795
Piedmont Triad, NC	143	140
Raleigh, NC	30	—
Total Retail Segment	9,915	10,935
Residential:
Kansas City, MO	293	303
Total Residential Segment	293	303
Total Rental and Other Revenues	$115,966	$113,428

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12.	SEGMENT INFORMATION - Continued

	Three Months Ended March 31,
	2009	2008
Net Operating Income: (1) (2) (3)
Office:
Atlanta, GA	$6,975	$7,509
Greenville, SC	2,284	2,050
Kansas City, MO	2,244	2,138
Memphis, TN	4,017	3,526
Nashville, TN	9,838	9,922
Orlando, FL	1,571	1,427
Piedmont Triad, NC	4,168	4,311
Raleigh, NC	12,211	12,828
Richmond, VA	7,993	8,089
Tampa, FL	9,875	9,502
Other	(2)	(21)
Total Office Segment	61,174	61,281
Industrial:
Atlanta, GA	3,058	3,183
Piedmont Triad, NC	3,550	2,927
Total Industrial Segment	6,608	6,110
Retail:
Atlanta, GA	(6)	(5)
Kansas City, MO	6,120	7,194
Piedmont Triad, NC	110	114
Raleigh, NC	2	(23)
Total Retail Segment	6,226	7,280
Residential:
Kansas City, MO	170	194
Raleigh, NC	(9)	(11)
Total Residential Segment	161	183
Total Net Operating Income	74,169	74,854
Reconciliation to income before disposition of property and condominiums and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(33,424)	(30,748)
General and administrative expense	(8,315)	(9,711)
Interest expense	(21,976)	(24,841)
Interest and other income	1,007	795
Income before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	$11,461	$10,349

(1)	Net of discontinued operations.
(2)	The Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.
(3)	The Raleigh market encompasses the Raleigh, Durham, Cary and Research Triangle metropolitan area.

[This page is intentionally left blank]

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except unit and per unit amounts)

	March 31, 2009	December 31, 2008
Assets:
Real estate assets, at cost:
Land	$354,629	$352,872
Buildings and tenant improvements	2,831,001	2,819,844
Development in process	70,808	61,938
Land held for development	98,946	98,946
	3,355,384	3,333,600
Less-accumulated depreciation	(734,944)	(714,224)
Net real estate assets	2,620,440	2,619,376
For-sale residential condominiums	21,423	24,284
Real estate and other assets, net, held for sale	1,242	1,242
Cash and cash equivalents	7,733	13,649
Restricted cash	2,781	2,258
Accounts receivable, net of allowance of $2,104 and $1,281, respectively	16,748	23,687
Notes receivable, net of allowance of $400 and $459, respectively	3,447	3,602
Accrued straight-line rents receivable, net of allowance of $2,274 and $2,082, respectively	81,513	79,979
Investment in unconsolidated affiliates	66,438	66,517
Deferred financing and leasing costs, net of accumulated amortization of $54,554 and $52,586, respectively	71,607	73,216
Prepaid expenses and other assets	35,967	37,046
Total Assets	$2,929,339	$2,944,856

Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$1,619,276	$1,604,685
Accounts payable, accrued expenses and other liabilities	121,284	135,606
Financing obligations	34,509	34,174
Total Liabilities	1,775,069	1,774,465
Commitments and Contingencies
Redeemable Operating Partnership Units:
Common Units, 4,067,163 outstanding at both March 31, 2009 and December 31, 2008	87,119	111,278
Series A Preferred Units (liquidation preference $1,000 per unit), 29,092 shares issued and outstanding at both March 31, 2009 and December 31, 2008	29,092	29,092
Series B Preferred Units (liquidation preference $25 per unit), 2,100,000 shares issued and outstanding at both March 31, 2009 and December 31, 2008	52,500	52,500
Total Redeemable Operating Partnership Units	168,711	192,870
Equity:
Common Units:
General partner Common Units, 674,209 and 672,301 outstanding at March 31, 2009 and December 31, 2008, respectively	9,837	9,759
Limited partner Common Units, 62,679,557 and 62,490,596 outstanding at March 31, 2009 and December 31, 2008, respectively	974,230	966,378
Accumulated other comprehensive loss	(4,698)	(4,792)
Noncontrolling interests in consolidated affiliates	6,190	6,176
Total Equity	985,559	977,521
Total Liabilities, Redeemable Operating Partnership Units and Equity	$2,929,339	$2,944,856

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2009	2008
Rental and other revenues	$115,966	$113,428
Operating expenses:
Rental property and other expenses	41,641	38,424
Depreciation and amortization	33,424	30,748
General and administrative	8,471	9,858
Total operating expenses	83,536	79,030
Interest expense:
Contractual	20,579	23,463
Amortization of deferred financing costs	662	638
Financing obligations	735	740
	21,976	24,841
Other income:
Interest and other income	1,007	795
	1,007	795
Income before disposition of property and condominiums and equity in earnings of
unconsolidated affiliates	11,461	10,352
Net gains on disposition of property	19	—
Gains on for-sale residential condominiums	347	—
Equity in earnings of unconsolidated affiliates	1,263	1,973
Income from continuing operations	13,090	12,325
Discontinued operations:
Income from discontinued operations	—	670
Net gains on sales of discontinued operations	73	3,726
	73	4,396
Net income	13,163	16,721
Net income attributable to noncontrolling interests in consolidated affiliates	(18)	(198)
Distributions on preferred units	(1,677)	(2,838)
Net income available for common unitholders	$11,468	$13,685
Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$0.17	$0.16
Income from discontinued operations available for common unitholders	—	0.07
Net income available for common unitholders	$0.17	$0.23
Weighted average common units outstanding - basic	67,289	60,775
Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$0.17	$0.15
Income from discontinued operations available for common unitholders	—	0.07
Net income available for common unitholders	$0.17	$0.22
Weighted average common units outstanding - diluted	67,296	61,007
Distributions declared per common unit	$0.425	$0.425
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$11,395	$9,289
Income from discontinued operations available for common unitholders	73	4,396
Net income available for common unitholders	$11,468	$13,685

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31, 2009

(Unaudited and in thousands)

	Common Units
	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
Balance at December 31, 2008	$9,759	$966,378	$(4,792)	$6,176	$977,521
Issuance of Common Units, net	(9)	(886)	—	—	(895)
Distributions on Common Units	(285)	(28,223)	—	—	(28,508)
Distributions on Preferred Units	(17)	(1,660)	—	—	(1,677)
Amortization of restricted stock and stock options	18	1,824	—	—	1,842
Distribution to noncontrolling interest in consolidated affiliates	—	—	—	(4)	(4)
Adjustment of Redeemable Common Units to fair value	240	23,783	—	—	24,023
Noncontrolling interests in consolidated affiliates	—	(18)	—	18	—
Comprehensive income:
Net income	131	13,032	—	—	13,163
Other comprehensive loss	—	—	94	—	94
Total comprehensive income					13,257
Balance at March 31, 2009	$9,837	$974,230	$(4,698)	$6,190	$985,559

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$13,163	$16,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,558	27,358
Amortization of lease commissions	3,866	3,751
Amortization of lease incentives	298	222
Amortization of restricted stock and stock options	1,842	2,227
Amortization of deferred financing costs	662	638
Amortization of accumulated other comprehensive loss	(70)	80
Net gains on disposition of properties	(92)	(3,726)
Gains on disposition of for-sale residential condominiums	(347)	—
Equity in earnings of unconsolidated affiliates	(1,263)	(1,973)
Change in financing obligations	335	225
Distributions of earnings from unconsolidated affiliates	1,253	1,894
Changes in operating assets and liabilities:
Accounts receivable	4,516	2,739
Prepaid expenses and other assets	209	(3,272)
Accrued straight-line rents receivable	(1,534)	(2,403)
Accounts payable, accrued expenses and other liabilities	(6,729)	(23,587)
Net cash provided by operating activities	45,667	20,894
Investing activities:
Additions to real estate assets and deferred leasing costs	(36,923)	(55,532)
Proceeds from disposition of real estate assets	195	6,072
Proceeds from disposition of for-sale residential condominiums	3,180	—
Distributions of capital from unconsolidated affiliates	594	804
Net repayments of notes receivable	155	2,190
Contributions to unconsolidated affiliates	(500)	(841)
Changes in restricted cash and other investing activities	(1,540)	2,387
Net cash used in investing activities	(34,839)	(44,920)
Financing activities:
Distributions on Common Units	(28,508)	(25,808)
Distributions on Preferred Units	(1,677)	(2,838)
Distributions to noncontrolling interests in consolidated affiliates	(4)	(258)
Net proceeds from the sale of Common Units	(895)	(686)
Repurchase of Common Units from noncontrolling interests	—	(3,293)
Borrowings on revolving credit facility	91,000	203,200
Repayments of revolving credit facility	(57,000)	(184,100)
Borrowings on mortgages and notes payable	36,551	144,579
Repayments of mortgages and notes payable	(55,964)	(102,459)
Additions to deferred financing costs	(247)	(1,129)
Net cash (used in)/provided by financing activities	(16,744)	27,208
Net (decrease)/increase in cash and cash equivalents	(5,916)	3,182
Cash and cash equivalents at beginning of the period	13,649	3,144
Cash and cash equivalents at end of the period	$7,733	$6,326

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2009	2008
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $110 and $200 for 2009 and 2008, respectively)	$24,695	$29,977

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net asset acquisitions and dispositions subject to mortgage notes payable and other non-cash transactions.

	Three Months Ended March 31,
	2009	2008
Assets:
Prepaid expenses and other assets	$(34)	$(561)
	$(34)	$(561)

Liabilities:
Accounts payable, accrued expenses and other liabilities	$(198)	$409
	$(198)	$409

Redeemable Operating Partnership Units and Equity	$164	$(970)

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the "Company"), is a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") that operates in the southeastern and midwestern United States. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of March 31, 2009, the Company and/or the Operating Partnership wholly owned: 310 in-service office, industrial and retail properties; 96 rental residential units; 580 acres of undeveloped land suitable for future development, of which 490 acres are considered core holdings; and an additional eight office and industrial properties under development and 66 for-sale residential condominiums.

The Company is the sole general partner of the Operating Partnership. As of March 31, 2009, the Company owned all of the preferred partnership interests (“Preferred Units”) and 63.2 million, or 94.0%, of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining 4.1 million Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As more fully described in Note 10, the Consolidated Statement of Income for the three months ended March 31, 2008 was revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold during 2008 and the first three months of 2009 which qualified for discontinued operations presentation.

Effective January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which defines a noncontrolling interest in a consolidated subsidiary as the portion of the equity in a subsidiary not attributable, directly or indirectly, to the parent and requires noncontrolling interests to be presented as a separate component of capital in the consolidated balance sheet subject to the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”). SFAS No. 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributable to controlling and noncontrolling interests. SFAS No. 160 requires retroactive treatment for all periods presented. Below are the steps we have taken as a result of the implementation of this standard with respect to previously reported amounts:

•

We have reclassified the noncontrolling interests in consolidated affiliates from the mezzanine section of our Consolidated Balance Sheet to equity. This reclassification totaled $6.2 million as of December 31, 2008.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

•

Net income attributable to noncontrolling interests in consolidated affiliates is no longer included in the determination of net income. As a result, net income for the three months ended March 31, 2008 increased $0.2 million from the previously reported amounts. The adoption of this standard had no effect on our net income available for common unitholders or our earnings per common unit.

Effective January 1, 2009, we adopted FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). As a result, our weighted average common units outstanding, basic and diluted, for the three months ended March 31, 2008 were revised from previously reported amounts to include our total number of restricted common shares outstanding. For the three months ended March 31, 2008, weighted average common units outstanding, basic and diluted, are 487,343 and 365,274 shares higher than previously reported, respectively. Basic earnings per common unit for the three months ended March 31, 2008 was unchanged from the amount previously reported. Diluted earnings per common unit for the three months ended March 31, 2008 is $0.01 lower than previously reported.

The Consolidated Financial Statements include wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interest holders. All significant intercompany transactions and accounts have been eliminated.

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These consolidated financial statements should be read in conjunction with our 2008 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is generally permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. To maintain qualification as a REIT, the Company is required to pay dividends to its stockholders equal to at least 90.0% of its annual REIT taxable income, excluding capital gains. Under temporary IRS regulations, for 2009, distributions can be paid partially using a REIT’s freely tradable stock so long as stockholders have the option of receiving at least 10% of the total distribution in cash. The partnership agreement requires the Operating Partnership to pay economically equivalent distributions on outstanding Common Units at the same time that the Company pays dividends on its outstanding Common Stock.

Noncontrolling Interests

We adopted SFAS No. 160 on January 1, 2009, as described previously, which establishes accounting and presentation standards for noncontrolling interests in subsidiaries.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Noncontrolling interests in consolidated affiliates relates to our respective joint venture partners’ 50.0% interest in Highwoods-Markel Associates, LLC (“Markel”) and estimated 19.5% economic interest in Plaza Residential, LLC (“Plaza Residential”). Each of our joint venture partners is an unrelated third party. We consolidate Markel since we are the general partner and effectively control the major operating and financial policies of the joint venture. We consolidate Plaza Residential since we own the majority interest in and effectively control the joint venture. The following table sets forth noncontrolling interests in consolidated affiliates:

	Three Months Ended March 31,
	2009	2008
Beginning noncontrolling interests in consolidated affiliates	$6,176	$6,804
Net income attributable to noncontrolling interests in consolidated affiliates	18	198
Distributions to noncontrolling interests in consolidated affiliates	(4)	(258)
Total noncontrolling interests in consolidated affiliates	$6,190	$6,744

Recently Issued Accounting Standards

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”), which requires disclosures of the fair value of financial instruments for interim reporting periods and is effective for interim reporting periods ending after June 15, 2009. We plan to adopt FSP FAS 107-1 on July 1, 2009 and provide disclosures about the fair value of financial instruments for each reporting period subsequent to adoption.

In April 2009, the FASB issued FASB Staff Position FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), which amends the other-than-temporary impairment guidance for debt securities related to the recognition, measurement and disclosure of other-than-temporary impairments and is effective for interim reporting periods ending after June 15, 2009. We plan to adopt FSP FAS 115-2 on July 1, 2009 and do not believe that it will have a material impact on our financial position or results of operations subsequent to adoption.

In April 2009, the FASB issued FASB Staff Position FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides guidance on determining fair value when market activity has decreased and is effective for interim reporting periods ending after June 15, 2009. We plan to adopt FSP FAS 157-4 on July 1, 2009 and do not believe that it will have a material impact on our financial position or results of operations subsequent to adoption.

2.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES

We have retained equity interests ranging from 22.8% to 50.0% in various joint ventures with unrelated third parties. We account for our unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which we use the equity method of accounting are not included in our Consolidated Balance Sheets.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES - Continued

Our combined, summarized income statements for our unconsolidated joint ventures were as follows:

	Three Months Ended March 31,
	2009	2008
Income Statements:
Revenues	$37,493	$37,284
Expenses:
Rental property and other expenses	18,100	17,841
Depreciation and amortization	8,454	7,063
Interest expense	8,762	8,254
Total expenses	35,316	33,158
Net income	$2,177	$4,126
Our share of:
Net income (1)	$1,263	$1,973
Depreciation and amortization of real estate assets	$3,204	$2,893
Interest expense	$3,551	$3,500

(1)	Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other related adjustments.

3.	INVESTMENT ACTIVITIES

Development

Development in process as of March 31, 2009 includes three office properties aggregating 358,000 rentable square feet and 75 acres of vacant land undergoing infrastructure improvements. The aggregate cost, including leasing commissions, of the three buildings currently is expected to be $82.2 million when fully leased and completed, of which $62.2 million had been incurred as of March 31, 2009. The dollar weighted average pre-leasing of these development projects was approximately 71% as of March 31, 2009.

We currently have four office properties and one industrial property recently completed, but not yet stabilized, aggregating 865,000 square feet. We consider the stabilization date to be the earlier of the originally anticipated stabilization date or when 95% occupancy is achieved. The aggregate cost, including leasing commissions, of these properties currently is expected to be $156.2 million when fully leased, of which $139.5 million had been incurred as of March 31, 2009. The dollar weighted average occupancy of these properties was approximately 67% as of March 31, 2009. The components of these properties are included in land, building and tenant improvements and deferred financing and leasing costs in our Consolidated Balance Sheet as of March 31, 2009.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.	INVESTMENT ACTIVITIES - Continued

For-Sale Residential Condominiums

In 2007, we and Dominion Partners, LLC formed Plaza Residential. We retained a majority interest in the joint venture, which was formed to develop and sell 139 for-sale residential condominiums constructed above an office tower developed by us in Raleigh, NC. For-sale residential condominiums in our Consolidated Balance Sheets include our completed, but unsold, condominium inventory as of March 31, 2009 and December 31, 2008. For the three months ended March 31, 2009, we sold eight condominiums for net sales proceeds of $3.2 million, and recorded gains of $0.3 million. Net sales proceeds include forfeitures of earnest money deposits of $0.3 million for the three months ended March 31, 2009. We recognize forfeiture of earnest money deposits into income when entitled to claim the forfeited deposit upon legal default. Net income attributable to noncontrolling interests in consolidated affiliates in our Consolidated Statement of Income includes our partner’s economic share of the net income of the joint venture of $(0.2) million for the three months ended March 31, 2009. Our partners’ economic share of net income is negative this period since our estimate of our partner’s economic ownership decreased from 25.0% as of December 31, 2008 to 19.5% as of March 31, 2009. There were no condominium sales or forfeitures of deposits during the three months ended March 31, 2008.

4.	DEFERRED FINANCING AND LEASING COSTS

As of March 31, 2009 and December 31, 2008, we had deferred financing costs of $14.7 million, with related accumulated amortization of $8.4 million and $7.8 million, respectively. As of March 31, 2009 and December 31, 2008, we had deferred leasing costs of $111.5 million and $111.1 million, respectively, with related accumulated amortization of $46.2 million and $44.8 million, respectively. Aggregate amortization expense (included in depreciation and amortization and amortization of loan costs) for these intangibles for the three months ended March 31, 2009 and 2008 was $4.5 million and $4.4 million, respectively.

The estimated aggregate amortization expense for each of the next five succeeding fiscal years is as follows:

Remainder of 2009 subsequent to March 31, 2009	$11,763
2010	$12,930
2011	$10,766
2012	$9,971
2013	$6,624
2014	$4,338

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.	MORTGAGES AND NOTES PAYABLE

Our consolidated mortgages and notes payable consisted of the following:

	March 31, 2009	December 31, 2008
Secured mortgage loans	$665,747	$655,186
Unsecured loans	953,529	949,499
Total	$1,619,276	$1,604,685

As of March 31, 2009, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.1 billion.

Our $450.0 million unsecured revolving credit facility is scheduled to mature on May 1, 2010. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The interest rate would increase to LIBOR plus 140 or 155 basis points if our credit rating were to fall below investment grade according to two of three major credit rating agencies. Our revolving credit facility had $251.7 million of availability as of March 31, 2009 and had $250.7 million of availability as of May 1, 2009.

Our $70.0 million secured construction facility is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. The interest rate is LIBOR plus 85 basis points. Our secured construction facility had $39.1 million of availability as of March 31, 2009 and had $34.6 million of availability as of May 1, 2009.

In January 2009, we paid off at maturity $50.0 million of 8.125% unsecured notes using borrowings under our revolving credit facility.

In March 2009, we obtained a $20.0 million, three-year unsecured term loan with a bank lender. The interest rate is LIBOR plus 250 basis points, subject to a minimum total interest rate of 3.9%.

Our revolving credit facility, variable rate term loans and the indenture that governs our outstanding notes require us to comply with customary operating covenants and various financial and operating ratios. We and the Company are each currently in compliance with all such requirements.

6.	SHARE-BASED PAYMENTS

During the three months ended March 31, 2009, the Company granted under its Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”) 394,044 stock options at an exercise price equal to the closing market price of a share of our common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant date fair value per share of $1.80. During the three months ended March 31, 2009, the Company also granted 128,384 shares of time-based restricted stock and 99,910 shares of total return-based restricted stock with weighted-average grant date fair values per share of $19.33 and $10.13, respectively. The Company recorded stock-based compensation expense of $1.8 million and $2.2 million during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was $12.2 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 1.7 years.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

7.	DERIVATIVE INSTRUMENTS

To meet, in part, our liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility, construction facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings.

In prior periods, we entered into certain interest rate hedging arrangements which were designated and are being accounting for as cash flow hedges. The effective portion of these arrangements, representing deferred interest expense, was $0.8 million as of March 31, 2009 and is included in Accumulated Other Comprehensive Loss (“AOCL”). This deferred expense will be recognized as an addition to interest expense in the same periods during which interest expense on the hedged financings affects net income. We expect approximately $0.2 million will be recognized as a decrease to interest expense within the next 12 months.

In January 2008, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our revolving credit facility or other floating rate debt. These swaps fix the underlying LIBOR rate upon which interest on such borrowings is based at 3.26% for $30.0 million of borrowings and 3.24% for $20.0 million of borrowings. These swaps were designated and accounted for as cash flow hedges and matured in January 2009.

In April 2008, we entered into a floating-to-fixed interest rate swap for a two-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.52%. The counterparty under this swap is Bank of America, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $0.9 million as of March 31, 2009 and is included in AOCL. We expect the majority of the balance to be recognized as an increase to interest expense within the next 12 months.

In October 2008, we entered into a floating-to-fixed interest rate swap for a one-year period with respect to an aggregate of $25.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.35%. The counterparty under this swap is PNC Bank, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $0.2 million as of March 31, 2009 and is included in AOCL. We expect all of the balance to be recognized as an increase to interest expense within the next 12 months.

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

Other comprehensive income/(loss) represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging and other activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income/(loss) are as follows:

	Three Months Ended March 31,
	2009	2008
Net income	$13,163	$16,721
Other comprehensive income/(loss):
Unrealized loss on tax increment financing bonds	(34)	(561)
Unrealized derivative gains/(losses) on cash-flow hedges	198	(409)
Amortization of past cash flow hedges	(70)	80
Total other comprehensive income/(loss)	94	(890)
Total comprehensive income	$13,257	$15,831

9.	FAIR VALUE MEASUREMENTS

The following summarizes the three levels of inputs that we use to measure fair value, as well as the assets and liabilities that we recognize at fair value using those levels of inputs.

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

Our Level 2 liabilities are interest rate swaps whose fair value is determined using a pricing model based upon observable market inputs.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 asset is our tax increment financing bond issued by a municipal authority in connection with our construction of a public parking facility that is not routinely traded but whose fair value is determined using an estimate of projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds. These available for-sale securities are carried at estimated fair value in prepaid and other assets with unrealized gains or losses reported in accumulated other comprehensive loss. The estimated fair value as of March 31, 2009 was $2.7 million below the outstanding principal due on the bonds. We have the ability and intent to hold this bond until it recovers in value.

Our Level 3 liability is our SF-HIW Harborview Plaza, LP financing obligation that is not traded but whose fair value is determined using an estimate of discounted cash flows dependent on future leasing assumptions for the property.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.	FAIR VALUE MEASUREMENTS - Continued

The following tables set forth the assets and liabilities as of March 31, 2009 that we measured at fair value on a recurring basis by level within the fair value hierarchy.

		Fair Value Measurements Using
		Level 1	Level 2	Level 3
	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Marketable securities (in prepaid and other assets) (1)	$4,799	$4,799	$—	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,434	—	—	17,434
Total Assets	$22,233	$4,799	$—	$17,434

Liabilities:
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$1,179	$—	$1,179	$—
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	5,368	5,368	—	—
SF-Harborview Plaza, LP financing obligation	16,934	—	—	16,934
Total Liabilities	$23,481	$5,368	$1,179	$16,934

(1)	The marketable securities are held through our officer deferred compensation plans.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Asset:
Tax Increment Financing Bond
Beginning balance as of December 31, 2008	$17,468
Unrealized loss (in AOCL)	(34)
Ending balance as of March 31, 2009	$17,434

Liability:
SF-Harborview Plaza, LP Financing Obligation
Beginning balance as of December 31, 2008	$16,604
Payments on financing obligation	(110)
Interest expense on financing obligation	440
Ending balance as of March 31, 2009	$16,934

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10.	DISCONTINUED OPERATIONS

As part of our business strategy, we will from time to time selectively dispose of non-core properties in order to use the net proceeds for investments, for repayment of debt and/or retirement of Preferred Units, or other purposes. The table below sets forth the net operating results of those assets classified as discontinued operations in our Consolidated Financial Statements. These assets classified as discontinued operations comprise 0.7 million square feet of office and industrial properties and 13 rental residential units sold during 2008 and the three months ended March 31, 2009. The operations of these assets have been reclassified from our ongoing operations to discontinued operations, and we will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended March 31,
	2009	2008
Rental and other revenues	$2	$1,858
Operating expenses:
Rental property and other expenses	2	836
Depreciation and amortization	—	361
Total operating expenses	2	1,197
Other income	—	9
Income before gains on sales of discontinued operations	—	670
Gains on sales of discontinued operations	73	3,726
Total discontinued operations	$73	$4,396

11.	EARNINGS PER UNIT

Effective January 1, 2009, we adopted FSP EITF 03-6-1, which required us to retroactively revise our weighted average common units outstanding, basic and diluted, to include our total number of restricted shares outstanding.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.	EARNINGS PER UNIT - Continued

The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended March 31,
	2009	2008
Earnings per common unit:
Numerator:
Income from continuing operations	$13,090	$12,325
Noncontrolling interests in consolidated affiliates	(18)	(198)
Distributions on preferred units	(1,677)	(2,838)
Income from continuing operations available for common unitholders	11,395	9,289
Income from discontinued operations	73	4,396
Net income available for common unitholders	$11,468	$13,685
Denominator:
Denominator for basic earnings per common unit – weighted average units	67,289	60,775
Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$0.17	$0.16
Income from discontinued operations available for common unitholders	—	0.07
Net income available for common unitholders	$0.17	$0.23
Earnings per common unit - diluted:
Numerator:
Income from continuing operations	$13,090	$12,325
Noncontrolling interests in consolidated affiliates	(18)	(198)
Distributions on preferred units	(1,677)	(2,838)
Income from continuing operations available for common unitholders	11,395	9,289
Income from discontinued operations	73	4,396
Net income available for common unitholders	$11,468	$13,685
Denominator:
Denominator for basic earnings per common unit – weighted average units	67,289	60,775
Add:
Employee and director stock options and warrants	7	232
Denominator for diluted earnings per common unit – adjusted weighted average units and assumed conversions (1)	67,296	61,007
Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$0.17	$0.15
Income from discontinued operations available for common unitholders	—	0.07
Net income available for common unitholders	$0.17	$0.22

(1)

Options and warrants aggregating 1.4 and 0.4 million shares were outstanding during the three months ended March 31, 2009 and 2008, respectively, but were not included in the treasury method calculation for diluted earnings per common unit because the exercise prices of the options and warrants were higher than the average market price of Common Unit during these periods.

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

The accounting policies of the segments are the same as those described in Note 1 included herein. All operations are within the United States and, as of March 31, 2009, no tenant of the Wholly Owned Properties comprised more than 7.4% of our consolidated revenues.

The following table summarizes the rental income and net operating income for each reportable segment:

	Three Months Ended March 31,
	2009	2008
Rental and Other Revenues: (1) (2) (3)
Office:
Atlanta, GA	$11,503	$11,557
Greenville, SC	3,639	3,262
Kansas City, MO	3,748	3,684
Memphis, TN	7,034	6,134
Nashville, TN	15,407	14,777
Orlando, FL	2,951	2,407
Piedmont Triad, NC	6,545	6,624
Raleigh, NC	18,354	18,527
Richmond, VA	11,714	11,593
Tampa, FL	16,545	15,830
Total Office Segment	97,440	94,395
Industrial:
Atlanta, GA	3,941	4,087
Piedmont Triad, NC	4,377	3,708
Total Industrial Segment	8,318	7,795
Retail:
Kansas City, MO	9,742	10,795
Piedmont Triad, NC	143	140
Raleigh, NC	30	—
Total Retail Segment	9,915	10,935
Residential:
Kansas City, MO	293	303
Total Residential Segment	293	303
Total Rental and Other Revenues	$115,966	$113,428

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.	SEGMENT INFORMATION - Continued

	Three Months Ended March 31,
	2009	2008
Net Operating Income: (1) (2) (3)
Office:
Atlanta, GA	$6,990	$7,524
Greenville, SC	2,288	2,054
Kansas City, MO	2,248	2,143
Memphis, TN	4,025	3,534
Nashville, TN	9,859	9,942
Orlando, FL	1,575	1,430
Piedmont Triad, NC	4,177	4,320
Raleigh, NC	12,237	12,854
Richmond, VA	8,010	8,104
Tampa, FL	9,896	9,520
Other	(2)	(21)
Total Office Segment	61,303	61,404
Industrial:
Atlanta, GA	3,064	3,189
Piedmont Triad, NC	3,557	2,933
Total Industrial Segment	6,621	6,122
Retail:
Atlanta, GA	(6)	(5)
Kansas City, MO	6,133	7,208
Piedmont Triad, NC	110	114
Raleigh, NC	2	(23)
Total Retail Segment	6,239	7,294
Residential:
Kansas City, MO	171	195
Raleigh, NC	(9)	(11)
Total Residential Segment	162	184
Total Net Operating Income	74,325	75,004
Reconciliation to income before disposition of property and condominiums and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(33,424)	(30,748)
General and administrative expense	(8,471)	(9,858)
Interest expense	(21,976)	(24,841)
Interest and other income	1,007	795
Income before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	$11,461	$10,352

(1)	Net of discontinued operations.
(2)	The Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.
(3)	The Raleigh market encompasses the Raleigh, Durham, Cary and Research Triangle metropolitan area.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership and is its sole general partner. As of March 31, 2009, we owned or had an interest in 382 in-service office, industrial and retail properties, encompassing approximately 35.4 million square feet, which includes eight in–service office and industrial development properties that had not yet reached 95% stabilized occupancy aggregating 1.2 million square feet and a 12.5% interest in a 261,000 square foot office property directly owned by the Company (included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements), 66 for-sale condominiums and 514 rental residential units. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading "Business." You can identify forward-looking statements by our use of forward-looking terminology such as "may,” "will,” "expect,” "anticipate,” "estimate,” "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•	the financial condition of our tenants could deteriorate;

•	we may not be able to lease or release second generation space quickly or on as favorable terms as old leases;

•	we may not be able to lease our newly constructed buildings as quickly or on a favorable terms as originally anticipated;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	development activity by our competitors in our existing markets could result in an excessive supply of office, industrial and retail properties relative to tenant demand;

•	our southeastern and midwestern markets may suffer declines in economic growth;

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

•

in light of the current dislocations in the credit markets, one or more of our banking partners could suffer unexpected financial difficulties that cause them to default on their obligations under our existing revolving credit facility and/or revolving construction facility, which would make it difficult for us to meet our short- and long-term liquidity needs; and

•	the Company could lose key executive officers.

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2008 Annual Report on Form 10-K.

Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Results for the first three months of 2008 were reclassified from previously reported amounts to reflect in discontinued operations the operations for those properties sold during 2008 and the first three months of 2009 which qualified for discontinued operations presentation and the retroactive adoption of SFAS No. 160 and FSP EITF 03-6-1.

Rental and Other Revenues

While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth in Florida, Georgia, North Carolina and Tennessee is and will continue to be an important determinative factor in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Properties – Lease Expirations.”

Rental and other revenues from continuing operations were 2.2% higher in the first three months of 2009 as compared to the first three months of 2008 primarily due to the contribution from development properties placed in service in 2008 and the first three months of 2009, the acquisition of the PennMarc building in Memphis, TN in December 2008 and higher average rental rates, offset by lower lease termination fees, lower straight-line rental income and lower occupancy.

Operating Expenses

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy levels, such as common area maintenance and utilities, and expenses that do not vary based on occupancy, such as property taxes and insurance. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy, place in service or sell assets, since we depreciate our properties and related building and tenant improvement assets on a straight-line basis over a fixed life. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs, corporate overhead and long-term incentive compensation.

Rental property and other expenses were approximately 8.4% higher in the first three months of 2009 as compared to the first three months of 2008 primarily due to general inflationary increases in certain operating expenses, which include utility costs and real estate taxes and from expenses of development properties placed in service in 2008 and the first three months of 2009.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, declined to 64.0% in the first three months of 2009 as compared to 66.0% in the first three months of 2008 as a result of proportionally higher rental property and other expenses as discussed above.

Depreciation and amortization was approximately 8.7% higher in the first three months of 2009 as compared to the first three months of 2008 primarily due to development properties placed in service in 2008 and the first three months of 2009.

General and administrative expenses were approximately 14.4% lower in the first three months of 2009 as compared to the first three months of 2008 primarily due to lower audit and legal fees, lower incentive compensation and lower salaries and fringe benefit costs.

Interest Expense

Interest expense depends upon the amount of our borrowings, the weighted average interest rates on our debt and the amount of interest capitalized on development projects.

Contractual interest expense is shown net of amounts capitalized to development projects. Contractual interest expense was approximately 12.3% lower in the first three months of 2009 as compared to the first three months of 2008 due primarily to lower average borrowings as a result of our sale of common stock in September 2008 and lower weighted average interest rates on outstanding debt, partly offset by lower capitalized interest in 2009 compared to 2008 due to decreased development activity and lower average construction and development costs.

Discontinued Operations

The Company classified income of $0.1 million and $4.4 million as discontinued operations in the first three months of 2009 and the first three months of 2008, respectively. These amounts relate to 0.7 million square feet of office and industrial properties and 13 rental residential units sold during 2008 and the first three months of 2009, and include net gains on the sale of these properties of $0.1 million and $3.7 million in the first three months of 2009 and the first three months of 2008, respectively.

Dividends on Preferred Equity

Dividends on preferred equity were approximately 40.9% lower in the first three months of 2009 as compared to the first three months of 2008 due to the retirement of $53.8 million of preferred equity in September 2008.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We generally use rents received from customers to fund our operating expenses, recurring capital expenditures and distributions. To fund property acquisitions, development activity or building renovations and repay debt upon maturity, we may sell assets and/or obtain new debt. Our debt generally consists of mortgage debt, unsecured debt securities and borrowings under our secured and unsecured credit facilities. We also may sell or issue common or preferred equity to fund additional growth or to reduce our debt. To generate additional capital to fund our growth and other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property, we may also sell or contribute some of our properties to joint ventures.

Our goal is to maintain a conservative and flexible balance sheet. Our $450.0 million unsecured revolving credit facility is scheduled to mature on May 1, 2010. We have sufficient borrowing availability under our revolving credit facility to retire the approximate $118 million of debt, as measured as of May 1, 2009, that will mature (including approximately $5.1 million of required principal amortization payments relating to debt that matures in future years) during the remainder of 2009 and fund the remaining costs of our current development pipeline. In January 2009, we paid off at maturity $50.0 million of 8.125% unsecured notes using borrowings under our revolving credit facility. Because the cost and availability of credit, however, has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads, we expect to use less cash for investing activities in the remainder of 2009 than in prior years. Based on management’s view of current and future market conditions, we expect to generate a positive amount of cash from operating activities during the remainder of 2009. We currently intend to use any such positive net cash flows from operating activities after payment of distributions and recurring capital expenditures, together with the proceeds from projected non-core property dispositions and projected new debt financings, to reduce outstanding debt balances in the remainder of 2009. These forward-looking statements are subject to risks and uncertainties. See “—Disclosure Regarding Forward-Looking Statements.”

Statements of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Three Months Ended March 31,
	2009	2008	Change
Cash Provided By Operating Activities	$45,621	$20,814	$24,807
Cash Used In Investing Activities	(34,839)	(44,920)	10,081
Cash (Used In)/Provided by Financing Activities	(16,782)	27,561	(44,343)
Total Cash Flows	$(6,000)	$3,455	$(9,455)

In calculating cash flow from operating activities, depreciation and amortization, which are non-cash expenses, are added back to net income. As a result, we have historically generated a positive amount of cash from operating activities. From period to period, cash flow from operations depends primarily upon changes in our net income, as discussed more fully above under “Results of Operations,” changes in receivables and payables, and net additions or decreases in our overall portfolio, which affect the amount of depreciation and amortization expense.

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

Cash used in financing activities generally relates to distributions, incurrence and repayment of debt and sales, repurchases or redemptions of Common Stock, Common Units and Preferred Stock. As discussed previously, we use a significant amount of our cash to fund distributions. Whether or not we have increases in the outstanding balances of debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We use our revolving credit facility for working capital purposes, which means that during any given period, in order to minimize interest expense, we will likely record significant repayments and borrowings under our revolving credit facility.

The increase of $24.8 million in cash provided by operating activities of the Company in the first three months of 2009 compared to the first three months of 2008 was primarily the result of the net increase in the change in operating assets and liabilities as well as cash flows from net income as adjusted for changes in depreciation and amortization, gains on disposition of properties, and equity in earnings of unconsolidated affiliates.

The decrease of $10.1 million in cash used in investing activities in the first three months of 2009 compared to the first three months of 2008 was primarily the result of lower capital expenditures and higher proceeds from the dispositions of for-sale residential condominiums, partially offset by lower proceeds from disposition of real estate assets, lower repayments in notes receivable, and changes in restricted cash and other investing activities.

The decrease of $44.3 million in cash used in or provided by financing activities in the first three months of 2009 compared to the first three months of 2008 was primarily the result of lower net borrowings from mortgages and notes payable and our revolving credit facility and higher distributions resulting from an increase in the number of shares of Common Stock outstanding from our sale of common stock in September 2008, partly offset by lower distributions on preferred equity and lower repurchases of common equity.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2009	December 31, 2008
Mortgages and notes payable, at recorded book value	$1,619,276	$1,604,685
Financing obligations	$34,509	$34,174
Preferred Stock, at liquidation value	$81,592	$81,592

Common Stock outstanding	63,763	63,572
Noncontrolling interest partnership units	4,067	4,067

Per share stock price at period	$21.42	$27.36
Market value of Common Stock and Common Units	$1,452,919	$1,850,603
Total market capitalization with debt and obligations	$3,188,296	$3,571,054

Based on our total market capitalization of approximately $3.2 billion as of March 31, 2009 (at the March 31, 2009 per share stock price of $21.42 and assuming the redemption for shares of Common Stock of the approximate 4.1 million Common Units not owned by the Company), our mortgages and notes payable represented 50.8% of our total market capitalization.

Mortgages and notes payable as of March 31, 2009 was comprised of $665.7 million of secured indebtedness with a weighted average interest rate of 6.34% and $953.5 million of unsecured indebtedness with a weighted average interest rate of 4.77%. As of March 31, 2009, our outstanding mortgages and notes payable and financing obligations were secured by real estate assets with an aggregate undepreciated book value of approximately $1.1 billion.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility and revolving construction credit facility (which had $250.7 million and $34.6 million of availability, respectively, as of May 1, 2009). Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions, any payments under guarantee obligations and recurring capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. Recurring tenant improvements are the costs required to customize space for the specific needs of customers in spaces other than in new development projects.

Notwithstanding the ongoing turbulence and uncertainty in the global capital markets, such as widening credit spreads and tightening underwriting standards which have negatively impacted the availability of capital across many industries, we anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings under our credit facilities, will be adequate to meet our short-term liquidity requirements. We have sufficient borrowing availability under our revolving credit facility to retire the approximate $118 million of debt, as measured as of May 1, 2009, that will mature (including approximately $5.1 million of required principal amortization payments relating to debt that matures in future years) during the remainder of 2009 and fund the remaining costs of our current development pipeline. If these sources of funds are insufficient or unavailable, our ability to pay distributions and satisfy other cash payments may be adversely affected.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving and construction credit facilities, term loans and other unsecured debt), funding of existing and new building development or land infrastructure projects and funding acquisitions of buildings and development land. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects were approximately $36.7 million as of March 31, 2009. A significant portion of these future expenditures are currently subject to binding contractual arrangements. Additionally, we may from time to time retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our liquidity needs through a combination of:

•	positive net cash flows from operating activities after payment of distributions and recurring capital expenditures;

•	unsecured borrowings under our existing revolving credit facility or new financing arrangements that we may obtain;

•

secured borrowings under existing construction facilities or new financing arrangements that we may obtain (as of March 31, 2009, we had approximately $2.3 billion of unencumbered real estate assets at undepreciated cost);

•	the disposition of non-core assets;

•	the issuance by the Operating Partnership of unsecured debt securities;

•	the issuance of equity securities by the Company and the Operating Partnership; and

•

the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions.

Financing Structure and Activity

In January 2009, we paid off at maturity $50.0 million of 8.125% unsecured notes using borrowings under our revolving credit facility.

In March 2009, we obtained a $20.0 million, three-year unsecured term loan with a bank lender. This loan bears interest at LIBOR plus 250 basis points, subject to a minimum total interest rate of 3.9%.

Our $70.0 million secured construction facility, which bears interest at LIBOR plus 85 basis points, is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. As of March 31, 2009, $30.9 million of borrowings were outstanding under the construction facility.

Our $450.0 million unsecured revolving credit facility is scheduled to mature on May 1, 2010. We depend on our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt upon maturity. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on accretive opportunities at short-term interest rates. If our lenders default under their obligations under the revolving credit facility or we become unable to borrow additional funds under the facility for any reason, we would be required to sell additional assets or seek alternative equity or debt capital, which could be more costly and adversely impact our financial condition. If such alternative capital were unavailable, we would not be able to make new investments and could have difficulty repaying other debt.

The interest rate under our revolving credit facility is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The interest rate would increase to LIBOR plus 140 or 155 basis points if our credit rating were to fall below investment grade according to two of three credit rating agencies. As of March 31, 2009, $197.0 million of borrowings were outstanding under our revolving credit facility.

We have $1.3 million of outstanding letters of credit as of March 31, 2009, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of March 31, 2009 was $251.7 million.

We regularly evaluate the financial condition of the lenders that participate in our credit facilities using publicly available information, particularly in light of the current dislocations in the credit markets. Based on this review, we currently expect our lenders, which are major financial institutions, to perform their obligations under our existing facilities.

Covenant Compliance

The Operating Partnership has $400 million principal amount of 2017 bonds outstanding and $200 million principal amount of 2018 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios, including a requirement that we maintain unencumbered assets of at least 200% of all outstanding unsecured debt. The trustee or the holders of at least 25% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

Our revolving credit facility and our bank term loans also require us to comply with customary operating covenants and various financial requirements, including a requirement that we maintain a ratio of total liabilities to total asset value of no more than 60%. For purposes of the revolving credit facility, total asset value depends upon the effective economic capitalization rate (after deducting capital expenditures) used to determine the value of our buildings. Depending upon general economic conditions, the lenders have the good faith right to unilaterally increase the capitalization rate by up to 25 basis points once each calendar year. Any such increase in capitalization rates, without a corresponding reduction in total liabilities, could make it more difficult for us to maintain a ratio of total liabilities to total asset value of no more than 60%, which could have an adverse effect on our ability to borrow additional funds under the revolving credit facility. Upon an event of default, lenders having at least 66.7% of the total commitments under the revolving credit facility can accelerate all borrowings then outstanding and prohibit us from borrowing any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations.

We are currently in compliance with all such covenants and requirements. Although we expect to remain in compliance with these covenants and ratios through the end of 2009, depending upon our future operating performance, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.

We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to pay dividends. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying dividends.

Off Balance Sheet Arrangements

We have several off balance sheet joint venture and guarantee arrangements. The joint ventures were formed with unrelated investors to generate additional capital to fund property acquisitions, repay outstanding debt, fund other strategic initiatives and lessen the risks typically associated with owning 100% of a property. When we create a joint venture with a partner, we usually contribute cash or wholly owned assets to a newly formed entity in which we retain a noncontrolling interest. For financial reporting purposes, certain assets we sold have been accounted for as financing arrangements.

As discussed in Note 1 to our Consolidated Financial Statements, we generally account for our investments in less than majority owned joint ventures, partnerships and limited liability companies under the equity method of accounting. As a result, the assets and liabilities of these joint ventures are not included in our balance sheet and the results of operations of these joint ventures are not included in our income statement, other than as equity in earnings of unconsolidated affiliates. Generally, we are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our joint venture partners are required to agree to customary limited exceptions to non-recourse liability in non-recourse loans.

As of March 31, 2009, our unconsolidated joint ventures had $829.6 million of total assets and $645.4 million of total liabilities as reflected in their financial statements. As of March 31, 2009, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 36.8%. During the three months ended March 31, 2009, these unconsolidated joint ventures earned $2.4 million of total net income, of which our share, after appropriate purchase accounting and other adjustments, was $1.3 million.

As of March 31, 2009, our unconsolidated joint ventures had $612.8 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 14 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

Interest Rate Hedging Activities

To meet, in part, our liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility, construction facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is adjusted at one and three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings.

In prior periods, we entered into certain interest rate hedging arrangements which were designated and are being accounted for as cash flow hedges. The effective portion of these arrangements, representing deferred interest expense, was $0.8 million as of March 31, 2009 and is included in AOCL. This deferred expense will be recognized as an addition to interest expense in the same periods during which interest expense on the hedged financings affects net income. We expect approximately $0.2 million will be recognized as a decrease to interest expense within the next 12 months.

In January 2008, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our revolving credit facility or other floating rate debt. These swaps fixed the underlying LIBOR rate upon which interest on such borrowings was based at 3.26% for $30.0 million of borrowings and 3.24% for $20.0 million of borrowings. These swaps were designated and accounted for as cash flow hedges and matured in January 2009.

In April 2008, we entered into a floating-to-fixed interest rate swap for a two-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.52%. The counterparty under this swap is Bank of America, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $0.9 million as of March 31, 2009 and is included in AOCL. We expect all of the balance to be recognized as an increase to interest expense within the next 12 months.

In October 2008, we entered into a floating-to-fixed interest rate swap for a one-year period with respect to an aggregate of $25.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.35%. The counterparty under this swap is PNC Bank, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $0.2 million as of March 31, 2009 and is included in AOCL. We expect all of the balance to be recognized as an increase to interest expense within the next 12 months.

CRITICAL ACCOUNTING ESTIMATES

There were no changes to the critical accounting policies made by management in the three months ended March 31, 2009, except as set forth in Note 1 to the Consolidated Financial Statements under “Basis of Presentation.” For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2008 Annual Report on Form 10-K.

FUNDS FROM OPERATIONS

The Company believes that FFO and FFO per common share are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because FFO and FFO per common share calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, management believes that the use of FFO and FFO per common share, together with the required GAAP presentations, provide a more complete understanding of the Company’s performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.

FFO and FFO per common share as disclosed by other REITs may not be comparable to the Company’s calculation of FFO and FFO per common share as described below. However, you should be aware that FFO and FFO per common share are non-GAAP financial measures and therefore do not represent net income or net income per share as defined by GAAP. Net income and net income per share as defined by GAAP are the most relevant measures in determining the Company’s operating performance because FFO and FFO per common share include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Furthermore, FFO per common share does not depict the amount that accrues directly to the stockholders’ benefit. Accordingly, FFO and FFO per common share should never be considered as alternatives to net income or net income per share as indicators of the Company’s operating performance.

The Company’s calculation of FFO, which it believes is consistent with the calculation of FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and which appropriately excludes the cost of capital improvements and related capitalized interest, is as follows:

•	Net income (loss) computed in accordance with GAAP;

•	Less dividends to holders of Preferred Stock;

•	Less net income attributable to noncontrolling interests;

•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

•	Less gains, or plus losses, from sales of depreciable operating properties (but excluding impairment losses) and excluding items that are classified as extraordinary items under GAAP;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•	Plus or minus adjustments for depreciation and amortization and gains/(losses) on sales related to discontinued operations.

Further, in calculating FFO, the Company adds back net income attributable to noncontrolling interests in the Operating Partnership, which the Company believes is consistent with standard industry practice for REITs that operate through an UPREIT structure. The Company believes that it is important to present FFO on an as-converted basis since all of the Common Units not owned by the Company are redeemable on a one-for-one basis for shares of its Common Stock.

Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

The Company’s FFO and FFO per common share are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2009		2008
	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$13,200		$16,734
Net income attributable to noncontrolling interests in the Operating Partnership	(694)		(893)
Net income attributable to noncontrolling interests in consolidated affiliates	(18)		(198)
Dividends on preferred stock	(1,677)		(2,838)
Net income available for common stockholders	10,811	$0.17	12,805	$0.22
Add/(Deduct):
Depreciation and amortization of real estate assets	32,981	0.48	30,191	0.49
(Gains) on disposition of depreciable properties	(19)	—	—	—
Noncontrolling interests in the Operating Partnership	694	—	893	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	3,250	0.05	2,935	0.05
Discontinued operations:
Depreciation and amortization of real estate assets	—	—	361	0.01
(Gains) on disposition of depreciable properties	(73)	—	(3,726)	(0.06)
Funds from operations	$47,644	$0.70	$43,459	$0.71

Weighted average shares outstanding (1),(2)	67,705		61,416

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.
(2)	Weighted average shares outstanding as of March 31, 2008 have been revised from previously reported amounts to include our total number of restricted shares in accordance with FSP EITF 03-6-1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our market risk as of December 31, 2008, see “Quantitative and Qualitative Disclosures About Market Risk” in our 2008 Annual Report on Form 10-K.

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepting accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

There were no changes in our internal control over financial reporting during the first three months of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.4	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWOODS PROPERTIES, INC.
By:	/s/ TERRY L. STEVENS
Terry L. Stevens
Senior Vice President and Chief Financial Officer

HIGHWOODS REALTY LIMITED PARTNERSHIP
By: Highwoods Properties, Inc., its sole general partner
By:	/s/ TERRY L. STEVENS
Terry L. Stevens
Senior Vice President and Chief Financial Officer

Date: May 8, 2009